Form 10-Q
period 1996-04-30
OPTICAL CABLE CORP
filed 1996-06-14
CIK 1000230

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

                         Commission file number 0-27022

                            OPTICAL CABLE CORPORATION
             (Exact name of registrant as specified in its charter)

               Virginia                                      54-1237042
(State or other jurisdiction of incorporation             (I.R.S. Employer
           or organization)                              Identification No.)

                              5290 Concourse Drive
                             Roanoke, Virginia 24019
          (Address of principal executive offices, including zip code)

                                 (540) 265-0690
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes X    No        (2) Yes  X     No
       ---      ---             ---      ---

     As of June 14, 1996 (after giving effect to the 2-for-1 stock split declared on June 5, 1996), 38,676,856 shares of the registrant's Common Stock, no par value, were outstanding. Of these outstanding shares, 36,000,000 shares were held by Robert Kopstein, Chairman of the Board, President and Chief Executive Officer of the registrant.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Six Months Ended April 30, 1996

- --------------------------------------------------------------------------------
                                                                          Page


PART 1.  FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Condensed Balance Sheets - April 30, 1996 and
                    October 31, 1995....................................      2

                  Condensed Statements of Income - Three Months
                    and Six Months Ended April 30, 1996 and 1995........      3

                  Condensed Statement of Changes in Stockholders'
                    Equity - Six Months Ended April 30, 1996............      4

                  Condensed Statements of Cash Flows - Six Months
                    Ended April 30, 1996 and 1995.......................      5

                  Condensed Notes to Condensed Financial Statements.....   6-10

           Item 2. Management's Discussion and Analysis of Results of
                     Operations and Financial Condition.................  11-14

PART II. OTHER INFORMATION

           Item 6. Exhibits and Reports on Form 8-K.....................     15

- --------------------------------------------------------------------------------

                         PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

OPTICAL CABLE CORPORATION

Condensed Balance Sheets



(Unaudited)
- --------------------------------------------------------------------------------------------
                                                                   April 30,      October 31,
Assets                                                                 1996             1995
- --------------------------------------------------------------------------------------------
Current assets:
 Cash and cash equivalents                                       $4,092,506         $535,235
 Trade accounts receivable, net of allowance for doubtful
  accounts of S250,000 in 1996 and $200,000 in 1995               7,588,023        6,186,888
 Other receivables                                                  113,565           98,297
 Due from employees                                                   2,600            3,225
 Inventories                                                      6,721,603        6,033,042
 Prepaid expenses                                                    89,528           86,553
 Deferred income taxes                                              186,563                -
- --------------------------------------------------------------------------------------------
Total current assets                                             18,794,388       12,943,240

Other assets                                                              -          201,237
Property and equipment, net                                       6,040,425        5,674,232
- --------------------------------------------------------------------------------------------
Total assets                                                    $24,834,813     $ 18,818,709
- --------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
- --------------------------------------------------------------------------------------------
Current liabilities:
 Notes payable                                                   $1,348,000         $309,000
 Accounts payable and accrued expenses                            3,351,121        2,726,727
 Accrued compensation and payroll taxes                             511,164          831,197
 Income taxes payable                                               319,397                -
- --------------------------------------------------------------------------------------------
Total current liabilities                                         5,529,682        3,866,924
Deferred income taxes                                                51,106                -
- --------------------------------------------------------------------------------------------
Total liabilities                                                 5,580,788        3,866,924
- --------------------------------------------------------------------------------------------
Stockholders' equity:
 Common stock; no par value, authorized 50,000,000
   shares; issued and outstanding 38,676,856 shares
   at April 30, 1996 and 36,000,000 at October 31,
   1995                                                          18,653,860              596
 Additional paid-in capital                                               -          767,849
 Retained earnings                                                  600,165       14,183,340
- --------------------------------------------------------------------------------------------
Total stockholders' equity                                       19,254,025       14,951,785

Commitments and contingencies
- --------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                      $24,834,813      $18,818,709
- --------------------------------------------------------------------------------------------

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statements of Income



(Unaudited)
- ------------------------------------------------------------------------------------------------------------------

                                                          Tbree Months Ended                Six Months Ended
                                                              April 30,                         April 30,
                                                              ---------                         ---------
                                                        1996             1995             1996             1995
- ------------------------------------------------------------------------------------------------------------------

Net sales                                          $ 10,183,960        $9,500,186     $ 20,526,432    $ 17,632,822
Cost of goods sold                                    6,087,121         5,524,936       11,722,572      10,176,339
- ------------------------------------------------------------------------------------------------------------------
Gross profit                                          4,096,839         3,975,250        8,803,860       7,456,483

Selling, general and administrative expenses          1,973,115         1,795,862        3,911,919       3,721,492
- ------------------------------------------------------------------------------------------------------------------
Income from operations                                2,123,724         2,179,388        4,891,941       3,734,991

Other income (expense):
 Interest income                                         22,572               175           29,450             175
 Interest expense                                        (3,493)         (152,351)          (3,493)       (296,104)
 Other, net                                             109,425             1,636          109,324          25,536
- ------------------------------------------------------------------------------------------------------------------
Other income (expense), net                             128,504          (150,540)         135,281        (270,393)
- ------------------------------------------------------------------------------------------------------------------
Income before income tax expense                      2,252,228         2,028,848        5,027,222       3,464,598

Income tax expense                                      183,940                 -          183,940               -
- ------------------------------------------------------------------------------------------------------------------
Net income                                           $2,068,288        $2,028,848       $4,843,282      $3,464,598
- ------------------------------------------------------------------------------------------------------------------
Pro forma income data:
  Net income before pro forma income tax
     provision, as reported                          $2,068,288                         $4,843,282
  Pro forma income tax provision                        680,916                          1,746,513
- ------------------------------------------------------------------------------------------------------------------
Pro forma net income                                 $1,387,372                         $3,096,769
- ------------------------------------------------------------------------------------------------------------------
Pro forma net income per share                            $0.04                              $0.08
- ------------------------------------------------------------------------------------------------------------------
Pro forma weighted average shares outstanding        38,692,284                         38,246,142
- ------------------------------------------------------------------------------------------------------------------

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statement of Changes in Stockholders' Equity

Six Months Ended April 30, 1996

(Unaudited)
- ---------------------------------------------------------------------------------------------------------------

                                      Common       Stock         Additional                            Total
                                  -------------------------       Paid-in         Retained      Stockholders'
                                      Shares       Amount         Capital         Earnings           Equity
- ---------------------------------------------------------------------------------------------------------------
Balances, October 31, 1995        36,000,000    $       596       767,849        14,183,340       14,951,785

Net income - five months
    ended March 31, 1996                   -             -            -           4,243,117        4,243,117

Issuance of common stock for
    cash ($2.50 per share, less
    issuance costs of
    $1,083,182)                    2,676,856      5,608,958           -                   -        5,608,958

Distributions to stockholder               -              -           -          (6,150,000)      (6,150,000)

Recapitalization                           -     13,044,306      (767,849)      (12,276,457)              -

Net income - month ended
    April 30, 1996                         -              -            -            600,165          600,165
- ---------------------------------------------------------------------------------------------------------------
Balances, April 30, 1996          38,676,856   $ 18,653,860            -            600,165       19,254,025
- ---------------------------------------------------------------------------------------------------------------

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statements of Cash Flows



(Unaudited)
- -----------------------------------------------------------------------------------------------


                                                                       Six Months Ended
                                                                           April 30,
                                                                -------------------------------
                                                                    1996               1995
- -----------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                    $ 4,843,282        $ 3,464,598
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                256,952            187,315
       Bad debt expense                                              43,893             (3,018)
       Deferred income taxes                                       (135,457)                 -
       Gain on sale of property and equipment                             -                (20)
     (Increase) decrease in:
        Trade accounts receivable                                (1,445,028)        (1,988,472)
        Other receivables                                           (15,268)            52,783
        Due from employees                                              625             (3,572)
        Inventories                                                (688,561)         2,882,856
        Prepaid expenses                                             (2,975)             1,814
        Other assets                                                201,237                 -
     Increase (decrease) in:
       Accrued interest payable                                           -             (8,458)
       Accounts payable and accrued expenses                        624,394          1,149,372
       Accrued compensation and payroll taxes                      (320,033)           176,854
       Income taxes payable                                         319,397                  -
- -----------------------------------------------------------------------------------------------
Net cash provided by operating activities                         3,682,458          5,912,052
- -----------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Purchase of property and equipment                                (623,145)          (160,502)
 Proceeds from sale of property and equipment                             -                 20
- -----------------------------------------------------------------------------------------------
Net cash used in investing activities                              (623,145)          (160,482)
- -----------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Net change in notes payable                                      1,039,000         (4,296,485)
 Payments on long-term debt                                               -           (250,000)
 Proceeds from issuance of common stock, net of issuance costs    5,608,958                  -
 Cash distributions to stockholder                               (6,150,000)        (1,080,000)
- -----------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                 497,958         (5,626,485)
- -----------------------------------------------------------------------------------------------
Net increase in cash                                              3,557,271            125,085

Cash and cash equivalents at beginning of period                    535,235            105,720
- -----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                      $ 4,092,506        $   230,805
- -----------------------------------------------------------------------------------------------

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Six Months Ended April 30, 1996

(Unaudited)

- --------------------------------------------------------------------------------
(1)   General

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1996. The unaudited condensed financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 1995.


(2)   Recapitalization and Initial Public Offering

      The Company's Board of Directors authorized the filing of a registration statement for a public offering of the Company's common stock. In connection with the public offering, the Board and the previously sole stockholder approved an increase in the number of authorized shares of common stock from 50,000 shares to 50,000,000 shares, a recapitalization involving an exchange of all outstanding $1 par value common stock (596 shares) on a 60,403-for-1 basis for no par value common stock (36,000,000 shares) and the authorization of 1,000,000 shares of preferred stock, no par value, issuable in multiple series.

      On April 1, 1996, the Company completed a public offering of 2,676,856 shares of the Company's common stock from which it received net proceeds of approximately $5.6 million.

      At October 31, 1995, included in noncurrent other assets are deferred costs related to the public offering in the amount of $201,237. These deferred costs were charged against the gross proceeds of the public offering.

      Common Stock

      In connection with the recapitalization, additional paid-in capital as of March 31, 1996 has been reclassified to no par value common stock.




                                                                    (Continued)

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements



(Unaudited)
- --------------------------------------------------------------------------------

(2)   (Continued)

      Undistributed Earnings

      In connection with the recapitalization, the amount of the undistributed taxable S Corporation earnings remaining as of March 31, 1996 has been reclassified to no par value common stock.

      Distributions

      Since November 1, 1995 and in connection with the termination of the Company's status as an S Corporation, the Company has made distributions to the previously sole stockholder representing a portion of the undistributed taxable S Corporation earnings. The Company made distributions totaling $6,150,000 to the previously sole stockholder during the six months ended April 30, 1996.


(3)   Inventories

      Inventories at April 30, 1996 and October 31, 1995 consist of the following:

                                                       April 30,     October 31,
                                                            1996           1995
- --------------------------------------------------------------------------------
      Finished goods                                 $ 2,772,172    $ 2,331,995
      Work in process                                  1,394,548      1,594,193
      Raw materials                                    2,515,807      2,067,949
      Production supplies                                 39,076         38,905
- --------------------------------------------------------------------------------
                                                     $ 6,721,603    $ 6,033,042
- --------------------------------------------------------------------------------

(4)   Notes Payable

      On March 1, 1996, the Company and its bank executed a loan commitment letter renewing its $5 million revolving line of credit arrangement for another year under substantially similar terms; however, the line of credit as renewed does not contain the restrictive financial covenants contained in the previous agreement.



                                                                     (Continued)

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements



(Unaudited)
- --------------------------------------------------------------------------------

(5)   Income Taxes

      Through March 31, 1996, the Company was not subject to federal and state income taxes since it had elected to be taxed as an S Corporation. In connection with the closing of the Company's initial public offering, the Company terminated its status as an S Corporation effective March 31, 1996 and became subject to federal and state income taxes. Accordingly, the statements of income include income taxes from April 1, 1996 and for informational purposes, the statements of income for the three months and six months ended April 30, 1996 include a pro forma adjustment for income taxes which would have been recorded if the Company had been subject to income taxes for the entire period presented.

      Income Tax Expense

      Income tax expense for the six months ended April 30, 1996 consists of:

                                                  Current    Deferred     Total
- --------------------------------------------------------------------------------

      U.S. Federal                              $  268,913   (114,047)  154,866
      State                                         50,484    (21,410)   29,074
- --------------------------------------------------------------------------------
      Totals                                    $  319,397   (135,457)  183,940
- --------------------------------------------------------------------------------

      Deferred Income Taxes

      The Company recorded a $114,045 net benefit for deferred income taxes upon termination of the Company's S Corporation status. The adjustment reflects the net deferred income tax asset balance at March 31, 1996 in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires an asset and liability approach for the accounting and financial reporting of income taxes.



                                                                     (Continued)

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements



(Unaudited)
- --------------------------------------------------------------------------------

(5)   (Continued)

      The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax asset as of April 30, 1996 are presented below:

      Deferred tax assets:
          Accounts receivable, due to allowance for doubtful accounts     $ 94,900
          Inventories, due to additional costs inventoried for tax
               purposes pursuant to the Tax Reform Act of 1986              60,175
          Self-insured health care costs, due to accrual for financial
               reporting purposes                                           40,816
     -----------------------------------------------------------------------------
     Total gross deferred tax assets                                       195,891
     Less valuation allowance                                                    -
     -----------------------------------------------------------------------------
     Net deferred tax assets                                               195,891

     Deferred tax liabilities:
          Plant and equipment, due to differences in depreciation and
               capital gain recognition                                    (51,106)
          Prepaid expenses, due to deduction for tax purposes               (9,328)
     -----------------------------------------------------------------------------
     Total gross deferred tax liabilities                                  (60,434)
     -----------------------------------------------------------------------------
     Net deferred tax asset, including current net tax asset of $186,563
          and noncurrent net tax liability of $51,106                     $135,457
     -----------------------------------------------------------------------------


      Based on the Company's historical and current pretax earnings, management believes that it is more likely than not that the recorded deferred tax assets will be realized.


(6)   Pro Forma Net Income Per Share

      Pro forma net income per share was computed by dividing pro forma net income by the pro forma weighted average number of common shares outstanding during the period (as adjusted for the recapitalization) and the number of shares (1,800,000) that the Company would have needed to issue at the initial public offering price per share ($2.50) to pay a $1 million cash distribution to the sole stockholder in December 1995 and a $3.5 million cash distribution to the previously sole stockholder out of the proceeds of the initial public offering.



                                                                     (Continued)

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements



(Unaudited)
- --------------------------------------------------------------------------------

(7)   Stock Incentive Plan

      The Company and its previously sole stockholder adopted on March 1, 1996 a stock incentive plan which is called the Optical Cable Corporation 1996 Stock Incentive Plan (the "Plan"). The Plan is intended to provide a means for selected key management employees to increase their personal financial interest in the Company, thereby stimulating the efforts of these employees and strengthening their desire to remain with the Company through the use of stock incentives. The Company has reserved 4,000,000 shares of Common Stock for issuance pursuant to incentive awards under the Plan. Incentive awards may be in the form of either incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock or incentive stock.

      The aggregate number of shares under option pursuant to the Plan is as follows:


                                                        Number      Option Price
                                                       of Shares      Per Share
- --------------------------------------------------------------------------------

      Options outstanding at October 31, 1995                -               -
      Granted                                          460,000         $  2.50
      Forfeited                                         (4,000)        $  2.50
- -------------------------------------------------------------------

      Options outstanding at April 30, 1996            456,000         $  2.50
- -------------------------------------------------------------------

(8)   Stock Dividends

      On May 14, 1996, the Board of Directors declared a 2-for-1 stock split effected in the form of a one hundred percent (100%) stock dividend paid on May 31, 1996 to stockholders of record at the close of business on May 15, 1996. On June 5, 1996, the Board of Directors declared a 2-for-1 stock split effected in the form of a one hundred percent (100%) stock dividend to be paid on June 21, 1996 to stockholders of record at the close of business on June 6, 1996. All share and per share data have been adjusted to reflect these stock dividends.

- --------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Three Months Ended April 30, 1996 and 1995

Net Income

Net income increased 1.9 percent to $2.1 million in second quarter 1996 from $2.0 million in second quarter 1995. This increase was primarily due to increased sales volume and a reduction in interest expense. This was offset by the recording of income tax expense of $184,000 for second quarter 1996 as a result of the Company's termination of its S Corporation status effective March 31, 1996.

Net Sales

Net sales consists of gross sales of products, less discounts, refunds and returns. Net sales increased 7.2 percent to $10.2 million in second quarter 1996 from $9.5 million for the same period in 1995. This increase was attributable to the Company's continued effort to reach a broader customer base throughout the United States and internationally with increased advertising, trade show attendance, and direct sales presence in more states. This effort resulted in greater sales in all market segments and product types. Sales from orders less than $50,000 increased 14.0 percent to $8.1 million in second quarter 1996 from $7.1 million for the same period in 1995, and sales from orders $50,000 or more decreased 12.8 percent to $2.1 million from $2.4 million.

Gross Profit Margin

Cost of goods sold consists of the cost of materials, compensation costs and overhead related to the Company's manufacturing operations, and warranty expenses. The Company's gross profit margin (gross profit as a percentage of net sales) decreased to 40.2 percent in second quarter 1996 from 41.8 percent in second quarter 1995. This decrease was due primarily to a change in the Company's product mix sold during the quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the compensation costs (including sales commissions) for sales and marketing personnel, travel expenses, customer support expenses, trade show expenses, advertising, the compensation cost for administration, finance and general management personnel, as well as legal and accounting fees. Selling, general and administrative expenses as a percentage of net sales were 19.4 percent in second quarter 1996 compared to 18.9 percent in second quarter 1995. This higher percentage was primarily due to an increase in bad debt expense of $47,000.

Interest Expense

The reduction in interest expense in second quarter 1996 is due to the Company generating adequate amounts of cash from operations to meet its cash needs thereby requiring limited use of its revolving line of credit in second quarter 1996.


                                                                     (Continued)

Six Months Ended April 30, 1996 and 1995

Net Income

Net income increased 39.8 percent to $4.8 million for the six months ended April 30, 1996 from $3.5 million for the six months ended April 30, 1995. This increase was primarily due to increased sales volume, increased gross profit margin and a reduction in interest expense. This was offset by the recording of income tax expense of $184,000 for second quarter 1996 as a result of the Company's termination of its S Corporation status effective March 31, 1996.

Net Sales

Net sales consists of gross sales of products, less discounts, refunds and returns. Net sales increased 16.4 percent to $20.5 million for the six months ended April 30, 1996 from $17.6 million for the same period in 1995. This increase was attributable to the Company's continued effort to reach a broader customer base throughout the United States and internationally with increased advertising, trade show attendance, and direct sales presence in more states. This effort resulted in greater sales in all market segments and product types. Additionally, net sales were favorably impacted by increases in both large and small orders. Sales from orders less than $50,000 increased 17.8 percent to $16.8 million for the six months ended April 30, 1996 from $14.3 million for the same period in 1995, and sales from orders $50,000 or more increased 10.6 percent to $3.7 million from $3.3 million.

Gross Profit Margin

Cost of goods sold consists of the cost of materials, compensation costs and overhead related to the Company's manufacturing operations, and warranty expenses. The Company's gross profit margin (gross profit as a percentage of net sales) increased slightly to 42.9 percent for the six months ended April 30, 1996 from 42.3 percent for the six months ended April 30, 1995. This increase was due primarily to a change in the Company's product mix sold during the period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the compensation costs (including sales commissions) for sales and marketing personnel, travel expenses, customer support expenses, trade show expenses, advertising, the compensation cost for administration, finance and general management personnel, as well as legal and accounting fees. Selling, general and administrative expenses as a percentage of net sales were 19.1 percent for the six months ended April 30, 1996 compared to 21.1 percent for the six months ended April 30, 1995. This lower percentage was primarily the result of the fact that net sales for the six months ended April 30, 1996 increased 16.4 percent for the six months ended April 30, 1995.

Interest Expense

The reduction in interest expense for the six months ended April 30, 1996 is due to the Company generating adequate amounts of cash from operations to meet its cash needs thereby not requiring the use of its revolving line of credit for the six months ended April 30, 1996.


                                                                     (Continued)

Financial Condition

Total assets at April 30, 1996 were $24.8 million, an increase of $6.0 million, or 32.0 percent over October 31, 1995. This increase was primarily due to an increase of $1.4 million in trade accounts receivable resulting from the increased sales volume during the six months ended April 30, 1996, an increase of $.7 million in inventory and an increase in cash and cash equivalents of $3.6 million resulting from the initial public offering of the Company's common stock.

Total stockholders' equity at April 30, 1996 increased $4.3 million from October 31, 1995 as a result of the initial public offering and net income for the six months ended April 30, 1996, less cash distributions totaling $6.2 million to the Company's previously sole stockholder.

Liquidity and Capital Resources

The Company has financed its cash requirements through cash flows from operations along with short-term borrowings. On March 1, 1996, the Company and its bank executed a loan commitment letter renewing its $5 million revolving line of credit arrangement for another year under substantially similar terms; however, the line of credit as renewed does not contain the restrictive financial covenants contained in the previous agreement.

The Company's primary capital needs have been to (i) fund working capital requirements, (ii) repay indebtedness, (iii) purchase property and equipment for expansion and (iv) fund distributions to its previously sole stockholder primarily to satisfy his tax liabilities resulting from S Corporation status. The Company's primary sources of financing have been cash from operations, bank borrowings and the initial public offering of the Company's common stock. The Company believes that its cash flow from operations, available lines of credit and the portion of the net proceeds from the public offering that the Company intends to use for general corporate purposes will be adequate to fund its operations for at least the next twelve months. The Company is not aware of any trends, commitments or events that will result in or that are reasonably likely to result in a material increase or decrease in liquidity thereafter. As of the date hereof, the Company has no additional material sources of financing.

Cash flows from operations were approximately $3.7 million and $5.9 million for the six months ended April 30, 1996 and 1995, respectively. For the six months ended April 30, 1996, cash flows from operations were primarily provided by operating income, offset by an increase in trade accounts receivable of $1.4 million and an increase in inventory of $0.7 million. Cash flows from operations for the six months ended April 30, 1995 were primarily provided by operating income and a decrease in inventory of $2.9 million. In 1995, the Company reduced its inventory of optical fiber because it had additional access to ready supplies.

Net cash used in investing activities was primarily for expenditures related to facilities and equipment and was $623,000 and $161,000 for the six months ended April 30, 1996 and 1995, respectively. In fiscal 1996 and 1997, the Company expects to make additional investments in facilities expansion; however, as of April 30, 1996, there are no material commitments for capital expenditures.


                                                                     (Continued)

Net cash provided by (used in) financing activities was $0.5 million and $(5.6) million for the six months ended April 30, 1996 and 1995, respectively. The net cash provided by financing activities for the six months ended April 30, 1996 consisted of an increase in debt outstanding under the line of credit of $1.0 million and net proceeds from the issuance of common stock of $5.6 million, offset by $6.2 million in cash distributions to the Company's previously sole stockholder. The net cash used in financing activities for the six months ended April 30, 1995 consisted primarily of a decrease in debt outstanding under the line of credit of $4.3 million and cash distributions to the Company's previously sole stockholder of $1.1 million.

                           PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibits required by Item 601 of Regulation S-K for the six months ended April 30, 1996.

                  (27) Financial Data Schedule.


            (b) Reports on Form 8-K filed during the three months ended April 30, 1996.

                  None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   OPTICAL CABLE CORPORATION
                                           (Registrant)



Date:  June 14, 1996               /s/Robert Kopstein
                                   -----------------------------------------
                                   Robert Kopstein
                                   Chairman of the Board, President and
                                     Chief Executive Officer



Date:  June 14, 1996               /s/Kenneth W. Harber
                                   ------------------------------------------
                                   Kenneth W. Harber
                                   Vice President of Finance, Treasurer
                                     and Secretary
                                   (principal financial and accounting officer)