Form 10-Q
period 1996-07-31
OPTICAL CABLE CORP
filed 1996-09-06
CIK 1000230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

                         Commission file number 0-27022

                            OPTICAL CABLE CORPORATION
             (Exact name of registrant as specified in its charter)

            VIRGINIA                                    54-1237042
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

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

(1) Yes X No            (2) Yes X No

   As of September 5, 1996, 38,675,416 shares of the registrant's Common Stock, no par value, were outstanding. Of these outstanding shares, 36,000,000 shares were held by Robert Kopstein, Chairman of the Board, President and Chief Executive Officer of the registrant.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Nine Months Ended July 31, 1996
- --------------------------------------------------------------------------------

                                                                           PAGE

PART I.   FINANCIAL INFORMATION

          Item 1. FINANCIAL STATEMENTS

                  Condensed Balance Sheets - July 31, 1996 and
                    October 31, 1995..........................................2

                  Condensed Statements of Income - Three Months
                    and Nine Months Ended July 31, 1996 and 1995..............3

                  Condensed Statement of Changes in Stockholders'
                    Equity - Nine Months Ended July 31, 1996..................4

                  Condensed Statements of Cash Flows - Nine Months
                    Ended July 31, 1996 and 1995..............................5

                  Condensed Notes to Condensed Financial Statements........6-10

          Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                    OPERATIONS AND FINANCIAL CONDITION....................11-14

PART II.  OTHER INFORMATION

          Item 6. EXHIBITS AND REPORTS ON FORM 8-K...........................15

- -------------------------------------------------------------------------------
                         PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS


OPTICAL CABLE CORPORATION

Condensed Balance Sheets


(Unaudited)

- ---------------------------------------------------------------------------------------------------------------------
                                                                           July 31,                       October 31,
ASSETS                                                                       1996                            1995
- ---------------------------------------------------------------------------------------------------------------------
Currents assets:
     Cash and cash equivalents                                       $     3,081,597               $       535,235
     Trade accounts receivable, net of allowance for doubtful
       accounts of $250,000 in 1996 and $200,000 in 1995                   8,078,147                     6,186,888
     Other receivables                                                       198,667                        98,297
     Due from employees                                                          875                         3,225
     Inventories                                                           8,352,095                     6,033,042
     Prepaid expenses                                                         87,237                        86,553
     Deferred income taxes                                                   186,563                             -
- ------------------------------------------------------------------------------------------------------------------
Total current assets                                                      19,985,181                    12,943,240

Other assets                                                                       -                       201,237
Property and equipment, net                                                6,184,701                     5,674,232
- ------------------------------------------------------------------------------------------------------------------
Total assets                                                         $    26,169,882               $    18,818,709
==================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------------------------------------------------------------------------------------

Current liabilities:
     Notes payable                                                   $     1,115,000               $       309,000
     Accounts payable and accrued expenses                                 2,385,574                     2,726,727
     Accrued compensation and payroll taxes                                  736,292                       831,197
     Income taxes payable                                                    828,806                             -
- ------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                  5,065,672                     3,866,924

Deferred income taxes                                                         51,106                             -
- ------------------------------------------------------------------------------------------------------------------
Total liabilities                                                          5,116,778                     3,866,924
- ------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
     Common stock; no par value, authorized 50,000,000
       shares; issued and outstanding 38,675,416 shares
       at July 31, 1996 and 36,000,000 at October 31,
       1995                                                               18,594,116                           596
     Additional paid-in capital                                                    -                       767,849
     Retained earnings                                                     2,458,988                    14,183,340
- ------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                21,053,104                    14,951,785

Commitments and contingencies
- ------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                           $    26,169,882               $    18,818,709
==================================================================================================================

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statements of Income


(Unaudited)

- ----------------------------------------------------------------------------------------------------------------------------------

                                                                       Three Months Ended                  Nine Months Ended
                                                                            July 31,                            July 31,
                                                                       ------------------                 -------------------
                                                                     1996              1995             1996               1995
- ----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                   $     10,862,064    $    8,697,155   $    31,388,496   $    26,329,977
Cost of goods sold                                                 5,909,041         4,720,779        17,631,613        14,897,118
- ----------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                       4,953,023         3,976,376        13,756,883        11,432,859

Selling, general and administrative expenses                       2,005,442         2,031,620         5,917,361         5,753,112
- ----------------------------------------------------------------------------------------------------------------------------------
Income from operations                                             2,947,581         1,944,756         7,839,522         5,679,747

Other income (expense):
     Interest income                                                  37,626                 -            67,076               175
     Interest expense                                                 (1,622)          (67,120)           (5,115)         (363,224)
     Other, net                                                         (353)              (50)          108,971            25,486
- ----------------------------------------------------------------------------------------------------------------------------------
Other income (expense), net                                           35,651           (67,170)          170,932          (337,563)
- ----------------------------------------------------------------------------------------------------------------------------------
Income before income tax expense                                   2,983,232         1,877,586         8,010,454         5,342,184

Income tax expense                                                 1,124,409                 -         1,308,349                 -
- ----------------------------------------------------------------------------------------------------------------------------------
Net imcome                                                  $      1,858,823    $    1,877,586   $     6,702,105   $     5,342,184
==================================================================================================================================
Pro forma income data:
     Net income before pro forma income tax
       provision, as reported                               $      1,858,823                     $     6,702,105
     Pro forma income tax provision                                        -                           1,746,513
- ----------------------------------------------------------------------------------------------------------------------------------
Pro forma net income                                        $      1,858,823                     $     4,955,592
==================================================================================================================================
Pro forma net income per share                              $           0.05                     $          0.13
==================================================================================================================================
Pro forma weighted average shares outstanding                     40,475,416                          39,989,074
==================================================================================================================================

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statement of Changes in Stockholders' Equity

Nine Months Ended July 31, 1996


(Unaudited)

- ----------------------------------------------------------------------------------------------------------------

                                                                Additional                            Total
                                      Common Stock               Paid-in          Retained         Stockholders'
                                  Shares        Amount           Capital          Earnings            Equity
- ----------------------------------------------------------------------------------------------------------------
Balances, October 31, 1995       36,000,000   $         596      767,849        14,183,340         14,951,785

Net income - five months
   ended March 31, 1996                   -               -            -         4,243,117          4,243,117

Issuance of common stock
   for cash ($2.50 per
   share, less issuance
   costs of $1,139,326)          2,675,416        5,549,214            -                 -          5,549,214

Distributions to stockholder             -                -            -        (6,150,000)        (6,150,000)

Recapitalization                         -       13,044,306     (767,849)      (12,276,457)                 -

Net income - four months
   ended July 31, 1996                   -                -            -         2,458,988          2,458,988
- ----------------------------------------------------------------------------------------------------------------
Balances, July 31, 1996         38,675,416    $  18,594,116            -         2,458,988         21,053,104
================================================================================================================

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statements of Cash Flows


(Unaudited)

- --------------------------------------------------------------------------------------------------------------------

                                                                                        Nine Months Ended
                                                                                             July 31,
                                                                                     -----------------------
                                                                                     1996               1995
- -------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                                 $   6,702,105       $   5,342,184
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                               361,525             286,792
          Bad debt expense                                                             41,431              (9,055)
          Deferred income taxes                                                      (135,457)                  -
          Gain on sale of property and equipment                                            -                 381
          (Increase) decrease in:
               Trade accounts receivable                                           (1,932,690)         (1,672,639)
               Other receivables                                                     (100,370)            (17,977)
               Due from employees                                                       2,350              (3,111)
               Inventories                                                         (2,319,053)          3,784,879
               Prepaid expenses                                                          (684)            (55,007)
               Other assets                                                           201,237                   -
          Increase (decrease) in:
               Accrued interest payable                                                     -              (8,458)
               Accounts payable and accrued expenses                                 (341,153)          1,117,280
               Accrued compensation and payroll taxes                                 (94,905)            302,040
               Income taxes payable                                                   828,806                   -
- --------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                           3,213,142           9,067,309
- --------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Purchase of property and equipment                                              (871,994)           (210,362)
     Proceeds from sale of property and equipment                                           -                  20
- --------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                (871,994)           (210,342)
- --------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Net change in notes payable                                                      806,000          (4,087,238)
     Payments on long-term debt                                                             -          (3,500,000)
     Proceeds from issuance of common stock, net of issuance costs                  5,549,214                   -
     Cash distributions to stockholder                                             (6,150,000)         (1,080,000)
- ---------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                   205,214          (8,667,238)
- ---------------------------------------------------------------------------------------------------------------------
Net increase in cash                                                                2,546,362             189,729

Cash and cash equivalents at beginning of period                                      535,235             105,720
- ---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $   3,081,597       $     295,449
=====================================================================================================================

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Nine Months Ended July 31, 1996

(Unaudited)
- --------------------------------------------------------------------------------

(1)      General

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1996. The unaudited condensed financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 1995.

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

         On April 1, 1996, the Company completed a public offering of 2,675,416 shares of the Company's common stock from which it received net proceeds of approximately $5.5 million.

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

         Distributions

         Since November 1, 1995 and in connection with the termination of the Company's status as an S Corporation, the Company has made distributions to the previously sole stockholder representing a portion of the undistributed taxable S Corporation earnings. The Company made distributions totaling $6,150,000 to the previously sole stockholder during the nine months ended July 31, 1996.

(3)      Inventories

         Inventories at July 31, 1996 and October 31, 1995 consist of the following:


                                                 July 31,         October 31,
                                                    1996                1995
         -----------------------------------------------------------------------

         Finished goods                       $  2,882,084     $  2,331,995
         Work in process                         2,284,707        1,594,193
         Raw materials                           3,141,076        2,067,949
         Production supplies                        44,228           38,905
         -----------------------------------------------------------------------
                                              $  8,352,095     $  6,033,042
         =======================================================================

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

                                                                     (Continued)

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements


(Unaudited)
- --------------------------------------------------------------------------------

(5)      Income Taxes

         Through March 31, 1996, the Company was not subject to federal and state income taxes since it had elected to be taxed as an S Corporation. In connection with the closing of the Company's initial public offering, the Company terminated its status as an S Corporation effective March 31, 1996 and became subject to federal and state income taxes. Accordingly, the statements of income include income taxes from April 1, 1996 and for informational purposes, the statement of income for the nine months ended July 31, 1996 includes a pro forma adjustment for income taxes which would have been recorded if the Company had been subject to income taxes for the entire period presented.

         Income Tax Expense

         Income tax expense for the nine months ended July 31, 1996 consists of:

                                       Current         Deferred          Total
         -----------------------------------------------------------------------

         U.S. Federal              $  1,259,807       (114,047)       1,145,760
         State                          183,999        (21,410)         162,589
         -----------------------------------------------------------------------

         Totals                    $  1,443,806       (135,457)       1,308,349
         =======================================================================

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



                                                                     (Continued)

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements


(Unaudited)
- --------------------------------------------------------------------------------

(5)      (Continued)

         The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax asset as of July 31, 1996 are presented below:

         Deferred tax assets:
             Accounts receivable, due to allowance for doubtful accounts                          $    94,900
             Inventories, due to additional costs inventoried for tax
                purposes pursuant to the Tax Reform Act of 1986                                        60,175
             Self-insured health care costs, due to accrual for financial
                reporting purposes                                                                     40,816
         ----------------------------------------------------------------------------------------------------
         Total gross deferred tax assets                                                              195,891
         Less valuation allowance                                                                           -
         ----------------------------------------------------------------------------------------------------
         Net deferred tax assets                                                                      195,891

         Deferred tax liabilities:
             Plant and equipment, due to differences in depreciation and
                capital gain recognition                                                              (51,106)
             Prepaid expenses, due to deduction for tax purposes                                       (9,328)
         ----------------------------------------------------------------------------------------------------

         Total gross deferred tax liabilities                                                         (60,434)
         ----------------------------------------------------------------------------------------------------

         Net deferred tax asset, including current net tax asset of $186,563
             and noncurrent net tax liability of $51,106                                          $   135,457
         ====================================================================================================

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

         The aggregate number of shares under option pursuant to the Plan is as follows:


                                                        Number      Option Price
                                                      of Shares      Per Share
         -----------------------------------------------------------------------

         Options outstanding at October 31, 1995              -              -
         Granted                                        460,000       $   2.50
         Forfeited                                      (16,000)      $   2.50
         ------------------------------------------------------

         Options outstanding at July 31, 1996           444,000       $   2.50
         ======================================================

(8)      Stock Dividends

         On May 14, 1996, the Board of Directors declared a 2-for-1 stock split effected in the form of a one hundred percent (100%) stock dividend paid on May 31, 1996 to stockholders of record at the close of business on May 15, 1996. On June 5, 1996, the Board of Directors declared a 2-for-1 stock split effected in the form of a one hundred percent (100%) stock dividend paid on June 21, 1996 to stockholders of record at the close of business on June 6, 1996. All share and per share data have been adjusted to reflect these stock dividends.

- --------------------------------------------------------------------------------

Item 2.      MANAGEMENT'S DISCUSSION  AND  ANALYSIS OF RESULTS OF OPERATIONS AND
                 FINANCIAL CONDITION

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1996 AND 1995

Income Before Income Tax Expense

Income before income tax expense increased 58.9 percent to $3.0 million for the three months ended July 31, 1996 compared to $1.9 million for the three months ended July 31, 1995. This was primarily due to increased sales volume and a reduction in interest expense of $65,000 as noted below.

Net Income

Net income of $1.9 million for third quarter 1996 was comparable to third quarter 1995. This was a result of a $1.1 million increase in income before income tax expense which was offset by the recording of income tax expense of $1.1 million for third quarter 1996 as a result of the Company's termination of its S Corporation status effective March 31, 1996.

Net Sales

Net sales consists of gross sales of products, less discounts, refunds and returns. Net sales increased 24.9 percent to $10.9 million in third quarter 1996 from $8.7 million for the same period in 1995. This increase was attributable to the Company's continued effort to reach a broader customer base throughout the United States and internationally with increased advertising, trade show attendance, and direct sales presence in more states. This effort resulted in greater sales in all market segments and product types. Sales from orders less than $50,000 increased 19.2 percent to $9.1 million in third quarter 1996 from $7.6 million for the same period in 1995, and sales from orders $50,000 or more increased 67.0 percent to $1.8 million from $1.1 million.

Gross Profit Margin

Cost of goods sold consists of the cost of materials, compensation costs and overhead related to the Company's manufacturing operations, and warranty expenses. The Company's gross profit margin (gross profit as a percentage of net sales) decreased slightly to 45.6 percent in third quarter 1996 from 45.7 percent in third quarter 1995. This decrease was due primarily to a change in the Company's product mix sold during the quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the compensation costs (including sales commissions) for sales and marketing personnel, travel expenses, customer support expenses, trade show expenses, advertising, the compensation cost for administration, finance and general management personnel, as well as legal and accounting fees. Selling, general and administrative expenses as a percentage of net sales were 18.5 percent in third quarter 1996 compared to 23.4 percent in third quarter 1995. This lower percentage was primarily the result of the fact that net sales for third quarter 1996 increased
24.9 percent from the same period in 1995.

Interest Expense

The $65,000 reduction in interest expense in third quarter 1996 is due to the Company generating adequate amounts of cash from operations to meet its cash needs thereby requiring limited use of its revolving line of credit in third quarter 1996.

                                                                     (Continued)

NINE MONTHS ENDED JULY 31, 1996 AND 1995

Income Before Income Tax Expense

Income before income tax expense increased 49.9 percent to $8.0 million for the nine months ended July 31, 1996 from $5.3 million for the nine months ended July 31, 1995. This increase was primarily due to increased sales volume, increased gross profit margin and a reduction in interest expense of $358,000 as noted below.

Net Income

Net income increased 25.5 percent to $6.7 million for the nine months ended July 31, 1996 from $5.3 million for the nine months ended July 31, 1995. This increase was a result of a $2.7 million increase in income before income tax expense which was offset by the recording of income tax expense of $1.3 million for the nine months ended July 31, 1996 as a result of the Company's termination of its S Corporation status effective March 31, 1996.

Net Sales

Net sales consists of gross sales of products, less discounts, refunds and returns. Net sales increased 19.2 percent to $31.4 million for the nine months ended July 31, 1996 from $26.3 million for the same period in 1995. This increase was attributable to the Company's continued effort to reach a broader customer base throughout the United States and internationally with increased advertising, trade show attendance, and direct sales presence in more states. This effort resulted in greater sales in all market segments and product types. Additionally, net sales were favorably impacted by increases in both large and small orders. Sales from orders less than $50,000 increased 18.3 percent to $25.9 million for the nine months ended July 31, 1996 from $21.9 million for the same period in 1995, and sales from orders $50,000 or more increased 24.0 percent to $5.5 million from $4.4 million.

Gross Profit Margin

Cost of goods sold consists of the cost of materials, compensation costs and overhead related to the Company's manufacturing operations, and warranty expenses. The Company's gross profit margin (gross profit as a percentage of net sales) increased slightly to 43.8 percent for the nine months ended July 31, 1996 from 43.4 percent for the nine months ended July 31, 1995. This increase was due primarily to a change in the Company's product mix sold during the period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the compensation costs (including sales commissions) for sales and marketing personnel, travel expenses, customer support expenses, trade show expenses, advertising, the compensation cost for administration, finance and general management personnel, as well as legal and accounting fees. Selling, general and administrative expenses as a percentage of net sales were 18.9 percent for the nine months ended July 31, 1996 compared to 21.9 percent for the nine months ended July 31, 1995. This lower percentage was primarily the result of the fact that net sales for the nine months ended July 31, 1996 increased 19.2 percent from the nine months ended July 31, 1995.



                                                                     (Continued)

Interest Expense

The $358,000 reduction in interest expense for the nine months ended July 31, 1996 is due to the Company generating adequate amounts of cash from operations to meet its cash needs thereby requiring limited use of its revolving line of credit for the nine months ended July 31, 1996.

FINANCIAL CONDITION

Total assets at July 31, 1996 were $26.2 million, an increase of $7.4 million, or 39.1 percent over October 31, 1995. This increase was primarily due to an increase of $1.9 million in trade accounts receivable resulting from the increased sales volume during the nine months ended July 31, 1996, an increase of $2.3 million in inventory and an increase in cash and cash equivalents of $2.5 million resulting from the initial public offering of the Company's common stock.

Total stockholders' equity at July 31, 1996 increased $6.1 million from October 31, 1995 as a result of the initial public offering and net income for the nine months ended July 31, 1996, less cash distributions totaling $6.2 million to the Company's previously sole stockholder.

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

Cash flows from operations were approximately $3.2 million and $9.1 million for the nine months ended July 31, 1996 and 1995, respectively. For the nine months ended July 31, 1996, cash flows from operations were primarily provided by operating income, offset by an increase in trade accounts receivable of $1.9 million and an increase in inventory of $2.3 million. Cash flows from operations for the nine months ended July 31, 1995 were primarily provided by operating income and a decrease in inventory of $3.8 million. In 1995, the Company reduced its inventory of optical fiber because it had additional access to ready supplies.


                                                                     (Continued)

Net cash used in investing activities was primarily for expenditures related to facilities and equipment and was $872,000 and $210,000 for the nine months ended July 31, 1996 and 1995, respectively. In July 1996, the Company entered into a contract for the expansion of its headquarters facilities totaling $3.2 million. Construction is expected to be completed by the end of 1996.

Net cash provided by (used in) financing activities was $.2 million and $(8.7) million for the nine months ended July 31, 1996 and 1995, respectively. The net cash provided by financing activities for the nine months ended July 31, 1996 consisted of an increase in debt outstanding under the line of credit of $.8 million and net proceeds from the issuance of common stock of $5.5 million, offset by $6.2 million in cash distributions to the Company's previously sole stockholder. The net cash used in financing activities for the nine months ended July 31, 1995 consisted primarily of a decrease in debt outstanding under the line of credit of $4.1 million, payments on long-term debt of $3.5 million and cash distributions to the Company's previously sole stockholder of $1.1 million.

                           PART II. OTHER INFORMATION


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits required by Item 601 of Regulation S-K for the nine months ended July 31, 1996.

                (27)  Financial Data Schedule.


          (b) Reports on Form 8-K filed during the three months ended July 31, 1996.

                None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           OPTICAL CABLE CORPORATION
                                                  (Registrant)




Date:    September 5, 1996                 /s/ Robert Kopstein
                                           -----------------------------------
                                           Robert Kopstein
                                           Chairman of the Board, President and
                                             Chief Executive Officer



Date:    September 5, 1996                /s/ Kenneth W. Harber
                                          -----------------------------------
                                          Kenneth W. Harber
                                          Vice President of Finance, Treasurer
                                             and Secretary
                                          (principal financial and accounting
                                             officer)