Form 10-K
period 1996-10-31
OPTICAL CABLE CORP
filed 1997-01-29
CIK 1000230

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K


X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996
                                      OR

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

                        COMMISSION FILE NUMBER 0-27022

                          OPTICAL CABLE CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Virginia                                               54-1237042
(State of incorporation)                               (I.R.S. Employer
                                                       Identification No.)
5290 Concourse Drive
Roanoke, Virginia 24019                                (540) 265-0690
(Address of principal                                  (Telephone Number)
executive offices)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes X No (2) Yes X No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

   The aggregate market value of shares of common stock held by non-affiliates at December 31, 1996 was $30,721,284.

   As of January 15, 1997, 38,675,416 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENT INCORPORATED BY REFERENCE
 PORTIONS OF THE REGISTRANT'S NOTICE OF 1997 ANNUAL MEETING AND PROXY STATEMENT

                                    PART I

ITEM 1. BUSINESS

GENERAL

   The Company manufactures and markets a broad range of fiber optic cables for "high bandwidth" transmission of data, video and audio communications over moderate distances of up to approximately 10 miles. The Company's cables can be used both indoors and outdoors, are easy and economical to install, and provide a high degree of reliability. The Company believes that its products are widely accepted for use in fiber optic local area networks ("LANs") and are increasingly accepted in other communications applications. The Company's products directly address the needs of the moderate distance market by utilizing a tight-buffered coating that protects the optical fiber and a cable design that achieves superior mechanical and environmental performance.

   The Company was incorporated in Virginia in 1983. The Company's executive offices are located at 5290 Concourse Drive, Roanoke, Virginia 24019, telephone number (540) 265-0690.

INDUSTRY BACKGROUND AND MARKETS

APPLICATION OF FIBER OPTIC COMMUNICATIONS TECHNOLOGY

   Fiber optic technology was developed in the mid-1970s as a communications medium offering numerous technical advantages over metallic conductors such as copper. Optical fiber is an ultrapure glass structure that has been pulled into a hair thin strand. Optical fiber's advantages include its high bandwidth, which permits reliable transmission of complex signals such as multiple high-quality audio and video channels, high-speed data formats such as Fiber Distributed Data Interface ("FDDI") and Asynchronous Transfer Mode ("ATM"), other LAN transmissions, and high-definition television. Relative to copper, optical fiber has thousands of times the information carrying capacity, occupies much less space and operates more reliably over greater distances. Furthermore, it is immune to the electromagnetic interference that causes static in copper wire transmission, as well as to electrical surges. Because optical fiber does not carry electricity, it is a safer choice in flammable environments. Additionally, communicating through optical fiber is more secure than copper because tapping into fiber optic cable without detection is very difficult. Optical fiber also enjoys technical advantages over other communications media such as satellite and microwave communications, particularly in applications over shorter distances.

   Because most of the world's information storage, reception and display systems (such as computers, telephones and televisions) are electronically based, various electro-optical hardware components must be attached to each end of an optical fiber. For instance, a laser or light emitting diode converts electrically encoded information into light signals, which travel over the optical fiber to the terminal point of reception. At the terminal point a photodetector converts the information back to its original form. Other passive optical components such as optical connectors and splices facilitate the travel of a light signal from one optical fiber to another or to another electro-optical component, while couplers and splitters combine or divide signals, thereby permitting simultaneous distribution of information to or from multiple locations. Despite early and widespread appreciation of optical fiber's superior technical characteristics, until the late 1970s the costs associated with the necessary electro-optical transmitters and receivers rendered commercial applications prohibitively expensive.

   The Company believes there is a perception that fiber optic cable, because it is different from copper cable, is difficult to install and maintain. This perception is being overcome as fiber optic cable is more widely used. Also, like copper cable, fiber optic cable is restricted to applications in which it is possible to lay cable between the point of transmission and the point of reception. Wireless communication media do not have this limitation.

THE LONG DISTANCE TELEPHONE MARKET

   In the 1970s private industry began to develop optical fiber systems for long distance commercial applications, particularly the U.S. telephone networks. For this application, the expense of electro-optical components posed a lower cost barrier because relatively few terminal components were required for long distance transmissions. For the long distance telephone market, "single mode" optical fiber was developed. To protect this early generation of fiber without adversely affecting its optical performance, fiber optic cable producers chose a high density (i.e., high fiber count) "loose tube" cable construction. This cable design was developed to put minimal stress on the optical fibers, which initially were particularly fragile, and to put many optical fibers in a small, relatively inexpensive cable. When such cables proved vulnerable to water penetration, manufacturers added a water-blocking but flammable gel, making them unsuitable for indoor use.

   Once fiber optic technology achieved cost parity with copper for the long distance telephone application, U.S. long distance carriers aggressively installed fiber optic routes across the United States. By the late 1980s, optical fiber constituted nearly all of the long distance telephone network, as well as the interoffice local exchange network connecting central telephone offices in the same area.

THE MODERATE DISTANCE MARKET

   In the 1970s the U.S. government made available substantial funds for research and development to determine the viability of optical fiber as a solution to critical communications problems faced by the military and other agencies. In the course of addressing these challenging, multiple termination point applications, which were predominately over moderate distances, engineers achieved significant technological advances. Such advances included the introduction of "multimode" optical fiber and the development of an easy-to-handle "tight-bound" cable structure that afforded the optical fiber effective protection against mechanical shock, water, extreme temperatures and other stresses likely to be encountered in a battlefield environment.

   High levels of production of optical fiber, cable and components for the long distance telephone market since the mid-1980s have resulted in cost reductions that make fiber optic cable economically feasible for a growing number of potential customers with moderate distance business application needs. Such applications include data communications, LANs, telecommunications, video transmission, including cable television, and military tactical communications. Particularly in data communications, high performance, rugged, and survivable fiber optic cable is well suited and has become economically attractive for diverse and often unpredictable installation environments. The Company believes that the LAN market is particularly attractive. LANs are often installed at corporate offices, hospitals, utilities, academic campuses, factories and transportation management facilities.

   The increasing standardization of communications technology and the increasing demand for high bandwidth (i.e., high data capacity or volume) are expected to facilitate optical fiber's further penetration of the moderate distance market presently served by copper cable. Fiber optic cable is better able to maximize the utility of emerging LAN interface standards, such as FDDI and ATM, and has therefore become a preferred data transmission medium. In addition, high speed, high bandwidth applications, such as video conferencing, imaging and Internet access, are growing and are driving increased demand for fiber optic cable in moderate distance applications.

   With the movement toward deregulation and competition, the large cable television companies, often referred to as Multiple System Operators, the Regional Bell Operating Companies ("RBOCs"), and other independent long distance carriers are competing to provide enhanced cable television, data, and other information highway services to homes and businesses. Many of these companies are conducting field trials of optical fiber systems in the portion of the U.S. telephone networks which lies between telephone companies' central offices and subscribers' offices and homes (the "subscriber loop"). To date, the subscriber loop remains overwhelmingly copper. Because the subscriber loop represents approximately 90% of the U.S. telephone system (measured by total length of cable), the potential demand for fiber optic cable in this application is very large, provided that cost parity with copper cable systems can be achieved.

THE COMPANY'S SOLUTION

   Fiber optic cables used for moderate distance applications may be subjected to many different stress environments. Cables installed inside buildings may be routed through cable trays, floor ducts, conduits and walls and may encounter sharp corners or edges. They may be pulled without lubricant, resulting in higher pull tensions, and stressed to the breaking point if care is not used. In the outdoor and underground environments, cables are often subjected to moisture, ultra-violet radiation and long pulling distances through conduits with a variety of bends and corners, resulting in high pulling tensions. These conditions can be aggravated if installers are not adequately trained in the installation of fiber optic cable. The Company's founders recognized that, for many applications, the stresses on the cables during installation are similar to those in the military tactical environment, for which the Company's technology was initially developed. The Company applied this technology to commercial products serving a market that could not be adequately served by gel-filled, loose tube cable manufactured for the long distance telephone market.

   The Company believes that nearly one-half of the fiber optic cable sold in the moderate distance market today is the gel-filled, loose tube type, which requires careful installation and extensive preparation for termination with connectors. While this cable design has served the long distance telephone market reasonably well, it was not designed to withstand the stress that cables undergo during installation in the LAN or subscriber loop environments. Gel-filled, loose tube cables are difficult to terminate with connectors, because they cannot be mechanically attached directly to the cable's optical fibers. Designed for long, straight outdoor runs, the cables are stiff and difficult to place in complex installations and are flammable and thus not suited for indoor use. When used for indoor/outdoor installations, these cables must be spliced near the building entrance to flame retardant cables suitable for indoor use, adding cost and complexity and reducing reliability. Therefore, the total installed cost of gel-filled, loose tube cables is high in moderate distance applications.

   In contrast, the Company's products address the needs of the moderate distance market by utilizing a tight-buffered coating that protects the optical fiber and a cable design that achieves superior mechanical and environmental performance. The Company's products are derived from technology originally developed for military applications requiring very rugged, flexible and compact fiber optic cables. Unlike gel-filled cables, the Company's cables may be used indoors and outdoors, are flame resistant, flexible, easy and economical to install, and provide a high degree of reliability. The Company believes that because of these features, its products are widely accepted for use in fiber optic LANs and are increasingly accepted in other applications.

THE COMPANY'S STRATEGY

   The Company's primary strategy is to capitalize on its proprietary cable manufacturing processes and technologies to provide a comprehensive line of versatile fiber optic cables with superior features and competitive pricing that appeals to the large, diverse and growing market for high bandwidth communications over moderate distances.

FOCUS ON THE MODERATE DISTANCE MARKET

   Optical fiber has become an accepted medium for the transmission of data, video and audio in moderate distance applications in cities, factories, high rise buildings, and on campuses. High speed, high bandwidth applications deployed in LAN environments are growing in both large and small corporations and are driving increased demand for optical fiber. Increasing deployment of multimedia systems on LANs that utilize protocols such as FDDI and ATM also enhances the demand for bandwidth.

   The Company's products address the needs of the moderate distance market by utilizing a tightbuffered coating that protects the optical fiber and a cable design that achieves superior mechanical and environmental performance. The Company believes that because of the outstanding features of its fiber optic cable, including suitability for indoor and outdoor use, easy and economical installation and a high degree of reliability, the Company's products have become well established for optical fiber LANs and are increasingly accepted for other applications.

DEVELOP HIGH PERFORMANCE PRODUCTS AND OFFER A BROAD PRODUCT LINE

   The Company believes that serving both the premium performance and the price competitive parts of the moderate distance market best utilizes its development and manufacturing capabilities. The Company's Ultra-Fox(TM) product line provides optical fiber products that are competitively priced, with features that the Company believes are superior to its competitors' offerings. The Ultra-Fox(TM) plus product line shares many of the materials and features with the Company's military tactical cable products and is marketed to customers who want the most reliable installations for their critical communication or control processes. Since January 1994, the Company's quality management system has been certified to the internationally recognized ISO 9001 quality standard.

LEVERAGE EXISTING TECHNOLOGIES AND KNOWLEDGE

   The Company has extensive expertise in optical fiber packaging and applications design, which it utilizes for new products. The Company is responsive to, and works to anticipate the requirements of, its customers. Its expertise with tight-buffered cable technology facilitates development of new products and variations of existing products. Products that are developed for a special application also may be introduced to the broader market.

CAPITALIZE ON PROPRIETARY, FLEXIBLE MANUFACTURING PROCESSES


   The Company believes that its customized, internally developed manufacturing processes provide a competitive advantage. The Company has developed proprietary process control systems to ensure consistency and uniformity at high throughput rates and intends to continue the upgrade of its manufacturing capability. Through construction completed in January 1997, the Company expanded its facilities to increase its manufacturing capacity. Ample capacity, versatile production processes and a broad range of products are intended to enable the Company to be flexible and responsive to customer needs.

OFFER COST EFFECTIVE SOLUTIONS TO ITS CUSTOMERS

   The Company believes that its products are rugged, easy to install, versatile and highly reliable, making them attractive to distributors, installers, and most importantly, end users. Because the Company's cables are multipurpose, distributors can stock fewer varieties and therefore less quantities of cable. For installers and systems integrators, the multipurpose feature can significantly reduce installation costs by eliminating the need to transition from indoor cable to outdoor cable at a building entrance. This also enhances reliability by eliminating splices and possible high stress on optical fibers that could lead to breakage. This simplified installation, lower cost and enhanced reliability are also valued by the end user, because a long lasting, trouble-free cable is the basis for minimizing down time and maximizing system availability.

EXPAND DISTRIBUTION AND MARKETING PRESENCE

   The Company intends to increase its sales and marketing activities both domestically and internationally. The Company distributes its products through independent distributors to supplement the Company's existing distribution channels and to provide the Company with access to a greater number of potential customers in the United States. Despite limited resources dedicated to international sales and marketing, revenues from international sales were approximately 25%, 24% and 25% in fiscal 1994, 1995 and 1996, respectively. The Company intends to hire more sales personnel to manage and expand its international distribution network. However, there can be no assurance that the Company will have the financial resources required to increase its sales and marketing activities domestically or internationally, or to hire additional sales personnel.

PRODUCTS AND TECHNOLOGY

PRODUCTS

   The Company manufactures and markets a broad range of fiber optic cables that provide a high bandwidth transmission for data, video and audio communications over moderate distances. The Com pany's products are derived from technology originally developed for military applications requiring very rugged, flexible and compact fiber optic cables. The Company's method of applying a tight-buffered coating on each optical fiber before it is encased minimizes microbending, the primary cause of signal loss in optical fibers.

   The Company has pioneered a pressure-extrusion technique for applying a cable jacket directly over the fiber optic cable core elements, resulting in high cable tensile strength and lateral stress resistance. Such Core-Locked(TM) jackets allow the cable to operate as a single mechanical unit, maximizing resistance to tears during installation pulls through narrow spaces. The Company's product line is deliberately diverse and flexible, in keeping with the evolving application needs within the moderate distance market. Most of the Company's cable designs are available in both the Ultra-Fox(TM) Plus premium product and the Ultra-Fox(TM) highly featured but cost competitive commercial product.

                    [THE REMAINDER OF THIS PAGE IS BLANK]

          PRODUCT TYPE                       FEATURES/DESCRIPTION                           APPLICATIONS
--------------------------------  ------------------------------------------ -----------------------------------------
                                  O  SIMPLEX (ONE OPTICAL FIBER) AND
                                  DUPLEX (TWO OPTICAL FIBERS) CABLES         O  SHORT "PATCH CORD" CABLES
                                  O  TIGHT-BUFFERED COATING ON EACH          O  LINKS BETWEEN ELECTRONIC
                                  OPTICAL FIBER                              EQUIPMENT AND MAIN FIBER OPTIC CABLE
                                  O  ARAMID YARN STRENGTH MEMBERS            O  ROUTING CONNECTIONS IN PATCHING
A-Series Simplex and Duplex       o  thermoplastic outer jacket              systems
"Assembly" Cables...............  o  flame retardant                         o  indoor use
                                  o  2 to 156 optical fibers
                                  o  tight-buffered coating on each          o  direct termination with connectors on
                                  optical fiber                              each optical fiber
                                  o  elastomeric jacket encases each         o  short and moderate distance links
                                  optical fiber and surrounding aramid yarn  between buildings or within a building,
                                  strength members (similar to an A-Series   where multiple termination points are
                                  simplex cable)                             needed
                                  o  Core-Locked(TM) outer jacket            o  installations where ease of
                                  o  rugged                                  termination and termination cost are
                                  o  flame retardant                         important factors
B-Series "Breakout" Cables .....  o  moisture and fungus resistant           o  indoor and outdoor use
                                  o  2 to 156 optical fibers
                                  o  tight-buffered coating on each
                                  optical fiber
                                  o  Core-Locked(TM) outer jacket
                                  encases the optical fibers and
                                  aramid yarn strength members
                                  o  smaller, lighter and less expensive
                                  than the B-Series cable                    o  longer distance runs where size and
                                  o  high strength to weight ratio           cable cost are more significant
                                  o  compact size                            o  can be armored for additional
                                  o  rugged                                  protection in buried and overhead
D-Series "Distribution"           o  flame retardant                         installations
Cables..........................  o  moisture and fungus resistant           o  indoor and outdoor use
                                  o  up to 864 optical fibers in various
                                  subgroup  sizes o high fiber  count  systems o
                                  multi-fiber  subcables,   each  similar  to  o
                                  subgroups  needed  to  facilitate  a  D-Series
                                  cable organization of large numbers of optical
                                  o   Core-Locked(TM)    outer   jacket   fibers
                                  surrounds  subcables  o  subcables  routed  to
                                  different o high density "micro"  construction
                                  locations o rugged o  installations  requiring
                                  several
G-Series "Subgrouping"            o  flame retardant                         different optical fiber types
Cables..........................  o  moisture and fungus resistant           o  indoor and outdoor use


   A-Series Simplex and Duplex "Assembly" Cables. Simplex and duplex cables are round single fiber and "zip cord" two-fiber structures, respectively. Both cables contain tight-buffered optical fibers, aramid yarn strength members and a thermoplastic outer jacket for each fiber. They are used for "jumpers" (short length patch cords) and for "pigtails" (short lengths of cable with a connector on one end). Various outer jacket materials are offered to provide flammability ratings and handling characteristics tailored to customers' needs. These cables are often privately labeled and sold to original equipment manufacturers ("OEMs") who produce the cable assemblies.

   B-Series "Breakout" Cables. The B-Series cables consist of a number of subcables, each consisting of a single optical fiber and aramid yarn strength members similar to an A-Series simplex cable. These subcables are tight-bound in a pressure-extruded, high performance Core-Locked(TM) PVC outer jacket to form the finished multi-fiber cable. Like the A-Series cables, the subcables are intended to be terminated directly with connectors. This direct termination feature makes this cable type particularly suited for shorter distance installations, where there are many terminations and termination costs are more significant. The materials and construction of the cable permit its use both indoors and outdoors. These features make the cable cost effective for use in campus and industrial complex installations, between and within buildings.

   D-Series "Distribution" Cables. The Company's D-Series cables are made with the same tight-buffered optical fiber and high performance Core-Locked(TM) PVC outer jacket as the B-Series cable. Unlike the B-Series cable, however, each tight-buffered optical fiber in a D-Series cable is not covered with a separate subcable jacket. D-Series cable is intended for longer distance applications, where termination considerations are less important and often traded off for size, weight and cost. The tightbuffered optical fiber and Core-Locked(TM) PVC outer jacket make D-Series cables rugged and survivable, with a small, lightweight configuration. The high strength to weight ratio of these cables makes them well suited for installations where long lengths of cables must be pulled through duct systems. D-Series cable is used in relatively longer length segments of installations.

   G-Series "Subgrouping" Cables. This cable design combines a number of multi-fiber subcables, each similar to a D-Series cable. Each multi-fiber subcable is tight-bound with an elastomeric jacket, providing excellent mechanical and environmental performance. These subcables are contained in a pressure extruded, high performance Core-Locked(TM) PVC outer jacket to form the finished cable. This design permits the construction of very high fiber count cables. These cables may be used where groups of optical fibers are routed to different locations. The Company has fabricated a developmental sub-group cable containing over 1,000 fibers intended for high density, moderate length routes such as urban telephone distribution systems.

   Other Cable Types. The Company produces many variations on the basic cable styles presented above for more specialized installations. For outdoor applications, both the B-Series and D-Series cables may be armored with corrugated steel tape for further protection in underground or overhead installations. For overhead installations on utility poles, the Company offers several self-supporting versions of the D-Series cables, with higher performance outer jackets. One contains additional aramid yarn strength members, to support its weight with wind and ice loading over long unsupported lengths. Another style has a separate strength member, either metallic or non-metallic, in a figure eight configuration, to reduce installation costs. The Company's cables are available in several flammability ratings, including "plenum" for use in moving air spaces in buildings, and "riser" for less critical flame retardant requirements. "Zero halogen" versions of the B-Series and D-Series cables are available for use in enclosed spaces where there is concern over release of toxic gases during fire. Composite cables combining optical fiber and copper are offered to facilitate the transition from copper-based to optical fiber-based systems without further installation of cable.

PRODUCT DEVELOPMENT

   The Company continues to develop enhancements to its fully automated, computer-controlled production processes that it believes increase product quality and reduce costs. Many of the Company's technological advances are the result of refinements and improvements made during production runs. Occasionally, potential customers contact the Company to develop new products or modified product designs for them, which ultimately may appeal to other customers. The development costs associated with new products and modified product designs requested by the customer are included in the price charged to that customer. By utilizing these new products and modified product designs, the Company continues to improve its product line with minimal direct expenditures for research and development.

MAJOR MARKET APPLICATIONS

   The most common application of the Company's products is in LANs, where optical fiber is widely used as the "backbone" or "trunk," connecting groups of work stations and central file servers. In its typical implementation, the fiber optic cable may be installed between wiring closets in a building, or installed between buildings in a multi-building complex. Fiber optic cable runs between electronic equipment that combines the signals of many workstations. Because the combined signals may carry a large volume of critical information, fiber optic cable, which is immune to electrical interference, is often desired. In comparison, copper wires carry less information, or the same amount of information for a shorter distance, in either case remaining susceptible to electrical noise and interference. The following are typical applications for the Company's fiber optic cable:

   Office Facilities. Banks, stock trading companies, insurance companies, and other businesses often have a need to distribute information among a large number of work stations, have time-critical data and would incur severe costs as a result of system failures. A LAN connected with fiber optic cable has in the past several years been an increasingly common way of implementing management information systems for these businesses.

   Educational Institutions. Colleges and universities have been leaders in implementing large fiber optic networks. More recently, many states have undertaken large scale projects to install networks in high schools and even grade schools. These systems link personal computers with central file servers. As interactive learning systems require increased transmission speeds, optical fiber becomes a logical medium.

   Manufacturing and Mining Facilities. Manufacturing and mining facilities are typically not air conditioned, are less clean and otherwise have a less controlled environment than businesses generally. They often contain heavy electrical equipment, which causes electromagnetic interference if conventional copper cable is used. The advantages of fiber optic cable in this environment include immunity to electrical noise, ruggedness, high information carrying capacity and greater distance capability. The Company's products are installed in automotive assembly plants, steel plants, chemical and drug facilities, petroleum refineries, mines and other similar environments.

   Health Care Facilities. Hospitals have extensive data transfer needs for medical records, patient monitoring, inventory, billing and payroll functions. More recently, the transfer of electronically stored images of x-rays, MRIs and CAT scans has increased to facilitate analysis and diagnosis at multiple locations. These applications require high data transfer rates. Optical fiber is a preferred solution, especially in electromagnetic environments with heavy electrical equipment such as x-ray machines.

   Traffic Control Systems. Traffic system applications range from surveillance and control of traffic flow in cities to installation of sensors, automatic toll collection, video monitoring and control of signs in "smart" highway programs. These applications often require transmission of high bandwidth signals such as video monitoring, for which optical fiber is well suited. The Company's cables offer ruggedness, reliability and cost savings for termination in systems that are near the vibrations of traffic and require many termination points.

   Telephone Companies. The Company has worked with several RBOCs for their business customers' requirements. As high bandwidth services of the information highway are brought closer to more homes and businesses, the bandwidth of optical fiber becomes more important.

SALES, MARKETING AND CUSTOMER SERVICE

   The Company's products are sold to end users, electrical contractors, system integrators, value-added resellers ("VARs"), OEMs and distributors. Distribution methods are adapted to the particular needs of different types of customers. The decision to purchase the Company's products may be made by end users, distributors, electrical contractors, system integrators or specialized installers. The Company attempts to reach these decision makers by advertising in fiber optics trade journals and other communications magazines. The Company also participates in numerous domestic and international trade shows attended by customers and prospective customers. International sales are made primarily through foreign distributors, system integrators and VARs.

   The Company's field sales force consists of independent sales representatives located in various geographic areas. The field sales force provides sales support for distributors, system integrators and VARs and communicates with the customer's purchase decision makers. The field sales force is supported by inside sales personnel and supervised by regional sales managers. The inside sales group provides quotations and customer service. The regional sales managers provide on-site sales support with major customers and are responsible for major customers and opportunities. For more in-depth technical support, the sales group has access to engineering, quality control and management personnel who have extensive fiber optic cable expertise and industry experience.


   Furthermore, the Company believes that it has a reputation for product excellence based on its success with large projects for end users such as Chrysler Corporation, 3M, Virginia Polytechnic Institute and State University, Bankers Trust and Salomon Brothers Inc, and for integrators such as Ameritech Information Systems and US WEST. The Company had no single customer that accounted for more than 5% of its net sales in either fiscal 1994, 1995 or 1996. However, in fiscal 1995 and 1996, 10% and 12%, respectively, of net sales was attributable to one major domestic distributor. Most of the Company's revenue in each quarter results from orders received in that quarter. Accordingly, the Company does not believe that its backlog at any particular point in time is indicative of future sales. The Company believes that its customer base is diverse, crossing over many markets and regions worldwide and believes that it is important to maintain that diversity to avoid dependence on any particular segment of the economy or area of the world.

MANUFACTURING AND SUPPLIERS

   The Company's manufacturing operations consist of applying a variety of raw plastic materials to optical fibers. The key raw material in the manufacture of the Company's products is optical fiber, which the Company currently purchases from four manufacturers. The Company works with its vendors in an effort to ensure a continuous supply. The Company utilizes two sources for the cable's aramid yarn strength member and several suppliers of coating materials. The Company has not experienced difficulty in arranging alternate sources. All other raw materials have at least one backup source.

   The Company believes that by maintaining a consistent relationship with suppliers, it can obtain better quality control and emergency deliveries. Being able to deliver product on time has been an important factor in the Company's success. To date, the Company has been able to obtain adequate supplies of its raw materials in a timely manner from existing sources or, when necessary, from alternate sources. However, any disruption in the supply of raw materials could adversely affect the Company's cable production capability and its operating results.

   The Company believes that other fiber optic cable manufacturers generally carry minimal amounts of raw materials and finished goods inventory. The Company generally holds raw materials and finished goods inventory in amounts greater than that of its competitors to ensure a quick response after receiving a customer's order.

   The Company believes its quality control procedures have been instrumental in achieving the performance and reliability of its products. The Company produces cable using the quality control procedures of MIL-I-45208 (the primary standard applicable to most government purchasers of cable).

   Since January 1994, the Company's quality management system has been certified to the internationally recognized ISO 9001 quality standard. ISO 9000 is a series of standards agreed to by the International Organization for Standardization (ISO). ISO 9001 is the highest level of accreditation and includes an assessment of 20 elements covering various aspects of design development, procurement, production, installation and servicing. The Company's certification was obtained through an audit by a qualified international certifying agency. In order to maintain its certification, the Company must continue to comply with the standards.

PROPRIETARY RIGHTS

   None of the Company's current manufacturing processes or products is protected by patents. The Company relies on a combination of trade secret, copyright and trademark law, nondisclosure agreements and technical measures to establish and protect its rights pertaining to its production technology. Such protection may not deter misappropriation or preclude competitors from developing production techniques or equipment with features identical, similar or superior to the Company's. The Company believes, however, that because of the rapid pace of technological change in the data communications industry and particularly in the fiber optic cable segment, legal protection for the
Company's products is less significant to the Company's prospects than the knowledge, ability and expertise of its management and technical personnel with respect to the timely development and production of new products and product enhancements. The Company considers its proprietary knowledge with respect to the development and manufacture of fiber optic cable to be a valuable asset. This expertise enables the Company to formulate new cable compositions, develop special coatings and coating methods, develop and implement manufacturing improvements and quality control techniques, and design and construct manufacturing and quality control equipment. The Company restricts access to its manufacturing facility and engineering documentation to maintain security. Employees are required to sign nondisclosure agreements.

   The Company believes that none of its products, trademarks or other proprietary rights infringes upon the proprietary rights of others. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future with respect to the Company's present or future products which may require the Company to enter into license agreements or result in protracted and costly litigation, regardless of the merits of such claims.

COMPETITION

   The market for fiber optic cable, including the moderate distance market in which the Company's products are concentrated, is highly competitive. Siecor Corp. (a joint venture of Siemens AG and Coming) and AT&T are the leading manufacturers of fiber optic cable for both the long distance telephone market and the moderate distance market. Although both manufacture gel-filled, loose tube cables, a significant portion of AT&T and Siecor Corp.'s fiber optic cable sales are tight-buffered fiber optic cable products in the moderate distance market. Also, Coming and AT&T are principal suppliers of optical fiber worldwide. The Company's competitors, including Siecor Corp. and AT&T, are more established, having a large business base in the long distance telephone, gel-filled, loose tube cable market. Those companies can benefit from greater market recognition and have greater financial, research and development, production and marketing resources than the Company.

   Additionally, fiber optic cable competes with copper wire cable on the basis of cost and performance tradeoffs. The cost of the electro-optical interfaces required for fiber optic systems and higher speed electronics generally associated with high performance fiber optic systems can make them uncompetitive in applications where the advantages of optical fiber are not required. Fiber optic cable also competes with other alternative transmission media including wireless and satellite communications.

   The Company believes that it competes successfully against its competitors on the basis of breadth of product features, quality, ability to meet delivery schedules, technical support and service, breadth of distribution channels and price. Maintaining such competitive advantages will require continued investment by the Company in product development, sales and marketing. There can be no assurance that the Company will have sufficient resources to make such investments or that the Company will be able to make the technological advances necessary to maintain its competitive position. An increase in competition could have a material adverse effect on the Company's business and operating results because of price reductions and loss of market share. Competition could increase if new companies enter the market or if existing competitors expand their product lines.

EMPLOYEES

   As of October 31, 1996, the Company employed a total of 134 persons, including 44 in sales, marketing and customer service, 11 in engineering, product development and quality control, 66 in manufacturing, and 13 in finance and administration. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppage and believes its employee relations are excellent. The Company has a monthly bonus plan for all employees along with an end of year profit sharing plan.

ITEM 2. PROPERTIES

   The Company's principal administration, marketing, manufacturing, and product development facilities are located in a 148,000 square foot building located adjacent to the Roanoke, Virginia airport and major trucking company facilitates. These facilities were expanded from 74,000 to 148,000 square feet through construction which was completed in January 1997 on land purchased by the Company in 1994 adjacent to the Company's existing facilities. The Company believes that its production equipment is presently operating at approximately 50% of its capacity.

ITEM 3. LEGAL PROCEEDINGS

   In the opinion of the Company's management, there are no legal proceedings pending to which the Company is a party or to which any of its properties is subject, other than ordinary, routine litigation incidental to the business which is not expected to have a material adverse effect on the results of operations, financial condition or cash flows of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's Common Stock has traded on the Nasdaq National Market under the symbol OCCF since April 2, 1996. The following table sets forth for the fiscal periods indicated the high and low sales prices of the Common Stock, as reported on the Nasdaq National Market.

      FISCAL YEAR ENDED OCTOBER 31, 1996        HIGH   LOW
---------------------------------------------  ------ -----
                                                        2
Second Quarter (April 2 to April 30, 1996)* .   4 5/8 3/8
                                                        4
Third Quarter (May 1 to July 31, 1996)* .....  34     1/4
Fourth Quarter (August 1 to October 31,                 8
1996)........................................  20     1/4


   * The Company's stock split 2 for 1 on May 31, 1996 and 2 for 1 on June 21, 1996. All per share amounts reported have been adjusted to give retroactive effect to these stock splits.

   As of December 31, 1996, there were an estimated 6,050 holders of record of the Common Stock.

   Prior to terminating its status as an S corporation on March 31, 1996, the Company made cash distributions to its sole shareholder primarily to pay income tax liabilities arising from the Company's status as an S corporation. The Company has not otherwise paid or declared any cash dividends on its common stock and does not anticipate paying any cash dividends on its common stock in the near future.

ITEM 6. SELECTED FINANCIAL DATA

                          OPTICAL CABLE CORPORATION
                           SELECTED FINANCIAL DATA


                                                              YEARS ENDED OCTOBER 31,
                                              ------------------------------------------------------
                                                 1996       1995       1994       1993       1992
                                              ---------- ---------- ---------- ---------- ----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Income Data:
 Net sales..................................  $45,152    $36,360    $26,217    $24,980    $19,774
 Cost of goods sold.........................   24,907     20,121     14,138     13,036     10,342
                                              ---------- ---------- ---------- ---------- ----------
  Gross profit..............................   20,245     16,239     12,079     11,944      9,432
 Total operating expenses...................    8,416      7,660      7,967      7,724      6,526
                                                         ---------- ---------- ---------- ----------
  Income from operations....................   11,829      8,579      4,112      4,220      2,906
 Other income (expense), net................      198       (379)      (614)      (870)    (1,100)
                                              ---------- ---------- ---------- ---------- ----------
  Income before income tax expense and
   extraordinary item.......................   12,027      8,200      3,498      3,350      1,806
 Income tax expense (1).....................    2,806            --         --         --         --
                                              ---------- ---------- ---------- ---------- ----------
  Income before extraordinary item..........    9,221      8,200      3,498      3,350      1,806
 Extraordinary item.........................          --         --    (149)           --         --
                                              ---------- ---------- ---------- ---------- ----------
  Net income................................  $ 9,221    $ 8,200    $ 3,349    $ 3,350    $ 1,806
                                              ========== ========== ========== ========== ==========
Pro forma Income Data (1):
 Net income before pro forma income tax
  provision, as reported....................  $ 9,221
 Pro forma income tax provision.............    1,747
                                              ----------
 Pro forma net income.......................  $ 7,474
                                              ==========
 Pro forma net income per share.............  $  0.19
                                              ==========
 Pro forma weighted average shares
  outstanding...............................   39,361
Balance Sheet Data:
 Working capital............................  $14,377    $ 9,076    $10,140    $ 6,322    $ 6,153
 Total assets...............................   31,127     18,819     19,056     16,465     14,964
 Long-term debt, less current maturities....          --         --   8,000      2,000      5,280
 Total stockholders' equity.................   23,572     14,952      7,832      7,161      4,682


   (1) Through March 31, 1996, the Company was not subject to federal and state income taxes since it had elected, under provisions of the Internal Revenue Code, to be taxed as an S Corporation. In connection with the closing of the Company's initial public offering (see note 11 to financial statements), the Company terminated its status as an S Corporation effective March 31, 1996 and became subject to federal and state income taxes. Accordingly, the statement of income data for the year ended October 31, 1996 includes income taxes from April 1, 1996, and for informational purposes, the statement of income data for the year ended October 31, 1996 includes a pro forma adjustment for income taxes which would have been recorded if the Company had been subject to income taxes for the entire fiscal year presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


GENERAL


Except for the historical data set forth herein, the following discussion contains certain forward-looking information. The Company's actual results may differ materially from these projected results. Factors that could cause or contribute to such differences include, but are not limited to, level of sales to key customers, actions by competitors, fluctuations in the price of raw materials, the Company's dependence on a single manufacturing facility, ability to protect its proprietary manufacturing technology, dependence on a limited number of suppliers and technological changes and introductions of new competing products.

RESULTS OF OPERATIONS

INCOME BEFORE INCOME TAX EXPENSE

Income before income tax expense increased 46.7 percent to $12 million for fiscal 1996 from $8.2 million for fiscal 1995. This increase was primarily due to increased sales volume and a reduction in interest expense.

Income before income tax expense increased 134.4 percent to $8.2 million for fiscal 1995 from $3.5 million in fiscal 1994. This increase was primarily due to increased sales volume and reductions in royalties, amortization of intangibles and interest expense. These positive factors were offset by a reduction in gross profit margin and an increase in selling, general and administrative expenses.

NET INCOME

Net income increased 12.4 percent to $9.2 million for fiscal 1996 from $8.2 million for fiscal 1995. This increase was a result of a $3.8 million increase in income before income tax expense which was offset by the recording of income tax expense of $2.8 million for fiscal 1996 as a result of the Company's termination of its S Corporation status effective March 31, 1996 as noted below.

Net income increased 144.8 percent to $8.2 million for fiscal 1995 from $3.3 million for fiscal 1994. This increase was a result of a $4.7 million increase in income before income tax expense and extraordinary item and a $149,000 extraordinary loss in fiscal 1994 due to an early repayment premium associated with certain senior subordinated notes.

NET SALES

Net sales consists of gross sales of products, less discounts, refunds and returns. Net sales increased 24.2 percent to $45.2 million in fiscal 1996 from $36.4 million for fiscal 1995. This increase was attributable to the Company's continued effort to reach a broader customer base throughout the United States and internationally with increased advertising, trade show attendance and direct sales presence in more states. This effort resulted in greater sales in all market segments and product types. Additionally, net sales were favorably impacted by increases in both large and small orders. Sales from orders less than $50,000 increased 18.5 percent to $36.5 million in fiscal 1996 from $30.8 million in fiscal 1995, and sales from orders $50,000 or more increased 55.4 percent to $8.7 million from $5.6 million.


Net sales increased 38.7 percent to $36.4 million in fiscal 1995 from $26.2 million for fiscal 1994. This increase was attributable to the Company's continued effort to reach a broader customer base throughout the United States and internationally with increased advertising, trade show attendance, and direct sales presence in more states. This effort resulted in greater sales in all market segments and product types. Additionally, net sales were favorably impacted by increases in both large and small orders. Sales from orders less than $50,000 increased 44.6 percent to $30.8 million in fiscal 1995 from $21.3 million in fiscal 1994, and sales from orders $50,000 or more increased 14.3 percent to $5.6 million from $4.9 million.

The Company's base business is projected to grow rapidly with increasing market share potential. Many new markets are expected to emerge as fiber optic sensors are developed for production plant automation, smart highways and security applications, along with a host of other specialty markets. Most electronic communication devices produced by the vast number of global suppliers are expected to rely more heavily on fiber optic communications to achieve their performance goals. Management believes the Company's unique technological background and specialty market expertise should lend itself well to capture an increasing share of this global market along with expected earnings growth. Optical Cable Corporation also intends to make inroads into various other markets such as single mode telecommunications and cable television.

GROSS PROFIT MARGIN

Cost of goods sold consists of the cost of materials, compensation costs and overhead related to the Company's manufacturing operations. The Company's gross profit margin (gross profit as a percentage of net sales) increased slightly to
44.8 percent in fiscal 1996 from 44.7 percent in fiscal 1995. The Company's gross profit margin decreased to 44.7 percent in fiscal 1995 from 46.1 percent in fiscal 1994. This decrease was due to the Company's providing additional discounts and incentives to its distributors, which had the effect of decreasing prices and margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist of the compensation costs (including sales commissions) for sales and marketing personnel, travel expenses, customer support expenses, trade show expenses, advertising, the compensation cost for administration, finance and general management personnel, as well as legal and accounting fees. Selling, general and administrative expenses as a percentage of net sales were 18.6 percent in fiscal 1996 compared to 21.1 percent in fiscal 1995. This lower percentage was primarily the result of the fact that net sales for fiscal 1996 increased 24.2 percent from fiscal 1995.

Selling,  general and administrative  expenses as a percentage of net sales were
21.1 percent in fiscal 1995. Selling, general and administrative expenses in fiscal 1994 as a percentage of net sales were 22.1 percent. This lower percentage was primarily the result of the fact that net sales for fiscal 1995 increased 38.7 percent from fiscal 1994.

ROYALTIES

On November 1, 1989, the Company entered into a Royalty Agreement pursuant to which the Company was required to pay the previously sole stockholder an annual royalty equal to 4.5 percent of the Company's net sales. The Royalty Agreement was terminated October 31, 1994. (See note 7 to financial statements).

AMORTIZATION OF INTANGIBLES


Amortization of intangibles consists of amortization of amounts paid for a noncompete agreement and a technologies license agreement in connection with the Company's purchase in 1989 of all the shares held by a former stockholder, and deferred financing costs associated with borrowing funds to finance the costs of that purchase. By June 1994, these intangibles had been fully amortized.

INTEREST EXPENSE

The $369,000 reduction in interest expense in fiscal 1996 compared to fiscal 1995 is due to the Company generating adequate amounts of cash from operations to meet its cash needs thereby requiring limited use of its revolving line of credit during fiscal 1996. The $230,000 reduction in interest expense in fiscal 1995 compared to fiscal 1994 is due to a decrease of $9.4 million in outstanding indebtedness in 1995.

INCOME TAXES

Through March 31, 1996, the Company was not subject to federal and state income taxes since it had elected, under provisions of the Internal Revenue Code, to be taxed as an S Corporation. In lieu of corporation income taxes, the stockholders of an S Corporation are taxed on their proportionate share of the Company's taxable income.

In connection with the closing of the Company's initial public offering (see note 11 to financial statements), the Company terminated its status as an S Corporation effective March 31, 1996 and became subject to federal and state income taxes. Accordingly, the statement of income for the year ended October 31, 1996 includes income taxes from April 1, 1996, and for informational purposes, the statement of income for the year ended October 31, 1996 includes a pro forma adjustment for income taxes which would have been recorded if the Company had been subject to income taxes for the entire fiscal year presented.

The Company recorded a $114,000 net benefit for deferred income taxes upon termination of the Company's S Corporation status. The adjustment reflects the net deferred income tax asset balance at March 31, 1996 in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires an asset and liability approach for the accounting and financial reporting of income taxes. See note 10 to financial statements for further details regarding income taxes.

FINANCIAL CONDITION

Total assets at October 31, 1996 were $31.1 million, an increase of $12.3 million, or 65.4 percent over October 31, 1995. This increase was primarily due to an increase of $3.2 million in trade accounts receivable, net, resulting from the increased sales volume during fiscal 1996, an increase of $4.2 million in inventory due to anticipated increases in sales volume and prices of raw materials in fiscal 1997, an increase of $3.5 million in property and equipment, net, and an increase in cash and cash equivalents of $1.1 million resulting from the initial public offering of the Company's common stock.

Total stockholders' equity at October 31, 1996 increased $8.6 million from October 31, 1995 as a result of the initial public offering and net income for the year ended October 31, 1996, less cash distributions totaling $6.2 million to the Company's previously sole stockholder.

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


The Company's primary capital needs have been to (i) fund working capital requirements, (ii) repay indebtedness, (iii) purchase property and equipment for expansion and (iv) fund distributions to its previously sole stockholder primarily to satisfy his tax liabilities resulting from S Corporation status. The Company's primary sources of financing have been cash from operations, bank borrowings and the initial public offering of the Company's common stock. The Company believes that its cash flow from operations, available lines of credit and the remaining portion of the net proceeds from the public offering that the Company intends to use for general corporate purposes will be adequate to fund its operations for at least the next twelve months. The Company is not aware of any trends, commitments or events that will result in or that are reasonably likely to result in a material increase or decrease in liquidity thereafter. As of the date hereof, the Company has no additional material sources of financing.

Cash flows from operations were approximately $4.1 million, $11.3 million and $4.3 million in fiscal 1996, 1995 and 1994, respectively. For fiscal 1996, cash flows from operations were primarily provided by operating income, offset by an increase in trade accounts receivable of $3.4 million, an increase in inventory of $4.2 million and income taxes paid of $2.7 million. Cash flows from operations in fiscal 1995 were primarily provided by operating income and a decrease in inventory of $2.8 million. In 1995, the Company reduced its inventory of optical fiber because it had additional access to ready supplies. Cash flows from operations in fiscal 1994 were primarily provided by operating income and decreases in inventory and amortization of intangibles.

Net cash used in investing activities was primarily for expenditures related to facilities and equipment and was $3.1 million, $387,000 and $4.2 million in fiscal 1996, 1995 and 1994, respectively. In July 1996, the Company entered into a contract for the expansion of its headquarters facilities totaling $3.2 million. Construction is expected to be completed by the end of January 1997. Total remaining commitments under the construction contract and related equipment purchases as of October 31, 1996 approximated $1.7 million. There are no other material commitments for capital expenditures as of October 31, 1996.


Net cash provided by (used in) financing activities was $193,000, $(10.5) million and $(114,000) in fiscal 1996, 1995 and 1994, respectively. The net cash provided by financing activities in fiscal 1996 consisted of an increase in debt outstanding under the line of credit of $794,000 and net proceeds from the issuance of common stock of $5.5 million, offset by $6.2 million in cash distributions to the Company's previously sole stockholder. The net cash used in financing activities in fiscal 1995 consisted of a decrease in debt outstanding under the line of credit of $5.9 million, payments on long-term debt of $3.5 million and cash distributions to the Company's previously sole stockholder of $1.1 million. The net cash used in financing activities in fiscal 1994 consisted of an increase in debt outstanding under the line of credit of $4.3 million, proceeds of $3.5 million from a real estate loan related to the Company's purchase of its previously leased manufacturing facility in 1994, offset by payments of $5.3 million from the repayment of certain senior subordinated notes and $2.7 million in cash distributions to the Company's previously sole stockholder.

NEW ACCOUNTING STANDARDS


In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long- lived Assets to be Disposed of ("SFAS No. 121"). SFAS No. 121 requires companies to review long-lived assets and certain identifiable intangibles to be held, used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company is required to adopt this statement in fiscal 1997. The Company believes the adoption of this statement will not have a significant effect on its financial statements.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation ("SFAS No. 123"), which is effective for transactions entered into in fiscal years beginning after December 15, 1995. The Company plans to retain the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees, for recognizing stock-based compensation in the financial statements. Management believes the adoption of SFAS No. 123 will not have a material impact on the Company's financial position or results of operations; however, the Company is still evaluating the new disclosure requirements under SFAS No. 123.


COMMON STOCK AND DIVIDEND DATA

The common stock of Optical Cable Corporation is traded over the counter on the NASDAQ National Market under the symbol OCCF.


At December 31, 1996, there were approximately 6,050 stockholders of record. No cash dividends have been declared or paid since the completion of the initial public offering in April 1996. While there are no restrictions on the payment of dividends, the Company does not anticipate the payment of dividends for the foreseeable future.

   FISCAL YEAR        RANGE OF BID
      ENDED              PRICES
OCTOBER 31, 1996      --------------
   ------------
                    HIGH          LOW
                   ------       ------
First Quarter ...     N/A         N/A
Second Quarter ..  $ 4.63       $2.38
Third Quarter ...  $34.00       $4.25
Fourth Quarter ..  $20.00       $8.25

ITEM 8. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS:


                                                                                   Page
 Independent Auditors' Report....................................................    20
 Balance Sheets as of October 31, 1996 and 1995..................................    21
 Statements of Income for the Years ended October 31, 1996, 1995 and 1994 .......    22
 Statements of Stockholders' Equity for the Years ended October 31, 1996, 1995
  and 1994.......................................................................    23
 Statements of Cash Flows for the Years ended October 31, 1996, 1995 and 1994....    24
 Notes to Financial Statements...................................................    25



FINANCIAL STATEMENT SCHEDULES:

   Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included herein.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Optical Cable Corporation:

We have audited the accompanying balance sheets of Optical Cable Corporation as of October 31, 1996 and 1995, and the related statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended October 31, 1996. These financial statements are the responsibility of the Company' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optical Cable Corporation as of October 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 1996, in conformity with generally accepted accounting principles.

                                                 /s/ KPMG Peat Marwick LLP

Roanoke, Virginia
December 13, 1996

                          OPTICAL CABLE CORPORATION
                                BALANCE SHEETS
                          OCTOBER 31, 1996 AND 1995

                                                                               OCTOBER 31,
                                                                      -----------------------------
                                                                           1996           1995
                                                                      -------------- --------------
Assets .............................................................
Current assets:
 Cash and cash equivalents..........................................  $ 1,677,739    $   535,235
 Trade accounts receivable, net of allowance for doubtful accounts
  of $300,000 in 1996 and $200,000 in 1995..........................    9,368,476      6,186,888
 Other receivables..................................................      354,041         98,297
 Due from employees.................................................        1,475          3,225
 Inventories........................................................   10,261,437      6,033,042
 Prepaid expenses...................................................       64,863         86,553
 Deferred income taxes..............................................      155,304             --
                                                                      -------------- --------------
  Total current assets..............................................   21,883,335     12,943,240
Other assets........................................................       67,996        201,237
Property and equipment, net.........................................    9,175,871      5,674,232
                                                                      -------------- --------------
  Total assets......................................................  $31,127,202    $18,818,709
                                                                      ============== ==============
Liabilities and Stockholders' Equity ...............................
Current liabilities:
 Notes payable......................................................  $ 1,103,000    $   309,000
 Accounts payable and accrued expenses..............................    5,488,765      2,726,727
 Accrued compensation and payroll taxes.............................      676,725        831,197
 Income taxes payable...............................................      237,926             --
                                                                      -------------- --------------
  Total current liabilities.........................................    7,506,416      3,866,924
Deferred income taxes...............................................       49,227             --
                                                                      -------------- --------------
  Total liabilities.................................................    7,555,643      3,866,924
                                                                      -------------- --------------
Stockholders' equity:
 Preferred stock, no par value, authorized 1,000,000 shares; none
  issued and outstanding............................................           --             --
 Common stock, voting; no par value, authorized 50,000,000 shares;
  issued and outstanding 38,675,416 shares in 1996 and 36,000,000
  shares in 1995....................................................   18,594,116            596
 Additional paid-in capital.........................................          --         767,849
 Retained earnings..................................................    4,977,443     14,183,340
                                                                      -------------- --------------
  Total stockholders' equity........................................   23,571,559     14,951,785
Commitments and contingencies ......................................
                                                                      -------------- --------------
  Total liabilities and stockholders' equity........................  $31,127,202    $18,818,709
                                                                      ============== ==============


               See accompanying notes to financial statements.

                          OPTICAL CABLE CORPORATION
                             STATEMENTS OF INCOME
                 YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

                                                              YEARS ENDED OCTOBER 31,
                                                   --------------------------------------------
                                                        1996           1995           1994
                                                   -------------- -------------- --------------
Net sales........................................  $45,152,299    $36,359,953    $26,216,583
Cost of goods sold...............................   24,907,373     20,121,355     14,138,060
                                                   -------------- -------------- --------------
  Gross profit...................................   20,244,926     16,238,598     12,078,523
Operating expenses:
 Selling, general and administrative expenses....    8,415,798      7,660,100      5,797,634
 Royalties.......................................              --          --      1,177,399
 Amortization of intangibles.....................              --             --     991,470
                                                   -------------- -------------- --------------
  Total operating expenses.......................    8,415,798      7,660,100      7,966,503
                                                   -------------- -------------- --------------
  Income from operations.........................   11,829,128      8,578,498      4,112,020
Other income (expense):
 Interest income.................................       94,888            175          1,217
 Interest expense................................       (9,595)      (378,205)      (607,882)
 Other, net......................................      112,988           (377)        (7,170)
                                                   -------------- -------------- --------------
  Other income (expense), net....................      198,281       (378,407)      (613,835)
                                                   -------------- -------------- --------------
  Income before income tax expense and
   extraordinary item............................   12,027,409      8,200,091      3,498,185
Income tax expense...............................    2,806,849                --             --
                                                   -------------- -------------- --------------
  Income before extraordinary item...............    9,220,560      8,200,091      3,498,185
Extraordinary item - loss on extinguishment of
 debt............................................              --             --     148,968
                                                   -------------- -------------- --------------
  Net income.....................................  $ 9,220,560    $ 8,200,091    $ 3,349,217
                                                   ============== ============== ==============
Pro forma income data (unaudited):
 Net income before pro forma income tax
  provision, as reported.........................  $ 9,220,560
 Pro forma income tax provision..................    1,746,513
                                                   --------------
 Pro forma net income............................  $ 7,474,047
                                                   ==============
 Pro forma net income per share..................  $      0.19
                                                   ==============
 Pro forma weighted average shares outstanding...   39,360,659
                                                   ==============


               See accompanying notes to financial statements.

                          OPTICAL CABLE CORPORATION
                      STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

                                                              COMMON STOCK
                                                      ----------------------------
                                                                                    ADDITIONAL                      TOTAL
                                                                                      PAID-IN      RETAINED     STOCKHOLDERS'
                                                          SHARES        AMOUNT        CAPITAL      EARNINGS         EQUITY
                                                      ------------- -------------- ------------ -------------- ---------------
Balances at October 31, 1993........................  36,000,000    $       596    $ 767,849    $  6,392,754   $ 7,161,199
Cash distributions to previously sole stockholder  .          --             --           --      (2,678,722)   (2,678,722)
Net income..........................................             --             --           --    3,349,217     3,349,217
                                                      ------------- -------------- ------------ -------------- ---------------
Balances at October 31, 1994........................  36,000,000            596      767,849       7,063,249     7,831,694
Cash distributions to previously sole stockholder ..          --                --           --   (1,080,000)   (1,080,000)
Net income..........................................             --             --           --    8,200,091     8,200,091
                                                      ------------- -------------- ------------ -------------- ---------------
Balances at October 31, 1995........................  36,000,000            596      767,849      14,183,340    14,951,785
Net income - five months ended March 31, 1996 ......             --             --           --    4,243,117     4,243,117
Issuance of common stock for cash ($2.50 per share,
less issuance costs of $1,139,326)..................   2,675,416      5,549,214              --              --   5,549,214
Cash distributions to previously sole stockholder ..             --             --           --   (6,150,000)   (6,150,000)
Recapitalization....................................             --  13,044,306     (767,849)    (12,276,457)              --
Net income - seven months ended October 31, 1996 ...             --             --           --    4,977,443     4,977,443
                                                      ------------- -------------- ------------ -------------- ---------------
Balances at October 31, 1996........................  38,675,416    $18,594,116    $         -- $  4,977,443   $23,571,559
                                                      ============= ============== ============ ============== ===============


               See accompanying notes to financial statements.

                          OPTICAL CABLE CORPORATION
                           STATEMENTS OF CASH FLOWS
                 YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

                                                              YEARS ENDED OCTOBER 31,
                                                    ------------------------------------------
                                                         1996          1995           1994
                                                    ------------- -------------- -------------
Cash flows from operating activities:
 Net income.......................................  $ 9,220,560   $  8,200,091   $ 3,349,217
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization..................      533,445        404,469       308,778
   Amortization of intangibles....................           --             --       991,470
   Bad debt expense...............................      266,366         87,652       137,485
   Deferred income taxes..........................     (106,077)            --            --
   Loss on sale of property and equipment.........           --            381        11,469
   (Increase) decrease in:
    Trade accounts receivable.....................   (3,447,954)    (1,921,238)     (234,645)
    Other receivables.............................     (255,744)       (45,514)      (52,783)
    Due from employees............................        1,750         (2,800)        5,963
    Inventories...................................   (4,228,395)     2,813,002       372,430
    Prepaid expenses..............................       21,690        (80,721)       73,929
    Other assets..................................      116,237       (201,237)           --
   Increase (decrease) in:
    Accrued interest payable .....................           --         (8,458)     (285,875)
    Accounts payable and accrued expenses.........    1,881,379      1,603,409      (292,167)
    Accrued compensation and payroll taxes........     (154,472)       450,928       (65,885)
    Income taxes payable..........................      237,926             --            --
                                                                  -------------- -------------
    Net cash provided by operating activities.....    4,086,711     11,299,964     4,319,386
                                                                  -------------- -------------
Cash flows from investing activities:
 Purchase of property and equipment...............   (3,137,421)      (387,231)   (4,168,198)
 Proceeds from sale of property and equipment ....           --             20         3,499
                                                    ------------- -------------- -------------
    Net cash used in investing activities.........   (3,137,421)      (387,211)   (4,164,699)
                                                    ------------- -------------- -------------
Cash flows from financing activities:
 Net borrowings (payments) on notes payable.......      794,000     (5,903,238)    4,344,762
 Proceeds from long-term debt.....................           --             --     3,500,000
 Payments on long-term debt.......................           --     (3,500,000)   (5,280,000)
 Proceeds from issuance of common stock, net of
  issuance costs..................................    5,549,214             --            --
 Cash distributions to previously sole
  stockholder.....................................   (6,150,000)    (1,080,000)   (2,678,722)
                                                    ------------- -------------- -------------
    Net cash provided by (used in) financing
     activities...................................      193,214    (10,483,238)     (113,960)
                                                    ------------- -------------- -------------
Net increase in cash and cash equivalents ........    1,142,504        429,515        40,727
Cash and cash equivalents at beginning of year ...      535,235        105,720        64,993
                                                    ------------- -------------- -------------
Cash and cash equivalents at end of year .........  $ 1,677,739   $    535,235   $   105,720
                                                    ============= ============== =============
Supplemental Disclosure of Cash Flow Information:
 Cash payments for interest.......................  $     9,595   $    386,663   $   893,757
                                                                  ============== =============
 Income taxes paid................................  $ 2,675,000   $         --   $        --
                                                    ============= ============== =============
 Noncash investing activities - capital
  expenditures
  accrued in accounts payable.....................  $   880,659   $         --   $        --
                                                    ============= ============== =============



               See accompanying notes to financial statements.

   OPTICAL CABLE CORPORATION


   Notes to Financial Statements

                 YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (A) DESCRIPTION OF BUSINESS

Optical Cable Corporation (the Company) manufactures and markets a broad range of fiber optic cables for high bandwidth transmission of data, video and audio communications over moderate distances. The Company's fiber optic cables are sold nationwide and in over 60 foreign countries (also see note 9).

 (B) CASH EQUIVALENTS

Cash equivalents of $1,397,510 at October 31, 1996 consist of money market mutual funds. Cash equivalents of $265,000 at October 31, 1995 consist of collateralized overnight repurchase agreements. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

 (C) INVENTORIES

Inventories of raw materials and production supplies are stated at the lower of cost (specific identification for optical fibers and first-in, first-out for other raw materials and production supplies) or market. Inventories of work in process and finished goods are stated at average cost, which includes raw materials, direct labor and manufacturing overhead.

 (D) PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided for using both straight-line and declining balance methods over the estimated useful lives of the assets. Estimated useful lives are thirty-nine years for buildings and improvements and five to seven years for machinery and equipment and furniture and fixtures.

 (E) REVENUE RECOGNITION

Revenue is recognized at the time of product shipment or delivery to the customer, based on shipping terms.

 (F) INCOME TAXES


Through March 31, 1996, the Company was not subject to federal and state income taxes since it had elected, under provisions of the Internal Revenue Code, to be taxed as an S Corporation. In lieu of corporation income taxes, the stockholders of an S Corporation are taxed on their proportionate share of the Company's taxable income.

In connection with the closing of the Company's initial public offering (see note 11), the Company terminated its status as an S Corporation effective March 31, 1996 and became subject to federal and state income taxes. Accordingly, the statement of income for the year ended October 31, 1996 includes income taxes from April 1, 1996, and for informational purposes, the statement of income for the year ended October 31, 1996 includes a pro forma adjustment for income taxes which would have been recorded if the Company had been subject to income taxes for the entire fiscal year presented.

Effective March 31, 1996, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 (G) AMORTIZATION OF INTANGIBLES

Amortization of intangibles includes the amortization of a noncompete agreement and technology license agreement with a former stockholder which were perfected as part of a leveraged settlement agreement signed on June 22, 1989. The costs of these two agreements were determined based on historical data pertaining to royalties, salaries and bonuses paid to the former stockholder. These costs were amortized over the lives of the agreements (five years) using the straight-line method.

Amortization of intangibles also includes the amortization of deferred financing costs incurred in connection with the financing of the leveraged settlement agreement. These costs were amortized over the life of the outstanding long-term debt using the straight-line method.

 (H) STOCK-BASED EMPLOYEE COMPENSATION

The Company sponsors a stock incentive plan for selected key management employees. The Company accounts for this stock-based employee compensation plan in accordance with APB Opinion No. 25.

 (I) PRO FORMA NET INCOME PER SHARE

Pro forma net income per share was computed by dividing pro forma net income by the pro forma weighted average number of common shares outstanding during the period (as adjusted for the recapitalization) and by deeming to be outstanding the number of shares (1,800,000) the Company would have needed to issue at the initial public offering price per share ($2.50) to pay a $1 million cash distribution to the previously sole stockholder in December 1995 and a $3.5 million cash distribution to the previously sole stockholder out of the proceeds of the initial public offering.

 (J) USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

(2) ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

A summary of changes in the allowance for doubtful accounts receivable for the years ended October 31, 1996, 1995 and 1994 follows:

                                     YEARS ENDED OCTOBER 31,
                              ------------------------------------
                                  1996        1995        1994
                              ----------- ----------- ------------
Balance at beginning of
year........................  $ 200,000   $ 250,000   $ 350,000
Bad debt expense............    266,366      87,652     137,485
Losses charged to
allowance...................   (166,366)   (137,652)   (237,485)
                              ----------- ----------- ------------
Balance at end of year .....  $ 300,000   $ 200,000   $ 250,000
                              =========== =========== ============


(3) INVENTORIES
INVENTORIES AT OCTOBER 31, 1996 AND 1995 CONSIST OF THE FOLLOWING:

                              OCTOBER 31,
                      ---------------------------
                           1996          1995
                      ------------- -------------
Finished goods......  $ 2,465,659   $2,331,995
Work in process.....    3,104,339    1,594,193
Raw materials.......    4,645,843    2,067,949
Production supplies        45,596       38,905
                      ------------- -------------
                      $10,261,437   $6,033,042
                      ============= =============


(4) PROPERTY AND EQUIPMENT

Property and equipment at October 31, 1996 and 1995 consist of the following:

                                   OCTOBER 31,
                                                 ----------------------------
                                                      1996          1995
                                                 ------------- --------------
Land...........................................  $ 2,745,327   $ 1,362,595
Building and improvements......................    3,401,997     3,401,997
Machinery and equipment........................    3,982,889     2,969,263
Furniture and fixtures.........................      428,742       403,631
Construction in progress ......................    1,596,611               --
                                                 ------------- --------------
  Total property and equipment, at cost........   12,155,566     8,137,486
Less accumulated amortization and depreciation    (2,979,695)   (2,463,254)
                                                 ------------- --------------
  Property and equipment, net..................  $ 9,175,871   $ 5,674,232
                                                 ============= ==============



In July 1996, the Company entered into a contract for the expansion of its headquarters facilities totaling $3.2 million. Construction is expected to be completed by the end of January 1997. Total remaining commitments under the construction contract and related equipment purchases as of October 31, 1996 approximated $1.7 million.

(5) NOTES PAYABLE

The Company has a revolving line of credit arrangement with a bank that expires February 28, 1997. The arrangement permits the Company to borrow a maximum amount of $5,000,000. The line of credit is limited to 80 percent of eligible accounts receivable and 50 percent of raw materials and finished goods inventories. The line of credit bears interest at 1.50 percent above the monthly LIBOR rate not to exceed the lender's prime rate less 1.0 percent (6.94 percent as of October 31, 1996) payable daily and is collateralized by all of the Company's accounts receivable, contract rights, inventories, property and equipment, and general intangibles. The outstanding balance on the line of credit was $1,103,000 and $309,000 at October 31, 1996 and 1995, respectively. While the line of credit does not require a compensating balance that legally restricts the use of cash amounts, at the bank's request, the Company has agreed to maintain an unrestricted target cash balance of $125,000.

The Company was previously obligated under senior subordinated notes payable which were subject to an early repayment premium. On June 1, 1994, the Company repaid the remaining $2,000,000 annual installment originally due June 1, 1995 and recognized an extraordinary loss of $148,968 for the early repayment premium.

(6) LEASES

In August 1994, the Company entered into a four-year operating lease for computerized mailing and shipping equipment with an unrelated party. Rent expense under this lease amounted to $25,030, $25,030 and $5,729 for the years ended October 31, 1996, 1995 and 1994, respectively. Future minimum rental payments required under the lease are as follows:

YEARS ENDING OCTOBER 31,
-------------------------
1997.....................  $25,030
1998.....................   18,772
                           ----------
                           $43,802
                           ==========


On May 1, 1990, the Company entered into a ten-year operating lease of its manufacturing facility. The lessor was a partnership in which the Company's previously sole stockholder was the limited partner. On October 20, 1994, the Company exercised its option under the lease agreement to purchase the leased premises at fair market value, based on an independent appraisal. The purchase price paid to the partnership for the leased premises was approximately $4,000,000. Rent expense under this lease amounted to $428,263 for the year ended October 31, 1994.

(7) RELATED PARTY AGREEMENTS

Through October 31, 1994, Optical Cable Corporation had a royalty agreement with its previously sole stockholder in which the stockholder granted the Company the exclusive license to use certain cable manufacturing techniques and equipment designs without restriction. Royalty payments were equal to 4.5 percent of net sales. Royalties under this agreement amounted to $1,177,399 for the year ended October 31, 1994.

Effective November 1, 1994, the Company entered into two separate one-year employment agreements with its previously sole stockholder. Total compensation under the agreements consisted of salary payments equal to 6 percent of the previous fiscal year's net sales. Effective February 1, 1995, these agreements were replaced by an employment agreement that expires October 31, 1997 and that reduces the salary payment percentage from 6 percent to 1 percent and provides for sales commissions equal to 1 percent of the positive difference between the current fiscal year's net sales and the prior fiscal year's net sales. Compensation under these agreements amounted to $451,523 and $672,371 for the years ended October 31, 1996 and 1995, respectively.

Effective November 2, 1994, the Company entered into a services agreement to pay sales commissions of 4 percent of net foreign sales to OCC-VI, Inc., a foreign sales corporation. All of the outstanding shares of common stock of OCC-VI, Inc. are beneficially owned by the Company's previously sole stockholder. For the year ended October 31, 1995, the Company recorded commissions expense of $343,290 (of which $261,382 is included in accrued compensation and payroll taxes at October 31, 1995) related to the services agreement. As of September 28, 1995, the Company terminated this services agreement.

(8) EMPLOYEE BENEFITS

The Company's independently administered self-insurance program provides health insurance coverage for employees and their dependents on a cost-reimbursement basis. Under the program, the Company is obligated for claims payments. A stop loss insurance contract executed with an insurance carrier covers claims in excess of $30,000 per covered individual and $510,935 in the aggregate per year. During the years ended October 31, 1996, 1995 and 1994, total claims expense of $876,481, $545,543 and $477,423, respectively, was incurred, which represents claims processed and an estimate for claims incurred but not reported.

Effective January 1, 1994, the Company adopted a 401(k) retirement savings plan. To become eligible for the plan, an employee must complete six months of service and be at least 21 years of age. The plan allows participants to contribute through salary reduction up to 6 percent of their annual compensation on a pretax basis. Company matching contributions are two dollars for every one dollar contributed by an employee up to 4 percent of the employees' annual compensation. The Company made matching contributions to the plan of $233,072, $205,011 and $157,216 for the years ended October 31, 1996, 1995 and 1994, respectively.

The Company and its previously sole stockholder adopted on March 1, 1996 a stock incentive plan which is called the Optical Cable Corporation 1996 Stock
Incentive Plan (the "Plan"). The Plan is intended to provide a means for selected key management employees to increase their personal financial interest in the Company, thereby stimulating the efforts of these employees and strengthening their desire to remain with the Company through the use of stock incentives. The Company has reserved 4,000,000 shares of common stock for issuance pursuant to incentive awards under the Plan. Under the Plan, stock options may be granted at not less than fair market value on the date of grant.

The aggregate number of shares under option pursuant to the Plan is as follows:

                                           NUMBER OF    OPTION PRICE
                                             SHARES      PER SHARE
                                          ----------- ---------------
Options outstanding at October 31,
1995....................................         --      --
Granted.................................    460,000   $2.50
Forfeited ..............................    (18,000)  $2.50
                                          ----------
Options outstanding at October 31, 1996     442,000   $2.50
                                          ==========
Options exercisable at October 31,
1996....................................         --
                                          ==========
Available for grant at October 31,
1996....................................  3,558,000
                                          ==========


The options vest 25 percent after two years, 50 percent after three years, 75 percent after four years and 100 percent after five years.

(9) BUSINESS AND CREDIT CONCENTRATIONS

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company's large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks at October 31, 1996 and 1995 have been adequately provided for in the financial statements.

For the years ended October 31, 1996, 1995 and 1994, 75 percent, 76 percent and 75 percent, respectively, of net sales were from customers located in the United States, while 25 percent, 24 percent and 25 percent, respectively, were from international customers. No foreign geographic area accounted for more than 10 percent of net sales for the years ended October 31, 1996, 1995 and 1994. As of October 31, 1996 and 1995, there were no significant amounts receivable from any one customer other than those described below.

For the year ended October 31, 1996, 12 percent of net sales were attributable to one major domestic distributor. The related trade accounts receivable for this distributor at October 31, 1996 totaled approximately $2,468,000. No single customer or other distributor accounted for more than 5 percent of net sales for the year ended October 31, 1996. As of October 31, 1996, no single customer or other distributor had an outstanding balance payable to the Company in excess of 5 percent of total stockholders' equity.


For the year ended October 31, 1995, 10 percent of net sales were attributable to one major domestic distributor. The related trade accounts receivable for this distributor at October 31, 1995 totaled approximately $841,000. No single customer or other distributor accounted for more than 5 percent of net sales for the year ended October 31, 1995. As of October 31, 1995, no single customer or other distributor had an outstanding balance payable to the Company in excess of 5 percent of total stockholder's equity.


For the year ended October 31, 1994, no single customer accounted for more than 5 percent of net sales.

(10) INCOME TAXES

The Company recorded a $114,045 net benefit for deferred income taxes upon termination of the Company's S Corporation status. The adjustment reflects the net deferred income tax asset balance at March 31, 1996 in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires an asset and liability approach for the accounting and financial reporting of income taxes. The components of the net deferred tax asset at March 31, 1996 were substantially the same as the October 31, 1996 components presented below.

Income tax expense for the year ended October 31, 1996 consists of:

                   CURRENT     DEFERRED       TOTAL
                ------------ ------------ -------------
U.S. Federal .  $2,556,601   $ (93,490)   $2,463,111
State ........     356,325     (12,587)      343,738
                ------------ ------------ -------------
Totals........  $2,912,926   $(106,077)   $2,806,849
                ============ ============ =============


Reported income tax expense for the year ended October 31, 1996 differs from the "expected" tax expense, computed by applying the U.S. Federal statutory income tax rate of 35 percent to income before income tax expense and extraordinary item, as follows:

"Expected" tax expense..........................................  $ 4,209,593
Increase (reduction) in income tax expense resulting from:
 S Corporation taxable income for the five months ended March
  31, 1996......................................................   (1,485,091)
 Net deferred income tax asset balance at March 31, 1996........     (114,045)
 Foreign Sales Corporation benefit..............................      (98,473)
 State income taxes, net of federal benefits....................      215,967
 Other differences, net ........................................       78,898
                                                                  --------------
Reported income tax expense.....................................  $ 2,806,849
                                                                  ==============


The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax asset as of October 31, 1996 are presented below:

Deferred tax assets:
 Accounts receivable, due to allowance for doubtful accounts.............  $ 113,775
 Inventories, due to additional costs inventoried for tax purposes
  pursuant to the Tax Reform Act of 1986.................................     91,781
 Self-insured health care costs, due to accrual for financial reporting
  purposes ..............................................................     43,780
                                                                           ------------
Total gross deferred tax assets..........................................    249,336
Less valuation allowance.................................................         --
                                                                           ------------
Net deferred tax assets..................................................    249,336

Deferred tax liabilities:
 Plant and equipment, due to differences in depreciation and capital gain
  recognition............................................................    (49,227)
 Other receivables, due to accrual for financial reporting purposes .....    (94,032)
                                                                           ------------
Total gross deferred tax liabilities.....................................   (143,259)
Net deferred tax asset, including current net tax asset of $155,304 and noncurrent net tax liability of $49,227.................................  $ 106,077
                                                                           ============


Based on the Company's historical and current pretax earnings, management believes that it is more likely than not that the recorded deferred tax assets will be realized.

(11) RECAPITALIZATION AND INITIAL PUBLIC OFFERING

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

In connection with the recapitalization, additional paid-in capital as of March 31, 1996 has been reclassified to no par value common stock, and the amount of the undistributed taxable S Corporation earnings remaining as of March 31, 1996 has been reclassified to no par value common stock.

(12) STOCK DIVIDENDS

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

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial  Accounting  Standards  No. 107,  Disclosures  About Fair
Value of  Financial  Instruments  ("SFAS  No.  107"),  requires  the  Company to disclose estimated fair values of its financial instruments. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts reported in the balance sheet for cash, cash equivalents, trade accounts receivable, other receivables, notes payable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments.

(14) NEW ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of ("SFAS No. 121"). SFAS No. 121 requires companies to review long-lived assets and certain identifiable intangibles to be held, used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company is required to adopt this statement in fiscal 1997. The Company believes the adoption of this statement will not have a significant effect on its financial statements.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which is effective for transactions entered into in fiscal years beginning after December 15, 1995. The Company plans to retain the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees, for recognizing stock-based compensation in the financial statements. Management believes the adoption of SFAS No. 123 will not have a material impact on the Company's financial position or results of operations; however, the Company is still evaluating the new disclosure requirements under SFAS No. 123.

(15) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended October 31, 1996 and 1995:

                                  QUARTER ENDED
                                --------------------------------------------------------
 YEAR ENDED OCTOBER 31, 1996      JANUARY 31     APRIL 30      JULY 31      OCTOBER 31
------------------------------  ------------- ------------- ------------- --------------
Net sales.....................  $10,342,472   $10,183,960   $10,862,064   $13,763,803
Gross profit..................    4,707,021     4,096,839     4,953,023     6,488,043
Income before income taxes ...    2,774,994     2,252,228     2,983,232     4,016,955
Net income....................    2,774,994     2,068,288     1,858,823     2,518,455
Pro forma net income..........    1,709,397     1,387,372     1,858,823     2,518,455
Pro forma net income per
share.........................         0.04          0.04          0.05          0.06


                                                  QUARTER ENDED
                              -----------------------------------------------------
YEAR ENDED OCTOBER 31, 1995    JANUARY 31    APRIL 30      JULY 31     OCTOBER 31
----------------------------  ------------ ------------ ------------ --------------
Net sales...................  $8,132,636   $9,500,186   $8,697,155   $10,029,976
Gross profit................   3,481,233    3,975,250    3,976,376     4,805,739
Income before income taxes .   1,435,750    2,028,848    1,877,586     2,857,907
Net income..................   1,435,750    2,028,848    1,877,586     2,857,907


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

   The information called for by Items 10--13 is incorporated by reference from the Optical Cable Corporation Notice of 1997 Annual Meeting and Proxy Statement -- to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year.

Item 10.  Directors and Executive Officers of the Registrant

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Index of Financial Statements

   Information with respect to this Item is contained in the Company's financial statements indicated in the Index on Page 19 of this Annual Report on Form 10-K.

2. Index of Financial Statement Schedules

None.

3. Exhibits

The exhibits listed on the accompanying index of exhibits are filed as part of this Annual Report on Form 10-K.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period for which this Annual Report is filed.

(c) Index of Exhibits


  EXHIBIT
   NUMBER                                             DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------
*3.1.......  Amended and Restated Articles of Incorporated of Optical Cable Corporation
*3.2.......  Bylaws of Optical Cable Corporation, as amended
*4.1.......  Form of certificate representing Common Stock
             Royalty Agreement, dated November 1, 1993, by and between Robert Kopstein and Optical Cable
*10.1......  Corporation
             Loan Agreement dated June 1, 1994, as amended by and between Optical Cable Corporation and
*10.2......  First Union National Bank of Virginia
             Employment Agreement by and between Optical Cable Corporation and Robert Kopstein, effective
*10.3......  February 1, 1995
             Tax Indemnification Agreement, dated as of October 19, 1995, by and between Optical Cable
*10.4......  Corporation and Robert Kopstein
             Assignment of technology rights from Robert Kopstein to Optical Cable Corporation, effective
*10.5......  as of October 31, 1994
*10.6......  Proposed form of Letter Agreement by and between Optical Cable Corporation and the Agents
***10.7....  Optical Cable Corporation 1996 Stock Incentive Plan
23.........  Consent of KPMG Peat Marwick LLP (filed herewith)
27.........  Financial Data Schedule
**99.1.....  Registration Statement on Form S-1, as amended (File No. 33-96476)



     * Filed as an exhibit to the Company's Registration Statement on Form S-1, as amended (File No. 33-96476) and incorporated herein by reference.

    ** Incorporated herein by reference.

   *** Filed as an exhibit for the Company's Registration Statement on Form S-8 filed on August 2, 1996 (File No. 333-09433) and incorporated herein by reference.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                       OPTICAL CABLE CORPORATION

Date: January 29, 1997                                    By /s/ Robert Kopstein

                                                                 Robert Kopstein
                                                           Chairman of the Board
                                                             President and Chief
                                                               Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of January 29, 1997.


/s/ Robert Kopstein          Chairman of the Board, President, Chief Executive
Robert Kopstein              Officer and Director
                             (principal executive officer)

/s/ Luke J. Huybrechts       Senior Vice President of Sales and Director
Luke J. Huybrechts

/s/ Kenneth W. Harber        Vice President of Finance, Treasurer, Secretary and
Kenneth W. Harber            Director
                             (principal financial and accounting officer)

/s/ Randall H. Frazier       Director
Randall H. Frazier

/s/ John M. Holland          Director
John M. Holland
