Form 10-Q
period 1997-01-31
OPTICAL CABLE CORP
filed 1997-03-17
CIK 1000230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



       [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1997

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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. (1) Yes  X  No      (2) Yes X   No
                                                  ---   ---          ---    ---
       As of March 14, 1997, 38,675,416 shares of the registrant's Common Stock, no par value, were outstanding. Of these outstanding shares, 36,000,000 shares were held by Robert Kopstein, Chairman of the Board, President and Chief Executive Officer of the registrant.

                            OPTICAL CABLE CORPORATION
                                 Form 10-Q Index
                       Three Months Ended January 31, 1997




                                                                                         Page

PART I.    FINANCIAL INFORMATION

           Item 1.    Financial Statements

                      Condensed Balance Sheets - January 31, 1997 and
                        October 31, 1996....................................................2

                      Condensed Statements of Income - Three Months
                        Ended January 31, 1997 and 1996.....................................3

                      Condensed Statement of Changes in Stockholders'
                        Equity - Three Months Ended January 31, 1997........................4

                      Condensed Statements of Cash Flows - Three Months
                        Ended January 31, 1997 and 1996.....................................5

                      Condensed Notes to Condensed Financial Statements...................6-8

           Item 2.    Management's Discussion and Analysis of Financial
                        Condition and Results of Operations..............................9-11

PART II.   OTHER INFORMATION

           Item 6.    Exhibits and Reports on Form 8-K.....................................12


                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

                            OPTICAL CABLE CORPORATION
                            Condensed Balance Sheets
                                   (Unaudited)

                                                January 31,       October 31,
               Assets                              1997              1996
                                                -----------       --------------

Current assets:
   Cash and cash equivalents                 $       303,307       $   1,677,739
   Trade accounts receivable, net of
     allowance for doubtful accounts of
     $330,000 at January 31, 1997 and
     $300,000 at October 31, 1996                  8,594,476           9,368,476
   Other receivables                                 724,615             354,041
   Due from employees                                  4,125               1,475
   Inventories                                     9,530,041          10,261,437
   Prepaid expenses                                  122,762              64,863
   Deferred income taxes                             168,349             155,304
                                               --------------      -------------
      Total current assets                        19,447,675          21,883,335

Other assets, net                                     63,745              67,996
Property and equipment, net                       10,563,633           9,175,871
                                               --------------      -------------

      Total assets                           $    30,075,053      $   31,127,202
                                               ==============      =============



        Liabilities and Stockholders' Equity

Current liabilities:
   Notes payable                             $       720,000     $     1,103,000
   Accounts payable and accrued expenses           1,792,875           5,488,765
   Accrued compensation and payroll taxes            601,551             676,725
   Income taxes payable                            1,264,947             237,926
                                               --------------        -----------
      Total current liabilities                    4,379,373           7,506,416

Deferred income taxes                                 43,760              49,227
                                               ---------------       -----------
      Total liabilities                            4,423,133           7,555,643
                                               ---------------       -----------

Stockholders' equity:
   Preferred stock, no par value,
     authorized 1,000,000 shares;
     none issued and outstanding                           -                   -
   Common stock, voting; no par value,
     authorized 50,000,000 shares; issued
     and outstanding 38,675,416 shares            18,594,116          18,594,116
   Retained earnings                               7,057,804           4,977,443
                                               --------------       ------------
      Total stockholders' equity                  25,651,920          23,571,559

Commitments and contingencies                  --------------      -------------

      Total liabilities and stockholders'
        equity                               $    30,075,053     $    31,127,202
                                               ==============      =============




       See accompanying condensed notes to condensed financial statements.

                            OPTICAL CABLE CORPORATION
                         Condensed Statements of Income
                                   (Unaudited)



                                                                          Three Months Ended
                                                                             January 31,
                                                                  -------------------------------
                                                                      1997              1996
                                                                      ----              ----

Net sales                                                       $   12,491,311    $   10,342,472
Cost of goods sold                                                   7,139,646         5,635,451
                                                                  -------------     -------------
         Gross profit                                                5,351,665         4,707,021

Selling, general and administrative expenses                         2,138,576         1,938,804
                                                                  -------------     -------------
         Income from operations                                      3,213,089         2,768,217

Other income (expense):
     Interest income                                                     5,160             6,878
     Interest expense                                                  (10,201)                -
     Other, net                                                         (4,178)             (101)
                                                                  -------------     -------------

         Other income (expense), net                                    (9,219)            6,777
                                                                  -------------     -------------
         Income before income tax expense                            3,203,870         2,774,994

Income tax expense                                                   1,123,509                 -
                                                                  -------------     -------------

         Net income                                             $    2,080,361    $    2,774,994
                                                                  =============     =============


Pro forma income data:
     Net income before pro forma income tax
         provision, as reported                                                   $    2,774,994
     Pro forma income tax provision                                                    1,065,597
                                                                                    -------------

     Pro forma net income                                                         $    1,709,397
                                                                                    ============

Net income per share (pro forma for 1996)                       $         0.05    $         0.04
                                                                  =============     =============


Weighted average shares outstanding (pro forma for 1996)            38,675,416        37,800,000
                                                                  =============     =============



       See accompanying condensed notes to condensed financial statements.

                            OPTICAL CABLE CORPORATION
             Condensed Statement of Changes in Stockholders' Equity
                                   (Unaudited)






                                                    Three Months Ended January 31, 1997
                                 ----------------------------------------------------------------------
                                           Common Stock                                       Total
                                  ----------------------------           Retained         Stockholders'
                                   Shares             Amount             Earnings            Equity
                                -------------      -------------       -------------      -------------

Balances at October 31, 1996      38,675,416     $   18,594,116      $    4,977,443     $   23,571,559

Net income                                 -                  -           2,080,361          2,080,361
                                -------------      -------------       -------------      -------------

Balances at January 31, 1997      38,675,416     $   18,594,116      $    7,057,804     $   25,651,920
                                =============      =============       =============      =============



       See accompanying condensed notes to condensed financial statements.

                            OPTICAL CABLE CORPORATION
                       Condensed Statements of Cash Flows
                                   (Unaudited)




                                                                              Three Months Ended
                                                                                  January 31,
                                                                      -------------------------------
                                                                          1997              1996
                                                                          ----              ----

Cash flows from operating activities:
    Net income                                                      $    2,080,361    $    2,774,994
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                      172,975           105,063
        Bad debt expense (recovery)                                         30,000            (2,623)
        Deferred income taxes                                              (18,512)                -
        (Increase) decrease in:
           Trade accounts receivable                                       744,000        (1,151,132)
           Other receivables                                              (370,574)           (3,813)
           Due from employees                                               (2,650)              800
           Inventories                                                     731,396          (162,566)
           Prepaid expenses                                                (57,899)           (9,231)
           Other assets                                                         -           (226,478)
        Increase (decrease) in:
           Accounts payable and accrued expenses                        (3,104,935)          130,592
           Accrued compensation and payroll taxes                          (75,174)          125,036
           Income taxes payable                                          1,027,021                 -
                                                                      -------------     -------------
              Net cash provided by operating activities                  1,156,009         1,580,642

Cash flows from investing activities:
    Purchase of property and equipment                                  (2,147,441)         (234,224)
                                                                      -------------     -------------
              Net cash used in investing activities                     (2,147,441)         (234,224)

Cash flows from financing activities:
    Net payments on notes payable                                         (383,000)         (309,000)
    Cash distributions to previously sole stockholder                            -        (1,000,000)
                                                                      -------------     -------------

              Net cash used in financing activities                       (383,000)       (1,309,000)
                                                                      -------------     -------------
Net increase (decrease) in cash and cash equivalents                    (1,374,432)           37,418

Cash and cash equivalents at beginning of period                         1,677,739           535,235
                                                                      -------------     -------------

Cash and cash equivalents at end of period                          $      303,307    $      572,653
                                                                      =============     =============


       See accompanying condensed notes to condensed financial statements.

                            OPTICAL CABLE CORPORATION
                Condensed Notes to Condensed Financial Statements
                       Three Months Ended January 31, 1997
                                   (Unaudited)



(1)      General

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1997. The unaudited condensed financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the
         Company's   annual   financial   statements  and  notes.   For  further
         information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 1996.

         (a)   Pro Forma Net Income Per Share

               For the three months ended January 31, 1996, pro forma net income per share was computed by dividing pro forma net income by the pro forma weighted average number of common shares outstanding during the period and by deeming to be outstanding the number of shares (1,800,000) the Company would have needed to issue at the initial public offering price per share ($2.50) to pay a $1 million cash distribution to the previously sole stockholder in December 1995 and a $3.5 million cash distribution to the previously sole stockholder out of the proceeds of the initial public offering.

         (b)   Net Income Per Share

               For the three months ended January 31, 1997, net income per share was computed by dividing net income by the weighted average number of common shares outstanding during the period. The calculation of weighted average shares outstanding does not include the effect of common stock options since their impact on the weighted average shares outstanding is less than three percent.


(2)      Inventories

         Inventories at January 31, 1997 and October 31, 1996 consist of the following:
                                                     January 31,     October 31,
                                                        1997            1996
                                                        ----            ----

         Finished goods                              $ 3,518,799    $  2,465,659
         Work in process                               2,311,488       3,104,339
         Raw materials                                 3,645,562       4,645,843
         Production supplies                              54,192          45,596
                                                   -------------   -------------

                                                    $  9,530,041    $ 10,261,437
                                                   =============   =============

                            OPTICAL CABLE CORPORATION
                Condensed Notes to Condensed Financial Statements

                                   (Unaudited)



(3)      Notes Payable

         On February 28, 1997, the Company and its bank executed a loan commitment letter, which renewed its $5 million secured revolving line of credit available for general corporate purposes and established a $10 million secured line of credit to fund potential acquisitions, mergers or joint ventures. The lines of credit bear interest at 1.50 percent above the monthly LIBOR rate and are equally and ratably secured by the Company's accounts receivable, contract rights, inventory, furniture and fixtures, machinery and equipment and general intangibles. The lines of credit will expire on February 28, 1998, unless renewed or extended.


(4)      Income Taxes

         Income tax expense for the three months ended January 31, 1997 consists of:

                                   Current          Deferred           Total
                                 -------------    -------------    -------------

         U.S. Federal           $    1,063,382   $     (17,722)   $    1,045,660
         State                          78,639            (790)           77,849
                                 -------------    -------------    -------------

         Totals                 $    1,142,021   $     (18,512)   $    1,123,509
                                 =============    =============    =============


         Through March 31, 1996, the Company was not subject to federal and state income taxes since it had elected to be taxed as an S Corporation. In connection with the closing of the Company's initial public offering, the Company terminated its status as an S Corporation effective March 31, 1996 and became subject to federal and state income taxes. Accordingly, the statement of income for the three months ended January 31, 1997 includes income taxes, and for informational purposes, the statement of income for the three months ended January 31, 1996 includes a pro forma adjustment for income taxes which would have been recorded if the Company had been subject to income taxes for the entire period presented.


(5)      Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

         The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on November 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

                            OPTICAL CABLE CORPORATION
                Condensed Notes to Condensed Financial Statements

                                   (Unaudited)



(6)      Stock Option Plan

         Prior to November 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On November 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and will provide the pro forma disclosure provisions of SFAS No. 123 in its annual report for the fiscal year ending October 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net Sales

Net sales consists of gross sales of products, less discounts, refunds and returns. Net sales increased 20.8 percent to $12.5 million in first quarter 1997 from $10.3 million for the same period in 1996. This increase was attributable to the Company's continued effort to reach a broader customer base throughout the United States and internationally with increased advertising, trade show attendance, and direct sales presence in more states. This effort resulted in greater sales in all market segments and product types.

Gross Profit Margin

Cost of goods sold consists of the cost of materials, compensation costs and overhead related to the Company's manufacturing operations. The Company's gross profit margin (gross profit as a percentage of net sales) decreased to 42.8 percent in first quarter 1997 from 45.5 percent in first quarter 1996. This decrease was due to the Company's product mix sold and the ratio of net sales attributable to the Company's distributors during the quarter. During first quarter 1997, sales from orders $50,000 or more approximated 26 percent compared to 16 percent for first quarter 1996. Discounts on large orders are generally greater than for sales from orders less than $50,000. In addition, during first quarter 1997, net sales to distributors approximated 52 percent versus 45 percent for the same period in 1996. Discounts on sales to distributors are generally greater than for sales to the Company's other customer base.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the compensation costs (including sales commissions) for sales and marketing personnel, travel expenses, customer support expenses, trade show expenses, advertising, the compensation cost for administration, finance and general management personnel, as well as legal and accounting fees. Selling, general and administrative expenses as a percentage of net sales were 17.1 percent in first quarter 1997 compared to 18.7 percent in first quarter 1996. This lower percentage was primarily the result of the fact that net sales for first quarter 1997 increased at a faster rate than selling, general and administrative expenses compared to first quarter 1996.

Income Before Income Tax Expense

Income before income tax expense increased 15.5 percent to $3.2 million for the three months ended January 31, 1997 compared to $2.8 million for the three months ended January 31, 1996. This was primarily due to increased sales volume.

Income Taxes

Through March 31, 1996, the Company was not subject to federal and state income taxes since it had elected to be taxed as an S Corporation. In connection with the Company's initial public offering, the Company terminated its status as an S Corporation effective March 31, 1996 and became subject to federal and state income taxes. Accordingly, the statement of income or the three months ended January 31, 1997 includes income taxes, at an effective tax rate of 35.1 percent, and for informational purposes, the statement of income for the three months ended January 31, 1996 includes a pro forma adjustment for income taxes, at an effective tax rate of 38.4 percent, which would have been recorded if the Company had been subject to income taxes for the entire period presented. The lower effective tax rate in first quarter 1997 is due primarily to the benefit of the Company's foreign sales corporation.

Net Income

Net income for first quarter 1997 was $2.1 million compared to $2.8 million for first quarter 1996. Despite an increase in income before income tax expense, net income decreased due to income tax expense of $1.1 million for first quarter 1997 as a result of the Company's termination of its S Corporation status effective March 31, 1996.

Net income for first quarter 1997 increased $371,000, or 21.7 percent over pro forma net income for first quarter 1996. This increase resulted from the increase in income before income tax expense of $429,000, offset by the $58,000 increase in income tax expense in first quarter 1997 over pro forma income tax provision for the same period in 1996.

Financial Condition

Total assets at January 31, 1997 were $30.1 million, a decrease of $1.1 million, or 3.4 percent from October 31, 1996. This decrease was primarily due to a decrease of $774,000 in trade accounts receivable resulting from the decreased sales volume during the quarter as compared to fourth quarter 1996, a $731,000 decrease in inventories and a $1.4 million increase in property and equipment, net, due to the Company's expansion of its headquarters facilities which is substantially complete as of January 31, 1997. The expansion was funded primarily through the $1.4 million decrease in cash and cash equivalents.

Total stockholders' equity at January 31, 1997 increased $2.1 million, or 8.8 percent in first quarter 1997 with net income retained accounting for the increase.

Liquidity and Capital Resources

The Company's primary capital needs have been to (i) fund working capital requirements, (ii) repay indebtedness, (iii) purchase property and equipment for expansion and (iv) fund distributions to its previously sole stockholder primarily to satisfy his tax liabilities resulting from S Corporation status. The Company's primary sources of financing have been cash from operations, bank borrowings and proceeds from the initial public offering of the Company's common stock. The Company believes that its cash flow from operations and available lines of credit will be adequate to fund its operations for at least the next twelve months. As of the date hereof, the Company has no additional material sources of financing.

On February 28, 1997, the Company and its bank executed a loan commitment letter, which renewed its $5 million secured revolving line of credit available for general corporate purposes and established a $10 million secured line of credit to fund potential acquisitions, mergers or joint ventures. The lines of credit are equally and ratably secured by the Company's accounts receivable, contract rights, inventory, furniture and fixtures, machinery and equipment and general intangibles. The lines of credit will expire on February 28, 1998, unless renewed or extended.

Cash flows from operations were approximately $1.2 million and $1.6 million in first quarter 1997 and 1996, respectively. For first quarter 1997, cash flows from operations were primarily provided by operating income and decreases in trade accounts receivable of $744,000 and inventories of $731,000, offset by a decrease in accounts payable and accrued expenses of $3.1 million. Cash flows from operations in first quarter 1996 were primarily provided by operating income, offset by an increase in trade accounts receivable of $1.1 million.

Net cash used in investing activities was for expenditures related to facilities and equipment and was $2.1 million and $234,000 in first quarter 1997 and 1996, respectively. The Company's expansion of its headquarters facilities is substantially complete, and as of January 31, 1997, there were no material commitments for additional capital expenditures.

Net cash used in financing activities was $383,000 and $1.3 million in first quarter 1997 and 1996, respectively. The net cash used in financing activities in first quarter 1997 consisted of repayment of debt outstanding under the Company's line of credit of $383,000 compared to $309,000 for first quarter 1996. The net cash used in financing activities for first quarter 1996 also included a $1 million cash distribution to the Company's previously sole stockholder for payment of his income taxes with respect to the taxable income of the Company prior to the termination of the Company's S Corporation status.

                           PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K


            (a) Exhibits required by Item 601 of Regulation S-K for the three months ended January 31, 1997.

                  (27)  Financial Data Schedule.


            (b) Reports on Form 8-K filed during the three months ended January 31, 1997.

                  None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    OPTICAL CABLE CORPORATION
                                           (Registrant)



Date:  March 14, 1997               /s/Robert Kopstein
                                    --------------------------------------------
                                    Robert Kopstein
                                    Chairman of the Board, President and
                                      Chief Executive Officer



Date:  March 14, 1997               /s/Kenneth W. Harber
                                    -----------------------------------------
                                    Kenneth W. Harber
                                    Vice President of Finance, Treasurer
                                      and Secretary
                                    (principal financial and accounting officer)