Form 10-Q
period 1997-04-30
OPTICAL CABLE CORP
filed 1997-06-13
CIK 1000230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



       [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1997

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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. (1) Yes X    No   (2) Yes X   No
                                                  --     --         --     --
       As of June 11, 1997, 38,675,416 shares of the registrant's Common Stock, no par value, were outstanding. Of these outstanding shares, 36,000,000 shares were held by Robert Kopstein, Chairman of the Board, President and Chief Executive Officer of the registrant.

                           OPTICAL CABLE CORPORATION
                                FORM 10-Q INDEX
                         SIX MONTHS ENDED APRIL 30, 1997

                                                                           PAGE

PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                 Condensed Balance Sheets - April 30, 1997 and
                   October 31, 1996.........................................2

                 Condensed Statements of Income - Three Months
                   and Six Months Ended April 30, 1997 and 1996.............3

                 Condensed Statement of Changes in Stockholders'
                   Equity - Six Months Ended April 30, 1997.................4

                 Condensed Statements of Cash Flows - Six Months
                   Ended April 30, 1997 and 1996............................5

                 Condensed Notes to Condensed Financial Statements........6-8

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS...................9-12

PART II. OTHER INFORMATION

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..........................13

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                  OPTICAL CABLE CORPORATION
                                  CONDENSED BALANCE SHEETS
                                         (Unaudited)

                                                                         APRIL 30,         OCTOBER 31,
                           ASSETS                                          1997               1996
                                                                           -----              ----
Current assets:
   Cash and cash equivalents                                       $      349,130    $      1,677,739
   Trade accounts receivable, net of allowance for doubtful
      accounts of $243,000 at April 30, 1997 and $300,000
      at October 31, 1996                                               7,868,481           9,368,476
   Other receivables                                                      449,037             354,041
   Due from employees                                                       4,125               1,475
   Income taxes refundable                                                 77,516                   -
   Inventories                                                         10,257,219          10,261,437
   Prepaid expenses                                                       187,565              64,863
   Deferred income taxes                                                  168,349             155,304
                                                                     -------------     ---------------
        Total current assets                                           19,361,422          21,883,335

Other assets, net                                                          59,494              67,996
Property and equipment, net                                            11,524,756           9,175,871
                                                                     -------------     ---------------

        Total assets                                               $   30,945,672    $     31,127,202
                                                                     =============     ===============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                                   $      359,000    $      1,103,000
   Accounts payable and accrued expenses                                2,992,401           5,488,765
   Accrued compensation and payroll taxes                                 586,068             676,725
   Income taxes payable                                                         -             237,926
                                                                     -------------     ---------------
        Total current liabilities                                       3,937,469           7,506,416

Deferred income taxes                                                      43,760              49,227
                                                                     -------------     ---------------

        Total liabilities                                               3,981,229           7,555,643
                                                                     -------------     ---------------

Stockholders' equity:
   Preferred stock, no par value, authorized 1,000,000 shares;
      none issued and outstanding                                               -                   -
   Common stock, voting; no par value, authorized 50,000,000
      shares; issued and outstanding 38,675,416 shares                 18,594,116          18,594,116
   Retained earnings                                                    8,370,327           4,977,443
                                                                     -------------     ---------------
        Total stockholders' equity                                     26,964,443          23,571,559

Commitments and contingencies
                                                                     -------------     ---------------

        Total liabilities and stockholders' equity                 $   30,945,672    $     31,127,202
                                                                     =============     ===============


       See accompanying condensed notes to condensed financial statements.

                            OPTICAL CABLE CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                         APRIL 30,                            APRIL 30,
                                            ----------------------------------   ----------------------------------
                                                 1997              1996              1997               1996
                                            ---------------   ----------------   --------------   -----------------
Net sales                                 $     10,645,571  $      10,183,960  $    23,136,882  $       20,526,432
Cost of goods sold                               6,352,983          6,087,121       13,492,629          11,722,572
                                            ---------------   ----------------   --------------   -----------------
        Gross profit                             4,292,588          4,096,839        9,644,253           8,803,860

Selling, general and administrative
   expenses                                      2,258,486          1,973,115        4,397,062           3,911,919
                                            ---------------   ----------------   --------------   -----------------
        Income from operations                   2,034,102          2,123,724        5,247,191           4,891,941

Other income (expense):
     Interest income                                 3,909             22,572            9,069              29,450
     Interest expense                                 (897)            (3,493)         (11,098)             (3,493)
     Other, net                                     (1,308)           109,425           (5,486)            109,324
                                            ---------------   ----------------   --------------   -----------------

        Other income (expense), net                  1,704            128,504           (7,515)            135,281
                                            ---------------   ----------------   --------------   -----------------
        Income before income tax expense         2,035,806          2,252,228        5,239,676           5,027,222

Income tax expense                                 723,283            183,940        1,846,792             183,940
                                            ---------------   ----------------   --------------   -----------------

        Net income                        $      1,312,523  $       2,068,288  $     3,392,884  $        4,843,282
                                            ===============   ================   ==============   =================


Pro forma income data:
     Net income before pro forma income tax
        provision, as reported                              $       2,068,288                   $        4,843,282
     Pro forma income tax provision                                   680,916                            1,746,513
                                                              ----------------                    -----------------

     Pro forma net income                                   $       1,387,372                   $        3,096,769
                                                              ================                    =================

Net income per share (pro forma for 1996) $          0.034  $           0.036  $         0.088  $            0.081
                                            ===============   ================   ==============   =================

Weighted average shares outstanding
     (pro forma for 1996)                       38,675,416         38,692,284       38,675,416          38,246,142
                                            ===============   ================   ==============   =================







       See accompanying condensed notes to condensed financial statements.

                            OPTICAL CABLE CORPORATION
             CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                               SIX MONTHS ENDED APRIL 30, 1997
                                  --------------------------------------------------------------------------------------
                                               Common Stock                                                 Total
                                  ------------------------------------------       Retained             Stockholders'
                                       Shares                   Amount             Earnings                 Equity
                                       ------                   ------             --------                 ------
Balances at October 31, 1996            38,675,416          $    18,594,116    $       4,977,443    $       23,571,559

Net income                                       -                        -            3,392,884             3,392,884
                                  -----------------         ----------------   ------------------   -------------------

Balances at April 30, 1997              38,675,416          $    18,594,116    $       8,370,327    $       26,964,443
                                  =================         ================   ==================   ===================

See accompanying condensed notes to condensed financial statements.

                            OPTICAL CABLE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 SIX MONTHS ENDED
                                                                                    APRIL 30,
                                                                     -------------------------------------
                                                                           1997                1996
                                                                           ----                ----
Cash flows from operating activities:
   Net income                                                         $     3,392,884      $    4,843,282
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                         346,648             256,952
        Bad debt expense (recovery)                                           (71,632)             43,893
        Deferred income taxes                                                 (18,512)           (135,457)
        (Increase) decrease in:
          Trade accounts receivable                                         1,571,627          (1,445,028)
          Other receivables                                                   (94,996)            (15,268)
          Due from employees                                                   (2,650)                625
          Income taxes refundable                                             (77,516)                  -
          Inventories                                                           4,218            (688,561)
          Prepaid expenses                                                   (122,702)             (2,975)
          Other assets                                                              -             201,237
        Increase (decrease) in:
          Accounts payable and accrued expenses                            (2,203,053)            624,394
          Accrued compensation and payroll taxes                              (90,657)           (320,033)
          Income taxes payable                                               (237,926)            319,397
                                                                     -----------------    ----------------
              Net cash provided by operating activities                     2,395,733           3,682,458

Cash flows from investing activities:
   Purchase of property and equipment                                      (2,980,342)           (623,145)
                                                                     -----------------    ----------------
              Net cash used in investing activities                        (2,980,342)           (623,145)

Cash flows from financing activities:
   Net change in notes payable                                               (744,000)          1,039,000
   Proceeds from issuance of common stock, net of
      issuance costs                                                                -           5,608,958
   Cash distributions to previously sole stockholder                                -          (6,150,000)
                                                                     -----------------    ----------------

              Net cash provided by (used in) financing activities            (744,000)            497,958
                                                                     -----------------    ----------------
Net increase (decrease) in cash and cash equivalents                       (1,328,609)          3,557,271

Cash and cash equivalents at beginning of period                            1,677,739             535,235
                                                                     -----------------    ----------------

Cash and cash equivalents at end of period                            $       349,130      $    4,092,506
                                                                     =================    ================

       See accompanying condensed notes to condensed financial statements.

                            OPTICAL CABLE CORPORATION
                CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED APRIL 30, 1997
                                   (Unaudited)



(1)      GENERAL

                The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1997. The unaudited condensed financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 1996.

         (a)   Pro Forma Net Income Per Share

               For the three months and six months ended April 30, 1996, pro forma net income per share was computed by dividing pro forma net income by the pro forma weighted average number of common shares outstanding during the period and by deeming to be outstanding the number of shares (1,800,000) the Company would have needed to issue at the initial public offering price per share ($2.50) to pay a $1 million cash distribution to the previously sole stockholder in December 1995 and a $3.5 million cash distribution to the previously sole stockholder out of the proceeds of the initial public offering.

         (b)    Net Income Per Share

               For the three months and six months ended April 30, 1997, net income per share was computed by dividing net income by the weighted average number of common shares outstanding during the period. The calculation of weighted average shares outstanding does not include the effect of common stock options since their impact on the weighted average shares outstanding is less than three percent.


(2)      INVENTORIES

                Inventories at April 30, 1997 and October 31, 1996 consist of the following:

                                      April 30,     October 31,
                                        1997           1996
                                     -----------   ------------

         Finished goods              $ 4,913,523   $ 2,465,659
         Work in process               1,715,982     3,104,339
         Raw materials                 3,577,226     4,645,843
         Production supplies              50,488        45,596
                                     -----------   ------------
                                     $10,257,219   $10,261,437
                                     ===========   ============

                                                                     (continued)

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


(4)      INCOME TAXES

                Through March 31, 1996, the Company was not subject to federal and state income taxes since it had elected to be taxed as an S Corporation. In connection with the closing of the Company's initial public offering, the Company terminated its status as an S Corporation effective March 31, 1996 and became subject to federal and state income taxes. Accordingly, the statements of income for the three months and six months ended April 30, 1996 include income taxes from April 1, 1996, and, for informational purposes, a pro forma adjustment for income taxes which would have been recorded if the Company had been subject to income taxes for the entire periods presented.


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

                                                            (continued)

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


(7)      FUTURE ACCOUNTING CONSIDERATIONS

                In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. SFAS No.128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

                Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

                SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS No. 128 requires restatement of all prior-period EPS data presented. It is not anticipated that SFAS No. 128 will have any material effect on current or prior period EPS data presented by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1997 AND 1996

Net Sales

Net sales consists of gross sales of products, less discounts, refunds and returns. Net sales increased 4.5 percent to $10.6 million in second quarter 1997 from $10.2 million for the same period in 1996. This increase was attributable to the Company's continued effort to reach a broader customer base throughout the United States and internationally with increased advertising, trade show attendance, and direct sales presence in more states. The increase in net sales for second quarter 1997 was lower than expected due to a slowdown in European business resulting in a decline in international sales of approximately 6 percent.

Gross Profit Margin

Cost of goods sold consists of the cost of materials, compensation costs and overhead related to the Company's manufacturing operations. The Company's gross profit margin (gross profit as a percentage of net sales) increased slightly to
40.3 percent in second quarter 1997 from 40.2 percent in second quarter 1996. During second quarter 1997, sales from orders $50,000 or more approximated 15 percent compared to 21 percent for second quarter 1996. Discounts on larger orders are generally greater than for sales from orders less than $50,000. In addition, during second quarter 1997, net sales to distributors approximated 73 percent versus 52 percent for the same period in 1996. Discounts on sales to distributors are generally greater than for sales to the Company's other customer bases.

Selling, General And Administrative Expenses

Selling, general and administrative expenses consist of the compensation costs (including sales commissions) for sales and marketing personnel, travel expenses, customer support expenses, trade show expenses, advertising, the compensation cost for administration, finance and general management personnel, as well as legal and accounting fees. Selling, general and administrative expenses as a percentage of net sales were 21.2 percent in second quarter 1997 compared to 19.4 percent in second quarter 1996. This higher percentage was due primarily to incurring approximately $174,000 of shareholder related expenses during second quarter 1997, such as printing and distribution costs for the annual report on Form 10-K and the proxy statement, and costs for the annual meeting of shareholders, compared to approximately $2,000 expensed in second quarter 1996.

Income Before Income Tax Expense

Income before income tax expense decreased 9.6 percent to $2.0 million for the three months ended April 30, 1997 compared to $2.3 million for the three months ended April 30, 1996. This was primarily due to increased selling, general and administrative expenses.

Income Taxes

Through March 31, 1996, the Company was not subject to federal and state income taxes since it had elected to be taxed as an S Corporation. In connection with the Company's initial public offering, the Company terminated its status as an S Corporation effective March 31, 1996 and became subject to federal and state income taxes. Accordingly, the statement of income for the three months ended April 30, 1997 includes income taxes, at an effective rate of 35.5 percent, and,


                                                                     (Continued)
the statement of income for the three months ended April 30, 1996 includes income taxes from April 1, 1996, and, for informational purposes, a pro forma adjustment for income taxes, at an effective tax rate of 38.4 percent, which would have been recorded if the Company had been subject to income taxes for the entire period presented. The lower effective tax rate in second quarter 1997 is due primarily to the benefit of the Company's foreign sales corporation.

Net Income

Net income for second quarter 1997 was $1.3 million compared to $2.1 million for second quarter 1996. Net income decreased due to the decrease in income before income tax expense and to income tax expense of $723,000 for second quarter 1997 compared to $184,000 for second quarter 1996 as a result of the Company's termination of its S Corporation status effective March 31, 1996.

Net income for second quarter 1997 decreased $75,000, or 5.4 percent from pro forma net income for second quarter 1996. This decrease resulted from the decrease in income before income tax expense of $216,000, offset by the $141,000 decrease in income tax expense in second quarter 1997 from pro forma income tax provision for the same period in 1996.


SIX MONTHS ENDED APRIL 30, 1997 AND 1996

Net Sales

Net sales consists of gross sales of products, less discounts, refunds and returns. Net sales increased 12.7 percent to $23.1 million for the six months ended April 30, 1997 from $20.5 million for the same period in 1996. This increase was attributable to the Company's continued effort to reach a broader customer base throughout the United States and internationally with increased advertising, trade show attendance, and direct sales presence in more states. This effort resulted in greater sales in all market segments and product types.

Gross Profit Margin

Cost of goods sold consists of the cost of materials, compensation costs and overhead related to the Company's manufacturing operations. The Company's gross profit margin (gross profit as a percentage of net sales) decreased to 41.7 percent for the six months ended April 30, 1997 from 42.9 percent for the six months ended April 30, 1996. This decrease was due to the Company's product mix sold and the ratio of net sales attributable to the Company's distributors during the period. During the six months ended April 30, 1997, sales from orders $50,000 or more approximated 21 percent compared to 18 percent for the six months ended April 30, 1996. Discounts on large orders are generally greater than for sales from orders less than $50,000. In addition, for the six months ended April 30, 1997, net sales to distributors approximated 62 percent versus 49 percent for the same period in 1996. Discounts on sales to distributors are generally greater than for sales to the Company's other customer base.

Selling, General And Administrative Expenses

Selling, general and administrative expenses consist of the compensation costs (including sales commissions) for sales and marketing personnel, travel expenses, customer support expenses, trade show expenses, advertising, the compensation cost for administration, finance and general management personnel, as well as legal and accounting fees. Selling, general and administrative expenses as a percentage of net sales were 19.0 percent for the six months ended April 30, 1997 compared to 19.1 percent for the six months ended April 30, 1996. This lower percentage was primarily the result of the fact that net sales for the six months ended April 30, 1997 increased at a


                                                                     (Continued)
faster rate than selling, general and administrative expenses compared to the six months ended April 30, 1996. The ratio of selling, general and administrative expenses as a percentage of net sales was also impacted due to incurring approximately $224,000 of shareholder related expenses during the six months ended April 30, 1997, such as printing and distribution costs for the annual report on Form 10-K and the proxy statement, and costs for the annual meeting of shareholders, compared to approximately $2,000 expensed for the six months ended April 30, 1996.

Income Before Income Tax Expense

Income before income tax expense increased 4.2 percent to $5.2 million for the six months ended April 30, 1997 compared to $5.0 million for the six months ended April 30, 1996. This was primarily due to increased sales volume.

Income Taxes

Through March 31, 1996, the Company was not subject to federal and state income taxes since it had elected to be taxed as an S Corporation. In connection with the Company's initial public offering, the Company terminated its status as an S Corporation effective March 31, 1996 and became subject to federal and state income taxes. Accordingly, the statement of income for the six months ended April 30, 1997 includes income taxes, at an effective tax rate of 35.2 percent, and the statement of income for the six months ended April 30, 1996 includes income taxes from April 1, 1996, and, for informational purposes, a pro forma adjustment for income taxes, at an effective tax rate of 38.4 percent, which would have been recorded if the Company had been subject to income taxes for the entire period presented. The lower effective tax rate for the six months ended April 30, 1997 is due primarily to the benefit of the Company's foreign sales corporation.

Net Income

Net income for the six months ended April 30, 1997 was $3.4 million compared to $4.8 million for the six months ended April 30, 1996. Despite an increase in income before income tax expense, net income decreased due to income tax expense of $1.8 million for the six months ended April 30, 1997 as a result of the Company's termination of its S Corporation status effective March 31, 1996.

Net income for the six months ended April 30, 1997 increased $296,000, or 9.6 percent over pro forma net income for the six months ended April 30, 1996. This increase resulted from the increase in income before income tax expense of $212,000, and by the $84,000 decrease in income tax expense for the six months ended April 30, 1997 from pro forma income tax provision for the same period in 1996.


FINANCIAL CONDITION

Total assets at April 30, 1997 were $31.0  million,  a decrease of $182,000,  or
0.6 percent over October 31, 1996. This decrease was primarily due to a decrease of $1.5 million in trade accounts receivable resulting from the decreased sales volume during the quarter as compared to fourth quarter 1996, and a $2.3 million increase in property and equipment, net, due to the Company's expansion of its headquarters facilities. The expansion was funded primarily through the $1.3 million decrease in cash and cash equivalents.

Total stockholders' equity at April 30, 1997 increased $3.4 million, or 14.4 percent from October 31, 1996 with net income retained accounting for the increase.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital needs have been to (i) fund working capital requirements, (ii) repay indebtedness, (iii) purchase property and equipment for expansion and (iv) fund distributions to its previously sole stockholder primarily to satisfy his tax liabilities resulting from


                                                                     (Continued)

S Corporation status. The Company's primary sources of financing have been cash from operations, bank borrowings and proceeds from the initial public offering of the Company's common stock. The Company believes that its cash flow from operations and available lines of credit will be adequate to fund its operations for at least the next twelve months.

On February 28, 1997, the Company and its bank executed a loan commitment letter, which renewed its $5 million secured revolving line of credit available for general corporate purposes and established a $10 million secured line of credit to fund potential acquisitions, mergers or joint ventures. The lines of credit are equally and ratably secured by the Company's accounts receivable, contract rights, inventory, furniture and fixture, machinery and equipment and general intangibles. The lines of credit will expire on February 28, 1998, unless renewed or extended. As of the date hereof, the Company has no additional material sources of financing.

Cash flows from operations were approximately $2.4 million and $3.7 million for the six months ended April 30, 1997 and 1996, respectively. For the six months ended April 30, 1997, cash flows from operations were primarily provided by operating income and a decrease in trade accounts receivable of $1.6 million, offset by a decrease in accounts payable and accrued expenses of $2.2 million and income taxes paid of $2.2 million. Cash flows from operations for the six months ended April 30, 1996 were primarily provided by operating income, offset by an increase in trade accounts receivable of $1.4 million and an increase in inventory of $689,000.

Net cash used in investing activities was for expenditures related to facilities and equipment and was $3.0 million and $623,000 for the six months ended April 30, 1997 and 1996, respectively. The Company's expansion of its headquarters facilities is complete, and as of April 30, 1997, there were no material commitments for additional capital expenditures.

Net cash provided by (used in) financing activities was $(744,000) and $498,000 for the six months ended April 30, 1997 and 1996, respectively. The net cash used in financing activities for the six months ended April 30, 1997 consisted of repayment of debt outstanding under the Company's line of credit of $744,000 compared to an increase of $1.0 million for the six months ended April 30, 1996. The net cash provided by financing activities for the six months ended April 30, 1996 also included net proceeds from the issuance of common stock of $5.6 million, offset by $6.2 million in cash distributions to the Company's previously sole stockholder for payment of his income taxes with respect to the taxable income of the Company prior to the termination of the Company's S Corporation status.

                           PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


            (a) Exhibits required by Item 601 of Regulation S-K for the six months ended April 30, 1997.

                  (27)  Financial Data Schedule.


            (b) Reports on Form 8-K filed during the three months ended April 30, 1997.

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                OPTICAL CABLE CORPORATION
                                      (Registrant)



Date:  June 11, 1997            /s/Robert Kopstein
                                --------------------------------------
                                Robert Kopstein
                                Chairman of the Board, President and
                                  Chief Executive Officer



Date:  June 11, 1997             /s/Kenneth W. Harber
                                 -------------------------------------
                                 Kenneth W. Harber
                                 Vice President of Finance, Treasurer
                                   and Secretary
                                 (principal financial and accounting officer)