Form 10-Q
period 1997-07-31
OPTICAL CABLE CORP
filed 1997-09-03
CIK 1000230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1997

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

(1) Yes    X   No                            (2) Yes     X   No
         -----    ------                               -----    ------

       As of August 26, 1997, 38,675,416 shares of the registrant's Common Stock, no par value, were outstanding. Of these outstanding shares, 36,000,000 shares were held by Robert Kopstein, Chairman of the Board, President and Chief Executive Officer of the registrant.

                           OPTICAL CABLE CORPORATION
                                FORM 10-Q INDEX
                        NINE MONTHS ENDED JULY 31, 1997


                                                                            PAGE

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Condensed Balance Sheets - July 31, 1997 and
                    October 31, 1996..........................................2

                  Condensed Statements of Income - Three Months
                    and Nine Months Ended July 31, 1997 and 1996..............3

                  Condensed Statement of Changes in Stockholders'
                    Equity - Nine Months Ended July 31, 1997..................4

                  Condensed Statements of Cash Flows - Nine Months
                    Ended July 31, 1997 and 1996..............................5

                  Condensed Notes to Condensed Financial Statements........6-10

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                    OPERATIONS AND FINANCIAL CONDITION....................11-14

PART II. OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            OPTICAL CABLE CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                                             JULY 31,      OCTOBER 31,
                         Assets                                               1997            1996
                                                                              -----           ----

Current assets:
     Cash and cash equivalents                                              $   335,554   $ 1,677,739
     Trade accounts receivable, net of allowance for doubtful accounts of
        $319,500 at July 31, 1997 and $300,000 at October 31, 1996           10,330,648     9,368,476
     Other receivables                                                          415,136       354,041
     Due from employees                                                           4,675         1,475
     Inventories                                                             12,131,240    10,261,437
     Prepaid expenses                                                           129,556        64,863
     Deferred income taxes                                                      168,349       155,304
                                                                            -----------   -----------
           Total current assets                                              23,515,158    21,883,335

Other assets, net                                                                55,243        67,996
Property and equipment, net                                                  11,464,498     9,175,871
                                                                            -----------   -----------

           Total assets                                                     $35,034,899   $31,127,202
                                                                            ===========   ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                                                          $   921,000   $ 1,103,000
     Accounts payable and accrued expenses                                    4,062,903     5,488,765
     Accrued compensation and payroll taxes                                     604,464       676,725
     Income taxes payable                                                       421,646       237,926
                                                                            -----------   -----------
           Total current liabilities                                          6,010,013     7,506,416

Deferred income taxes                                                            43,760        49,227
                                                                            -----------   -----------

           Total liabilities                                                  6,053,773     7,555,643
                                                                            -----------   -----------

Stockholders' equity:
     Preferred stock, no par value, authorized 1,000,000 shares; none
        issued and outstanding                                                       --            --
     Common stock; no par value, authorized 50,000,000 shares;
        issued and outstanding 38,675,416 shares                             18,594,116    18,594,116
     Retained earnings                                                       10,387,010     4,977,443
                                                                            -----------   -----------
           Total stockholders' equity                                        28,981,126    23,571,559

Commitments and contingencies
                                                                            -----------   -----------

           Total liabilities and stockholders' equity                       $35,034,899   $31,127,202
                                                                            ===========   ===========

     See accompanying condensed notes to condensed financial statements.

                            OPTICAL CABLE CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                THREE MONTHS ENDED             NINE MONTHS  ENDED
                                                                     JULY 31,                       JULY 31,
                                                          -----------------------------   ------------------------------
                                                              1997            1996            1997            1996
                                                              ----            ----            ----            ----
Net sales                                               $   14,285,834  $   10,862,064  $   37,422,716  $    31,388,496
Cost of goods sold                                           8,669,025       5,909,041      22,161,654       17,631,613
                                                          -------------   -------------   -------------   --------------
           Gross profit                                      5,616,809       4,953,023      15,261,062       13,756,883

Selling, general and administrative expenses                 2,516,972       2,005,442       6,914,034        5,917,361
                                                          -------------   -------------   -------------   --------------
           Income from operations                            3,099,837       2,947,581       8,347,028        7,839,522

Other income (expense):
      Interest income                                            4,313          37,626          13,382           67,076
      Interest expense                                          (1,078)         (1,622)        (12,176)          (5,115)
      Other, net                                                  (227)           (353)         (5,713)         108,971
                                                          -------------   -------------   -------------   --------------

           Other income (expense), net                           3,008          35,651         (4,507)          170,932
                                                          -------------   -------------   -------------   --------------
           Income before income tax expense                  3,102,845       2,983,232       8,342,521        8,010,454

Income tax expense                                           1,086,162       1,124,409       2,932,954        1,308,349
                                                          -------------   -------------   -------------   --------------

           Net income                                   $    2,016,683  $    1,858,823  $    5,409,567  $     6,702,105
                                                          =============   =============   =============   ==============

Pro forma income data:
      Net income before pro forma income tax
           provision, as reported                                                                       $     6,702,105
      Pro forma income tax provision                                                                          1,746,513
                                                                                                          --------------

           Pro forma net income                                                                         $     4,955,592
                                                                                                          ==============


Net income per share (pro forma for 1996)               $        0.052           0.046  $        0.140            0.127
                                                          =============   =============   =============   ==============

Weighted average shares outstanding
      (pro forma for 1996)                                  38,675,416      40,475,416      38,675,416       38,989,074
                                                          =============   =============   =============   ==============


       See accompanying condensed notes to condensed financial statements.

                            OPTICAL CABLE CORPORATION
             CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                     NINE MONTHS ENDED JULY 31, 1997
                                                   ---------------------------------------------------------------------
                                                            Common Stock                                    Total
                                                   --------------------------------       Retained       Stockholders'
                                                      Shares            Amount            Earnings           Equity
                                                      ------            ------            --------           ------
Balances at October 31, 1996                         38,675,416    $    18,594,116    $    4,977,443    $    23,571,559

Net income                                                    -                  -         5,409,567          5,409,567
                                                   -------------     --------------     -------------     --------------

Balances at July 31, 1997                            38,675,416    $    18,594,116    $   10,387,010    $    28,981,126
                                                   =============     ==============     =============     ==============


       See accompanying condensed notes to condensed financial statements.

                            OPTICAL CABLE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                 NINE MONTHS ENDED
                                                                                                       JULY 31,
                                                                                          ------------------------------
                                                                                              1997            1996
                                                                                              ----            ----
Cash flows from operating activities:
      Net income                                                                          $  5,409,567    $  6,702,105
      Adjustments to reconcile net income to net cash provided by operating activities:
                Depreciation and amortization                                                  532,200         361,525
                Bad debt expense                                                                 4,868          41,431
                Deferred income taxes                                                          (18,512)       (135,457)
                (Increase) decrease in:
                    Trade accounts receivable                                                 (967,040)     (1,932,690)
                    Other receivables                                                          (61,095)       (100,370)
                    Due from employees                                                          (3,200)          2,350
                    Inventories                                                             (1,869,803)     (2,319,053)
                    Prepaid expenses                                                           (64,693)           (684)
                    Other assets                                                                     -         201,237
                Increase (decrease) in:
                    Accounts payable and accrued expenses                                     (806,478)       (341,153)
                    Accrued compensation and payroll taxes                                     (72,261)        (94,905)
                    Income taxes payable                                                       183,720         828,806
                                                                                          --------------  --------------
                         Net cash provided by operating activities                           2,267,273       3,213,142

Cash flows from investing activities:
      Purchase of property and equipment                                                    (3,427,458)       (871,994)
                                                                                          --------------  --------------
                         Net cash used in investing activities                              (3,427,458)       (871,994)

Cash flows from financing activities:
      Net change in notes payable                                                             (182,000)        806,000
      Proceeds from issuance of common stock, net of issuance costs                                  -       5,549,214
      Cash distributions to previously sole stockholder                                              -      (6,150,000)
                                                                                          --------------  --------------

                         Net cash provided by (used in) financing activities                  (182,000)        205,214
                                                                                          --------------  --------------
Net increase (decrease) in cash and cash equivalents                                        (1,342,185)      2,546,362

Cash and cash equivalents at beginning of period                                             1,677,739         535,235
                                                                                          --------------  --------------

Cash and cash equivalents at end of period                                                $    335,554    $  3,081,597
                                                                                          ==============  ==============


      See accompanying condensed notes to condensed financial statements.

                            OPTICAL CABLE CORPORATION
                CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS
                         NINE MONTHS ENDED JULY 31, 1997
                                   (Unaudited)

(1)      GENERAL

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1997. The unaudited condensed financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 1996.

         (a)    Pro Forma Net Income Per Share

                For the three months and nine moths ended July 31, 1996, pro forma net income per share was computed by dividing pro forma net income by the pro forma weighted average number of common shares outstanding during the period and by deeming to be outstanding the number of shares (1,800,000) the Company would have needed to issue at the initial public offering price per share ($2.50) to pay a $1 million cash distribution to the previously sole stockholder in December 1995 and a $3.5 million cash distribution to the previously sole stockholder out of the proceeds of the initial public offering.

         (b)    Net Income Per Share

                For the three months and nine months ended July 31, 1997, net income per share was computed by dividing net income by the weighted average number of common shares outstanding during the period. The calculation of weighted average shares outstanding does not include the effect of common stock options since their impact on the weighted average shares outstanding is less than three percent.


(2)      INVENTORIES

         Inventories at July 31, 1997 and October 31, 1996 consist of the following:


                                               July 31,             October 31,
                                                 1997                   1996
                                                 ----                   ----

         Finished goods                        $ 3,955,240          $ 2,465,659
         Work in process                         2,680,583            3,104,339
         Raw materials                           5,441,145            4,645,843
         Production supplies                        54,272               45,596
                                               -----------           ----------
                                               $12,131,240          $10,261,437
                                               ===========           ==========


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


(4)      INCOME TAXES

         Through March 31, 1996, the Company was not subject to federal and state income taxes since it had elected to be taxed as an S Corporation. In connection with the closing of the Company's initial public offering, the Company terminated its status as an S Corporation effective March 31, 1996 and became subject to federal and state income taxes. Accordingly, the statement of income for the nine months ended July 31, 1996 includes income taxes from April 1, 1996, and, for informational purposes, a pro forma adjustment for income taxes which would have been recorded if the Company had been subject to income taxes for the entire period presented.


(5)      IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

         The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on November 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

(6)      STOCK OPTION PLAN

         Prior to November 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On November 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant.

                                                                     (Continued)

                            OPTICAL CABLE CORPORATION
                CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

(6)      (CONTINUED)

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

         Stock option activity during the nine months ended July 31, 1997 is as follows:

                                             Number of        Weighted-Average
                                              Shares           Exercise Price
                                              ------           --------------

        Balance at October 31, 1996           442,000              $  2.50
        Granted                               254,000                11.125
        Forfeited                             (10,000)                2.50
                                             ---------
        Balance at July 31, 1997              686,000              $  5.69
                                             =========

         At July 31, 1997, there were 3,314,000 additional shares available for grant under the Plan.

         The options vest 25 percent after two years, 50 percent after three years, 75 percent after four years and 100 percent after five years.


(7)      FUTURE ACCOUNTING CONSIDERATIONS

         SFAS No. 128
         ------------

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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

                                                                     (Continued)

                            OPTICAL CABLE CORPORATION
                CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

(7)      (CONTINUED)

         SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS No. 128 requires restatement of all prior-period EPS data presented. It is not anticipated that SFAS No. 128 will have any material effect on current or prior period EPS data presented by the Company.

         SFAS No. 130
         ------------

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 was issued to address concerns over the practice of reporting elements of comprehensive income directly in equity.

         This Statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

         SFAS No. 130 is applicable to all entities that provide a full set of financial statements. Enterprises that have no items of other comprehensive income in any period presented are excluded from the scope of this Statement.

         SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of this Statement. It is not anticipated that SFAS No. 130 will have any material effect on current or prior period financial statement displays presented by the Company.

         SFAS No. 131
         ------------

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.


                                                                     (Continued)

                            OPTICAL CABLE CORPORATION
                CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

(7)      (CONTINUED)

         SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated, unless it is impracticable to do so. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application. It is not anticipated that SFAS No. 131 will have any material effect on current or prior period segment disclosures presented by the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1997 AND 1996

Net Sales

Net sales consists of gross sales of products, less discounts, refunds and returns. Net sales increased 31.5 percent to $14.3 million in third quarter 1997 from $10.9 million for the same period in 1996. This increase was attributable to the Company's continued effort to reach a broader customer base throughout the United States and internationally with increased advertising, trade show attendance, and direct sales presence in more states.

Gross Profit Margin

Cost of goods sold consists of the cost of materials, compensation costs and overhead related to the Company's manufacturing operations. The Company's gross profit margin (gross profit as a percentage of net sales) decreased to 39.3 percent in third quarter 1997 from 45.6 percent in third quarter 1996. During third quarter 1997, sales from orders $50,000 or more approximated 21 percent compared to 17 percent for third quarter 1996. Discounts on larger orders are generally greater than for sales from orders less than $50,000. In addition, during third quarter 1997, net sales to distributors approximated 51 percent versus 49 percent for the same period in 1996. Discounts on sales to distributors are generally greater than for sales to the Company's other customer bases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the compensation costs (including sales commissions) for sales and marketing personnel, travel expenses, customer support expenses, trade show expenses, advertising, the compensation cost for administration, finance and general management personnel, as well as legal and accounting fees. Selling, general and administrative expenses as a percentage of net sales were 18.6 percent in third quarter 1997 compared to 18.5 percent in third quarter 1996. The lower percentage was primarily the result of the fact that net sales for third quarter 1997 increased at a faster rate than selling, general and administrative expenses compared to third quarter 1996.

Income Before Income Tax Expense

Income before income tax expense increased 4.0 percent to $3.1 million for the three months ended July 31, 1997 compared to $3.0 million for the three months ended July 31, 1996. This was primarily due to increased sales volume offset by the decrease in gross profit margin.

Income Taxes

The statement of income for the three months ended July 31, 1997 includes income taxes, at an effective rate of 35.0 percent, and, the statement of income for the three months ended July 31, 1996 includes income taxes, at an effective tax rate of 37.7 percent. The lower effective tax rate in third quarter 1997 is due primarily to the benefit of the Company's foreign sales corporation.

Net Income

Net income for third quarter 1997 was $2.0 million compared to $1.9 million for third quarter 1996. Net income increased due to the increase in income before income tax expense and to the decrease in the effective tax rate.


                                                                     (Continued)

NINE MONTHS ENDED JULY 31, 1997 AND 1996

Net Sales

Net sales consists of gross sales of products, less discounts, refunds and returns. Net sales increased 19.2 percent to $37.4 million for the nine months ended July 31, 1997 from $31.4 million for the same period in 1996. This increase was attributable to the Company's continued effort to reach a broader customer base throughout the United States and internationally with increased advertising, trade show attendance, and direct sales presence in more states. This effort resulted in greater sales in all market segments and product types.

Gross Profit Margin

Cost of goods sold consists of the cost of materials, compensation costs and overhead related to the Company's manufacturing operations. The Company's gross profit margin (gross profit as a percentage of net sales) decreased to 40.8 percent for the nine months ended July 31, 1997 from 43.8 percent for the nine months ended July 31, 1996. This decrease was due to the Company's product mix sold and the ratio of net sales attributable to the Company's distributors during the period. During the nine months ended July 31, 1997, sales from orders $50,000 or more approximated 21 percent compared to 18 percent for the nine months ended July 31, 1996. Discounts on large orders are generally greater than for sales from orders less than $50,000. In addition, for the nine months ended July 31, 1997, net sales to distributors approximated 57 percent versus 47 percent for the same period in 1996. Discounts on sales to distributors are generally greater than for sales to the Company's other customer base.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the compensation costs (including sales commissions) for sales and marketing personnel, travel expenses, customer support expenses, trade show expenses, advertising, the compensation cost for administration, finance and general management personnel, as well as legal and accounting fees. Selling, general and administrative expenses as a percentage of net sales were 18.5 percent for the nine months ended July 31, 1997 compared to 18.9 percent for the nine months ended July 31, 1996. This lower percentage was primarily the result of the fact that net sales for the nine months ended July 31, 1997 increased at a faster rate than selling, general and administrative expenses compared to the nine months ended July 31, 1996. The ratio of selling, general and administrative expenses as a percentage of net sales was also impacted due to incurring approximately $288,000 of shareholder related expenses during the nine months ended July 31, 1997, such as printing and distribution costs for the annual report on Form 10-K and the proxy statement, and costs for the annual meeting of shareholders, compared to approximately $65,000 expensed for the nine months ended July 31, 1996.

Income Before Income Tax Expense

Income before income tax expense increased 4.1 percent to $8.3 million for the nine months ended July 31, 1997 compared to $8.0 million for the nine months ended July 31, 1996. This was primarily due to increased sales volume offset by the decrease in gross profit margin.

                                                                     (Continued)

Income Taxes

Through March 31, 1996, the Company was not subject to federal and state income taxes since it had elected to be taxed as an S Corporation. In connection with the Company's initial public offering, the Company terminated its status as an S Corporation effective March 31, 1996 and became subject to federal and state income taxes. Accordingly, the statement of income for the nine months ended July 31, 1997 includes income taxes, at an effective tax rate of 35.2 percent, and the statement of income for the nine months ended July 31, 1996 includes income taxes from April 1, 1996, and, for informational purposes, a pro forma adjustment for income taxes, at an effective tax rate of 38.1 percent, which would have been recorded if the Company had been subject to income taxes for the entire period presented. The lower effective tax rate for the nine months ended July 31, 1997 is due primarily to the benefit of the Company's foreign sales corporation.

Net Income

Net income for the nine months ended July 31, 1997 was $5.4 million compared to $6.7 million for the nine months ended July 31, 1996. Despite an increase in income before income tax expense, net income decreased due to income tax expense of $2.9 million for the nine months ended July 31, 1997 compared to $1.3 million for the same period in 1996 as a result of the Company's termination of its S Corporation status effective March 31, 1996.

Net income for the nine months ended July 31, 1997 increased $454,000, or 9.2 percent over pro forma net income for the nine months ended July 31, 1996. This increase resulted from the increase in income before income tax expense of $332,000, and by the $122,000 decrease in income tax expense for the nine months ended July 31, 1997 from pro forma income tax provision for the same period in 1996.


FINANCIAL CONDITION

Total assets at July 31, 1997 were $35.0 million, an increase of $3.9 million, or 12.6 percent over October 31, 1996. This increase was primarily due to an increase of $962,000 in trade accounts receivable resulting from the increased sales volume during the quarter as compared to fourth quarter 1996, an increase of $1.9 million in inventories, and a $2.3 million increase in property and equipment, net, due to the Company's expansion of its headquarters facilities. The expansion was funded primarily through the $1.3 million decrease in cash and cash equivalents.

Total stockholders' equity at July 31, 1997 increased $5.4 million, or 22.9 percent from October 31, 1996 with net income retained accounting for the increase.

                                                                     (Continued)

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

Cash flows from operations were approximately $2.3 million and $3.2 million for the nine months ended July 31, 1997 and 1996, respectively. For the nine months ended July 31, 1997, cash flows from operations were primarily provided by operating income, offset by an increase in trade accounts receivable of $967,000, an increase in inventory of $1.9 million, a decrease in accounts payable and accrued expenses of $806,000 and income taxes paid of $2.8 million. Cash flows from operations for the nine months ended July 31, 1996 were primarily provided by operating income, offset by an increase in trade accounts receivable of $1.9 million, an increase in inventory of $2.3 million and income taxes paid of $615,000.

Net cash used in investing activities was for expenditures related to facilities and equipment and was $3.4 million and $872,000 for the nine months ended July 31, 1997 and 1996, respectively. The Company's expansion of its headquarters facilities is complete, and as of July 31, 1997, there were no material commitments for additional capital expenditures.

Net cash provided by (used in) financing activities was $(182,000) and $205,000 for the nine months ended July 31, 1997 and 1996, respectively. The net cash used in financing activities for the nine months ended July 31, 1997 consisted of repayment of debt outstanding under the Company's line of credit of $182,000 compared to an increase of $806,000 for the nine months ended July 31, 1996. The net cash provided by financing activities for the nine months ended July 31, 1996 also included net proceeds from the issuance of common stock of $5.6 million, offset by $6.2 million in cash distributions to the Company's previously sole stockholder for payment of his income taxes with respect to the taxable income of the Company prior to the termination of the Company's S Corporation status.

                           PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits required by Item 601 of Regulation S-K for the nine months ended July 31, 1997.

                    (27)  Financial Data Schedule.


            (b) Reports on Form 8-K filed during the three months ended July 31, 1997.

                    None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        OPTICAL CABLE CORPORATION
                                              (Registrant)



Date:  August 26, 1997                  /s/Robert Kopstein
                                        ----------------------------------------
                                        Robert Kopstein
                                        Chairman of the Board, President and
                                          Chief Executive Officer



Date:  August 26, 1997                  /s/Kenneth W. Harber
                                        ----------------------------------------
                                        Kenneth W. Harber
                                        Vice President of Finance, Treasurer
                                          and Secretary
                                        (principal  financial and  accounting
                                         officer)