Form 10-K
period 1997-10-31
OPTICAL CABLE CORP
filed 1998-01-29
CIK 1000230

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from      to


                         COMMISSION FILE NUMBER 0-27022

                           OPTICAL CABLE CORPORATION
             (Exact name of registrant as specified in it charter)

       Virginia                            54-1237042
(State of incorporation)                   (I.R.S. Employer Identification No.)


          5290 Concourse Drive             (540) 265-0690
        Roanoke, Virginia 24019            (Telephone Number)
(Address of principal executive offices)


Securities registered pursuant to Section 12(b) of the Act:

                                     None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, no par value


     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ]

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of shares of common stock held by non-affiliated at January 15, 1998 was $24,444,504.


     As of January 15, 1998, 38,559,288 shares of the Registrant's Common Stock were outstanding.


                      DOCUMENT INCORPORATED BY REFERENCE

Portions of Optical Cable Corporation's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

================================================================================

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

   Develop High Performance Products and Offer a Broad Product Line

     The Company believes that serving both the premium performance and the price competitive parts of the moderate distance market best utilizes its development and manufacturing capabilities. The Company's Ultra-FoxTM product line provides optical fiber products that are competitively priced, with features that the Company believes are superior to its competitors' offerings. The Ultra-FoxTM plus product line shares many of the materials and features with the Company's military tactical cable products and is marketed to customers who want the most reliable installations for their critical communication or control processes. Since March 1994, the Company's quality management system has been certified to the internationally recognized ISO 9001 quality standard.


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


   Expand Distribution and Marketing Presence

     The Company intends to increase its sales and marketing activities both domestically and internationally. The Company distributes its products through independent distributors to supplement the Company's existing distribution channels and to provide the Company with access to a greater number of potential customers in the United States. Revenues from international sales were approximately 24%, 25% and 27% in fiscal 1995, 1996 and 1997, respectively. The Company intends to hire more sales personnel to manage and expand its international distribution network. However, there can be no assurance that the Company will have the financial resources required to increase its sales and marketing activities domestically or internationally, or to hire additional sales personnel.

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

     The Company has pioneered a pressure-extrusion technique for applying a cable jacket directly over the fiber optic cable core elements, resulting in high cable tensile strength and lateral stress resistance. Such Core-LockedTM jackets allow the cable to operate as a single mechanical unit, maximizing resistance to tears during installation pulls through narrow spaces. The Company's product line is deliberately diverse and flexible, in keeping with the evolving application needs within the moderate distance market. Most of the Company's cable designs are available in both the Ultra-FoxTM Plus premium product and the Ultra-FoxTM highly featured but cost competitive commercial product.






                     [THE REMAINDER OF THIS PAGE IS BLANK]

        PRODUCT TYPE                     FEATURES/DESCRIPTION                         APPLICATIONS
-----------------------------   ---------------------------------------   -------------------------------------
A-Series Simplex and Duplex     o simplex (one optical fiber) and         o short "patch cord" cables
 "Assembly" Cables                duplex (two optical fibers) cables      o links between electronic
                                o tight-buffered coating on each            equipment and main fiber optic
                                  optical fiber                             cable
                                o aramid yarn strength members            o routing connections in patching
                                o thermoplastic outer jacket                systems
                                o flame retardant                         o indoor use

B-Series "Breakout" Cables      o 2 to 156 optical fibers                 o direct termination with connectors
                                o tight-buffered coating on each            on each optical fiber
                                  optical fiber                           o short and moderate distance links
                                o elastomeric jacket encases each           between buildings or within a
                                  optical fiber and surrounding ara-        building, where multiple termina-
                                  mid yarn strength members (simi-          tion points are needed
                                  lar to an A-Series simplex cable)       o installations where ease of termi-
                                o Core-LockedTM outer jacket                nation and termination cost are
                                o rugged                                    important factors
                                o flame retardant                         o indoor and outdoor use
                                o moisture and fungus resistant

D-Series "Distribution"         o 2 to 156 optical fibers                 o longer distance runs where size
 Cables                         o tight-buffered coating on each            and cable cost are more significant
                                  optical fiber                           o can be armored for additional pro-
                                o Core-LockedTM outer jacket                tection in buried and overhead in-
                                  encases the optical fibers and            stallations
                                  aramid yarn strength members            o indoor and outdoor use
                                o smaller, lighter and less expensive
                                  than the B-Series cable
                                o high strength to weight ratio
                                o compact size
                                o rugged
                                o flame retardant
                                o moisture and fungus resistant

G-Series "Subgrouping"          o up to 864 optical fibers in various     o high fiber count systems
 Cables                           subgroup sizes                          o subgroups needed to facilitate
                                o multi-fiber subcables, each similar       organization of large numbers of
                                   to a D-Series cable                      optical fibers
                                o Core-LockedTM outer jacket              o subcables routed to different
                                  surrounds subcables                       locations
                                o high density "micro" construction       o installations requiring several
                                o rugged                                    different optical fiber types
                                o flame retardant                         o indoor and outdoor use
                                o moisture and fungus resistant

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

     B-Series "Breakout" Cables. The B-Series cables consist of a number of subcables, each consisting of a single optical fiber and aramid yarn strength members similar to an A-Series simplex cable. These subcables are tight-bound in a pressure-extruded, high performance Core-LockedTM PVC outer jacket to form the finished multi-fiber cable. Like the A-Series cables, the subcables are intended to be terminated directly with connectors. This direct termination feature makes this cable type particularly suited for shorter distance installations, where there are many terminations and termination costs are more significant. The materials and construction of the cable permit its use both indoors and outdoors. These features make the cable cost effective for use in campus and industrial complex installations, between and within buildings.

     D-Series "Distribution" Cables. The Company's D-Series cables are made with the same tight-buffered optical fiber and high performance Core-LockedTM PVC outer jacket as the B-Series cable. Unlike the B-Series cable, however, each tight-buffered optical fiber in a D-Series cable is not covered with a separate subcable jacket. D-Series cable is intended for longer distance applications, where termination considerations are less important and often traded off for size, weight and cost. The tightbuffered optical fiber and Core-LockedTM PVC outer jacket make D-Series cables rugged and survivable, with a small, lightweight configuration. The high strength to weight ratio of these cables makes them well suited for installations where long lengths of cables must be pulled through duct systems. D-Series cable is used in relatively longer length segments of installations.

     G-Series "Subgrouping" Cables. This cable design combines a number of multi-fiber subcables, each similar to a D-Series cable. Each multi-fiber subcable is tight-bound with an elastomeric jacket, providing excellent mechanical and environmental performance. These subcables are contained in a pressure extruded, high performance Core-LockedTM PVC outer jacket to form the finished cable. This design permits the construction of very high fiber count cables. These cables may be used where groups of optical fibers are routed to different locations. The Company has fabricated a developmental sub-group cable containing over 1,000 fibers intended for high density, moderate length routes such as urban telephone distribution systems.

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

     Furthermore, the Company believes that it has a reputation for product excellence based on its success with large projects for end users such as Chrysler Corporation, 3M, Virginia Polytechnic Institute and State University, Bankers Trust and Salomon Brothers Inc, and for integrators such as Ameritech Information Systems and US WEST. The Company had no single customer that accounted for more than 5% of its net sales in fiscal 1995, 1996 or 1997. However, in fiscal 1997, 22% of net sales was attributable to two major domestic distributors, and in fiscal 1996, 12% of net sales was attributable to one major domestic distributor. Most of the Company's revenue in each quarter results from orders received in that quarter. Accordingly, the Company does not believe that its backlog at any particular point in time is indicative of future sales. The Company believes that its customer base is diverse, crossing over many markets and regions worldwide and believes that it is important to maintain that diversity to avoid dependence on any particular segment of the economy or area of the world.


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

     Since March 1994, the Company's quality management system has been certified to the internationally recognized ISO 9001 quality standard. ISO 9000 is a series of standards agreed to by the International Organization for Standardization (ISO). ISO 9001 is the highest level of accreditation and includes an assessment of 20 elements covering various aspects of design development, procurement, production, installation and servicing. The Company's certification was obtained through an audit by a qualified international certifying agency. In order to maintain its certification, the Company must continue to comply with the standards.


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


COMPETITION

     The market for fiber optic cable, including the moderate distance market in which the Company's products are concentrated, is highly competitive. Siecor Corp. (a joint venture of Siemens AG and Coming) and Lucent Technologies are the leading manufacturers of fiber optic cable for both the long distance telephone market and the moderate distance market. Although both manufacture gel-filled, loose tube cables, a significant portion of Lucent Technologies and Siecor Corp.'s fiber optic cable sales are tight-buffered fiber optic cable products in the moderate distance market. Also, Coming and Lucent Technologies are principal suppliers of optical fiber worldwide. The Company's competitors, including Siecor Corp. and Lucent Technologies, are more established, having a large business base in the long distance telephone, gel-filled, loose tube cable market. Those companies can benefit from greater market recognition and have greater financial, research and development, production and marketing resources than the Company.

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

     The Company believes that it competes successfully against its competitors on the basis of breadth of product features, quality, ability to meet delivery schedules, technical support and service, breadth of distribution channels and price. Maintaining such competitive advantages will require continued investment by the Company in product development, sales and marketing. There can be no assurance that the Company will have sufficient resources to make such investments or that the Company will be able to make the technological advances necessary to maintain its competitive position. An increase in compe-tition could have a material adverse effect on the Company's business and operating results because of price reductions and loss of market share. Competition could increase if new companies enter the market or if existing competitors expand their product lines.


EMPLOYEES

     As of October 31, 1997, the Company employed a total of 145 persons, including 55 in sales, marketing and customer service, 12 in engineering, product development and quality control, 68 in manufacturing, and 10 in finance and administration. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppage and believes its employee relations are excellent. The Company has a monthly bonus plan for all employees along with an end of year profit sharing plan.


ITEM 2. PROPERTIES

     The Company's principal administration, marketing, manufacturing, and product development facilities are located in a 148,000 square foot building located adjacent to the Roanoke, Virginia airport and major trucking company facilitates. These facilities were expanded from 74,000 to 148,000 square feet through construction which was completed in January 1997 on land purchased by the Company in 1994 adjacent to the Company's existing facility. The Company believes that its production equipment is presently operating at approximately 50% of its capacity.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no issues or matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 1997.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "OCCF" and began trading on April 2, 1996. The following table sets forth for the fiscal periods indicated the high and low sales prices of the Common Stock, as reported on the Nasdaq National Market, during the two most recent fiscal years.






                FISCAL YEAR ENDED OCTOBER 31, 1997                     HIGH      LOW
                ----------------------------------                   -------   ------
       First Quarter (November 1, 1996 to January 31, 1997)  ......   14 3/4     10 3/8
       Second Quarter (February 1 to April 30, 1997)   ............   17 3/4      9 7/8
       Third Quarter (May 1 to July 31, 1997) .....................   13 1/8      7 1/8
       Fourth Quarter (August 1 to October 31, 1997)   ............   16 1/4      7 7/8


              FISCAL YEAR ENDED OCTOBER 31, 1996
              ------------------------------------
       Second Quarter (April 2 to April 30, 1996)(1)   ............    4 5/8      2 3/8
       Third Quarter (May 1 to July 31, 1996)(1) ..................   34          4 1/4
       Fourth Quarter (August 1 to October 31, 1996)   ............   20          8 1/4

----------
(1) The Company's stock split 2 for 1 on May 31, 1996 and 2 for 1 on June 21, 1996. All per share amounts reported have need adjusted to give retroactive effect to these stock splits.


     As of January 15, 1998, there were an estimated 5,500 holders of record of the Common Stock.


     The Company has not paid or declared any cash dividends on its common stock since the completion of the initial public offering in April 1996. While there are no restrictions on the payment of dividends, the Company does not anticipate the payment of any cash dividends on its common stock for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA


                           OPTICAL CABLE CORPORATION
                            SELECTED FINANCIAL DATA





                                                                            YEARS ENDED OCTOBER 31,
                                                     ---------------------------------------------------------------------
                                                       1997          1996         1995           1994           1993
                                                     -----------   ----------   ------------   ------------   ------------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Net sales  .......................................    $52,189       $ 45,152     $ 36,360       $ 26,217       $ 24,980
Cost of goods sold  ..............................     30,613         24,907       20,121         14,138         13,036
                                                      -------       --------     --------       --------       --------
   Gross profit  .................................     21,576         20,245       16,239         12,079         11,944
Total operating expenses  ........................      9,572          8,416        7,660          7,967          7,724
                                                      -------       --------     --------       --------       --------
   Income from operations ........................     12,004         11,829        8,579          4,112          4,220
Other income (expense), net  .....................        (47)           198         (379)          (614)          (870)
                                                      -------       --------     --------       --------       --------
   Income before income tax expense and extraordi-
    nary item ....................................     11,957         12,027        8,200          3,498          3,350
Income tax expense (1) ...........................      4,150          2,806           --             --             --
                                                      -------       --------     --------       --------       --------
   Income before extraordinary item   ............      7,807          9,221        8,200          3,498          3,350
Extraordinary item  ..............................         --             --           --           (149)            --
                                                      -------       --------     --------       --------       --------
   Net income ....................................    $ 7,807       $  9,221     $  8,200       $  3,349       $  3,350
                                                      =======       ========     ========       ========       ========
Pro forma Income Data (1):
   Net income before pro forma income tax provi-
    sion, as reported.............................                  $  9,221
   Pro forma income tax provision  ...............                     1,747
                                                                    --------
   Pro forma net income   ........................                  $  7,474
                                                                    ========
Net income per share (pro forma for 1996)   ......    $ 0.202       $  0.190
                                                      =======       ========
Weighted average shares outstanding (pro forma for
 1996)  ..........................................     38,675         39,361
                                                      =======       ========
BALANCE SHEET DATA:
Working capital  .................................    $19,912       $ 14,377     $  9,076       $ 10,140       $  6,322
Total assets  ....................................     35,214         31,127       18,819         19,056         16,465
Long-term debt, less current maturities  .........         --             --           --          8,000          2,000
Total stockholders' equity   .....................     31,379         23,572       14,952          7,832          7,161

----------
(1) Through March 31, 1996, the Company was not subject to federal and state income taxes since it had elected, under provisions of the Internal Revenue Code, to be taxed as an S Corporation. In connection with the closing of the Company's initial public offering (see note 11 to financial statements), the Company terminated its status as an S Corporation effective March 31, 1996 and became subject to federal and state income taxes. Accordingly, the statement of income data for the year ended October 31, 1996 includes income taxes from April 1, 1996, and for informational purposes, the statement of income data for the year ended October 31, 1996 includes a pro forma adjustment for income taxes which would have been recorded if the Company had been subject to income taxes for the entire fiscal year presented.

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


RESULTS OF OPERATIONS

   Net Sales

     Net sales consists of gross sales of products, less discounts, refunds and returns. Net sales increased 15.6 percent to $52.2 million in fiscal 1997 from $45.2 million for fiscal 1996. This increase was attributable to the Company's continued effort to reach a broader customer base throughout the United States and internationally with increased advertising, trade show attendance, and direct sales presence in more states. This effort resulted in greater sales in all market segments and product types.

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

     The Company's base business is projected to grow rapidly with increasing market share potential. Many new markets are expected to emerge as fiber optic sensors are developed for production plant automation, smart highways and security applications, along with a host of other specialty markets. Most electronic communication devices produced by the vast number of global suppliers are expected to rely more heavily on fiber optic communications to achieve their performance goals. Management believes the Company's unique technological background and specialty market expertise should lend itself well to capture an increasing share of this global market along with expected earnings growth. Optical Cable Corporation also intends to make inroads into various other markets such as single-mode telecommunications and cable television.


    Gross Profit Margin

     Cost of goods sold consists of the cost of materials, compensation costs and overhead related to the Company's manufacturing operations. The Company's gross profit margin (gross profit as a percentage of net sales) decreased to
41.3 percent in fiscal 1997 from 44.8 percent in fiscal 1996. This decrease was due to increased fiber prices, the Company's product mix sold, the ratio of large orders and the ratio of net sales attributable to the Company's distributors during the year. During fiscal 1997, sales from orders $50,000 or more approximated 20 percent of net sales compared to 19 percent for fiscal 1996. Discounts on large orders are generally greater than for sales from orders less than $50,000. In addition, for fiscal 1997, net sales to distributors approximated 51 percent of net sales versus 49 percent for fiscal 1996. Discounts on sales to distributors are generally greater than for sales to the Company's other customer base.

     The Company's gross profit margin increased slightly to 44.8 percent in fiscal 1996 from 44.7 percent in fiscal 1995.

   Selling, General and Administrative Expenses

     Selling, general and administrative expenses consist of the compensation costs (including sales commissions) for sales and marketing personnel, travel expenses, customer support expenses, trade show expenses, advertising, the compensation cost for administration, finance and general management personnel, as well as legal and accounting fees. Selling, general and administrative expenses as a percentage of net sales were 18.3 percent in fiscal 1997 compared to 18.6 percent in fiscal 1996. This lower percentage was primarily the result of the fact that net sales for fiscal 1997 increased at a faster rate than selling, general and administrative expenses compared to fiscal 1996. The ratio of selling, general and administrative expenses as a percentage of net sales was also impacted due to incurring approximately $350,000 of shareholder related expenses during fiscal 1997, such as printing and distribution costs for the annual report and the proxy statement, and costs for the annual meeting of shareholders, compared to approximately $141,000 of similar expenses in fiscal 1996.

     Selling, general and administrative expenses as a percentage of net sales were 18.6 percent in fiscal 1996 compared to 21.1 percent in fiscal 1995. This lower percentage was primarily the result of the fact that net sales for fiscal 1996 increased at a faster rate than selling, general and administrative expenses compared to fiscal 1995.

   Interest Expense

     The $369,000 reduction in interest expense in fiscal 1996 compared to fiscal 1995 is due to the Company generating adequate amounts of cash from operations to meet its cash needs thereby requiring limited use of its revolving line of credit during fiscal 1997 and 1996.

   Income Before Income Tax Expense

     Income before income tax expense of $12 million in fiscal 1997 decreased $70,000 compared to fiscal 1996. This slight decrease was primarily due to increased sales volume offset by the decrease in gross profit margin.

     Income before income tax expense increased 46.7 percent to $12 million for fiscal 1996 from $8.2 million for fiscal 1995. This increase was primarily due to increased sales volume and a reduction in interest expense.

   Income Taxes

     Through March 31, 1996, the Company was not subject to federal and state income taxes since it had elected to be taxed as an S Corporation. In connection with the Company's initial public offering (see note 11 to financial statements), the Company terminated its status as an S Corporation effective March 31, 1996 and became subject to federal and state income taxes. The statement of income for the year ended October 31, 1997 includes income taxes, at an effective tax rate of 34.7 percent, and the statement of income for the year ended October 31, 1996 includes income taxes from April 1, 1996, and, for informational purposes, a pro forma adjustment for income taxes, at an effective tax rate of 37.9 percent, which would have been recorded if the Company had been subject to income taxes for the entire period presented. The lower effective tax rate for fiscal 1997 is due primarily to the benefit of the Company's foreign sales corporation.

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

   Net Income

     Net income for fiscal 1997 was $7.8 million compared to $9.2 million for fiscal 1996. Net income decreased $1.4 million due primarily to income tax expense of $4.1 million for fiscal 1997 compared to $2.8 million for fiscal 1996 as a result of the Company's termination of its S Corporation status effective

March 31, 1996. Net income for fiscal 1997 increased $333,000, or 4.5 percent over pro forma net income for fiscal 1996. This increase resulted primarily from the decrease in income before income tax expense of $70,000, and by the $404,000 decrease in income tax expense in fiscal 1997 from the pro forma income tax provision in fiscal 1996.

     Net income increased 12.4 percent to $9.2 million for fiscal 1996 from $8.2 million for fiscal 1995. This increase was a result of a $3.8 million increase in income before income tax expense which was offset by the recording of income tax expense of $2.8 million for fiscal 1996 as a result of the Company's termination of its S Corporation status effective March 31, 1996.


FINANCIAL CONDITION

     Total assets at October 31, 1997 were $35.2 million, an increase of $4.1 million, or 13.1 percent over October 31, 1996. This increase was primarily due to an increase of $563,000 in trade accounts receivable, net, resulting from the increased sales volume during fourth quarter 1997 as compared to fourth quarter 1996, an increase of $1.8 million in inventories, and a $2.3 million increase in property and equipment, net, due to the Company's expansion of its headquarters facilities. The expansion was funded in part through the $692,000 decrease in cash and cash equivalents.

     Total  stockholders'  equity at October 31, 1997 increased $7.8 million, or
33.1 percent from October 31, 1996 with net income retained accounting for the increase.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital needs have been to (i) fund working capital requirements, (ii) repay indebtedness, (iii) purchase property and equipment for expansion and (iv) fund distributions to its previously sole stockholder primarily to satisfy his tax liabilities resulting from the Company's S Corporation status, which was terminated March 31, 1996. The Company's primary sources of financing have been cash from operations, bank borrowings and proceeds from the initial public offering of the Company's common stock. The Company believes that its cash flow from operations and available lines of credit will be adequate to fund its operations for at least the next twelve months.

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

     On October 29, 1997, the Company's Board of Directors authorized the repurchase of up to $5 million of the Company's common stock in the open market or in privately negotiated transactions. The Company intends to use excess working capital and other sources as appropriate to finance the share repurchase program.

     Cash flows from operations were approximately $4.0 million, $4.1 million and $11.3 million in fiscal 1997, 1996 and 1995, respectively. For fiscal 1997, cash flows from operations were primarily provided by operating income, offset by an increase in trade accounts receivable of $552,000, an increase in inventory of $1.8 million and a decrease in accounts payable and accrued expenses of $2.3 million. For fiscal 1996, cash flows from operations were primarily provided by operating income, offset by an increase in trade accounts receivable of $3.4 million and an increase in inventory of $4.2 million. Cash flows from operations in fiscal 1995 were primarily provided by operating income and a decrease in inventory of $2.8 million. In 1995, the Company reduced its inventory of optical fiber because it had additional access to ready supplies.

     Net cash used in investing activities was for expenditures related to facilities and equipment and was $3.6 million, $3.1 million and $387,000 in fiscal 1997, 1996 and 1995, respectively. The Company's expansion of its headquarters facilities was completed in fiscal 1997, and as of October 31, 1997, there were no material commitments for additional capital expenditures.

     Net cash provided by (used in) financing activities was $(1.1) million, $193,000 and $(10.5) million in fiscal 1997, 1996 and 1995, respectively. The net cash used in financing activities in fiscal 1997 consisted of repayment of debt outstanding under the Company's lines of credit of $1.1 million compared to an increase of $794,000 in fiscal 1996. The net cash provided by financing activities in fiscal 1996 also included net proceeds from the issuance of common stock of $5.6 million, offset by $6.2 million in cash distributions to the Company's previously sole stockholder for payment of his income taxes with respect to the taxable income of the Company prior to the termination of the Company's S Corporation status. The net cash used in financing activities in fiscal 1995 consisted of a decrease in debt outstanding under the line of credit of $5.9 million, payments on long-term debt of $3.5 million and cash distributions to the Company's previously sole stockholder of $1.1 million.

     Given the Company's software and hardware and the nature of its industry, management does not consider the cost of addressing the Year 2000 issue to be a material event or uncertainty that would cause reported financial information not to be indicative of future operating results or financial condition.


NEW ACCOUNTING STANDARDS

   SFAS No. 128

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


   SFAS No. 130

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 was issued to address concerns over the practice of reporting elements of comprehensive income directly in equity.

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


   SFAS No. 131

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                    INDEX TO
                             FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES



                                                                                   PAGE
                                                                                   -----
FINANCIAL STATEMENTS:

 Independent Auditors' Report  ...................................................  21

 Balance Sheets as of October 31, 1997 and 1996  .................................  22

 Statements of Income for the Years ended October 31, 1997, 1996 and 1995   ......  23

 Statements of Stockholders' Equity for the Years ended October 31, 1997, 1996 and
   1995   ........................................................................  24

 Statements of Cash Flows for the Years ended October 31, 1997, 1996 and 1995  ...  25

 Notes to Financial Statements ...................................................  26


FINANCIAL STATEMENT SCHEDULES:
 Financial statement schedules have been omitted since they are not required, not applicable, or the information is otherwise included in the financial statements of the Company.

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Optical Cable Corporation:


     We have audited the accompanying balance sheets of Optical Cable Corporation as of October 31, 1997 and 1996, and the related statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optical Cable Corporation as of October 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 1997, in conformity with generally accepted accounting principles.


                                        KPMG Peat Marwick LLP


Roanoke, Virginia
December 12, 1997

                           OPTICAL CABLE CORPORATION
                                BALANCE SHEETS
                           OCTOBER 31, 1997 AND 1996






                                                                             OCTOBER 31,
                                                                     ----------------------------
                                                                        1997            1996
                                                                     -------------   ------------
                                        ASSETS
Current assets:
 Cash and cash equivalents .......................................    $   985,807     $ 1,677,739
 Trade accounts receivable, net of allowance for doubtful accounts
   of $307,400 in 1997 and $300,000 in 1996  .....................      9,931,276       9,368,476
 Other receivables   .............................................        540,102         354,041
 Due from employees  .............................................          3,534           1,475
 Inventories   ...................................................     12,019,443      10,261,437
 Prepaid expenses ................................................        121,046          64,863
 Deferred income taxes  ..........................................         81,484         155,304
                                                                      -----------     -----------
   Total current assets ..........................................     23,682,692      21,883,335

Other assets, net ................................................         50,953          67,996
Property and equipment, net   ....................................     11,480,433       9,175,871
                                                                      -----------     -----------
   Total assets   ................................................    $35,214,078     $31,127,202
                                                                      ===========     ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable ...................................................    $        --     $ 1,103,000
 Accounts payable and accrued expenses ...........................      2,593,256       5,488,765
 Accrued compensation and payroll taxes   ........................        612,736         676,725
 Income taxes payable   ..........................................        564,999         237,926
                                                                      -----------     -----------
   Total current liabilities  ....................................      3,770,991       7,506,416

Deferred income taxes   ..........................................         64,382          49,227
                                                                      -----------     -----------
   Total liabilities .............................................      3,835,373       7,555,643
                                                                      -----------     -----------
Stockholders' equity:
 Preferred stock, no par value, authorized 1,000,000 shares; none
   issued and outstanding  .......................................             --              --
 Common stock, voting; no par value, authorized 50,000,000 shares;
   issued and outstanding 38,675,416 shares  .....................     18,594,116      18,594,116
 Retained earnings   .............................................     12,784,589       4,977,443
                                                                      -----------     -----------
   Total stockholders' equity ....................................     31,378,705      23,571,559

Commitments and contingencies                                         -----------     -----------
   Total liabilities and stockholders' equity   ..................    $35,214,078     $31,127,202
                                                                      ===========     ===========



                See accompanying notes to financial statements.

                           OPTICAL CABLE CORPORATION
                             STATEMENTS OF INCOME
                  YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995



                                                                     YEARS ENDED OCTOBER 31,
                                                       ---------------------------------------------------
                                                           1997              1996             1995
                                                       ---------------   ---------------   ---------------
Net sales ..........................................    $52,188,850       $45,152,299       $36,359,953
Cost of goods sold .................................     30,612,690        24,907,373        20,121,355
                                                        -----------       -----------       -----------
   Gross profit ....................................     21,576,160        20,244,926        16,238,598
Selling, general and administrative expenses  ......      9,572,061         8,415,798         7,660,100
                                                        -----------       -----------       -----------
   Income from operations   ........................     12,004,099        11,829,128         8,578,498
Other income (expense):
 Interest income   .................................         15,351            94,888               175
 Interest expense  .................................        (17,930)           (9,595)         (378,205)
 Other, net  .......................................        (44,580)          112,988              (377)
                                                        -----------       -----------       -----------
   Other income (expense), net .....................        (47,159)          198,281          (378,407)
                                                        -----------       -----------       -----------
   Income before income tax expense  ...............     11,956,940        12,027,409         8,200,091
Income tax expense .................................      4,149,794         2,806,849                --
                                                        -----------       -----------       -----------
   Net income   ....................................    $ 7,807,146       $ 9,220,560       $ 8,200,091
                                                        ===========       ===========       ===========
Pro forma income data (unaudited):
 Net income before pro forma income tax pro-
   vision, as reported .............................                      $ 9,220,560
 Pro forma income tax provision   ..................                        1,746,513
                                                                          -----------
 Pro forma net income ..............................                      $ 7,474,047
                                                                          ===========
Net income per share (pro forma for 1996)  .........    $     0.202       $     0.190
                                                        ===========       ===========
Weighted average shares outstanding (pro forma
 for 1996)   .......................................     38,675,416        39,360,659
                                                        ===========       ===========

                See accompanying notes to financial statements.

                           OPTICAL CABLE CORPORATION
                      STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995

                                                  COMMON STOCK           ADDITIONAL                            TOTAL
                                          ----------------------------    PAID-IN          RETAINED        STOCKHOLDERS'
                                             SHARES         AMOUNT        CAPITAL          EARNINGS           EQUITY
                                          ------------   -------------   -------------   ---------------   --------------
Balances at October 31, 1994  .........    36,000,000     $       596     $  767,849     $ 7,063,249        $  7,831,694
Cash distributions to previously sole
 stockholder   ........................            --              --             --      (1,080,000)         (1,080,000)
Net income  ...........................            --              --             --       8,200,091           8,200,091
                                           ----------     -----------     ----------     -----------        ------------
Balances at October 31, 1995  .........    36,000,000             596        767,849      14,183,340          14,951,785
Net income -- five months ended
 March 31, 1996   .....................            --              --             --       4,243,117           4,243,117
Issuance of common stock for cash
 ($2.50 per share, less issuance
 costs of $1,139,326)..................     2,675,416       5,549,214             --              --           5,549,214
Cash distributions to previously sole
 stockholder   ........................            --              --             --      (6,150,000)         (6,150,000)
Recapitalization  .....................            --      13,044,306       (767,849)    (12,276,457)                 --
Net income -- seven months ended
 October 31, 1996 .....................            --              --             --       4,977,443           4,977,443
                                           ----------     -----------     ----------     -----------        ------------
Balances at October 31, 1996  .........    38,675,416      18,594,116             --       4,977,443          23,571,559
Net income  ...........................            --              --             --       7,807,146           7,807,146
                                           ----------     -----------     ----------     -----------        ------------
Balances at October 31, 1997  .........    38,675,416     $18,594,116     $       --     $12,784,589        $ 31,378,705
                                           ==========     ===========     ==========     ===========        ============


                See accompanying notes to financial statements.

                           OPTICAL CABLE CORPORATION
                           STATEMENTS OF CASH FLOWS
                  YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995

                                                                            YEARS ENDED OCTOBER 31,
                                                               -------------------------------------------------
                                                                  1997             1996              1995
                                                               --------------   --------------   ---------------
Cash flows from operating activities:
 Net income ................................................   $7,807,146       $9,220,560       $ 8,200,091
 Adjustments to reconcile net income to net cash pro-
   vided by operating activities:
    Depreciation and amortization   ........................      706,076          533,445           404,469
    Bad debt expense (recovery)  ...........................      (10,778)         266,366            87,652
    Deferred income taxes  .................................       88,975         (106,077)               --
    Loss on sale of property and equipment   ...............           --               --               381
    (Increase) decrease in:
      Trade accounts receivable  ...........................     (552,022)      (3,447,954)       (1,921,238)
      Other receivables ....................................     (186,061)        (255,744)          (45,514)
      Due from employees   .................................       (2,059)           1,750            (2,800)
      Inventories ..........................................   (1,758,006)      (4,228,395)        2,813,002
      Prepaid expenses  ....................................      (56,183)          21,690           (80,721)
      Other assets   .......................................           39          116,237          (201,237)
    Increase (decrease) in:
      Accounts payable and accrued expenses  ...............   (2,260,416)       1,881,379         1,594,951
      Accrued compensation and payroll taxes ...............      (63,989)        (154,472)          450,928
      Income taxes payable .................................      327,073          237,926                --
                                                               ----------       ----------       -----------
       Net cash provided by operating activities   .........    4,039,795        4,086,711        11,299,964
                                                               ----------       ----------       -----------
Cash flows from investing activities:
 Purchase of property and equipment ........................   (3,628,727)      (3,137,421)         (387,231)
 Proceeds from sale of property and equipment   ............           --               --                20
                                                               ----------       ----------       -----------
       Net cash used in investing activities ...............   (3,628,727)      (3,137,421)         (387,211)
                                                               ----------       ----------       -----------
Cash flows from financing activities:
 Net borrowings (payments) on notes payable  ...............   (1,103,000)         794,000        (5,903,238)
 Payments on long-term debt   ..............................           --               --        (3,500,000)
 Proceeds from issuance of common stock, net of issu-
   ance costs ..............................................           --        5,549,214                --
 Cash distributions to previously sole stockholder .........           --       (6,150,000)       (1,080,000)
                                                               ----------       ----------       -----------
       Net cash provided by (used in) financing ac-
         tivities..........................................    (1,103,000)         193,214       (10,483,238)
                                                               ----------       ----------       -----------
Net increase (decrease) in cash and cash equivalents  ......     (691,932)       1,142,504           429,515
Cash and cash equivalents at beginning of year  ............    1,677,739          535,235           105,720
                                                               ----------       ----------       -----------
Cash and cash equivalents at end of year  ..................   $  985,807       $1,677,739       $   535,235
                                                               ==========       ==========       ===========
Supplemental Disclosure of Cash Flow Information:
 Cash payments for interest   ..............................   $   17,930       $    9,595       $   386,663
                                                               ==========       ==========       ===========
 Income taxes paid   .......................................   $3,733,746       $2,675,000       $        --
                                                               ==========       ==========       ===========
 Noncash investing activities - capital expenditures
   accrued in accounts payable   ...........................   $  245,566       $  880,659       $        --
                                                               ==========       ==========       ===========


                See accompanying notes to financial statements.

                           OPTICAL CABLE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995


(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a) Description of Business

     Optical Cable Corporation (the Company) manufactures and markets a broad range of fiber optic cables for "high bandwidth" transmission of data, video and audio communications over moderate distances. The Company's fiber optic cables are sold nationwide and in over 68 foreign countries (also see note 9).


   (b) Cash Equivalents

     Cash equivalents of $763,000 and $1,397,510 at October 31, 1997 and 1996, respectively, consist of overnight repurchase agreements at October 31, 1997 and money market mutual funds at October 31, 1996. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.


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

                           OPTICAL CABLE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
           YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995 - (CONTINUED)

measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


   (g) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

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


   (h) Stock Option Plan

     Prior to November 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On November 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.


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

                           OPTICAL CABLE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
           YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995 - (CONTINUED)

(2) ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

     A summary of changes in the allowance for doubtful accounts receivable for the years ended October 31, 1997, 1996 and 1995 follows:


                                                      YEARS ENDED OCTOBER 31,
                                           ---------------------------------------------
                                             1997            1996            1995
                                           -------------   -------------   -------------
   Balance at beginning of year   ......    $ 300,000       $  200,000      $  250,000
   Bad debt expense (recovery) .........      (10,778)         266,366          87,652
   Losses charged to allowance .........      (26,592)        (176,512)       (170,070)
   Recoveries added to allowance  ......       44,770           10,146          32,418
                                            ---------       ----------      ----------
   Balance at end of year   ............    $ 307,400       $  300,000      $  200,000
                                            =========       ==========      ==========


(3) INVENTORIES

     Inventories at October 31, 1997 and 1996 consist of the following:


                                         OCTOBER 31,
                                 ----------------------------
                                    1997            1996
                                 -------------   ------------
   Finished goods ............    $ 4,854,697     $ 2,465,659
   Work in process   .........      1,976,970       3,104,339
   Raw materials  ............      5,125,044       4,645,843
   Production supplies  ......         62,732          45,596
                                  -----------     -----------
                                  $12,019,443     $10,261,437
                                  ===========     ===========


(4) PROPERTY AND EQUIPMENT

     Property and equipment at October 31, 1997 and 1996 consists of the following:


                                                                       OCTOBER 31,
                                                            ---------------------------------
                                                               1997              1996
                                                            ---------------   ---------------
   Land  ................................................    $  2,745,327      $  2,745,327
   Building and improvements  ...........................       7,058,660         3,401,997
   Machinery and equipment ..............................       4,578,631         3,982,889
   Furniture and fixtures  ..............................         732,963           428,742
   Construction in progress   ...........................          33,619         1,596,611
                                                             ------------      ------------
     Total property and equipment, at cost   ............      15,149,200        12,155,566
   Less accumulated amortization and depreciation  ......      (3,668,767)       (2,979,695)
                                                             ------------      ------------
     Property and equipment, net ........................    $ 11,480,433      $  9,175,871
                                                             ============      ============

                           OPTICAL CABLE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
           YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995 - (CONTINUED)

(5) NOTES PAYABLE

     On February 28, 1997, the Company and its bank executed a loan commitment letter, which renewed its $5 million secured revolving line of credit available for general corporate purposes and established a $10 million secured line of credit to fund potential acquisitions, mergers or joint ventures. The lines of credit bear interest at 1.50 percent above the monthly LIBOR rate (5.80 percent as of October 31, 1997) and are equally and ratably secured by the Company's accounts receivable, contract rights, inventory, furniture and fixtures, machinery and equipment and general intangibles. The lines of credit will expire on February 28, 1998, unless renewed or extended. While the lines of credit do not require a compensating balance that legally restricts the use of cash amounts, at the bank's request, the Company has agreed to maintain an unrestricted target cash balance of $125,000.


(6) LEASES

     In August 1994, the Company entered into a four-year operating lease for computerized mailing and shipping equipment with an unrelated party. Rent expense under this lease amounted to $25,030 for the years ended October 31, 1997, 1996 and 1995. Future minimum rental payments required under the lease are $23,680 payable in fiscal year 1998.


(7) RELATED PARTY AGREEMENTS

     Effective November 1, 1994, the Company entered into two separate one-year employment agreements with its previously sole stockholder. Total compensation under the agreements consisted of salary payments equal to 6 percent of the previous fiscal year's net sales. Effective February 1, 1995, these agreements were replaced by an employment agreement that reduces the salary payment percentage from 6 percent to 1 percent and provides for sales commissions equal to 1 percent of the positive difference between the current fiscal year's net sales and the prior fiscal year's net sales. Compensation under these agreements amounted to $521,889, $451,523 and $672,371 for the years ended October 31, 1997, 1996 and 1995, respectively.

     Effective November 2, 1994, the Company entered into a services agreement to pay sales commissions of 4 percent of net foreign sales to OCC-VI, Inc., a foreign sales corporation. All of the outstanding shares of common stock of OCC-VI, Inc. are beneficially owned by the Company's previously sole stockholder. For the year ended October 31, 1995, the Company recorded commissions expense of $343,290 related to the services agreement. As of September 28, 1995, the Company terminated this services agreement.


(8) EMPLOYEE BENEFITS

     The Company's independently administered self-insurance program provides health insurance coverage for employees and their dependents on a cost-reimbursement basis. Under the program, the Company is obligated for claims payments. A stop loss insurance contract executed with an insurance carrier covers claims in excess of $35,000 per covered individual and $763,255 in the aggregate per year. During the years ended October 31, 1997, 1996 and 1995, total claims expense of $872,582, $876,481 and $545,543, respectively, was incurred, which represents claims processed and an estimate for claims incurred but not reported.

                           OPTICAL CABLE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
           YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995 - (CONTINUED)

     Effective January 1, 1994, the Company adopted a 401(k) retirement savings plan. To become eligible for the plan, an employee must complete six months of service and be at least 21 years of age. The plan allows participants to contribute through salary reduction up to 6 percent of their annual compensation on a pretax basis. Company matching contributions are two dollars for every one dollar contributed by an employee up to 4 percent of the employees' annual compensation. The Company made matching contributions to the plan of $313,365, $233,072 and $205,011 for the years ended October 31, 1997, 1996 and 1995, respectively.

     The Company and its previously sole stockholder adopted on March 1, 1996 a stock incentive plan which is called the Optical Cable Corporation 1996 Stock Incentive Plan (the "Plan"). The Plan is intended to provide a means for employees to increase their personal financial interest in the Company, thereby stimulating the efforts of these employees and strengthening their desire to remain with the Company through the use of stock incentives. The Company has reserved 4,000,000 shares of common stock for issuance pursuant to incentive awards under the Plan. At October 31, 1997, there were 3,336,500 additional shares available for grant under the Plan. Under the Plan, stock options may be granted at not less than fair market value on the date of grant. The options have terms ranging from 8.75 to 10 years and vest 25 percent after two years, 50 percent after three years, 75 percent after four years and 100 percent after five years.

     The per share weighted-average fair value of stock options granted during 1997 and 1996 was $9.38 and $2.18, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1997 -- expected cash dividend yield of zero percent, risk-free interest rate of 6.08 percent, expected volatility of 85.5 percent and an expected life of 8.75 years; 1996 -- expected cash dividend yield of zero percent, risk-free interest rate of 6.28 percent, expected volatility of 85.5 percent and an expected life of 10 years.

     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had compensation cost for the Company's Plan been determined consistent with SFAS No. 123, the Company's net income (pro forma for 1996) and net income per share (pro forma for 1996) would have been reduced to the SFAS No. 123 pro forma amounts indicated below:

                                                                YEARS ENDED OCTOBER 31,
                                                              ---------------------------
                                                                 1997            1996
                                                              -------------   -----------
     Net income:
       As reported (pro forma for 1996 - unaudited)  ......   $ 7,807,146      $7,474,047
                                                              ===========      ==========
       Pro forma ..........................................   $ 7,638,186      $7,400,134
                                                              ===========      ==========
     Net income per share:
       As reported (pro forma for 1996 - unaudited)  ......   $     0.202      $    0.190
                                                              ===========      ==========
       Pro forma ..........................................   $     0.197      $    0.188
                                                              ===========      ==========

                           OPTICAL CABLE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
           YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995 - (CONTINUED)

   Stock option activity during the periods indicated is as follows:

                                                                   NUMBER OF     WEIGHTED-AVERAGE
                                                                    SHARES        EXERCISE PRICE
                                                                   -----------   -----------------
     Balance at October 31, 1995  ..............................          --          $    --
       Granted  ................................................     460,000            2.500
       Forfeited   .............................................     (18,000)           2.500
                                                                     -------
     Balance at October 31, 1996 (no options exercisable)       .    442,000            2.500
       Granted  ................................................     254,000           11.125
       Forfeited   .............................................     (32,500)           6.348
                                                                     -------
     Balance at October  31, 1997 (no options  exercisable,
       424,000  options at  exercise price of $2.50 per
       share with remaining  contractual life of 8.5
       years, and 239,500 options at exercise price of
       $11.125 per share with remaining contractual life
       of 8.5 years)   .........................................     663,500            5.613
                                                                     =======

(9) BUSINESS AND CREDIT CONCENTRATIONS

     The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company's large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks at October 31, 1997 and 1996 have been adequately provided for in the financial statements.

     For the years ended October 31, 1997, 1996 and 1995, 73 percent, 75 percent and 76 percent, respectively, of net sales were from customers located in the United States, while 27 percent, 25 percent and 24 percent, respectively, were from international customers. Europe accounted for approximately 10 percent of net sales for the year ended October 31, 1997 while no foreign geographic areas accounted for more than 10 percent of net sales for the years ended October 31, 1996 and 1995. As of October 31, 1997 and 1996, there were no significant amounts receivable from any one customer other than those described below.

     For the year ended October 31, 1997, 22 percent of net sales were attributable to two major domestic distributors. The combined related trade accounts receivable for these distributors at October 31, 1997 totaled approximately $2,265,000. No single customer or other distributor accounted for more than 5 percent of net sales for the year ended October 31, 1997. As of October 31, 1997, no single customer or other distributor had an outstanding balance payable to the Company in excess of 5 percent of total stockholders' equity.

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

                           OPTICAL CABLE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
           YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995 - (CONTINUED)

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

     Income tax expense for the years ended October 31, 1997 and 1996 consists of:


 YEAR ENDED OCTOBER 31, 1997      CURRENT       DEFERRED        TOTAL
-----------------------------   -------------   ----------   ------------
U.S. Federal  ...............   $ 3,654,654      $  78,224    $ 3,732,878
State   .....................       406,165         10,751        416,916
                                -----------      --------     -----------
 Totals .....................   $ 4,060,819      $  88,975    $ 4,149,794
                                ===========      ========     ===========


 YEAR ENDED OCTOBER 31, 1996      CURRENT        DEFERRED       TOTAL
-----------------------------   -------------    ---------   ------------
U.S. Federal  ...............   $ 2,556,601      $ (93,490)   $ 2,463,111
State   .....................       356,325        (12,587)       343,738
                                -----------      ---------    -----------
 Totals .....................   $ 2,912,926      $(106,077)   $ 2,806,849
                                ===========      =========    ===========

     Reported income tax expense for the years ended October 31, 1997 and 1996 differs from the "expected" tax expense, computed by applying the U.S. Federal statutory income tax rate of 35 percent to income before income tax expense, as follows:


                                                                 YEARS ENDED OCTOBER 31,
                                                             -------------------------------
                                                                1997             1996
                                                             --------------   --------------
"Expected" tax expense   .................................    $ 4,184,929     $4,209,593
Increase (reduction) in income tax expense resulting from:
 Foreign Sales Corporation benefit   .....................       (164,459)       (98,473)
 State income taxes, net of federal benefits  ............        254,592        215,967
 S Corporation taxable income for the five months ended
   March 31, 1996  .......................................             --     (1,485,091)
 Net deferred income tax asset balance at March 31, 1996.              --       (114,045)
 Other differences, net  .................................       (125,268)        78,898
                                                              -----------     ----------
   Reported income tax expense ...........................    $ 4,149,794     $2,806,849
                                                              ===========     ==========

                           OPTICAL CABLE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
           YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995 - (CONTINUED)

     The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax asset as of October 31, 1997 and 1996 are presented below:

                                                                                      OCTOBER 31,
                                                                              ----------------------------
                                                                                1997            1996
                                                                              -------------   ------------
   Deferred tax assets:
    Accounts receivable, due to allowance for doubtful accounts   .........    $  115,662     $ 113,775
    Inventories, due to additional costs inventoried for tax purposes pur-
      suant to the Tax Reform Act of 1986..................................        64,671        91,781
    Self-insured health care costs, due to accrual for financial reporting
      purposes ............................................................        45,986        43,780
    Compensated absences due to accrual for financial reporting pur-
      poses ...............................................................        25,076            --
                                                                               ----------     ---------
      Total gross deferred tax assets  ....................................       251,395       249,336
   Less valuation allowance   .............................................            --            --
                                                                               ----------     ---------
      Net deferred tax assets .............................................       251,395       249,336
   Deferred tax liabilities:
    Plant and equipment, due to differences in depreciation and capital
      gain recognition  ...................................................       (64,381)      (49,227)
    Other receivables, due to accrual for financial reporting purposes  ...      (169,912)      (94,032)
                                                                               ----------     ---------
      Total gross deferred tax liabilities   ..............................      (234,293)     (143,259)
                                                                               ----------     ---------
      Net deferred tax asset, including current net tax asset of $81,484 in 1997 and $155,304 in 1996, and noncurrent net tax liability of
       $64,382 in 1997 and $49,227 in 1996.................................    $   17,102     $ 106,077
                                                                               ==========     =========

     Based on the Company's historical and current pretax earnings, management believes that it is more likely than not that the recorded deferred tax assets will be realized.


(11) RECAPITALIZATION AND INITIAL PUBLIC OFFERING

     During fiscal year 1996, the Company's Board of Directors authorized the filing of a registration statement for a public offering of the Company's common stock. In connection with the public offering, the Board and the previously sole stockholder approved an increase in the number of authorized shares of common stock from 50,000 shares to 50,000,000 shares, a recapitalization involving an exchange of all outstanding $1 par value common stock (596 shares) on a 60,403-for-1 basis for no par value common stock (36,000,000 shares) and the authorization of 1,000,000 shares of preferred stock, no par value, issuable in multiple series.

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

                           OPTICAL CABLE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
           YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995 - (CONTINUED)

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS

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


(13) FUTURE ACCOUNTING CONSIDERATION -- EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No. 128). SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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

                           OPTICAL CABLE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
           YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995 - (CONTINUED)

(14) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for the years ended October 31, 1997 and 1996:


                                                            QUARTER ENDED
                                     ------------------------------------------------------------
   YEAR ENDED OCTOBER 31, 1997        JANUARY 31      APRIL 30         JULY 31        OCTOBER 31
----------------------------------   -------------   -------------   -------------   ------------
Net sales ........................    $12,491,311     $10,645,571     $14,285,834     $14,766,134
Gross profit .....................      5,351,665       4,292,588       5,616,809       6,315,098
Income before income taxes  ......      3,203,870       2,035,806       3,102,845       3,614,419
Net income   .....................      2,080,361       1,312,523       2,016,683       2,397,579
Net income per share  ............          0.054           0.034           0.052           0.062


                                                                QUARTER ENDED
                                         ------------------------------------------------------------
     YEAR ENDED OCTOBER 31, 1996          JANUARY 31      APRIL 30         JULY 31        OCTOBER 31
--------------------------------------   -------------   -------------   -------------   ------------
Net sales  ...........................    $10,342,472     $10,183,960     $10,862,064     $13,763,803
Gross profit  ........................      4,707,021       4,096,839       4,953,023       6,488,043
Income before income taxes   .........      2,774,994       2,252,228       2,983,232       4,016,955
Net income ...........................      2,774,994       2,068,288       1,858,823       2,518,455
Pro forma net income   ...............      1,709,397       1,387,372       1,858,823       2,518,455
Pro forma net income per share  ......          0.045           0.036           0.046           0.063

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The information contained in the Proxy Statement under the captions "PROPOSAL NO. 1, ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS AND OTHER SIGNIFICANT EMPLOYEES" concerning directors, persons nominated to become directors, executive officers and certain other significant employees of the Company is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

     The information contained in the Proxy Statement under the captions "EXECUTIVE COMPENSATION", and under the caption "PROPOSAL NO. 1, ELECTION OF DIRECTORS" concerning compensation of directors, is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained in the Proxy Statement under the caption "BENEFICIAL OWNERSHIP OF COMMON STOCK" is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in the Proxy Statement under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" is incorporated herein by reference.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a) 1. Index of Financial Statements

       The Company's financial statements and related information are included in Part II, Item 8 of this Form 10-K on pages 20 through 35.


    2. Index of Financial Statement Schedules

       None.

    3. Index of Exhibits

     The documents filed as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K are:


 EXHIBIT
  NUMBER       DESCRIPTION
------------   ----------------------------------------------------------------------------------
        3.1    Amended and Restated Articles of Incorporated of Optical Cable Corporation

        3.2    Bylaws of Optical Cable Corporation, as amended

        4.1    Form of certificate representing Common Stock

       10.1    Royalty Agreement,  dated November 1, 1993, by and between Robert
               Kopstein and Optical Cable Corporation

       10.2    Assignment of Technology  Rights from Robert  Kopstein to Optical
               Cable Corporation, effective as of October 31, 1994

       10.3    Employment Agreement by and between Optical Cable Corporation and
               Robert Kopstein, effective March 12, 1997

       10.4 Tax Indemnification Agreement, dated as of October 19, 1995, by and between Optical Cable Corporation and Robert Kopstein

       10.5    Optical Cable  Corporation  1996 Stock  Incentive  Plan (filed as exhibit 28.1 to the registrant's  Registration  Statement on Form
               S-8  filed  on  August  2,  1996   (file  no.   333-09433),   and
               incorporated herein by reference thereto)

       10.6    Loan Agreement, dated April 25, 1997, by and between Optical Cable Corpora-
               tion and First Union National Bank of Virginia

       10.7    Security Agreement, dated April 25, 1997, between Optical Cable Corporation and First Union National Bank of Virginia

         23 Consent of KPMG Peat Marwick LLP to incorporation by reference of independent auditors' report included in this Form 10-K, into registrant's registration statement on Form S-8

         27    Financial Data Schedule


(b)  Reports on Form 8-K

     A Form 8-K dated October 30, 1997 was filed announcing that the Board of Directors of the Company had authorized the repurchase of up to $5 million of the Company's common stock.

(c)  Exhibits

     The documents set forth in the index of exhibits above are filed as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K and, if not incorporated by reference, are attached hereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OPTICAL CABLE CORPORATION

Date: January 29, 1998                    By /s/ Robert Kopstein
                                            -------------------------
                                            Robert Kopstein
                                            Chairman of the Board
                                            President and Chief
                                            Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of January 29, 1998.




     /s/ Robert Kopstein               Chairman of the Board, President, Chief Executive
---------------------------------        Officer and Director
      Robert Kopstein                    (principal executive officer)

    /s/ Luke J. Huybrechts             Senior Vice President of Sales and Director
---------------------------------
    Luke J. Huybrechts

    /s/ Kenneth W. Harber              Vice President of Finance, Treasurer, Secretary and
---------------------------------        Director
   Kenneth W. Harber                     (principal financial and accounting officer)

    /s/ Randall H. Frazier             Director
---------------------------------
     Randall H. Frazier

      /s/ John M. Holland              Director
---------------------------------
      John M. Holland
