Form 10-Q
period 1998-01-31
OPTICAL CABLE CORP
filed 1998-03-27
CIK 1000230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q



             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 1998

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

         As of March 9, 1998, 38,364,612 shares of the registrant's Common Stock, no par value, were outstanding. Of these outstanding shares, 36,000,000 shares were held by Robert Kopstein, Chairman of the Board, President and Chief Executive Officer of the registrant.

                           OPTICAL CABLE CORPORATION
                                FORM 10-Q INDEX
                      THREE MONTHS ENDED JANUARY 31, 1998



                                                                            PAGE

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Condensed Balance Sheets - January 31, 1998
                   and October 31, 1997 .......................................2

                  Condensed Statements of Income - Three Months
                   Ended January 31, 1998 and 1997 ............................3

                  Condensed Statement of Changes in Stockholders'
                   Equity - Three Months Ended January 31, 1998 ...............4

                  Condensed Statements of Cash Flows - Three Months
                   Ended January 31, 1998 and 1997 ............................5

                  Condensed Notes to Condensed Financial Statements .........6-8

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS .....................9-11

PART II. OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...........................12

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            OPTICAL CABLE CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                  ASSETS                                               JANUARY 31,       OCTOBER 31,
                                                                          1998              1997
                                                                          ----              ----
Current assets:
  Cash and cash equivalents                                        $  2,489,726      $     985,807
  Trade accounts receivable, net of allowance for doubtful
    accounts of $269,500 at January 31, 1998 and $307,400
    at October 31, 1997                                               8,715,313          9,931,276
  Other receivables                                                     575,282            540,102
  Due from employees                                                      6,459              3,534
  Inventories                                                        12,353,867         12,019,443
  Prepaid expenses                                                      123,249            121,046
  Deferred income taxes                                                 136,822             81,484
                                                                   ------------      -------------
       Total current assets                                          24,400,718         23,682,692

Other assets, net                                                        46,702             50,953
Property and equipment, net                                          11,415,423         11,480,433
                                                                   -----------       -------------
       Total assets                                                $ 35,862,843      $  35,214,078
                                                                   ============      =============


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                            $  2,683,708      $   2,593,256
  Accrued compensation and payroll taxes                                609,026            612,736
  Income taxes payable                                                  981,254            564,999
                                                                   ------------      -------------
       Total current liabilities                                      4,273,988          3,770,991

Deferred income taxes                                                    88,365             64,382
                                                                   ------------      -------------
       Total liabilities                                              4,362,353          3,835,373
                                                                   ------------      -------------

Stockholders' equity:
   Preferred stock, no par value, authorized 1,000,000 shares;
     none issued and outstanding                                              -                  -
   Common stock, voting; no par value, authorized 50,000,000
     shares; issued and outstanding 38,486,318 shares at
     January 31, 1998 and 38,675,416 shares at October 31, 1997      16,892,929         18,594,116
   Retained earnings                                                 14,607,561         12,784,589
                                                                   ------------      -------------
       Total stockholders' equity                                    31,500,490         31,378,705
Commitments and contingencies

                                                                   ------------       -------------
       Total liabilities and stockholders' equity                  $ 35,862,843      $  35,214,078
                                                                   ============      =============


      See accompanying condensed notes to condensed financial statements.

                            OPTICAL CABLE CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                               THREE MONTHS ENDED
                                                                   JANUARY 31,
                                                        --------------------------------
                                                              1998               1997
                                                              ----               ----
Net Sales                                               $   11,873,115   $    12,491,311
Cost of goods sold                                           6,804,207         7,139,646
                                                        --------------  ----------------
      Gross profit                                           5,068,908         5,351,665

Selling, general and administrative expenses                 2,283,226         2,138,576
                                                        --------------   ---------------
      Income from operations                                 2,785,682         3,213,089

Other income (expense):
    Interest income                                             26,609             5,160
    Interest expense                                                 -           (10,201)
    Other, net                                                  (3,419)           (4,178)
                                                        --------------    --------------
      Other income (expense), net                               23,190            (9,219)
                                                        --------------    --------------
      Income before income tax expense                       2,808,872         3,203,870

Income tax expense                                             985,900         1,123,509
                                                        --------------    --------------
      Net income                                        $    1,822,972    $    2,080,361
                                                        ==============    ==============
Earnings per share (note 5):
    Earnings per common share                           $        0.047    $        0.054
                                                        ==============    ==============

    Earnings per common share - assuming
      dilution                                          $        0.047    $        0.053
                                                        ==============    ==============








       See accompanying condensed notes to condensed financial statements.

                            OPTICAL CABLE CORPORATION
             CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                   THREE MONTHS ENDED JANUARY 31, 1998
                                    ----------------------------------------------------------------

                                            Common Stock                                  Total
                                            ------------               Retained        Stockholders'
                                    Shares           Amount            Earnings           Equity
                                    ------           ------            --------           ------
Balances at October 31, 1997      38,675,416       $18,594,116       $ 12,784,589      $ 31,378,705

Net income                                 -                 -          1,822,972         1,822,972
Repurchase of common stock          (189,098)       (1,701,187)                 -        (1,701,187)
                                  ----------      ------------       ------------      ------------

Balances at January 31, 1998      38,486,318      $ 16,892,929       $ 14,607,561      $ 31,500,490
                                  ==========      ============       ============      ============





















       See accompanying condensed notes to condensed financial statements.

                            OPTICAL CABLE CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                  THREE MONTHS ENDED
                                                                                      JANUARY 31,
                                                                                -----------------------
                                                                                1998               1997
                                                                                ----               ----

Cash flows from operating activities:
   Net income                                                              $1,822,972           $2,080,361
   Adjustments to reconcile net income to net cash provided
     by operating activities:
      Depreciation and amortization                                           187,385              172,975
      Bad debt expense (recovery)                                             (37,900)              30,000
      Deferred income taxes                                                   (31,355)             (18,512)
      (Increase) decrease in:
         Trade accounts receivable                                          1,253,863              744,000
         Other receivables                                                    (35,180)            (370,574)
         Due from employees                                                    (2,925)              (2,650)
         Inventories                                                         (334,424)             731,396
         Prepaid expenses                                                      (2,203)             (57,899)
      Increase (decrease) in:
         Accounts payable and accrued expenses                                306,637           (3,104,935)
         Accrued compensation and payroll taxes                                (3,710)             (75,174)
         Income taxes payable                                                 416,255            1,027,021
                                                                           ----------           ----------
               Net cash provided by operating activities                    3,539,415            1,156,009

Cash flows from investing activities:
  Purchase of property and equipment                                         (334,309)          (2,147,441)
                                                                           ----------           ----------
               Net cash used in investing activities                         (334,309)          (2,147,441)

Cash flows from financing activities:
  Net payments on notes payable                                                     -             (383,000)
  Repurchase of common stock                                               (1,701,187)                   -
                                                                           ----------           ----------
               Net cash used in financing activities                       (1,701,187)            (383,000)
                                                                           ----------           ----------
Net increase (decrease) in cash and cash equivalents                        1,503,919           (1,374,432)

Cash and cash equivalents at beginning of period                              985,807            1,677,739
                                                                           ----------           ----------
Cash and cash equivalents at end of period                                 $2,489,726           $  303,307
                                                                           ==========           ==========






       See accompanying condensed notes to condensed financial statements.

                           OPTICAL CABLE CORPORATION
               CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED JANUARY 31, 1998
                                  (Unaudited)


(1)      GENERAL

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1998. The unaudited condensed financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 1997.


(2)      INVENTORIES

Inventories at January 31, 1998 and October 31, 1997 consist of the following:

                                                 JANUARY 31,         OCTOBER 31,
                                                   1998                 1997
                                                   ----                 ----

Finished goods                                  $ 5,139,757        $ 4,854,697
Work in process                                   2,816,917          1,976,970
Raw materials                                     4,344,234          5,125,044
Production supplies                                  52,959             62,732
                                                -----------        -----------
                                                $12,353,867        $12,019,443
                                                ===========        ===========


(3)      NOTES PAYABLE

On February 25, 1998, the Company and its bank executed a loan commitment letter, which renewed its $5 million secured revolving line of credit available for general corporate purposes and its $10 million secured line of credit to fund potential acquisitions, mergers or joint ventures. The lines of credit bear interest at 1.50 percent above the monthly LIBOR rate and are equally and ratably secured by the Company's accounts receivable, contract rights, inventory, furniture and fixtures, machinery and equipment and general intangibles. The lines of credit will expire on February 28, 1999, unless renewed or extended.

                                                                     (Continued)

                           OPTICAL CABLE CORPORATION
               CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)


(4)       STOCKHOLDERS' EQUITY

On October 29, 1997, the Company's Board of Directors authorized the repurchase of up to $5 million of the Company's common stock in the open market or in privately negotiated transactions. During the three months ended January 31, 1998, the Company repurchased 189,098 shares of its common stock for $1,701,187.

Subsequent to January 31, 1998 and through March 9, 1998, the Company repurchased 181,956 additional shares of its common stock in connection with its share repurchase program.


(5)       EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No. 128). SFAS No. 128 establishes new standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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

SFAS No. 128 was required to be adopted by the Company at January 31, 1998. SFAS No. 128 also requires restatement of all prior-period EPS data previously presented. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented:


                                                                  Net
                                                                Income       Shares     Per Share
          THREE MONTHS ENDED JANUARY 31, 1998                 (Numerator)(Denominator)   Amount
          -----------------------------------                ------------------------------------
          Earnings per common share                           $1,822,972   38,607,240   $  0.047
                                                                                        ========
          Effect of dilutive stock options                            --      311,728
                                                              ----------   ----------
          Earnings per common share - assuming dilution      $ 1,822,972   38,918,968   $  0.047
                                                             ===========   ==========   ========


          THREE MONTHS ENDED JANUARY 31, 1997
          -----------------------------------
          Earnings per common share                         $  2,080,361   38,675,416   $  0.054
                                                                                        ========
          Effect of dilutive stock options                            --      350,680
                                                            ------------   ----------
          Earnings per common share - assuming dilution     $  2,080,361   39,026,096   $  0.053
                                                            ============   ==========   ========


                                                                                      (Continued)

                           OPTICAL CABLE CORPORATION
               CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)


(5)       (CONTINUED)

Stock options that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented totaled 238,500 for the three months ended January 31, 1998.

On March 5, 1998, stock options totaling 60,250 shares of common stock were exercised.

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

RESULTS OF OPERATIONS

Net Sales

Net sales consists of gross sales of products, less discounts, refunds and returns. Net sales decreased 4.9 percent to $11.9 million in first quarter 1998 from $12.5 million for the same period in 1997. This decrease was attributable to the completion of shipments for a large international military project in first quarter 1997 and the delay of large potential domestic orders in first quarter 1998 due to adverse weather conditions or economic uncertainty.

Gross Profit Margin

Cost of goods sold consists of the cost of materials, compensation costs and overhead related to the Company's manufacturing operations. The Company's gross profit margin (gross profit as a percentage of net sales) declined slightly to
42.7 percent in first quarter 1998 from 42.8 percent in first quarter 1997. During first quarter 1998, sales from orders $50,000 or more approximated 18 percent compared to 26 percent for first quarter 1997. In addition, during first quarter 1998 and 1997, net sales to distributors approximated 52 percent. Discounts on large orders and on sales to distributors are generally greater than for sales to the Company's other customer base.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the compensation costs (including sales commissions) for sales and marketing personnel, travel expenses, customer support expenses, trade show expenses, advertising, the compensation cost for administration, finance and general management personnel, as well as legal and accounting fees. Selling, general and administrative expenses as a percentage of net sales were 19.2 percent in first quarter 1998 compared to 17.1 percent in first quarter 1997. This higher percentage was primarily the result of the fact that net sales for first quarter 1998 decreased
4.9 percent compared to first quarter 1997, while selling, general and administrative expenses increased 6.8 percent.

Income Before Income Tax Expense

Income before income tax expense decreased 12.3 percent to $2.8 million for the three months ended January 31, 1998 compared to $3.2 million for the three months ended January 31, 1997. This was primarily due to decreased sales volume.


                                                                     (Continued)

Income Tax Expense

Income tax expense decreased $138,000 to $986,000 for the three months ended January 31, 1998 compared to $1.1 million for the same period in 1997 due to the decrease in income before income tax expense. The Company's effective tax rate remained unchanged at 35.1 percent during the three months ended January 31, 1998 and 1997.

Net Income

Net income for first quarter 1998 was $1.8 million compared to $2.1 million for first quarter 1997. Despite a decrease in income tax expense of $138,000, net income decreased $257,000 due to the $395,000 decrease in income before income tax expense.

FINANCIAL CONDITION

Total assets at January 31, 1998 were $35.9 million, an increase of $649,000, or
1.8 percent from October 31, 1997. This increase was primarily due to a decrease of $1.2 million in trade accounts receivable resulting from the decreased sales volume during the quarter as compared to fourth quarter 1997, offset by an increase of $1.5 million in cash and cash equivalents.

Total stockholders' equity at January 31, 1998 increased $122,000 in first quarter 1998 with net income retained, offset by the repurchase of common stock in the amount of $1.7 million accounting for the increase.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of fiscal years 1998 and 1997, the Company's primary capital needs have been to fund working capital requirements and capital expenditures as needed. The Company also repaid some bank indebtedness during the first quarter of fiscal year 1997. The Company's primary source of financing has been cash provided from operations. The Company maintains bank lines of credit; however, there were no balances outstanding under the lines as of the end of fiscal year 1997 or the first quarter of fiscal year 1998.

On February 25, 1998, the Company and its bank executed a loan commitment letter, which renewed its $5 million secured revolving line of credit available for general corporate purposes and its $10 million secured line of credit to fund potential acquisitions, mergers or joint ventures. The lines of credit are equally and ratably secured by the Company's accounts receivable, contract rights, inventory, furniture and fixtures, machinery and equipment and general intangibles. The lines of credit will expire on February 28, 1999, unless renewed or extended. As of the date hereof, the Company has no additional material sources of financing. The Company believes that its cash flow from operations and available lines of credit will be adequate to fund its operations for at least the next twelve months.

On October 29, 1997, the Company's Board of Directors authorized the repurchase of up to $5 million of the Company's common stock in the open market or in privately negotiated transactions. Through January 31, 1998, the Company has repurchased $1.7 million of the Company's common stock. The repurchases were funded through cash flows from operating activities. The Company intends to use excess working capital and other sources as appropriate to finance the remaining share repurchase program.



                                                                     (Continued)
                                       10

Cash flows from operations were approximately $3.5 million and $1.2 million in first quarter 1998 and 1997, respectively. Cash flows from operations in first quarter 1998 were primarily provided by operating income and a decrease in trade accounts receivable of $1.3 million. For first quarter 1997, cash flows from operations were primarily provided by operating income and decreases in trade accounts receivable of $744,000 and inventories of $731,000, offset by a decrease in accounts payable and accrued expenses of $3.1 million.

Net cash used in investing activities was for expenditures related to facilities and equipment and was $334,000 and $2.1 million in first quarter 1998 and 1997, respectively. The Company's expansion of its headquarters facilities was substantially completed as of January 31, 1997. As of January 31, 1998, there are no material commitments for additional capital expenditures.

Net cash used in financing activities was $1.7 million and $383,000 in first quarter 1998 and 1997, respectively. The net cash used in financing activities for first quarter 1998 included $1.7 million related to the Company's common stock repurchase program. The net cash used in financing activities in first quarter 1997 consisted of repayment of debt outstanding under the Company's lines of credit of $383,000.

                           PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a) Exhibits required by Item 601 of Regulation S-K for the three months ended January 31, 1998.

               (27)  Financial Data Schedule.

          (b)  Reports  on  Form  8-K  filed   during  the  three  months  ended
               January 31, 1998.

               None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  OPTICAL CABLE CORPORATION
                                        (Registrant)



Date:  March 13, 1998             /s/Robert Kopstein
                                  --------------------------
                                  Robert Kopstein
                                  Chairman of the Board, President and
                                  Chief Executive Officer



Date:  March 13, 1998              /s/Kenneth W. Harber
                                   -------------------------
                                   Kenneth W. Harber
                                   Vice President of Finance, Treasurer
                                    and Secretary
                                   (principal financial and accounting officer)