Form 10-Q
period 1998-04-30
OPTICAL CABLE CORP
filed 1998-06-12
CIK 1000230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 1998

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
(1) Yes  X   No     (2) Yes  X  No
       ----    ---          ---    ----

         As of June 8, 1998, 38,212,536 shares of the registrant's Common Stock, no par value, were outstanding. Of these outstanding shares, 36,000,000 shares were held by Robert Kopstein, Chairman of the Board, President and Chief Executive Officer of the registrant.

                           OPTICAL CABLE CORPORATION
                                 FORM 10-Q INDEX
                         SIX MONTHS ENDED APRIL 30, 1998


                                                                                PAGE

PART I.   FINANCIAL INFORMATION

          ITEM 1. Financial Statements

                  Condensed Balance Sheets - April 30, 1998 and October 31,
                   1997.............................................................2

                  Condensed Statements Of Income - Three Months And Six
                   Months Ended April 30, 1998 And 1997.............................3

                  Condensed Statement Of Changes In Stockholders' Equity -
                   Six Months Ended April 30, 1998..................................4

                  Condensed Statements Of Cash Flows - Six Months Ended
                   April 30, 1998 And 1997..........................................5

                  Condensed Notes To Condensed Financial Statements...............6-8

          ITEM 2. Management's Discussion And Analysis Of Financial
                   Condition And Results Of Operations...........................9-12

PART II.  OTHER INFORMATION

          ITEM 4. Submission Of Matters To A Vote Of Security Holders..............13

          ITEM 6. Exhibits And Reports On Form 8-K.................................14

SIGNATURES.........................................................................15

                         PART I. FINANCIAL INFORMATION~

ITEM 1.   FINANCIAL STATEMENTS

                           OPTICAL CABLE CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                                     April 30,      October 31,
                           ASSETS                                                      1998            1997
                                                                                       ----            ----
Current assets:
   Cash and cash equivalents                                                      $     517,642    $   985,807
   Trade accounts receivable, net of allowance for doubtful
      accounts of $255,400 at April 30, 1998 and $307,400
      at October 31, 1997                                                             8,257,730      9,931,276
   Other receivables                                                                    241,460        540,102
   Due from employees                                                                     6,584          3,534
   Income taxes refundable                                                              169,423              -
   Inventories                                                                       13,274,436     12,019,443
   Prepaid expenses                                                                     127,884        121,046
   Deferred income taxes                                                                177,596         81,484
                                                                                   -------------    -----------
        Total current assets                                                         22,772,755     23,682,692

Other assets, net                                                                        42,451         50,953
Property and equipment, net                                                          11,325,121     11,480,433
                                                                                   ------------     ----------
        Total assets                                                              $  34,140,327   $ 35,214,078
                                                                                   ============     ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                          $   3,255,043   $  2,593,256
   Accrued compensation and payroll taxes                                               560,624        612,736
   Income taxes payable                                                                 104,135        564,999
                                                                                    -----------     ----------
        Total current liabilities                                                     3,919,802      3,770,991

Deferred income taxes                                                                   102,475         64,382
                                                                                    -----------     ----------
        Total liabilities                                                             4,022,277      3,835,373
                                                                                    -----------     ----------

Stockholders' equity:
   Preferred stock, no par value, authorized 1,000,000 shares;
      none issued and outstanding                                                             -              -
   Common stock, voting; no par value, authorized 100,000,000 shares; issued and outstanding 38,288,136 shares at
      April 30, 1998 and 38,675,416 shares at October 31, 1997                       13,798,041     18,594,116
   Retained earnings                                                                 16,320,009     12,784,589
                                                                                    -----------    -----------
        Total stockholders' equity                                                   30,118,050     31,378,705

Commitments and contingencies

                                                                                    -----------    -----------
        Total liabilities and stockholders' equity                                $  34,140,327   $ 35,214,078
                                                                                    ===========    ==========

      See accompanying condensed notes to condensed financial statements.

                           OPTICAL CABLE CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)


                                                          Three Months Ended               Six Months Ended
                                                             April 30,                         April 30,
                                                   ------------------------------    ------------------------------
                                                       1998             1997             1998             1997
                                                   -------------    -------------    -------------    -------------

Net sales                                        $   11,689,100   $   10,645,571   $   23,562,215   $   23,136,882
Cost of goods sold                                    6,612,485        6,352,983       13,416,692       13,492,629
                                                   -------------   -------------    -------------    -------------
       Gross profit                                   5,076,615        4,292,588       10,145,523        9,644,253

Selling, general and administrative expenses          2,444,208        2,258,486        4,727,434        4,397,062
                                                   -------------   -------------    -------------    -------------

       Income from operations                         2,632,407        2,034,102        5,418,089        5,247,191
                                                   -------------   -------------    -------------    -------------

Other income (expense):
    Interest income                                      13,955            3,909           40,564            9,069
    Interest expense                                       (195)            (897)            (195)         (11,098)
    Other, net                                              275           (1,308)          (3,144)          (5,486)
                                                   -------------   -------------    -------------    -------------

       Other income (expense), net                       14,035            1,704           37,225           (7,515)
                                                   -------------   -------------    -------------    -------------
       Income before income tax expense               2,646,442        2,035,806        5,455,314        5,239,676

Income tax expense                                      933,994          723,283        1,919,894        1,846,792
                                                   -------------   -------------    -------------    -------------

       Net income                                $    1,712,448   $    1,312,523   $    3,535,420   $    3,392,884
                                                 ==============   ==============   ==============   ==============


Earnings per share (note 5):
    Earnings per common share                    $        0.045   $        0.034   $        0.092   $        0.088
                                                 ==============   ==============   ==============   ==============

    Earnings per common share -
       assuming dilution                         $        0.044   $        0.034   $        0.091   $        0.087
                                                 ==============   ==============   ==============   ==============

      See accompanying condensed notes to condensed financial statements.

                            OPTICAL CABLE CORPORATION
             CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                               Six Months Ended April 30, 1998
                                             ----------------------------------------------------------------------
                                                     Common Stock                                         Total
                                             -------------------------------         Retained        Stockholders'
                                                Shares            Amount              Earnings           Equity
                                                ------            ------              --------           ------

Balances at October 31, 1997                   38,675,416    $   18,594,116       $   12,784,589    $   31,378,705

Net income                                              -                 -            3,535,420         3,535,420
Repurchase of common stock                       (462,130)       (4,983,200)                   -        (4,983,200)
Stock options exercised                            74,850           187,125                    -           187,125
                                             -------------     -------------        -------------     -------------

Balances at April 30, 1998                     38,288,136    $   13,798,041       $   16,320,009    $   30,118,050
                                             --==========    ==============       ==============    ==============

      See accompanying condensed notes to condensed financial statements.

                           OPTICAL CABLE CORPORATION~
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          Six Months Ended
                                                                                              April 30,
                                                                                    -------------------------------
                                                                                        1998              1997
                                                                                        ----              ----

Cash flows from operating activities:
   Net income                                                                     $    3,535,420    $    3,392,884
   Adjustments  to  reconcile  net  income  to net cash
      provided  by  operating activities:
        Depreciation and amortization                                                    374,770           346,648
        Bad debt expense (recovery)                                                      (53,015)          (71,632)
        Deferred income taxes                                                            (58,019)          (18,512)
        (Increase) decrease in:
          Trade accounts receivable                                                    1,726,561         1,571,627
          Other receivables                                                              298,642           (94,996)
          Due from employees                                                              (3,050)           (2,650)
          Income taxes refundable                                                       (169,423)          (77,516)
          Inventories                                                                 (1,254,993)            4,218
          Prepaid expenses                                                                (6,838)         (122,702)
        Increase (decrease) in:
          Accounts payable and accrued expenses                                          905,408        (2,203,053)
          Accrued compensation and payroll taxes                                         (52,112)          (90,657)
          Income taxes payable                                                          (460,864)         (237,926)
                                                                                    -------------     -------------
              Net cash provided by operating activities                                4,782,487         2,395,733
                                                                                    -------------     -------------

Cash flows from investing activities:
   Purchase of property and equipment                                                   (454,577)       (2,980,342)
                                                                                    -------------     -------------

              Net cash used in investing activities                                     (454,577)       (2,980,342)
                                                                                    -------------     -------------

Cash flows from financing activities:
   Net payments on notes payable                                                               -          (744,000)
   Repurchase of common stock                                                         (4,983,200)                -
   Proceeds from exercise of stock options                                               187,125                 -
                                                                                    -------------     -------------
              Net cash used in financing activities                                   (4,796,075)         (744,000)
                                                                                    -------------     -------------
Net decrease in cash and cash equivalents                                               (468,165)       (1,328,609)

Cash and cash equivalents at beginning of period                                         985,807         1,677,739
                                                                                    -------------     -------------

Cash and cash equivalents at end of period                                        $      517,642    $      349,130
                                                                                  ==============    ==============

      See accompanying condensed notes to condensed financial statements.

                            OPTICAL CABLE CORPORATION
                CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED APRIL 30, 1998
                                  (Unaudited)

(1)      GENERAL

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1998. The unaudited condensed financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 1997.


(2)      INVENTORIES

         Inventories at April 30, 1998 and October 31, 1997 consist of the following:

                                                 April 30,           October 31,
                                                  1998                  1997
                                                  ----                  ----


         Finished goods                       $  5,076,856        $   4,854,697
         Work in process                         2,596,063            1,976,970
         Raw materials                           5,533,222            5,125,044
         Production supplies                        68,295               62,732
                                                -----------         ------------

                                              $ 13,274,436        $  12,019,443
                                               ===========         ============

(3)      NOTES PAYABLE

         On February 25, 1998, the Company and its bank executed a loan commitment letter, which renewed its $5 million secured revolving line of credit available for general corporate purposes and its $10 million secured line of credit to fund potential acquisitions, mergers or joint ventures. The lines of credit bear interest at 1.50 percent above the monthly LIBOR rate and are equally

                                                                     (Continued)

                           OPTICAL CABLE CORPORATION
               CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

(3)      (CONTINUED)

         and ratably secured by the Company's accounts receivable, contract rights, inventory, furniture and fixtures, machinery and equipment and general intangibles. The lines of credit will expire on February 28, 1999, unless renewed or extended.


(4)      STOCKHOLDERS' EQUITY

         On October 29, 1997, the Company's Board of Directors authorized the repurchase of up to $5 million of the Company's common stock in the open market or in privately negotiated transactions. On April 7, 1998, the Company's Board of Directors expanded the Company's share repurchase program by authorizing the repurchase of an aggregate of up to $10 million of the Company's common stock. During the six months ended April 30, 1998, the Company repurchased 462,130 shares of its common stock for $4,983,200.

         Subsequent to April 30, 1998 and through June 5, 1998, the Company repurchased 77,100 additional shares of its common stock in connection with its share repurchase program.

         On March 10, 1998, the Company's stockholders approved an amendment to the Company's articles of incorporation to increase the total number of authorized shares of common stock of the Company from 50,000,000 to 100,000,000.


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

                           OPTICAL CABLE CORPORATION
               CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)

(5)      (CONTINUED)

         SFAS No. 128 was required to be adopted by the Company at January 31, 1998. SFAS No. 128 also requires restatement of all prior-period EPS data previously presented. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented:


                                                          Net Income          Shares            Per Share
THREE MONTHS ENDED APRIL 30, 1998                        (Numerator)       (Denominator)         Amount
---------------------------------                        -------------     -------------       ------------
Earnings per common share                             $     1,712,448        38,359,633      $        0.045
Effect of dilutive stock options                                    -           303,518        ============
                                                         ------------      ------------
Earnings per common share - assuming dilution         $     1,712,448        38,663,151      $        0.044
                                                         ============      ============        ============

THREE MONTHS ENDED APRIL 30, 1997
---------------------------------
Earnings per common share                             $     1,312,523        38,675,416      $        0.034
Effect of dilutive stock options                                    -           349,075        ============
                                                         ------------     -------------
Earnings per common share - assuming dilution         $     1,312,523        39,024,491      $        0.034
                                                         ============     =============        ============

SIX MONTHS ENDED APRIL 30, 1998
-------------------------------
Earnings per common share                             $     3,535,420         38,485,488     $        0.092
Effect of dilutive stock options                                    -            292,728       ============
                                                         ------------      -------------
Earnings per common share - assuming dilution         $     3,535,420         39,778,216     $        0.091
                                                         ============      =============       ============

SIX MONTHS ENDED APRIL 30, 1997
-------------------------------
Earnings per common share                             $     3,392,884         38,675,416     $        0.088
Effect of dilutive stock options                                    -            349,501       ============
                                                         ------------      -------------
Earnings per common share - assuming dilution         $     3,392,884         39,024,917     $        0.087
                                                         ============      =============       ============

         Stock options that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive totaled 232,500 for the six months ended April 30, 1998.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1998 AND 1997

Net Sales

Net sales consists of gross sales of products, less discounts, refunds and returns. Net sales increased 9.8 percent to $11.7 million in second quarter 1998 from $10.6 million for the same period in 1997. This increase was attributable to an increase of approximately 22 percent in international sales over the second quarter of 1997.

Gross Profit Margin

Cost of goods sold consists of the cost of materials, compensation costs and overhead related to the Company's manufacturing operations. The Company's gross profit margin (gross profit as a percentage of net sales) increased to 43.4 percent in second quarter 1998 from 40.3 percent in second quarter 1997. This increase was due to reduced raw fiber prices, the Company's product mix sold and the ratio of net sales attributable to the Company's distributors during the period. During second quarter 1998, sales from orders $50,000 or more approximated 18 percent compared to 15 percent for second quarter 1997. In addition, during second quarter 1998, net sales to distributors approximated 50 percent versus 73 percent for the same period in 1997. Discounts on large orders and on sales to distributors are generally greater than for sales to the Company's other customer base.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the compensation costs (including sales commissions) for sales and marketing personnel, travel expenses, customer support expenses, trade show expenses, advertising, the compensation cost for administration, finance and general management personnel, as well as legal and accounting fees. Selling, general and administrative expenses as a percentage of net sales were 20.9 percent in second quarter 1998 compared to 21.2 percent in second quarter 1997. This lower percentage was primarily the result of the fact that net sales for second quarter 1998 increased 9.8 percent compared to second quarter 1997, while selling, general and administrative expenses increased 8.2 percent.

Income Before Income Tax Expense

Income before income tax expense increased 30.0 percent to $2.6 million for the three months ended April 30, 1998 compared to $2.0 million for the three months ended April 30, 1997. This was primarily due to the increased gross profit margin, offset by increased selling, general and administrative expenses.

Income Tax Expense

Income tax expense increased $211,000 to $934,000 for the three months ended April 30, 1998 compared to $723,000 for the same period in 1997 due to the increase in income before income tax expense. The Company's effective tax rate was 35.3 percent during the three months ended April 30, 1998 compared to 35.5 percent for the same period in 1997.

Net Income

Net income for second quarter 1998 was $1.7 million compared to $1.3 million for second quarter 1997. Despite an increase in income tax expense of $211,000, net income increased $400,000 due to the $611,000 increase in income before income tax expense.

SIX MONTHS ENDED APRIL 30, 1998 AND 1997

Net Sales

Net sales consists of gross sales of products, less discounts, refunds and returns. Net sales increased 1.8 percent to $23.6 million for the six months ended April 30, 1998 from $23.1 million for the same period in 1997. This slight increase was attributable to the 9.8 percent increase in net sales in second quarter 1998 compared to the same period in 1997 as described above, offset by a
4.9 percent decrease in net sales in first quarter 1998 attributable to the completion of shipments for a large international military project in first quarter 1997 and the delay of large potential orders in first quarter 1998 due to adverse weather conditions or economic uncertainty.

Gross Profit Margin

Cost of goods sold consists of the cost of materials, compensation costs and overhead related to the Company's manufacturing operations. The Company's gross profit margin (gross profit as a percentage of net sales) increased to 43.1 percent for the six months ended April 30, 1998 from 41.7 percent for the six months ended April 30, 1997. This increase was due to reduced raw fiber prices, the Company's product mix sold and the ratio of net sales attributable to the Company's distributors during the period. During the six months ended April 30, 1998, sales from orders $50,000 or more approximated 27 percent compared to 21 percent for the six months ended April 30, 1997. In addition, for the six months ended April 30, 1998, net sales to distributors approximated 52 percent versus 62 percent for the same period in 1997. Discounts on large orders and on sales to distributors are generally greater than for sales to the Company's other customer base.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the compensation costs (including sales commissions) for sales and marketing personnel, travel expenses, customer support expenses, trade show expenses, advertising, the compensation cost for administration, finance and general management personnel, as well as legal and accounting fees. Selling, general and administrative expenses as a percentage of net sales were 20.1 percent for the six months ended April 30, 1998 compared to 19.0 percent for the six months ended April 30, 1997. This higher percentage was primarily the result of the fact that net sales for the six months ended April 30, 1998 increased 1.8 percent compared to the same period in 1997, while selling, general and administrative expenses increased 7.5 percent.

Income Before Income Tax Expense

Income before income tax expense increased 4.1 percent to $5.5 million for the six months ended April 30, 1998 compared to $5.2 million for the six months ended April 30, 1997. This was primarily due to the increased gross profit margin, offset by increased selling, general and administrative expenses.

Income Tax Expense

Income tax expense increased $73,000 to $1.9 million for the six months ended April 30, 1998 compared to $1.8 million for the same period in 1997 due to the increase in income before income tax expense. The Company's effective tax rate was 35.2 percent during the six months ended April 30, 1998 and 1997.

Net Income

Net income for the six months ended April 30, 1998 was $3.5 million compared to $3.4 million for the six months ended April 30, 1997. Despite an increase in income tax expense of $73,000, net income increased $143,000 due to the $216,000 increase in income before income tax expense.

FINANCIAL CONDITION

Total assets at April 30, 1998 were $34.1 million, a decrease of $1.1 million, or 3.0 percent from October 31, 1997. This decrease was primarily due to an increase of $1.3 million in inventories, offset by decreases in trade accounts receivable of $1.7 million and cash and cash equivalents of $468,000.

Total stockholders' equity at April 30, 1998 decreased $1.3 million, or 4.0 percent from October 31, 1997 with net income retained, offset by the repurchase of common stock in the amount of $5.0 million accounting for the decrease.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of fiscal years 1998 and 1997, the Company's primary capital needs have been to fund working capital requirements and capital expenditures as needed. The Company also repaid some bank indebtedness during the first six months of fiscal year 1997. The Company's primary source of financing has been cash provided from operations. The Company maintains bank lines of credit; however, there were no balances outstanding under the lines as of the end of fiscal year 1997 or the second quarter of fiscal year 1998.

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

On October 29, 1997, the Company's Board of Directors authorized the repurchase of up to $5 million of the Company's common stock in the open market or in privately negotiated transactions. On April 7, 1998, the Company's Board of Directors expanded the Company's share repurchase program by authorizing the repurchase of an aggregate of up to $10 million of the Company's common stock. Through April 30, 1998, the Company has repurchased approximately $5.0 million of the Company's common stock. The repurchases were funded through cash flows from operating activities. The Company intends to use excess working capital and other sources as appropriate to finance the remaining share repurchase program.

Cash flows from operations were approximately $4.8 million and $2.4 million for the six months ended April 30, 1998 and 1997, respectively. Cash flows from operations for the six months ended April 30, 1998 were primarily provided by operating income, a decrease in trade accounts receivable of $1.7 million and an increase in accounts payable and accrued expenses of $905,000, offset by an increase in inventory of $1.3 million and income taxes paid of $2.6 million. For the six months ended April 30, 1997, cash flows from operations were primarily provided by operating income and a decrease in trade accounts receivable of $1.6 million, offset by a decrease in accounts payable and accrued expenses of $2.2 million and income taxes paid of $2.2 million.

Net cash used in investing activities was for expenditures related to facilities and equipment and was $455,000 and $3.0 million for the six months ended April 30, 1998 and 1997, respectively. The Company's expansion of its headquarters facilities was substantially completed as of January 31, 1997. As of April 30, 1998, there were no material commitments for additional capital expenditures.

Net cash used in financing activities was $4.8 million and $744,000 for the six months ended April 30, 1998 and 1997, respectively. The net cash used in financing activities for the six months ended April 30, 1998 included approximately $5.0 million related to the Company's common stock repurchase program, offset by proceeds from exercise of stock options of $187,000. The net cash used in financing activities for the six months ended April 30, 1997 consisted of repayment of debt outstanding under the Company's line of credit of $744,000.

DERIVATIVES

The Company does not use derivatives or other off-balance sheet instruments such as future contracts, forward obligations, interest rate swaps, or options.

YEAR 2000

Many computer software systems are designed to read only the last two digits whenever a year is entered. This could cause problems when the year "2000" is entered. Some software systems might recognize this as the year 1900, or not recognize the date at all. The Company is reviewing all of its computer applications to determine whether any Year 2000 problems exist and expects to have a reasonable plan in place to address Year 2000 issues by October 31, 1998. Given the Company's software and hardware and the nature of its industry, management does not consider the cost of addressing the Year 2000 issue to be a material event or uncertainty that would cause reported financial information not to be indicative of future operating results or financial condition.

NEW ACCOUNTING STANDARDS

There have been no accounting pronouncements issued during the period that would have a material effect on the financial position, results of operations or liquidity of the Company.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following information is furnished for matters submitted to a vote of security holders during the three months ended April 30, 1998:

(a) The Annual Meeting of Shareholders of Optical Cable Corporation was held on March 10, 1998.

(b) The name of each director elected at the meeting follows:

       Robert Kopstein
       Luke J. Huybrechts
       Kenneth W. Harber
       Randall H. Frazier
       John M. Holland

(c) A brief description of each matter voted upon at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, including a separate tabulation with respect to each nominee for office follows:

    1. To elect the following five directors to serve for the terms of office specified in the proxy statement and until their successors are duly elected and qualified.


                                                                Votes          Votes            Broker
          Director                            Votes for         against       abstaining       non-votes
          --------                            ---------         -------       ----------       ---------

          Robert Kopstein                    37,657,556          0               26,392          827,988
          Luke J. Huybrechts                 37,640,976          0               42,972          827,988
          Kenneth W. Harber                  37,640,776          0               43,172          827,988
          Randall H. Frazier                 37,655,241          0               28,707          827,988
          John M. Holland                    37,655,641          0               28,307          827,988

    2. To ratify the selection of KPMG Peat Marwick LLP as independent accountants for the Company for the fiscal year 1998.


                           Votes                Votes                Broker
        Votes for         against             abstaining           non-votes
        ---------         -------             ----------           ---------
         37,650,597        8,339               25,012              827,988


    3. To amend the Amended and Restated Articles of Incorporation to increase the total number of authorized shares of common stock of the Company from 50,000,000 to 100,000,000.


                           Votes                Votes                Broker
        Votes for         against             abstaining           non-votes
        ---------         -------             ----------           ---------
        37,495,285          109,018               79,645              827,988


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K for the six months ended April 30, 1998.

     See Index to Exhibits.

(b) Reports on Form 8-K filed during the three months ended April 30, 1998.

     A current report on Form 8-K was filed on April 7, 1998 announcing that the Board of Directors of the Company expanded the Company's stock repurchase plan by authorizing the repurchase of an aggregate of up to $10 million of the Company's common stock, which is an increase of $5 million in stock repurchases authorized by the Board of Directors in October 1997.

INDEX TO EXHIBITS

3.1 Amended and Restated Articles of Incorporation of Optical Cable Corporation (as amended by stockholders' action on March 10, 1998).

10.6 Loan Agreement, dated April 25, 1997, between Optical Cable Corporation and First Union National Bank of Virginia, as amended by Modification Number One to the Loan Agreement, dated March 5, 1998.

10.8 Promissory Note, dated April 25, 1997, issued by Optical Cable Corporation to First Union National Bank of Virginia in the amount of $5 million, as amended by Modification Number One to the ($5 million) Promissory Note, dated as of March __, 1998, and the related Sweep Plus Loan/Investment Services Description, and Promissory Note, dated April 25, 1997, issued by Optical Cable Corporation to First Union National Bank of Virginia in the amount of $10 million, as amended by Modification Number One to the ($10 million) Promissory Note, dated as of March __, 1998.

27   Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            OPTICAL CABLE CORPORATION
                                                     (Registrant)

Date:  June 10, 1998                        /s/Robert Kopstein
                                            ------------------------------------
                                            Robert Kopstein
                                            Chairman of the Board, President and
                                             Chief Executive Officer



Date: June 10, 1998                         /s/Kenneth W. Harber
                                            ------------------------------------
                                            Kenneth W. Harber
                                            Vice President of Finance, Treasurer
                                             and Secretary
                                            (principal financial  and accounting
                                             officer)