Form 10-Q
period 1998-07-31
OPTICAL CABLE CORP
filed 1998-09-14
CIK 1000230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1998

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. (1) Yes X No__   (2) Yes X No__

       As of September 8, 1998, 38,018,636 shares of the registrant's Common Stock, no par value, were outstanding. Of these outstanding shares, 36,000,000 shares were held by Robert Kopstein, Chairman of the Board, President and Chief Executive Officer of the registrant.

                           OPTICAL CABLE CORPORATION
                                Form 10-Q Index
                        Nine Months Ended July 31, 1998
                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS

                    Condensed Balance Sheets - July 31, 1998 and
                      October 31, 1997........................................2

                    Condensed Statements of Income - Three Months
                      and Nine Months Ended July 31, 1998 and 1997............3

                    Condensed Statement of Changes in Stockholders'
                      Equity - Nine Months Ended July 31, 1998................4

                    Condensed Statements of Cash Flows - Nine Months
                      Ended July 31, 1998 and 1997............................5

                    Condensed Notes to Condensed Financial Statements.......6-8

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION................9-13

PART II. OTHER INFORMATION

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..........................14

SIGNATURES....................................................................15

INDEX TO EXHIBITS.............................................................16

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            OPTICAL CABLE CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                          JULY 31,        OCTOBER 31,
                             ASSETS                                         1998             1997
                                                                            ----             ----
Current assets:
     Cash and cash equivalents                                        $       396,092    $      985,807
     Trade accounts receivable, net of allowance for doubtful
        accounts of $325,000 at July 31, 1998 and $307,400
        at October 31, 1997                                                10,737,743         9,931,276
     Other receivables                                                        156,803           540,102
     Due from employees                                                         6,139             3,534
     Inventories                                                           12,021,517        12,019,443
     Prepaid expenses                                                         153,455           121,046
     Deferred income taxes                                                    218,626            81,484
                                                                      ---------------   ---------------
            Total current assets                                           23,690,375        23,682,692

Other assets, net                                                              38,200            50,953
Property and equipment, net                                                11,252,311        11,480,433
                                                                      ---------------   ---------------
            Total assets                                              $    34,980,886   $    35,214,078
                                                                      ===============   ===============
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                                                    $       405,000   $             -
     Accounts payable and accrued expenses                                  3,219,070         2,593,256
     Accrued compensation and payroll taxes                                   553,896           612,736
     Income taxes payable                                                     334,549           564,999
                                                                      ---------------   ---------------
            Total current liabilities                                       4,512,515         3,770,991
Deferred income taxes                                                         150,071            64,382
                                                                      ---------------   ---------------
            Total liabilities                                               4,662,586         3,835,373
                                                                      ---------------   ---------------
Stockholders' equity:
     Preferred stock, no par value, authorized 1,000,000 shares;
        none issued and outstanding                                                 -                 -
     Common stock; no par value, authorized 100,000,000 shares;
        issued and outstanding 38,104,936 shares at July 31,
        1998 and 38,675,416 shares at October 31, 1997                     12,006,917        18,594,116
     Retained earnings                                                     18,311,383        12,784,589
                                                                      ---------------   ---------------
            Total stockholders' equity                                     30,318,300        31,378,705
Commitments and contingencies
                                                                      ---------------   ---------------
            Total liabilities and stockholders' equity                $    34,980,886   $    35,214,078
                                                                      ===============   ===============

      See accompanying condensed notes to condensed financial statements.

                            OPTICAL CABLE CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                  JULY 31,                    JULY 31,
                                                       -----------------------------   --------------------------
                                                           1998         1997              1998           1997
                                                           ----         ----              ----           ----

Net sales                                             $  13,727,433  $14,285,834     $  37,289,648  $ 37,422,716
Cost of goods sold                                        8,056,752    8,669,025        21,473,444    22,161,654
                                                      -------------  -----------     -------------  ------------
        Gross profit                                      5,670,681    5,616,809        15,816,204    15,261,062

Selling, general and administrative expenses              2,602,800    2,516,972         7,330,234     6,914,034
                                                      -------------  -----------     -------------  ------------
        Income from operations                            3,067,881    3,099,837         8,485,970     8,347,028

Other income (expense):
    Interest income                                           6,185        4,313            46,749        13,382
    Interest expense                                           (122)      (1,078)             (317)      (12,176)
    Other, net                                               (1,167)        (227)           (4,311)       (5,713)
                                                      -------------  -----------      -------------  ------------
        Other income (expense), net                           4,896        3,008            42,121        (4,507)
                                                      -------------  -----------      -------------  ------------
        Income before income tax expense                  3,072,777    3,102,845         8,528,091     8,342,521

Income tax expense                                        1,081,403    1,086,162         3,001,297     2,932,954
                                                      -------------  -----------      -------------  ------------
        Net income                                    $   1,991,374  $ 2,016,683     $   5,526,794  $  5,409,567
                                                      =============  ===========      =============  ============
Earnings per share (note 5):
    Earnings per common share                         $       0.052  $     0.052     $       0.144  $      0.140
                                                      =============  ===========      =============  ============
    Earnings per common share -
        assuming dilution                             $       0.052   $    0.052     $       0.143   $     0.139
                                                      =============  ===========      =============  ============

       See accompanying condensed notes to condensed financial statements.

                            OPTICAL CABLE CORPORATION
             CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                        NINE MONTHS ENDED JULY 31, 1998
                                    --------------------------------------------------------------------
                                             Common Stock                                     Total
                                    -------------------------------       Retained         Stockholders'
                                      Shares             Amount           Earnings            Equity
                                      ------             ------           --------            ------

Balances at October 31, 1997          38,675,416    $   18,594,116    $    12,784,589    $   31,378,705

Net income                                     -                 -          5,526,794         5,526,794
Repurchase of common stock              (648,330)       (6,781,824)                 -        (6,781,824)
Stock options exercised                   77,850           194,625                  -           194,625
                                      ----------    --------------    ---------------    --------------
Balances at July 31, 1998             38,104,936    $   12,006,917    $    18,311,383    $   30,318,300
                                      ==========    ==============    ===============    ==============



       See accompanying condensed notes to condensed financial statements.

                            OPTICAL CABLE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                                      JULY 31,
                                                                           -----------------------------
                                                                               1998            1997
                                                                               ----            ----
Cash flows from operating activities:
     Net income                                                          $    5,526,794    $  5,409,567
     Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization                                       576,989         532,200
            Bad debt expense                                                     45,402           4,868
            Deferred income taxes                                               (51,453)        (18,512)
            (Increase) decrease in:
               Trade accounts receivable                                       (851,869)       (967,040)
               Other receivables                                                383,299         (61,095)
               Due from employees                                                (2,605)         (3,200)
               Inventories                                                       (2,074)     (1,869,803)
               Prepaid expenses                                                 (32,409)        (64,693)
            Increase (decrease) in:
               Accounts payable and accrued expenses                            852,204        (806,478)
               Accrued compensation and payroll taxes                           (58,840)        (72,261)
               Income taxes payable                                            (230,450)        183,720
                                                                         --------------    ------------
                    Net cash provided by operating activities                 6,154,988       2,267,273
                                                                         --------------    ------------
Cash flows from investing activities:
     Purchase of property and equipment                                        (562,504)     (3,427,458)
                                                                         --------------    ------------
                    Net cash used in investing activities                      (562,504)     (3,427,458)
                                                                         --------------    ------------
Cash flows from financing activities:
     Net change in notes payable                                                405,000        (182,000)
     Repurchase of common stock                                              (6,781,824)              -
     Proceeds from exercise of stock options                                    194,625               -
                                                                         --------------    ------------
                    Net cash used in financing activities                    (6,182,199)       (182,000)
                                                                         --------------    ------------
Net decrease in cash and cash equivalents                                      (589,715)     (1,342,185)

Cash and cash equivalents at beginning of period                                985,807       1,677,739
                                                                         --------------    ------------

Cash and cash equivalents at end of period                               $      396,092    $    335,554
                                                                         ==============    ============

       See accompanying condensed notes to condensed financial statements.

                           OPTICAL CABLE CORPORATION
                CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS
                         NINE MONTHS ENDED JULY 31, 1998
                                   (Unaudited)

(1)      GENERAL

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1998. The unaudited condensed financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 1997.

(2)      INVENTORIES

         Inventories at July 31, 1998 and October 31, 1997 consist of the following:

                                                       JULY 31,           OCTOBER 31,
                                                         1998                 1997
                                                         ----                 ----
         Finished goods                            $     4,000,307     $      4,854,697
         Work in process                                 2,194,230            1,976,970
         Raw materials                                   5,775,498            5,125,044
         Production supplies                                51,482               62,732
                                                   ---------------     ----------------
                                                   $    12,021,517     $     12,019,443
                                                   ===============     ================

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

(4)      STOCKHOLDERS' EQUITY

         The Company's Board of Directors has authorized the repurchase of up to $10 million of the Company's common stock in the open market or in privately negotiated transactions. During the nine months ended July 31, 1998, the Company repurchased 648,330 shares of its common stock for $6,781,824.

         Subsequent to July 31, 1998 and through September 8, 1998, the Company repurchased 86,300 additional shares of its common stock in connection with its share repurchase program.

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

                                                                     (CONTINUED)

                         OPTICAL CABLE CORPORATION
                CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

(5)      (CONTINUED)

         SFAS No. 128 was required to be adopted by the Company at January 31, 1998. SFAS No. 128 also requires restatement of all prior-period EPS data previously presented. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented:


                                                          Net Income          Shares            Per Share
THREE MONTHS ENDED JULY 31, 1998                         (Numerator)       (Denominator)         Amount
--------------------------------                         -------------     -------------       ------------
Earnings per common share                             $     1,991,374        38,208,593      $           0.052
                                                                                             =================
Effect of dilutive stock options                                    -           258,690
                                                      ---------------        ----------
Earnings per common share - assuming dilution         $     1,991,374        38,467,283      $           0.052
                                                      ===============        ==========      =================

THREE MONTHS ENDED JULY 31, 1997
--------------------------------
Earnings per common share                             $     2,016,683        38,675,416     $           0.052
                                                                                             =================
Effect of dilutive stock options                                    -           327,234
                                                      ---------------        ----------
Earnings per common share - assuming dilution         $     2,016,683        39,002,650      $           0.052
                                                      ===============        ==========      =================

NINE MONTHS ENDED JULY 31, 1998
--------------------------------
Earnings per common share                             $     5,526,794        38,388,822      $           0.144
                                                                                             =================
Effect of dilutive stock options                                    -           289,737
                                                      ---------------        ----------
Earnings per common share - assuming dilution         $     5,526,794        38,678,559      $           0.143
                                                      ===============        ==========      =================

NINE MONTHS ENDED JULY 31, 1997
--------------------------------
Earnings per common share                             $     5,409,567        38,675,416      $           0.140
                                                                                             =================
Effect of dilutive stock options                                    -           357,792
                                                      ---------------        ----------
Earnings per common share - assuming dilution         $     5,409,567        39,033,208      $           0.139
                                                      ===============        ==========      =================

         Stock options that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive totaled 229,500 for the three months and nine months ended July 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1998 AND 1997

Net Sales

Net sales consists of gross sales of products, less discounts, refunds and returns. Net sales decreased 3.9 percent to $13.7 million in third quarter 1998 from $14.3 million for the same period in 1997. This decrease was primarily attributable to weather conditions and delays in large projects, as well as a reallocation of capital spending by the Company's customers away from communications expenditures towards Year 2000 projects.

Gross Profit Margin

Cost of goods sold consists of the cost of materials, compensation costs and overhead related to the Company's manufacturing operations. The Company's gross profit margin (gross profit as a percentage of net sales) increased to 41.3 percent in third quarter 1998 from 39.3 percent in third quarter 1997. This increase was due to reduced raw fiber prices, the Company's product mix sold and the ratio of net sales attributable to the Company's distributors during the period. During third quarter 1998, sales from orders $50,000 or more approximated 18 percent compared to 21 percent for third quarter 1997. In addition, during third quarter 1998, net sales to distributors approximated 64 percent versus 51 percent for the same period in 1997. Discounts on large orders and on sales to distributors are generally greater than for sales to the Company's other customer base.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the compensation costs (including sales commissions) for sales and marketing personnel, travel expenses, customer support expenses, trade show expenses, advertising, the compensation cost for administration, finance and general management personnel, as well as legal and accounting fees. Selling, general and administrative expenses as a percentage of net sales were 19.0 percent in third quarter 1998 compared to 17.6 percent in third quarter 1997. This higher percentage was primarily the result of the fact that net sales for third quarter 1998 decreased
3.9 percent compared to third quarter 1997, while selling, general and administrative expenses increased 3.4 percent.

Income Before Income Tax Expense

Income before income tax expense of $3.1 million for the three months ended July 31, 1998 was comparable to the three months ended July 31, 1997. This was primarily due to the increased gross profit margin, offset by decreased net sales and increased selling, general and administrative expenses.

Income Tax Expense

Income tax expense of $1.1 million for the three months ended July 31, 1998 was comparable to the same period in 1997. The Company's effective tax rate was 35.2 percent during the three months ended July 31, 1998 compared to 35.0 percent for the same period in 1997.
                                        9

Net Income

Net income for third quarter 1998 of $2.0 million was comparable to the third quarter 1997.

NINE MONTHS ENDED JULY 31, 1998 AND 1997

Net Sales

Net sales consists of gross sales of products, less discounts, refunds and returns. Net sales decreased slightly to $37.3 million for the nine months ended July 31, 1998 from $37.4 million for the same period in 1997. This slight decrease was attributable to the 3.9 percent decrease in net sales in third quarter 1998 compared to the same period in 1997 as described above, and the 4.9 percent decrease in net sales in first quarter 1998 attributable to the completion of shipments for a large international military project in first quarter 1997 and the delay of large potential orders in first quarter 1998 due to adverse weather conditions or economic uncertainty, offset by the 9.8 percent increase in net sales in second quarter 1998 compared to the same period in 1997 attributable to an increase of approximately 22 percent in international sales over the second quarter of 1997.

Gross Profit Margin

Cost of goods sold consists of the cost of materials, compensation costs and overhead related to the Company's manufacturing operations. The Company's gross profit margin (gross profit as a percentage of net sales) increased to 42.4 percent for the nine months ended July 31, 1998 from 40.8 percent for the nine months ended July 31, 1997. This increase was due to reduced raw fiber prices, the Company's product mix sold and the ratio of net sales attributable to the Company's distributors during the period. During the nine months ended July 31, 1998, sales from orders $50,000 or more approximated 18 percent compared to 21 percent for the nine months ended July 31, 1997. In addition, for the nine months ended July 31, 1998, net sales to distributors approximated 57 percent which was comparable to the same period in 1997. Discounts on large orders and on sales to distributors are generally greater than for sales to the Company's other customer base.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the compensation costs (including sales commissions) for sales and marketing personnel, travel expenses, customer support expenses, trade show expenses, advertising, the compensation cost for administration, finance and general management personnel, as well as legal and accounting fees. Selling, general and administrative expenses as a percentage of net sales were 19.7 percent for the nine months ended July 31, 1998 compared to 18.5 percent for the nine months ended July 31, 1997. This higher percentage was primarily the result of the fact that net sales for the nine months ended July 31, 1998 decreased slightly compared to the same period in 1997, while selling, general and administrative expenses increased 6.0 percent due to increased selling efforts.

Income Before Income Tax Expense

Income before income tax expense increased 2.2 percent to $8.5 million for the nine months ended July 31, 1998 compared to $8.3 million for the nine months ended July 31, 1997. This was primarily due to the increased gross profit margin, offset by increased selling, general and administrative expenses.

Income Tax Expense

Income tax expense increased 2.3 percent to $3.0 million for the nine months ended July 31, 1998 compared to $2.9 million for the same period in 1997 due to the increase in income before income tax expense. The Company's effective tax rate was 35.2 percent during both the nine months ended July 31, 1998 and 1997.

Net Income

Net income for the nine months ended July 31, 1998 was $5.5 million compared to $5.4 million for the nine months ended July 31, 1997. Despite an increase in income tax expense of $68,000, net income increased $117,000 due to the $185,000 increase in income before income tax expense.

FINANCIAL CONDITION

Total assets at July 31, 1998 were $35.0 million, a decrease of $233,000, or 0.7 percent from October 31, 1997. This decrease was primarily due to an increase of $806,000 in trade accounts receivable, offset by decreases in cash and cash equivalents of $590,000 and other receivables of $383,000.

Total stockholders' equity at July 31, 1998 decreased $1.1 million, or 3.4 percent from October 31, 1997 with net income retained, offset by the repurchase of common stock in the amount of $6.8 million accounting for the decrease.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of fiscal years 1998 and 1997, the Company's primary capital needs have been to fund working capital requirements and capital expenditures as needed. The Company's primary source of financing has been cash provided from operations. The Company maintains bank lines of credit and had $405,000 outstanding under one of the lines as of the end of the third quarter of fiscal year 1998. There were no balances outstanding under the lines as of the end of fiscal year 1997.

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

On October 29, 1997, the Company's Board of Directors authorized the repurchase of up to $5 million of the Company's common stock in the open market or in privately negotiated transactions. On April 7, 1998, the Company's Board of Directors expanded the Company's share repurchase program by authorizing the repurchase of an aggregate of up to $10 million of the Company's common stock. Through July 31, 1998, the Company has repurchased approximately $6.8 million of the Company's common stock. The repurchases were funded primarily through cash flows from operating activities. The Company intends to use excess working capital and other sources as appropriate to finance the remaining share repurchase program.

Cash flows from operations were approximately $6.2 million and $2.3 million for the nine months ended July 31, 1998 and 1997, respectively. Cash flows from operations for the nine months ended July 31, 1998 were primarily provided by operating income and an increase in accounts payable and accrued expenses of $852,000, offset by an increase in trade accounts receivable of $852,000 and income taxes paid of $3.3 million. For the nine months ended July 31, 1997, cash flows from operations were primarily provided by operating income, offset by an increase in trade accounts receivable of $967,000, an increase in inventory of $1.9 million, a decrease in accounts payable and accrued expenses of $806,000 and income taxes paid of $2.8 million.

Net cash used in investing activities was for expenditures related to facilities and equipment and was $563,000 and $3.4 million for the nine months ended July 31, 1998 and 1997, respectively. The Company's expansion of its headquarters facilities was substantially completed as of January 31, 1997. As of July 31, 1998, there were no material commitments for additional capital expenditures.

Net cash used in financing activities was $6.2 million and $182,000 for the nine months ended July 31, 1998 and 1997, respectively. The net cash used in financing activities for the nine months ended July 31, 1998 included approximately $6.8 million related to the Company's common stock repurchase program, offset by proceeds from exercise of stock options of $195,000 and borrowings under the Company's line of credit of $405,000. The net cash used in financing activities for the nine months ended July 31, 1997 consisted of repayment of debt outstanding under the Company's line of credit of $182,000.

DERIVATIVES

The Company does not use derivatives or off-balance sheet instruments such as future contracts, forward obligations, interest rate swaps, or option contracts.

YEAR 2000

The "Year 2000" problem will affect many computers and other electronic devices that are not programmed to properly recognize a year that begins with "20" instead of "19." Some devices may recognize dates on or after January 1, 2000 as a date during the 1900s, or may not recognize the date at all. If not corrected, many devices could fail or create erroneous results.

Since 1997, the Company has been actively assessing, planning and responding to the risks to the Company created by the Year 2000 problem. In assessing the risks, the Company has focused on both (i) its internal information technology ("IT") and non-IT systems, including, but not limited to, computer hardware and software, manufacturing equipment, printers, facsimile machines, and other control and accounting devices, and (ii) its interfaces with third parties with which the Company has material relationships, such as suppliers, customers and financial institutions.

The Company has completed its assessment and response planning with respect to its internal IT and non-IT systems. Additionally, the Company has substantially completed necessary remediation measures with respect to those internal systems. The Company's remediation has included updating various computer hardware and software and printers to be Year 2000 compliant. The Company has also determined that the Year 2000 problem will not have a material adverse affect on its manufacturing machinery. To date, the Company has expended less than $100,000 on its remediation measures and believes future remediation expenditures with respect to its internal systems to be less than $50,000. With respect to the Company's internal systems, the Company believes it will complete its planned remediation and any testing in time to ensure the Year 2000 problem will not have a material adverse affect on the Company or its business. The Company does not believe contingency plans are necessary for its internal systems at this time.

The Company is still in the process of assessing, planning and responding to potential Year 2000 problems which may arise from failures of third parties to be Year 2000 compliant. To date, the Company has sent questionnaires and reviewed responses from some of its major suppliers. At present, the Company has not been made aware of any Year 2000 issues of third parties that are expected to have a material adverse effect on the Company. The process of evaluating the Company's third party risk is expected to be ongoing and at this point the Company cannot determine the level of Year 2000 risk associated with third parties.

The Company is still in the process of evaluating the potential effects of a worst-case scenario. While the Company believes that it is taking the necessary steps to resolve its Year 2000 issues in a timely manner, there can be no assurance that the Company will not have any Year 2000 problems. If any such problems occur, the Company will work to solve them as quickly as possible. At present, the Company does not expect that such problems related to the Company's internal IT and non-IT systems will have a material adverse affect on its business. The failure, however, of one or more of the Company's major suppliers, customers or financial institutions to be Year 2000 compliant could have a material adverse effect on the Company.

NEW ACCOUNTING STANDARDS

There have been no accounting pronouncements issued during the period that would have a material effect on the financial position, results of operations or liquidity of the Company.

FORWARD-LOOKING INFORMATION

This Form 10-Q may contain certain "forward-looking" information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning the Company's outlook for the future, (ii) statements of belief, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to risks and uncertainties that may cause actual events to differ materially from the expectations of the Company. Factors that could cause or contribute to such differences include, but are not limited to, the level of sales to key customers, actions by competitors, fluctuations in the price of raw materials (including optical fiber), the Company's dependence on a single manufacturing facility, the ability of the Company to protect its proprietary manufacturing technology, the Company's dependence on a limited number of suppliers, technological changes and introductions of new competing products, and market and economic conditions in the areas of the world in which the Company operates or markets its products.

                           PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits required by Item 601 of Regulation S-K for the nine months ended July 31, 1998.

                   Exhibit No.             Description
                   -----------             -----------

                     10.9            Optical Cable Corporation
                                     Employee Stock Purchase Plan

                      27             Financial Data Schedule

            (b) Reports on Form 8-K filed during the three months ended July 31,
                1998.

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   OPTICAL CABLE CORPORATION
                                          (Registrant)


Date:  September 10, 1998          /s/Robert Kopstein
                                   ---------------------------------------
                                   Robert Kopstein
                                   Chairman of the Board, President and
                                   Chief Executive Officer





Date:  September 10, 1998          /s/Kenneth W. Harber
                                   ---------------------------------------
                                   Kenneth W. Harber
                                   Vice President of Finance, Treasurer
                                      and Secretary
                                   (principal financial and accounting officer)

                                INDEX TO EXHIBITS

                     Exhibit No.           Description
                     -----------           -----------

                       10.9             Optical Cable Corporation
                                        Employee Stock Purchase Plan

                       27               Financial Data Schedule