Form 10-K
period 1998-10-31
OPTICAL CABLE CORP
filed 1999-01-29
CIK 1000230

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998

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

                           Common Stock, no par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No[ ](2) Yes [X] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of shares of common stock held by non-affiliates at January 15, 1999 was $22,453,512.

     As of January 15, 1999, 37,862,936 shares of the Registrant's Common Stock were outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE

Portions of Optical Cable Corporation's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

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

     Because most of the world's information storage, reception and display systems (such as computers, telephones and televisions) are electronically based, various electro-optical hardware components must be attached to each end of an optical fiber. For instance, a laser or light emitting diode converts electrically encoded information into light signals, which travel over the optical fiber to the terminal point of reception. At the terminal point a photodetector converts the information back to its original form. Other passive optical components such as optical connectors and splices facilitate the travel of a light signal from one optical fiber to another or to another electro-optical component, while couplers and splitters combine or divide signals, thereby permitting simultaneous distribution of information to or from multiple locations. The cost of the necessary electro-optical transmitters and recorders has been reduced to the point where fiber optic cable is economically feasible for many moderate distance applications.

     Like copper cable, fiber optic cable is restricted to applications in which it is possible to lay cable between the point of transmission and the point of reception. Wireless communication media do not have this limitation.

     The Long Distance Telephone Market

     Private industry initially developed optical fiber systems for long distance commercial applications, particularly the U.S. telephone networks. For the long distance telephone market, "single mode" optical fiber is generally used. To protect the optical fiber without adversely affecting its optical performance, fiber optic cable producers use a high-density (i.e., high fiber count) "loose tube" cable construction. This cable design was intended to put many optical fibers in a small, relatively inexpensive cable. To protect such cables from water penetration, manufacturers add a water-blocking but flammable gel, making them unsuitable for indoor use.

     U.S. long distance carriers have aggressively installed fiber optic routes across the United States. Since the late 1980s, optical fiber has constituted nearly all of the long distance telephone network, as well as the interoffice local exchange network connecting central telephone offices in the same area.

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

     The large cable television companies, often referred to as Multiple System Operators, the Regional Bell Operating Companies ("RBOCs"), and other independent long distance carriers are competing to provide enhanced cable television, data, and other information highway services to homes and businesses. Many of these companies have begun to use, on a limited basis, optical fiber systems in the portion of the U.S. telephone networks which lies between telephone companies' central offices and subscribers' offices and homes (the "subscriber loop"). To date, the subscriber loop remains overwhelmingly copper. Because the subscriber loop represents approximately 90% of the U.S. telephone system (measured by total length of cable), the potential demand for fiber optic cable in this application is very large, provided that cost parity with copper cable systems can be achieved.

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

     Capitalize on Proprietary, Automated Manufacturing Processes

     The Company believes that its customized, internally developed and highly automated manufacturing processes provide a competitive advantage. The Company has developed proprietary process control systems to ensure consistency and uniformity at high throughput rates. Ample capacity, versatile automated production processes and a broad range of products are intended to enable the Company to be flexible and responsive to customer needs.

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

     Distribution and Marketing Presence

     The Company distributes its products through independent distributors to supplement the Company's existing distribution channels and to provide the Company with access to a greater number of potential customers in the United States. Revenues from international sales were approximately 25%, 27% and 22% in fiscal 1996, 1997 and 1998, respectively. The Company does not separately track gross profit or expenses attributable to international sales. Substantially, all of the Company's international sales are denominated in U.S. dollars. The Company has no material assets located outside of the United States. (See also
Note 9 to the Financial Statments which begin on page 35.)

     Additionally, in December 1998, the Company announced its plans to establish an Internet subsidiary to offer one-stop shopping to global purchasers of communication materials. Working with IBM's E-Commerce division, the Company is in the initial stages of site design, but expects to be operational sometime in the spring of 1999. Initially, the venture will be part of the Company's existing web site, http://www.occfiber.com, and will include only the Company's product line. The Company intends to look for opportunities to establish strategic alliances with other leading suppliers of communications equipment to expand the web-site's future offerings and eventually create an independent communications superstore.

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




                      [The remainder of this page is blank]

           Product Type                       Features/Description                          Applications
           ------------                       --------------------                          ------------
A-Series Simplex and Duplex          o   simplex (one optical fiber) and      o  short "patch cord" cables
  "Assembly" Cables                      duplex (two optical fibers)          o  links between electronic equipment
                                         cables                                  and main fiber optic cable
                                     o   tight-buffered coating on each       o  routing connections in patching
                                         optical fiber                           systems
                                     o   aramid yarn strength members         o  indoor use
                                     o   thermoplastic outer jacket
                                     o   flame retardant

-----------------------------------------------------------------------------------------------------------------------
B-Series "Breakout"                  o   2 to 156 optical fibers              o  direct termination with connectors
  Cables                             o   tight-buffered coating on each          on each optical fiber
                                         optical fiber                        o  short and moderate distance links
                                     o   elastomeric jacket encases each         between buildings or within a
                                         optical fiber and surrounding           building, where multiple termination
                                         aramid yarn strength members            points are needed
                                         (similar to an A-Series simplex      o  installations where ease of
                                         cable)                                  termination and termination cost are
                                     o   Core-LockedTM outer jacket              important factors
                                     o   rugged                               o  indoor and outdoor use
                                     o   flame retardant
                                     o   moisture and fungus resistant

-----------------------------------------------------------------------------------------------------------------------
D-Series "Distribution"              o   2 to 156 optical fibers              o  longer distance runs where size and
  Cables                             o   tight-buffered coating on each          cable cost are more significant
                                         optical fiber                        o  can be armored for additional
                                     o   Core-LockedTM outer jacket              protection in buried and overhead
                                         encases the optical fibers and          installations
                                         aramid yarn strength members         o  indoor and outdoor use
                                     o   smaller, lighter and less
                                         expensive than the B-Series
                                         cable
                                     o   high strength to weight ratio
                                     o   compact size
                                     o   rugged
                                     o   flame retardant
                                     o   moisture and fungus resistant

-----------------------------------------------------------------------------------------------------------------------
G-Series "Subgrouping"               o   up to 864 optical fibers in          o  high fiber count systems
  Cables                                 various subgroup sizes               o  subgroups needed to facilitate
                                     o   multi-fiber subcables, each             organization of large numbers of
                                         similar to a D-Series cable             optical fibers
                                     o   Core-LockedTM outer jacket           o  subcables routed to different
                                         surrounds subcables                     locations
                                     o   high density "micro" construction    o  installations requiring several
                                     o   rugged                                  different optical fiber types
                                     o   flame retardant                      o  indoor and outdoor use
                                     o   moisture and fungus resistant

-----------------------------------------------------------------------------------------------------------------------

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

     D-Series "Distribution" Cables. The Company's D-Series cables are made with the same tight-buffered optical fiber and high performance Core-LockedTM PVC outer jacket as the B-Series cable. Unlike the B-Series cable, however, each tight-buffered optical fiber in a D-Series cable is not covered with a separate subcable jacket. D-Series cable is intended for longer distance applications, where termination considerations are less important and often traded off for size, weight and cost. The tight-buffered optical fiber and Core-LockedTM PVC outer jacket make D-Series cables rugged and survivable, with a small, lightweight configuration. The high strength to weight ratio of these cables makes them well suited for installations where long lengths of cables must be pulled through duct systems. D-Series cable is used in relatively longer length segments of installations.

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

     Product Development

     The Company continues to develop enhancements to its automated, computer-controlled production processes that it believes increase product quality and reduce costs. Many of the Company's technological advances are the result of refinements and improvements made during production runs. Occasionally, potential customers contact the Company to develop new products or modify product designs for them, which ultimately may appeal to other customers. The development costs associated with new products and modified product designs requested by the customer are included in the price charged to that customer. By utilizing these new products and modified product designs, the Company continues to improve its product line with minimal direct expenditures for research and development.

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

     Office Facilities. Banks, stock trading companies, insurance companies, and other businesses often have a need to distribute information among a large number of workstations, have time-critical data and would incur severe costs as a result of system failures. A LAN connected with fiber optic cable has in the past several years been an increasingly common way of implementing management information systems for these businesses.

     Educational Institutions. Colleges and universities have been leaders in implementing large fiber optic networks. Many states have undertaken large-scale projects to install networks in high schools and even grade schools. These systems link personal computers with central file servers. As interactive learning systems require increased transmission speeds, optical fiber becomes a logical medium.

     Manufacturing and Mining Facilities. Manufacturing and mining facilities are typically not air conditioned, are less clean and otherwise have a less controlled environment than other types of businesses. They often contain heavy electrical equipment, which causes electromagnetic interference if conventional copper cable is used. The advantages of fiber optic cable in this environment include immunity to electrical noise, ruggedness, high information carrying capacity and greater distance capability. The Company's products are installed in automotive assembly plants, steel plants, chemical and drug facilities, petroleum refineries, mines and other similar environments.

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

SALES, MARKETING AND CUSTOMER SERVICE

     The Company's products are sold to end users, electrical contractors, system integrators, value-added resellers ("VARs"), OEMs and distributors. Additionally, the Company has plans to establish a subsidiary which will offer the Company's products over the Internet. Distribution methods are adapted to the particular needs of different types of customers. The decision to purchase the Company's products may be made by end users, distributors, electrical contractors, system integrators or specialized installers. The Company attempts to reach these decision makers by advertising in fiber optics trade journals and other communications magazines. The Company also participates in numerous domestic and international trade shows attended by customers and prospective customers. International sales are made primarily through foreign distributors, system integrators and VARs.

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

     Furthermore, the Company believes that it has a reputation for product excellence based on its success with large projects for end users such as Chrysler Corporation, 3M, Virginia Polytechnic Institute and State University, Bankers Trust and Salomon Brothers Inc, and for integrators such as Ameritech Information Systems and US WEST. The Company had no single customer that accounted for more than 5% of its net sales in fiscal 1996, 1997 or 1998.
However, in fiscal 1998, 27% of net sales were attributable to two major domestic distributors. Most of the Company's revenue in each quarter results from orders received in that quarter. Accordingly, the Company does not believe that its backlog at any particular point in time is indicative of future sales. The Company believes that its customer base is diverse, crossing over many markets and regions worldwide and believes that it is important to maintain that diversity to avoid dependence on any particular segment of the economy or area of the world.

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

COMPETITION

     The market for fiber optic cable, including the moderate distance market in which the Company's products are concentrated, is highly competitive. Siecor Corp. (a joint venture of Siemens AG and Corning) and Lucent Technologies are the leading manufacturers of fiber optic cable for both the long distance telephone market and the moderate distance market. Although both manufacture gel-filled, loose tube cables, a significant portion of Lucent Technologies and Siecor Corp.'s fiber optic cable sales are tight-buffered fiber optic cable products in the moderate distance market. Also, Corning and Lucent Technologies are principal suppliers of optical fiber worldwide. The Company's competitors, including Siecor Corp. and Lucent Technologies, are more established, having a large business base in the long distance telephone, gel-filled, loose tube cable market. Those companies can benefit from greater market recognition and have greater financial, research and development, production and marketing resources than the Company.

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

EMPLOYEES

As of October 31, 1998, the Company employed a total of 133 persons, including 34 in sales, marketing and customer service, 12 in engineering, product development and quality control, 75 in manufacturing, and 12 in finance and administration. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppage and believes its employee relations are excellent.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no issues or matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "OCCF". The following table sets forth for the fiscal periods indicated the high and low sales prices of the Common Stock, as reported on the Nasdaq National Market, during the two most recent fiscal years. On January 15, 1999, the Company's Common Stock closed at a price of $ 12.125 per share.




FISCAL YEAR ENDED OCTOBER 31, 1998                                 HIGH             LOW
----------------------------------                                 ----             ---
First Quarter (November 1, 1997 to January 31, 1998)            $ 12.125         $ 8.125

Second Quarter (February 1 to April 30, 1998)                     13.500           9.000

Third Quarter (May 1 to July 31, 1998)                            11.250           8.500

Fourth Quarter (August 1 to October 31, 1998)                     12.750           6.500



FISCAL YEAR ENDED OCTOBER 31, 1997
----------------------------------

First Quarter (November 1, 1996 to January 31, 1997)            $ 14.750        $ 10.375

Second Quarter (February 1 to April 30, 1997)                     17.750           9.875

Third Quarter (May 1 to July 31, 1997)                            13.125           7.125

Fourth Quarter (August 1 to October 31, 1997)                     16.250           7.875

----------

     As of January 15, 1999, there were an estimated 4,279 holders of record of the Common Stock.

     The Company has not paid or declared any cash dividends on its common stock since the completion of its initial public offering in 1996. While there are no restrictions on the payment of dividends, the Company does not anticipate paying any cash dividends on its common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA


                            OPTICAL CABLE CORPORATION
                             SELECTED FINANCIAL DATA

                                                                               YEARS ENDED OCTOBER 31,
                                                        ----------------------------------------------------------------
                                                          1998         1997          1996         1995          1994
                                                          ----         ----          ----         ----          ----
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
     Net sales                                        $    50,589  $    52,189   $    45,152  $    36,360   $    26,217
     Cost of goods sold                                    29,330       30,613        24,907       20,121        14,138
                                                        ----------   ----------    ----------   ----------    ----------
        Gross profit                                       21,259       21,576        20,245       16,239        12,079
     Total operating expenses                               9,939        9,572         8,416        7,660         7,967
                                                        ----------   ----------    ----------   ----------    ----------
        Income from operations                             11,320       12,004        11,829        8,579         4,112
     Other income (expense), net                               57          (47)          198         (379)         (614)
                                                        ----------   ----------    ----------   ----------    ----------
        Income before income tax expense
          and extraordinary item                           11,377       11,957        12,027        8,200         3,498
     Income tax expense (1)                                 4,107        4,150         2,806            -             -
                                                        ----------   ----------    ----------   ----------    ----------
        Income before extraordinary item                    7,270        7,807         9,221        8,200         3,498
     Extraordinary item                                         -            -             -            -          (149)
                                                        ----------   ----------    ----------   ----------    ----------

        Net income                                    $     7,270  $     7,807   $     9,221  $     8,200   $     3,349
                                                        ==========   ==========    ==========   ==========    ==========

     Pro forma Income Data (1):
        Net income before pro forma income
          tax provision, as reported                                             $     9,221
        Pro forma income tax provision                                                 1,747
                                                                                   ----------

        Pro forma net income                                                     $     7,474
                                                                                   ==========


     Earnings per common share
        (pro forma for 1996)                         $       .190  $      .202   $      .190
                                                        ==========   ==========    ==========

     Earnings per common share - assuming
        dilution (pro forma for 1996)                $       .188  $      .200   $      .189
                                                        ==========   ==========    ==========

BALANCE SHEET DATA:
     Working capital                                  $    18,991  $    19,912   $    14,377  $     9,076   $    10,140
     Total assets                                          32,829       35,214        31,127       18,819        19,056
     Long-term debt, less current maturities                    -            -             -            -         8,000
     Total stockholders' equity                            29,991       31,379        23,572       14,952         7,832

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                            OPTICAL CABLE CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


FORWARD-LOOKING INFORMATION

This report may contain certain "forward-looking" information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning the Company's outlook for the future, (ii) statements of belief, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to risks and uncertainties that may cause actual events to differ materially from the expectations of the Company. Factors that could cause or contribute to such differences include, but are not limited to, the level of sales to key customers, actions by competitors, fluctuations in the price of raw materials (including optical fiber), the Company's dependence on a single manufacturing facility, the ability of the Company to protect its proprietary manufacturing technology, the Company's dependence on a limited number of suppliers, technological changes and introductions of new competing products, changes in market demand, and market and economic conditions in the areas of the world in which the Company operates and markets its products.

RESULTS OF OPERATIONS

Net Sales

Net sales consists of gross sales of products, less discounts, refunds and returns. Net sales decreased 3.1 percent to $50.6 million in fiscal 1998 from $52.2 million for fiscal 1997. This decrease was primarily attributable to reduced raw fiber prices resulting in some downward pressure on selling prices as well as reduced demand in the Far and Middle East as a result of volatile economic conditions in those regions. In addition, weather conditions and delays in large projects, as well as a reallocation of capital spending by the Company's customers away from communications expenditures towards Year 2000 projects contributed to the decrease.

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

Management believes that the Company's business will grow as the global market for fiber optic cable used for moderate distance applications expands. Management anticipates that new electronic communication devices will continue to become more reliant on fiber optic technology to achieve improved performance. Additionally, the Company expects new markets for fiber optic cable to emerge as fiber optic sensors are developed for production plant automation, smart highways, security applications, and other specialty applications. Management believes the Company's unique technological background and specialty market expertise should assist the Company in capturing its share of any increase in the global market for fiber optic cable used for moderate distance applications and contribute to future earnings growth for the Company. The Company also intends to use its existing product line to make inroads into other markets such as moderate distance applications for single-mode telecommunications and cable television.

                            OPTICAL CABLE CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


Gross Profit Margin

Cost of goods sold consists of the cost of materials, compensation costs and overhead related to the Company's manufacturing operations. The Company's gross profit margin (gross profit as a percentage of net sales) increased to 42.0 percent in fiscal 1998 from 41.3 percent in fiscal 1997. This slight increase was due to reduced raw fiber prices, partially offset by some downward pressure on selling prices, by the impact of the increase in the ratio of large orders and the increase in the ratio of net sales attributable to the Company's distributors during the year. During fiscal 1998, sales from orders $50,000 or more approximated 18 percent of net sales compared to 20 percent for fiscal 1997. Discounts on large orders are generally greater than for sales from orders less than $50,000. In addition, for fiscal 1998, net sales to distributors approximated 62 percent of net sales versus 57 percent for fiscal 1997. Discounts on sales to distributors are generally greater than for sales to the Company's other customer base.

The Company's gross profit margin  decreased to 41.3 percent in fiscal 1997 from
44.8 percent in fiscal 1996. This decrease was due to increased raw fiber prices, the Company's product mix sold, the ratio of large orders and the ratio of net sales attributable to the Company's distributors during the year. During fiscal 1997, sales from orders $50,000 or more approximated 20 percent of net sales compared to 19 percent for fiscal 1996. In addition, for fiscal 1997, net sales to distributors approximated 57 percent of net sales versus 49 percent for fiscal 1996.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses consist of the compensation costs (including sales commissions) for sales and marketing personnel, travel expenses, customer support expenses, trade show expenses, advertising, the compensation cost for administration, finance and general management personnel, as well as legal and accounting fees. Selling, general and administrative expenses as a percentage of net sales were 19.6 percent in fiscal 1998 compared to 18.3 percent in fiscal 1997. This higher percentage was primarily the result of the fact that net sales for fiscal 1998 decreased while selling, general and administrative expenses increased 3.8 percent compared to fiscal 1997. The ratio of selling, general and administrative expenses as a percentage of net sales was also impacted due to incurring approximately $130,000 of expenses to develop and distribute a new catalog during fiscal 1998 in an effort to improve international sales.

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

Income Before Income Tax Expense

Income before income tax expense of $11.3 million in fiscal 1998 decreased $579,000 compared to fiscal 1997. This decrease was primarily due to decreased sales volume and decreasing sales prices resulting from reduced raw fiber costs offset by the slight increase in gross profit margin.

                            OPTICAL CABLE CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


Income before income tax expense of $12.0 million in fiscal 1997 decreased $70,000 compared to fiscal 1996. This slight decrease was primarily due to increased sales volume offset by the decrease in gross profit margin.

Income Taxes

Through March 31, 1996, the Company was not subject to federal and state income taxes since it had elected to be taxed as an S Corporation. In connection with the Company's initial public offering (see note 11 to financial statements), the Company terminated its status as an S Corporation effective March 31, 1996 and became subject to federal and state income taxes. The statements of income for the years ended October 31, 1998 and 1997 includes income taxes, at effective tax rates of 36.1 percent and 34.7 percent, respectively, and the statement of income for the year ended October 31, 1996 includes income taxes from April 1, 1996, and, for informational purposes, a pro forma adjustment for income taxes, at an effective tax rate of 37.9 percent, which would have been recorded if the Company had been subject to income taxes for the entire period presented. The higher effective tax rate for fiscal 1998 compared to fiscal 1997 is due primarily to a reduced benefit of the Company's foreign sales corporation due to lower international sales. The lower effective tax rate for fiscal 1997 compared to fiscal 1996 is due primarily to the benefit of the Company's foreign sales corporation.

Net Income

Net income for fiscal 1998 was $7.3 million compared to $7.8 million for fiscal 1997. Net income decreased $537,000 due primarily to decreased sales volume and decreasing sales prices resulting from reduced raw fiber costs offset by the slight increase in gross profit margin.

Net income for fiscal 1997 was $7.8 million compared to $9.2 million for fiscal 1996. Net income decreased $1.4 million due primarily to income tax expense of $4.1 million for fiscal 1997 compared to $2.8 million for fiscal 1996 as a result of the Company's termination of its S Corporation status effective March 31, 1996. Net income for fiscal 1997 increased $333,000, or 4.5 percent over pro forma net income for fiscal 1996. This increase resulted from the decrease in income before income tax expense of $70,000, and by the $404,000 decrease in income tax expense in fiscal 1997 from the pro forma income tax provision in fiscal 1996.

FINANCIAL CONDITION

Total assets at October 31, 1998 were $32.8 million, a decrease of $2.4 million, or 6.8 percent from October 31, 1997. This decrease was primarily due to management's efforts to decrease inventories, which resulted in a $2.1 million reduction in inventories.

Total stockholders' equity at October 31, 1998 decreased $1.4 million, or 4.4 percent from October 31, 1997. This decrease was primarily due to net income retained, offset by the repurchase of approximately $9 million of the Company's common stock.

                            OPTICAL CABLE CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital needs have been to (i) fund working capital requirements, (ii) repay indebtedness, (iii) purchase property and equipment for expansion, (iv) repurchase its common stock and (v) fund distributions to its previously sole stockholder primarily to satisfy his tax liabilities resulting from the Company's S Corporation status, which was terminated March 31, 1996. The Company's primary sources of financing have been cash from operations, bank borrowings and proceeds from the initial public offering of the Company's common stock. The Company believes that its cash flow from operations and available lines of credit will be adequate to fund its operations for at least the next twelve months.

Under a loan agreement with its bank dated April 27, 1997, as amended, the Company has a $5 million secured revolving line of credit available for general corporate purposes as well as a $10 million secured line of credit to fund potential acquisitions, mergers or joint ventures. The lines of credit are equally and ratably secured by the Company's accounts receivable, contract rights, inventory, furniture and fixtures, machinery and equipment and general intangibles. The lines of credit will expire on February 28, 1999, unless renewed or extended. As of the date hereof, the Company has no additional material sources of financing.

The Company's Board of Directors has authorized the repurchase of up to $10 million of the Company's common stock in the open market or in privately negotiated transactions. Through October 31, 1998, approximately $9 million of common stock had been repurchased by the Company under this authorization.

Cash flows from operations were approximately $9.6 million, $4.0 million and $4.1 million in fiscal 1998, 1997 and 1996, respectively. Cash flows from operations in fiscal 1998 were primarily provided by operating income and a decrease in inventory of $2.1 million. In 1998, the Company reduced its inventory of optical fiber due to anticipated continued reductions in raw fiber prices. For fiscal 1997, cash flows from operations were primarily provided by operating income, offset by an increase in trade accounts receivable of $552,000, an increase in inventory of $1.8 million and a decrease in accounts payable and accrued expenses of $2.3 million. For fiscal 1996, cash flows from operations were primarily provided by operating income, offset by an increase in trade accounts receivable of $3.4 million and an increase in inventory of $4.2 million.

Net cash used in investing activities was for expenditures related to facilities and equipment and was $622,000, $3.6 million and $3.1 million in fiscal 1998, 1997 and 1996, respectively. The Company's expansion of its headquarters facilities was completed in fiscal 1997.

Net cash provided by (used in) financing activities was $(8.8) million, $(1.1) million and $193,000 in fiscal 1998, 1997 and 1996, respectively. The net cash used in financing activities in fiscal 1998 consisted of a repurchase of common stock in the amount of $9 million, offset by proceeds received from the exercise of employee stock options of $198,000. The net cash used in financing activities in fiscal 1997 consisted of repayment of debt outstanding under the Company's lines of credit of $1.1 million compared to an increase of $794,000 in fiscal 1996. The net cash provided by financing activities in fiscal 1996 also included net proceeds from the issuance of common stock of $5.6 million, offset by $6.2 million in cash distributions to the Company's previously sole stockholder for payment of his income taxes with respect to the taxable income of the Company prior to the termination of the Company's S Corporation status.

                            OPTICAL CABLE CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


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

The Company has completed its assessment of potential Year 2000 problems which may arise from failures of third parties to be Year 2000 compliant. However, many of the Company's suppliers and customers are still engaged in executing their Year 2000 readiness efforts and, as a result, the Company cannot fully evaluate the Year 2000 risks to its supply chain and its distribution channels at this time. The Company's assessment efforts included sending questionnaires to major third party suppliers and reviewing responses, and taking other steps to assess risks as deemed appropriate.

The Company has not been made aware of any Year 2000 issues of third parties that are expected to be unresolved prior to December 31, 1999 and that would have a material adverse effect on the Company. Nonetheless, the Company is considering contingency plans, as appropriate, including relying on raw material inventory on hand and identification of alternative suppliers. The Company will continue to monitor the Year 2000 status of third parties with which it has material relationships to minimize its risk from failures of such parties to be Year 2000 compliant.

                            OPTICAL CABLE CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


The most likely worst case scenario for the Company with respect to the Year 2000 problem is the failure of a supplier, including an energy supplier, to be Year 2000 compliant such that its supply of needed products or services to the Company's manufacturing facility is interrupted temporarily. This could result in the Company not being able to produce fiber optic cable for a period of time, which in turn could result in lost sales and gross profit.

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

SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of this Statement. The adoption of SFAS No. 130 during the 1998 fiscal year did not have any effect on current or prior period financial statement displays presented by the Company.

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

                            OPTICAL CABLE CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


segments  in  interim  financial   reports  issued  to  shareholders.   It  also
establishes standards for related disclosures about products and services, geographic areas and major customers.

SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated, unless it is impracticable to do so. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application. The Company will adopt SFAS No. 131 as of November 1, 1998. It is not anticipated that SFAS No. 131 will have any material effect on current or prior period segment disclosures presented by the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            OPTICAL CABLE CORPORATION
                                    INDEX TO
                              FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES


                                                                              PAGE
                                                                              ----
FINANCIAL STATEMENTS:

Independent Auditors' Report .................................................. 24

Balance Sheets as of October 31, 1998 and 1997................................. 25

Statements of Income for the Years Ended October 31, 1998, 1997 and 1996....... 26

Statements of Stockholders' Equity for the Years Ended October 31, 1998, 1997
and 1996....................................................................... 27

Statements of Cash Flows for the Years Ended October 31, 1998, 1997 and 1996... 28

Notes to Financial Statements.................................................. 29


FINANCIAL STATEMENT SCHEDULES:

No financial statement schedules have been included since they are not required, not applicable, or the information is otherwise included in the financial statements of the Company.


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Optical Cable Corporation:

We have audited the accompanying balance sheets of Optical Cable Corporation as of October 31, 1998 and 1997, and the related statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optical Cable Corporation as of October 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 1998, in conformity with generally accepted accounting principles.


                                                       KPMG LLP

Roanoke, Virginia
December 11, 1998

                            OPTICAL CABLE CORPORATION
                                 Balance Sheets
                            October 31, 1998 and 1997

                                                                                                  OCTOBER 31,
                                                                                      ----------------------------------
                                     ASSETS                                               1998                 1997
                                                                                      --------------     ---------------
Current assets:
    Cash and cash equivalents                                                           $ 1,122,277         $   985,807
    Trade accounts receivable, net of allowance for doubtful
       accounts of $311,500 in 1998 and $307,400 in 1997                                 10,012,699           9,931,276
    Other receivables                                                                       295,199             540,102
    Due from employees                                                                        5,589               3,534
    Inventories                                                                           9,967,012          12,019,443
    Prepaid expenses                                                                         95,766             121,046
    Deferred income taxes                                                                   212,738              81,484
                                                                                        -----------         -----------
            Total current assets                                                         21,711,280          23,682,692

Other assets, net                                                                            33,950              50,953
Property and equipment, net                                                              11,083,921          11,480,433
                                                                                        ===========         ===========
            Total assets                                                                $32,829,151         $35,214,078
                                                                                        ===========         ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                               $ 1,952,360         $ 2,593,256
    Accrued compensation and payroll taxes                                                  656,028             612,736
    Income taxes payable                                                                    111,449             564,999
                                                                                        -----------         -----------
            Total current liabilities                                                     2,719,837           3,770,991

Deferred income taxes                                                                       118,121              64,382
                                                                                        -----------         -----------
            Total liabilities                                                             2,837,958           3,835,373
                                                                                        -----------         -----------

Stockholders' equity:
    Preferred stock, no par value, authorized 1,000,000 shares;
       none issued and outstanding                                                               --                  --
    Common stock, voting; no par value, authorized 100,000,000 shares in 1998 and 50,000,000 shares in 1997; issued and
       outstanding 37,879,036 shares in 1998 and 38,675,416
       shares in 1997                                                                     9,786,281          18,594,116
    Paid-in capital                                                                         150,359                  --
    Retained earnings                                                                    20,054,553          12,784,589
                                                                                        -----------         -----------
            Total stockholders' equity                                                   29,991,193          31,378,705

Commitments and contingencies
                                                                                        ===========         ===========
            Total liabilities and stockholders' equity                                  $32,829,151         $35,214,078
                                                                                        ===========         ===========


See accompanying notes to financial statements.

                            OPTICAL CABLE CORPORATION
                              Statements of Income
                   Years Ended October 31, 1998, 1997 and 1996

                                                                                   YEARS ENDED OCTOBER 31,
                                                              ----------------------------------------------------------
                                                                    1998                 1997                 1996
                                                              ----------------     ----------------     ----------------
Net sales                                                       $ 50,588,893         $ 52,188,850         $ 45,152,299
Cost of goods sold                                                29,329,822           30,612,690           24,907,373
                                                                ------------         ------------         ------------
            Gross profit                                          21,259,071           21,576,160           20,244,926

Selling, general and administrative expenses                       9,939,258            9,572,061            8,415,798
                                                                ------------         ------------         ------------
            Income from operations                                11,319,813           12,004,099           11,829,128

Other income (expense):
    Interest income                                                   56,260               15,351               94,888
    Interest expense                                                    (505)             (17,930)              (9,595)
    Other, net                                                         1,891              (44,580)             112,988
                                                                ------------         ------------         ------------
            Other income (expense), net                               57,646              (47,159)             198,281
                                                                ------------         ------------         ------------
            Income before income tax expense                      11,377,459           11,956,940           12,027,409

Income tax expense                                                 4,107,495            4,149,794            2,806,849
                                                                ============         ============         ============
            Net income                                          $  7,269,964         $  7,807,146         $  9,220,560
                                                                ============         ============         ============

Pro forma income data (unaudited):
    Net income before pro forma income
       tax provision, as reported                                                                         $  9,220,560
    Pro forma income tax provision                                                                           1,746,513
                                                                                                          ============
            Pro forma net income                                                                          $  7,474,047
                                                                                                          ============

Earnings per share:
    Earnings per common share (unaudited
       pro forma for 1996)                                      $       .190         $       .202         $       .190
                                                                ============         ============         ============

    Earnings per common share - assuming
       dilution (unaudited pro forma for 1996)                  $       .188         $       .200         $       .189
                                                                ============         ============         ============


See accompanying notes to financial statements.

                            OPTICAL CABLE CORPORATION
                       Statements of Stockholders' Equity
                   Years Ended October 31, 1998, 1997 and 1996

                                              COMMON STOCK                                                   TOTAL
                                    --------------------------------     PAID-IN          RETAINED       STOCKHOLDERS'
                                       SHARES            AMOUNT          CAPITAL          EARNINGS           EQUITY
                                    --------------   ---------------   -------------   ---------------   ---------------
Balances at October 31, 1995           36,000,000     $        596     $    767,849     $ 14,183,340      $ 14,951,785

Net income - five months ended
    March 31, 1996                             --               --               --        4,243,117         4,243,117
Issuance of common stock for
    cash ($2.50 per share, less
    issuance costs of $1,139,326)       2,675,416        5,549,214               --               --         5,549,214
Cash distributions to previously
    sole stockholder                           --               --               --       (6,150,000)       (6,150,000)
Recapitalization                               --       13,044,306         (767,849)     (12,276,457)               --
Net income - seven months
    ended October 31, 1996                     --               --               --        4,977,443         4,977,443
                                     ------------     ------------     ------------     ------------      ------------

Balances at October 31, 1996           38,675,416       18,594,116               --        4,977,443        23,571,559

Net income                                     --               --               --        7,807,146         7,807,146
                                     ------------     ------------     ------------     ------------      ------------

Balances at October 31, 1997           38,675,416       18,594,116               --       12,784,589        31,378,705

Exercise of employee stock
    options ($2.50 per share)              79,350          198,375               --               --           198,375
Tax benefit of disqualifying
    disposition of stock options
    exercised                                  --               --          150,359               --           150,359
Repurchase of common stock
    (at cost)                            (875,730)      (9,006,210)              --               --        (9,006,210)
Net income                                     --               --               --        7,269,964         7,269,964
                                     ============     ============     ============     ============      ============
Balances at October 31, 1998           37,879,036     $  9,786,281     $    150,359     $ 20,054,553      $ 29,991,193
                                     ============     ============     ============     ============      ============


See accompanying notes to financial statements.

                            OPTICAL CABLE CORPORATION
                            Statements of Cash Flows
                   Years Ended October 31, 1998, 1997 and 1996

                                                                                     YEARS ENDED OCTOBER 31,
                                                                        ------------------------------------------------
                                                                            1998             1997             1996
                                                                        --------------   --------------  ---------------
Cash flows from operating activities:
    Net income                                                          $ 7,269,964       $ 7,807,146       $ 9,220,560
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                       787,674           706,076           533,445
        Bad debt expense (recovery)                                          88,005           (10,778)          266,366
        Deferred income taxes                                               (77,515)           88,975          (106,077)
        Loss on disposal of property and equipment                            2,669                --                --
        (Increase) decrease in:
          Trade accounts receivable                                        (169,428)         (552,022)       (3,447,954)
          Other receivables                                                 244,903          (186,061)         (255,744)
          Due from employees                                                 (2,055)           (2,059)            1,750
          Inventories                                                     2,052,431        (1,758,006)       (4,228,395)
          Prepaid expenses                                                   25,280           (56,183)           21,690
          Other assets                                                           --                39           116,237
        Increase (decrease) in:
          Accounts payable and accrued expenses                            (395,330)       (2,260,416)        1,881,379
          Accrued compensation and payroll taxes                             43,292           (63,989)         (154,472)
          Income taxes payable                                             (303,191)          327,073           237,926
                                                                        -----------       -----------       -----------
            Net cash provided by operating activities                     9,566,699         4,039,795         4,086,711
                                                                        -----------       -----------       -----------

Cash flows from investing activities:
    Purchase of property and equipment                                     (622,394)       (3,628,727)       (3,137,421)
                                                                        -----------       -----------       -----------
            Net cash used in investing activities                          (622,394)       (3,628,727)       (3,137,421)
                                                                        -----------       -----------       -----------

Cash flows from financing activities:
    Net borrowings (payments) on notes payable                                   --        (1,103,000)          794,000
    Proceeds from issuance of common stock, net of
      issuance costs                                                             --                --         5,549,214
    Cash distributions to previously sole stockholder                            --                --        (6,150,000)
    Repurchase of common stock                                           (9,006,210)               --                --
    Proceeds from exercise of employee stock options                        198,375                --                --
                                                                        -----------       -----------       -----------
            Net cash provided by (used in) financing activities          (8,807,835)       (1,103,000)          193,214
                                                                        -----------       -----------       -----------
            Net increase (decrease) in cash and cash equivalents            136,470          (691,932)        1,142,504

Cash and cash equivalents at beginning of year                              985,807         1,677,739           535,235
                                                                        ===========       ===========       ===========
Cash and cash equivalents at end of year                                $ 1,122,277       $   985,807       $ 1,677,739
                                                                        ===========       ===========       ===========

Supplemental Disclosure of Cash Flow Information:
    Cash payments for interest                                          $       505       $    17,930       $     9,595
                                                                        ===========       ===========       ===========

    Income taxes paid                                                   $ 4,488,201       $ 3,733,746       $ 2,675,000
                                                                        ===========       ===========       ===========

    Noncash investing and financing activities:
      Capital expenditures accrued in accounts payable                  $        --       $   245,566       $   880,659
                                                                        ===========       ===========       ===========

      Income tax benefit from exercise of stock options                 $   150,359       $        --       $        --
                                                                        ===========       ===========       ===========


See accompanying notes to financial statements.

                            OPTICAL CABLE CORPORATION
                          Notes to Financial Statements
                   Years Ended October 31, 1998, 1997 and 1996


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

     (B)  CASH EQUIVALENTS

          At October 31, 1998 and 1997, cash equivalents consist of $1,381,790 and $763,000, respectively, of overnight repurchase agreements and money market mutual funds. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

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

                            OPTICAL CABLE CORPORATION
                    Notes to Financial Statements (Continued)
                   Years Ended October 31, 1998, 1997 and 1996


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

     (G)  IMPAIRMENT OF LONG-LIVED  ASSETS AND LONG-LIVED  ASSETS TO BE DISPOSED
          OF

          The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

                            OPTICAL CABLE CORPORATION
                    Notes to Financial Statements (Continued)
                   Years Ended October 31, 1998, 1997 and 1996


     (I)  EARNINGS PER SHARE

          Effective November 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No. 128). SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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

          Unaudited pro forma earnings per share was computed by dividing pro forma net income by the pro forma weighted average number of common shares outstanding during the period (as adjusted for the recapitalization) and by deeming to be outstanding the number of shares (1,800,000) the Company would have needed to issue at the initial public offering price per share ($2.50) to pay a $1 million cash distribution to the previously sole stockholder in December 1995 and a $3.5 million cash distribution to the previously sole stockholder out of the proceeds of the initial public offering.

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

     (K)  RECLASSIFICATIONS

          Certain reclassifications have been made in the notes to the 1997 financial statements to conform with the 1998 presentation.

                            OPTICAL CABLE CORPORATION
                    Notes to Financial Statements (Continued)
                   Years Ended October 31, 1998, 1997 and 1996


(2)  ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

     A summary of changes in the allowance for doubtful accounts receivable for the years ended October 31, 1998, 1997 and 1996 follows:

                                                                YEARS ENDED OCTOBER 31,
                                                  ----------------------------------------------------
                                                      1998               1997               1996
                                                  --------------     --------------    ---------------
Balance at beginning of year                        $ 307,400          $ 300,000         $ 200,000
Bad debt expense (recovery)                            88,005            (10,778)          266,366
Losses charged to allowance                           (90,147)           (26,592)         (176,512)
Recoveries added to allowance                           6,242             44,770            10,146
                                                    ---------          ---------         ---------

Balance at end of year                              $ 311,500          $ 307,400         $ 300,000
                                                    =========          =========         =========


(3)  INVENTORIES

     Inventories at October 31, 1998 and 1997 consist of the following:

                                                                           OCTOBER 31,
                                                               ----------------------------------
                                                                    1998               1997
                                                               ---------------    ---------------
Finished goods                                                   $ 4,152,094        $ 4,854,697
Work in process                                                    1,896,858          1,976,970
Raw materials                                                      3,873,824          5,125,044
Production supplies                                                   44,236             62,732
                                                                 -----------        -----------

                                                                 $ 9,967,012        $12,019,443
                                                                 ===========        ===========


(4)  PROPERTY AND EQUIPMENT

     Property and equipment at October 31, 1998 and 1997 consists of the following:

                                                                            OCTOBER 31,
                                                                -----------------------------------
                                                                    1998                1997
                                                                ---------------    ----------------
Land                                                             $  2,745,327        $  2,745,327
Building and improvements                                           6,888,444           6,853,527
Machinery and equipment                                             5,007,050           4,783,764
Furniture and fixtures                                                729,341             732,963
Construction in progress                                               69,938              33,619
                                                                 ------------        ------------

          Total property and equipment, at cost                    15,440,100          15,149,200

Less accumulated amortization and depreciation                     (4,356,179)         (3,668,767)
                                                                 ------------        ------------

          Property and equipment, net                            $ 11,083,921        $ 11,480,433
                                                                 ============        ============

                            OPTICAL CABLE CORPORATION
                    Notes to Financial Statements (Continued)
                   Years Ended October 31, 1998, 1997 and 1996

(5)  NOTES PAYABLE

     Under a loan agreement with its bank dated April 27, 1997, as amended, the Company has a $5 million secured revolving line of credit available for general corporate purposes and a $10 million secured line of credit to fund potential acquisitions, mergers or joint ventures. The lines of credit bear interest at 1.50 percent above the monthly LIBOR rate (6.72 percent as of October 31, 1998) and are equally and ratably secured by the Company's accounts receivable, contract rights, inventory, furniture and fixtures, machinery and equipment and general intangibles. The lines of credit will expire on February 28, 1999, unless renewed or extended. While the lines of credit do not require a compensating balance that legally restricts the use of cash amounts, at the bank's request, the Company has agreed to maintain an unrestricted target cash balance of $125,000.

(6)  LEASES

     In August 1994, the Company entered into a four-year operating lease for computerized mailing and shipping equipment with an unrelated party. Rent expense under this lease amounted to $21,527 for the year ended October 31, 1998, and $25,030 for the years ended October 31, 1997 and 1996.

(7)  RELATED PARTY AGREEMENTS

     Since February 1, 1995, the Company has entered into employment agreements with the individual who is the Company's Chairman, President and Chief Executive Officer and its previously sole stockholder which typically have a term of less than two years. Annual compensation under the agreements consists of salary payments equal to 1 percent of the previous fiscal year's net sales and provides for sales commissions equal to 1 percent of the positive difference between the current fiscal year's net sales and the prior fiscal year's net sales. Compensation under this agreement amounted to $521,889, $521,889 and $451,523 for the years ended October 31, 1998,
     1997 and 1996, respectively.

(8)  EMPLOYEE BENEFITS

     The Company's independently administered self-insurance program provides health insurance coverage for employees and their dependents on a cost-reimbursement basis. Under the program, the Company is obligated for claims payments. A stop loss insurance contract executed with an insurance carrier covers claims in excess of $35,000 per covered individual and $763,255 in the aggregate per year. During the years ended October 31, 1998, 1997 and 1996, total claims expense of $725,535, $872,582 and
     $876,481, respectively, was incurred, which represents claims processed and an estimate for claims incurred but not reported.

     Effective January 1, 1994, the Company adopted a 401(k) retirement savings plan. To become eligible for the plan, an employee must complete six months of service and be at least 21 years of age. The plan allows participants to contribute through salary reduction up to 7 percent of their annual compensation on a pretax basis during the 1998 fiscal year and up to 6 percent of their annual

                            OPTICAL CABLE CORPORATION
                    Notes to Financial Statements (Continued)
                   Years Ended October 31, 1998, 1997 and 1996


     compensation  on a pretax  basis  during  the 1997 and 1996  fiscal  years.
     Company matching contributions are two dollars for every one dollar contributed by an employee up to 4 percent of the employees' annual compensation. The Company made matching contributions to the plan of $353,096, $313,365 and $233,072 for the years ended October 31, 1998, 1997 and 1996, respectively.

     The Company and its previously sole stockholder adopted on March 1, 1996 a stock incentive plan which is called the Optical Cable Corporation 1996 Stock Incentive Plan (the "Plan"). The Plan is intended to provide a means for employees to increase their personal financial interest in the Company, thereby stimulating the efforts of these employees and strengthening their desire to remain with the Company through the use of stock incentives. The Company has reserved 4,000,000 shares of common stock for issuance pursuant to incentive awards under the Plan. At October 31, 1998, there were 3,430,850 additional shares available for grant under the Plan. Although not required under the Plan, stock options granted to date have been granted at not less than fair market value on the date of grant. The options have terms ranging from 8.75 to 10 years and vest 25 percent after two years, 50 percent after three years, 75 percent after four years and 100 percent after five years.

     The per share weighted-average estimated fair value of stock options granted during 1997 and 1996 was $9.38 and $2.18, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1997 - expected cash dividend yield of zero percent, risk-free interest rate of 6.08 percent, expected volatility of
     85.5 percent and an expected life of 8.75 years; 1996 - expected cash dividend yield of zero percent, risk-free interest rate of 6.28 percent, expected volatility of 85.5 percent and an expected life of 10 years.

     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had compensation cost for the Company's Plan been determined consistent with SFAS No. 123, the Company's net income (pro forma for 1996 - unaudited) and earnings per share (pro forma for 1996 - unaudited) would have been reduced to the SFAS No. 123 pro forma amounts indicated below:

                                                                               YEARS ENDED OCTOBER 31,
                                                                 -------------------------------------------------
                                                                     1998              1997              1996
                                                                 -------------     -------------     -------------
Net income:
    As reported (pro forma for 1996 - unaudited)                   $7,269,964        $7,807,146        $7,474,047
                                                                   ==========        ==========        ==========
    Pro forma                                                      $6,926,736        $7,638,186        $7,400,134
                                                                   ==========        ==========        ==========


                                                                              YEARS ENDED OCTOBER 31,
                                                                 -------------------------------------------------
                                                                     1998              1997              1996
                                                                 -------------     -------------     -------------
Earnings per share:
    Earnings per common share:
      As reported (pro forma for 1996 - unaudited)                   $.190             $.202             $.190
                                                                     =====             =====             =====

      Pro forma                                                      $.181             $.197             $.188
                                                                     =====             =====             =====

                            OPTICAL CABLE CORPORATION
                    Notes to Financial Statements (Continued)
                   Years Ended October 31, 1998, 1997 and 1996


                                                                               YEARS ENDED OCTOBER 31,
                                                                 -------------------------------------------------
                                                                     1998              1997              1996
                                                                 -------------     -------------     -------------
Earnings per common share - assuming dilution:
  As reported (pro forma for 1996 - unaudited)                       $.188             $.200             $.189
                                                                     =====             =====             =====

  Pro forma                                                          $.180             $.196             $.187
                                                                     =====             =====             =====


     Stock option activity during the periods indicated is as follows:

                                                                              NUMBER OF          WEIGHTED-AVERAGE
                                                                                SHARES            EXERCISE PRICE
                                                                            ---------------    --------------------
Balance at October 31, 1996                                                    442,000               $ 2.500

    Granted                                                                    254,000                11.125
    Forfeited                                                                  (32,500)                6.348
                                                                               -------

Balance at October 31, 1997                                                    663,500                 5.613

    Exercised                                                                  (79,350)                2.500
    Forfeited                                                                  (15,000)                9.400
                                                                               -------

Balance at October 31,  1998  (31,150  options  exercisable;
     341,650  options at  exercise  price of $2.50 per share
     with  remaining  contractual  life  of 7.5  years,  and
     227,500  options at exercise price of $11.125 per share
     with remaining contractual life of 7.5 years)                             569,150                 5.948
                                                                               =======


(9)  BUSINESS AND CREDIT CONCENTRATIONS

     The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company's large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks at October 31, 1998 and 1997 have been adequately provided for in the financial statements.

     For the years ended October 31, 1998, 1997 and 1996, 78 percent, 73 percent and 75 percent, respectively, of net sales were from customers located in the United States, while 22 percent, 27 percent and 25 percent, respectively, were from international customers. No foreign geographic areas accounted for more than 10 percent of net sales for the years ended October 31, 1998 and 1996 while Europe accounted for approximately 10 percent of net sales for the year ended October 31, 1997. As of October 31, 1998 and 1997, there were no significant amounts receivable from any one customer other than those described below.

                            OPTICAL CABLE CORPORATION
                    Notes to Financial Statements (Continued)
                   Years Ended October 31, 1998, 1997 and 1996


     For the year ended October 31, 1998, 27 percent of net sales were attributable to two major domestic distributors. The combined trade accounts receivable for these distributors at October 31, 1998 totaled approximately $2,989,000. No single customer or other distributor accounted for more than 5 percent of net sales for the year ended October 31, 1998. As of October 31, 1998, one of these major distributors had an outstanding balance payable to the Company in excess of 5 percent of total stockholders' equity in the amount of approximately $1,630,000.

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

(10) INCOME TAXES

     The Company recorded a $114,045 net benefit for deferred income taxes upon termination of the Company's S Corporation status. The adjustment reflects the net deferred income tax asset balance at March 31, 1996 in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

     Income tax expense for the years ended October 31, 1998, 1997 and 1996 consists of:

YEAR ENDED OCTOBER 31, 1998                                     CURRENT           DEFERRED             TOTAL
                                                             ---------------    --------------     --------------
U.S. Federal                                                   $3,733,231         $  (69,192)        $3,664,039
State                                                             451,779             (8,323)           443,456
                                                               ----------         ----------         ----------

          Totals                                               $4,185,010         $  (77,515)        $4,107,495
                                                               ==========         ==========         ==========


YEAR ENDED OCTOBER 31, 1997                                     CURRENT           DEFERRED             TOTAL
                                                             ---------------    --------------     --------------
U.S. Federal                                                   $3,654,654         $   78,224         $3,732,878
State                                                             406,165             10,751            416,916
                                                               ----------         ----------         ----------

          Totals                                               $4,060,819         $   88,975         $4,149,794
                                                               ==========         ==========         ==========

                            OPTICAL CABLE CORPORATION
                    Notes to Financial Statements (Continued)
                   Years Ended October 31, 1998, 1997 and 1996


YEAR ENDED OCTOBER 31, 1996                                     CURRENT           DEFERRED             TOTAL
                                                             ---------------    --------------     --------------
U.S. Federal                                                   $2,556,601         $  (93,490)        $2,463,111
State                                                             356,325            (12,587)           343,738
                                                               ----------         ----------         ----------

          Totals                                               $2,912,926         $ (106,077)        $2,806,849
                                                               ==========         ==========         ==========


     Reported income tax expense for the years ended October 31, 1998, 1997 and 1996 differs from the "expected" tax expense, computed by applying the U.S. Federal statutory income tax rate of 35 percent to income before income tax expense, as follows:

                                                                               YEARS ENDED OCTOBER 31,
                                                                  -----------------------------------------------
                                                                       1998             1997            1996
                                                                  --------------   --------------  --------------
"Expected" tax expense                                              $ 3,982,111      $ 4,184,929     $ 4,209,593
Increase (reduction) in income tax expense resulting from:
    Foreign Sales Corporation benefit                                  (122,282)        (164,459)        (98,473)
    State income taxes, net of federal benefits                         288,822          254,592         215,967
    S Corporation taxable income for the five months ended
      March 31, 1997                                                         --               --      (1,485,091)
    Net deferred income tax asset balance at March 31, 1997                  --               --        (114,045)
    Other differences, net                                              (41,156)        (125,268)         78,898
                                                                    -----------      -----------     -----------

          Reported income tax expense                               $ 4,107,495      $ 4,149,794     $ 2,806,849
                                                                    ===========      ===========     ===========


     The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax asset as of October 31, 1998 and 1997 are presented below:

                                                                                         OCTOBER 31,
                                                                              ----------------------------------
                                                                                   1998               1997
                                                                              ---------------    ---------------
Deferred tax assets:
    Accounts receivable, due to allowance for doubtful accounts                  $ 117,205          $ 115,662
    Inventories, due to additional costs inventoried for tax
      purposes pursuant to the Tax Reform Act of 1986                               68,628             64,671
    Self-insured health care costs, due to accrual for financial
      reporting purposes                                                            41,208             45,986
    Compensated absences due to accrual for financial reporting
      purposes                                                                      37,262             25,076
                                                                                 ---------          ---------

           Total gross deferred tax assets                                         264,303            251,395
Less valuation allowance                                                                --                 --
                                                                                 ---------          ---------

           Net deferred tax assets                                                 264,303            251,395

Deferred tax liabilities:
    Plant and equipment, due to differences in depreciation and
      capital gain recognition                                                    (118,121)           (64,381)
    Other receivables, due to accrual for financial reporting purposes             (51,565)          (169,912)
                                                                                 ---------          ---------

           Total gross deferred tax liabilities                                   (169,686)          (234,293)
                                                                                 ---------          ---------

           Net deferred tax asset                                                $  94,617          $  17,102
                                                                                 =========          =========


     Based on the Company's historical and current pretax earnings, management believes that it is more likely than not that the recorded deferred tax assets will be realized.

                            OPTICAL CABLE CORPORATION
                    Notes to Financial Statements (Continued)
                   Years Ended October 31, 1998, 1997 and 1996


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

     In connection with the recapitalization, paid-in capital as of March 31, 1996 has been reclassified to no par value common stock, and the amount of the undistributed taxable S Corporation earnings remaining as of March 31, 1996 has been reclassified to no par value common stock.

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments ("SFAS No. 107"), requires the Company to disclose estimated fair values of its financial instruments. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts reported in the balance sheet for cash, cash equivalents, trade accounts receivable, other receivables, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments.

(13) EARNINGS PER SHARE

     As discussed in note 1, SFAS No. 128 was adopted by the Company on November 1, 1997. SFAS No. 128 requires restatement of all prior period EPS data previously presented. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented:

                                                   NET INCOME            SHARES           PER SHARE
YEAR ENDED OCTOBER 31, 1998                        (NUMERATOR)        (DENOMINATOR)         AMOUNT
                                                 -------------     ----------------   ---------------
Earnings per common share                        $  7,269,964        38,287,271         $      .190
                                                                                        ===========
Effect of dilutive stock options                           --           288,247
                                                 -------------      --------------

Earnings per common share -
    assuming dilution                            $  7,269,964        38,575,518         $      .188
                                                 =============      ==============      ============

                            OPTICAL CABLE CORPORATION
                    Notes to Financial Statements (Continued)
                   Years Ended October 31, 1998, 1997 and 1996


                                                           NET INCOME            SHARES            PER SHARE
YEAR ENDED OCTOBER 31, 1997                                (NUMERATOR)        (DENOMINATOR)          AMOUNT
                                                         ----------------    ----------------    ---------------
Earnings per common share                                  $ 7,807,146          38,675,416       $         .202
                                                                                                 ===============
Effect of dilutive stock options                                    --             341,867
                                                          -------------      --------------

Earnings per common share - assuming dilution              $ 7,807,146          39,017,283       $         .200
                                                          =============      ==============      ===============


                                                            NET INCOME         SHARES             PER SHARE
YEAR ENDED OCTOBER 31, 1996                                 (NUMERATOR)     (DENOMINATOR)           AMOUNT
                                                          -------------    --------------        ---------------
Unaudited pro forma earnings per common share              $ 7,474,047          39,360,659        $         .190
                                                                                                 ===============
Effect of dilutive stock options                                    --             247,459
                                                          -------------    --------------

Unaudited pro forma earnings per comon share -
    assuming dilution                                      $ 7,474,047          39,608,118       $         .189
                                                          ================    ================   ===============


     Stock options that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive totaled 227,500 for the year ended October 31, 1998.

(14) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for the years ended October 31, 1998 and 1997:

                                                                      QUARTER ENDED
                                       ---------------------------------------------------------------------------
YEAR ENDED OCTOBER 31, 1998              JANUARY 31          APRIL 30             JULY 31           OCTOBER 31
                                       ----------------   ----------------    ----------------   -----------------
Net sales                                $11,873,115        $11,689,100          $13,727,433        $13,299,245
Gross profit                               5,068,908          5,076,615            5,670,681          5,442,867
Income before income taxes                 2,808,872          2,646,442            3,072,777          2,849,368
Net income                                 1,822,972          1,712,448            1,991,374          1,743,170
Earnings per common share                       .047               .045                 .052               .046
Earnings per common share -
    assuming dilution                           .047               .044                 .052               .045


                                                                      QUARTER ENDED
                                       --------------------------------------------------------------------------
YEAR ENDED OCTOBER 31, 1997              JANUARY 31           APRIL 30            JULY 31           OCTOBER 31
                                       ----------------    ---------------    ----------------    ---------------
Net sales                                $12,491,311         $10,645,571        $14,285,834         $14,766,134
Gross profit                               5,351,665           4,292,588          5,616,809           6,315,098
Income before income taxes                 3,203,870           2,035,806          3,102,845           3,614,419
Net income                                 2,080,361           1,312,523          2,016,683           2,397,579
Earnings per common share                       .054                .034               .052                .062
Earnings per common share -
    assuming dilution                           .053                .034               .052                .061

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information contained in the Proxy Statement under the captions "PROPOSAL NO. 1, ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS AND OTHER SIGNIFICANT EMPLOYEES, Executive Officers" concerning directors, persons nominated to become directors, executive officers of the Company is incorporated herein by reference.

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

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)    1.   Index of Financial Statements
                  -----------------------------

                  The Company's financial statements and related information are included in Part II, Item 8 of this Form 10-K on pages 23 through 39.

             2.   Index of Financial Statement Schedules
                  ---------------------------------------

                  None.

             3.   Index of Exhibits
                  ------------------

The documents filed as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K are:

     3.1 Amended and Restated Articles of Incorporation of Optical Cable Corporation (as amended) (filed as exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1997 (file number 0-27022), and incorporated herein by reference).

     3.2 Bylaws of Optical Cable Corporation, as amended (filed as exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1997 (file number 0-27022), and incorporated herein by reference).

     4.1 Form of certificate representing Common Stock (filed as exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1997 (file number 0-27022), and incorporated herein by reference).

    10.1 Royalty Agreement, dated November 1, 1993, by and between Robert Kopstein and Optical Cable Corporation (filed as exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1997 (file number 0-27022), and incorporated herein by reference).

    10.2 Assignment of Technology Rights from Robert Kopstein to Optical Cable Corporation, effective as of October 31, 1994 (filed as exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1997 (file number 0-27022), and incorporated herein by reference).

    10.3 Employment Agreement by and between Optical Cable Corporation and Robert Kopstein, effective November 1, 1998.

    10.4 Tax Indemnification Agreement, dated as of October 19, 1995, by and between Optical Cable Corporation and Robert Kopstein (filed as exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1997 (file number 0-27022), and incorporated herein by reference).

    10.6 Loan Agreement dated April 25, 1997, by and between Optical Cable Corporation and First Union National Bank of Virginia, as amended by Modification Number One to the Loan Agreement, dated March 8, 1998, as amended by Modification Number Two to the Loan Agreement, dated August 11, 1998, and as extended, the confirmation of which is set forth in a letter from First Union National Bank of Virginia, dated January 25, 1999.

    10.7 Security Agreement, dated April 25, 1997, by and between Optical Cable Corporation and First Union National Bank of Virginia (filed as exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1997 (file number 0-27022), and incorporated herein by reference).

    10.8 Promissory Note, dated April 25, 1997, issued by Optical Cable Corporation to First Union National Bank of Virginia in the amount of $5 million, as amended by Modification Number One to the ($5 million) Promissory Note, dated March ___, 1998, and the related Sweep Plus Loan/Investment Services Description, and Promissory Note, dated April 25, 1997, issued by Optical Cable Corporation to First Union National Bank of Virginia in the amount of $10 million, as amended by Modification Number One to the ($10 million) Promissory Note, dated March ___, 1998 (filed as exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1998 (file number 0-27022), and incorporated herein by reference).

    10.9 Optical Cable Corporation Employee Stock Purchase Plan (filed as exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1998 (file number 0-27022), and incorporated herein by reference).

    23 Consent of KPMG LLP to incorporation by reference of independent auditors' report included in this Form 10-K, into registrant's registration statement on Form S-8.

    27    Financial Data Schedule.

      (b)    Reports on Form 8-K
             -------------------

             None

      (c)    Exhibits
             --------

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

                                                       OPTICAL CABLE CORPORATION

Date: January 28, 1999                                 By /s/ Robert Kopstein
                                                          ----------------------
                                                           Robert Kopstein
                                                           Chairman of the Board
                                                           President and Chief
                                                           Executive Officer




      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of January 28, 1999.

  /s/ Robert Kopstein             Chairman of the Board, President,
-----------------------            Chief Executive Officer and Director
   Robert Kopstein                 (principal executive officer)


  /s/ Luke J. Huybrechts          Senior Vice President of Sales
------------------------           and Director
   Luke J. Huybrechts


  /s/ Kenneth W. Harber           Vice President of Finance, Treasurer,
-------------------------          Secretary and Director
   Kenneth W. Harber               (principal financial and accounting officer)


  /s/ Randall H. Frazier          Director
-------------------------
   Randall H. Frazier


  /s/ John M. Holland             Director
-------------------------
   John M. Holland

                           INDEX TO ATTACHED EXHIBITS

Exhibit No.              Description
-----------              -----------

  10.3 Employment Agreement by and between Optical Cable Corporation and Robert Kopstein, effective November 1, 1998.

  10.6 Loan Agreement dated April 25, 1997, by and between Optical Cable Corporation and First Union National Bank of Virginia, as amended by Modification Number One to the Loan Agreement, dated March 8, 1998, as amended by Modification Number Two to the Loan Agreement, dated August 11, 1998, and as extended, the confirmation of which is set forth in a letter from First Union National Bank of Virginia, dated January 25, 1999.

  23 Consent of KPMG LLP to incorporation by reference of independent auditors' report included in this Form 10-K, into registrant's registration statement on Form S-8.

  27        Financial Data Schedule.