Form 10-Q
period 1999-01-31
OPTICAL CABLE CORP
filed 1999-03-17
CIK 1000230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1999

                                       OR

             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    ---------------

                         Commission file number 0-27022

                            OPTICAL CABLE CORPORATION
             (Exact name of registrant as specified in its charter)


                  VIRGINIA                                      54-1237042
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

     As of March 12, 1999, 37,899,686 shares of the registrant's Common Stock, no par value, were outstanding. Of these outstanding shares 36,000,000 shares were held by Robert Kopstein, Chairman of the Board, President and Chief Executive Officer of the registrant.

                            OPTICAL CABLE CORPORATION
                                 FORM 10-Q INDEX
                       THREE MONTHS ENDED JANUARY 31, 1999


                                                                                                                   PAGE
                                                                                                                   ----
PART I.       FINANCIAL INFORMATION

              ITEM 1.    FINANCIAL STATEMENTS

                         Condensed Balance Sheets - January 31, 1999
                           and October 31, 1998.......................................................................2

                         Condensed Statements of Income - Three Months
                           Ended January 31, 1999 and 1998............................................................3

                         Condensed Statement of Changes in Stockholders'
                           Equity - Three Months Ended January 31, 1999...............................................4

                         Condensed Statements of Cash Flows - Three Months
                           Ended January 31, 1999 and 1998............................................................5

                         Condensed Notes to Condensed Financial Statements..........................................6-7

              ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS.....................................................8-11

PART II.      OTHER INFORMATION

              ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K............................................................12

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           OPTICAL CABLE CORPORATION
                            Condensed Balance Sheets
                                  (Unaudited)

                                                                          JANUARY 31,   OCTOBER 31,
                                     ASSETS                                  1999          1998
                                                                         -----------   -----------
Current assets:
    Cash and cash equivalents                                            $ 5,160,812   $ 1,122,277
    Trade accounts receivable, net of allowance for doubtful
       accounts of $262,500 at January 31, 1999 and $311,500
       at October 31, 1998                                                 8,487,598    10,012,699
    Other receivables                                                        315,451       295,199
    Due from employees                                                         4,639         5,589
    Inventories                                                            9,830,055     9,967,012
    Prepaid expenses                                                         142,566        95,766
    Deferred income taxes                                                    219,826       212,738
                                                                         -----------   -----------
               Total current assets                                       24,160,947    21,711,280

Other assets, net                                                             55,132        33,950
Property and equipment, net                                               10,915,958    11,083,921
                                                                         -----------   -----------
               Total assets                                              $35,132,037   $32,829,151
                                                                         ===========   ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                $ 2,984,341   $ 1,952,360
    Accrued compensation and payroll taxes                                   416,722       656,028
    Income taxes payable                                                     842,097       111,449
                                                                         -----------   -----------
               Total current liabilities                                   4,243,160     2,719,837

Deferred income taxes                                                        158,311       118,121
                                                                         -----------   -----------
               Total liabilities                                           4,401,471     2,837,958
                                                                         -----------   -----------
Stockholders' equity:
    Preferred stock, no par value, authorized 1,000,000 shares;
       none issued and outstanding                                                --            --
    Common stock, voting; no par value, authorized 100,000,000 shares; issued and outstanding 37,825,636 shares at January 31,
       1999 and 37,879,036 shares at October 31, 1998                      9,036,741     9,786,281
    Paid-in capital                                                          191,037       150,359
    Retained earnings                                                     21,502,788    20,054,553
                                                                         -----------   -----------
               Total stockholders' equity                                 30,730,566    29,991,193

Commitments and contingencies
                                                                         -----------   -----------
               Total liabilities and stockholders' equity                $35,132,037   $32,829,151
                                                                         ===========   ===========

       See accompanying condensed notes to condensed financial statements.

                            OPTICAL CABLE CORPORATION
                         Condensed Statements of Income
                                  (Unaudited)



                                                                               THREE MONTHS ENDED
                                                                                   JANUARY 31,
                                                                    ---------------------------------------
                                                                        1999                       1998
                                                                    ------------               ------------

Net sales                                                           $ 10,841,939               $ 11,873,115
Cost of goods sold                                                     6,119,752                  6,804,207
                                                                    ------------               ------------
               Gross profit                                            4,722,187                  5,068,908

Selling, general and administrative expenses                           2,509,772                  2,283,226
                                                                    ------------               ------------
               Income from operations                                  2,212,415                  2,785,682
                                                                    ------------               ------------

Other income (expense):
    Interest income                                                       33,999                     26,609
    Other, net                                                             6,249                     (3,419)
                                                                    ------------               ------------
               Other income, net                                          40,248                     23,190
                                                                    ------------               ------------
               Income before income tax expense                        2,252,663                  2,808,872

Income tax expense                                                       804,428                    985,900
                                                                    ------------               ------------
               Net income                                           $  1,448,235               $  1,822,972
                                                                    ============               ============


Earnings per share:

    Earnings per common share                                       $      0.038               $      0.047
                                                                    ============               ============

    Earnings per common share - assuming
       dilution                                                     $      0.038               $      0.047
                                                                    ============               ============



      See accompanying condensed notes to condensed financial statements.

                            OPTICAL CABLE CORPORATION
             Condensed Statement of Changes in Stockholders' Equity
                                  (Unaudited)



                                                                       Three Months Ended January 31, 1999
                                             --------------------------------------------------------------------------------------
                                                        Common Stock                                                      Total
                                             ------------------------------          Paid-in           Retained        Stockholders'
                                                Shares             Amount            Capital           Earnings           Equity
                                             ------------       ------------       ------------      ------------      ------------
Balances at October 31,
    1998                                       37,879,036       $  9,786,281       $    150,359      $ 20,054,553      $ 29,991,193

Net income                                             --                 --                 --         1,448,235         1,448,235
Exercise of employee
    stock options
    ($2.50 per share)                               9,700             24,250                 --                --            24,250
Tax benefit of disqualifying
    disposition of stock
    options exercised                                  --                 --             40,678                --            40,678
Repurchase of common
    stock (at cost)                               (63,100)          (773,790)                --                --          (773,790)
                                             ------------       ------------       ------------      ------------      ------------

Balances at January 31,
    1999                                       37,825,636       $  9,036,741       $    191,037      $ 21,502,788      $ 30,730,566
                                             ============       ============       ============      ============      ============



      See accompanying condensed notes to condensed financial statements.

                            OPTICAL CABLE CORPORATION
                       Condensed Statements of Cash Flows
                                  (Unaudited)


                                                                                                        THREE MONTHS ENDED
                                                                                                            JANUARY 31,
                                                                                                 -----------------------------------
                                                                                                     1999                   1998
                                                                                                  -----------           -----------
Cash flows from operating activities:
    Net income                                                                                    $ 1,448,235           $ 1,822,972
    Adjustments to reconcile net income to net cash provided
        by operating activities:
          Depreciation and amortization                                                               211,282               187,385
          Bad debt recovery                                                                           (49,000)              (37,900)
          Deferred income taxes                                                                        33,102               (31,355)
          (Increase) decrease in:
            Trade accounts receivable                                                               1,574,101             1,253,863
            Other receivables                                                                         (20,252)              (35,180)
            Due from employees                                                                            950                (2,925)
            Inventories                                                                               136,957              (334,424)
            Prepaid expenses                                                                          (46,800)               (2,203)
            Other assets, net                                                                         (25,433)
          Increase (decrease) in:
            Accounts payable and accrued expenses                                                   1,033,635               306,637
            Accrued compensation and payroll taxes                                                   (239,306)               (3,710)
            Income taxes payable                                                                      771,326               416,255
                                                                                                  -----------           -----------
               Net cash provided by operating activities                                            4,828,797             3,539,415
                                                                                                  -----------           -----------
Cash flows from investing activities:
    Purchase of property and equipment                                                                (40,722)             (334,309)
                                                                                                  -----------           -----------
               Net cash used in investing activities                                                  (40,722)             (334,309)
                                                                                                  -----------           -----------

Cash flows from financing activities:
    Repurchase of common stock                                                                       (773,790)           (1,701,187)
    Proceeds from exercise of employee stock options                                                   24,250                    --
                                                                                                  -----------           -----------
               Net cash used in financing activities                                                 (749,540)           (1,701,187)
                                                                                                  -----------           -----------
               Net increase (decrease) in cash and cash equivalents                                 4,038,535             1,503,919

Cash and cash equivalents at beginning of period                                                    1,122,277               985,807
                                                                                                  -----------           -----------
Cash and cash equivalents at end of period                                                        $ 5,160,812           $ 2,489,726
                                                                                                  ===========           ===========


       See accompanying condensed notes to condensed financial statements.

                            OPTICAL CABLE CORPORATION
                CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED JANUARY 31, 1999
                                   (Unaudited)



(1)      GENERAL

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1999. The unaudited condensed financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the
         Company's   annual   financial   statements  and  notes.   For  further
         information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 1998.


(2)      INVENTORIES

         Inventories at January 31, 1999 and October 31, 1998 consist of the following:

                                       JANUARY 31,                OCTOBER 31,
                                          1999                       1998
                                       -----------                -----------
         Finished goods                $ 4,655,743                $ 4,152,094
         Work in process                 2,267,117                  1,896,858
         Raw materials                   2,857,992                  3,873,824
         Production supplies                49,203                     44,236
                                       -----------                -----------
                                       $ 9,830,055                $ 9,967,012
                                       ===========                ===========

(3)      NOTES PAYABLE

         Under a loan agreement with its bank dated March 10, 1999, the Company has a $5 million secured revolving line of credit available for general corporate purposes and a $10 million secured line of credit to fund potential acquisitions, mergers or joint ventures. The lines of credit bear interest at 1.50 percent above the monthly LIBOR rate and are equally and ratably secured by the Company's accounts receivable, contract rights, inventory, furniture and fixtures, machinery and equipment and general intangibles. The lines of credit will expire on February 28, 2001, unless renewed or extended.

                                                                     (Continued)

                            OPTICAL CABLE CORPORATION
                CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)



(4)      STOCKHOLDERS' EQUITY

         During the three months ended January 31, 1999, the Company repurchased 63,100 shares of its common stock for $773,790.


(5)      EARNINGS PER SHARE

         Earnings per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Earnings per common share
         - assuming dilution reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following is a reconciliation of the numerators and denominators of the earnings per common share computations for the periods presented:


                                                                 NET INCOME             SHARES                PER SHARE
THREE MONTHS ENDED JANUARY 31, 1999                              (NUMERATOR)         (DENOMINATOR)              AMOUNT
-----------------------------------                             ------------         -------------            ----------
Earnings per common share                                         $1,448,235            37,850,680            $    0.038
                                                                                                              ==========
Effect of dilutive stock options                                          --               301,466
                                                                  ----------            ----------
Earnings per common share - assuming dilution                     $1,448,235            38,152,146            $    0.038
                                                                  ==========            ==========            ==========



THREE MONTHS ENDED JANUARY 31, 1998
-----------------------------------

Earnings per common share                                         $1,822,972            38,607,240            $    0.047
                                                                                                              ==========
Effect of dilutive stock options                                          --               311,728
                                                                  ----------            ----------

Earnings per common share - assuming dilution                     $1,822,972            38,918,968            $    0.047
                                                                  ==========            ==========            ==========


         Stock options that could potentially dilute earnings per common share in the future that were not included in the computation of earnings per common share - assuming dilution because to do so would have been antidilutive for the periods presented totaled 238,500 for the three months ended January 31, 1998.

         On March 1, 1999 and March 2, 1999, stock options totaling 21,500 shares of common stock were exercised.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months Ended January 31, 1999

Net Sales

Net sales consists of gross sales of products, less discounts, refunds and returns. Net sales decreased 8.7 percent to $10.8 million in first quarter 1999 from $11.9 million for the same period in 1998. This decrease was attributable to decreased volume and a change in product mix. Total cable meters shipped in first quarter 1999 decreased 1.3 percent to 34.7 million from 35.1 million cable meters shipped for the same period in 1998. This decline in cable meters shipped was a result of a 2.8 million decrease in multi mode cable meters shipped, partially offset by a 2.4 million increase in single mode cable meters shipped. This change in product mix contributed further to the overall decline in sales because the single mode cable typically has a lower selling price than the multi mode cable.

Gross Profit Margin

Cost of goods sold consists of the cost of materials, compensation costs and overhead related to the Company's manufacturing operations. The Company's gross profit margin (gross profit as a percentage of net sales) increased slightly to
43.6 percent in first quarter 1999 from 42.7 percent in first quarter 1998. During first quarter 1999, sales from orders $50,000 or more approximated 20 percent compared to 18 percent for first quarter 1998. In addition, during first quarter 1999 and 1998, net sales to distributors approximated 55 percent and 52 percent, respectively. Discounts on large orders and on sales to distributors are generally greater than for sales to the Company's other customer base.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the compensation costs (including sales commissions) for sales and marketing personnel, travel expenses, customer support expenses, trade show expenses, advertising, the compensation cost for administration, finance and general management personnel, as well as legal and accounting fees. Selling, general and administrative expenses as a percentage of net sales were 23.1 percent in first quarter 1999 compared to 19.2 percent in first quarter 1998. This higher percentage was primarily the result of the fact that net sales for first quarter 1999 decreased
8.7  percent  compared  to  first  quarter  1998,  while  selling,  general  and administrative expenses increased 9.9 percent. Selling, general and administrative expenses increased largely as a result of increased marketing efforts.

Income Before Income Tax Expense

Income before income tax expense decreased 2.0 percent to $2.3 million for the three months ended January 31, 1999 compared to $2.8 million for the three months ended January 31, 1998. This decrease was primarily due to decreased sales volume and an increase in selling, general and administrative expenses.

Income Tax Expense

Income tax expense decreased $182,000 to $804,000 for the three months ended January 31, 1999 compared to $986,000 for the same period in 1998 due to the decrease in income before income tax expense. The Company's effective tax rate was 35.7 percent during the three months ended January 31, 1999 compared to 35.1 percent for the same period in 1998.

Net Income

Net income for first quarter 1999 was $1.4 million compared to $1.8 million for first quarter 1998. Net income decreased $374,000 due to the $556,000 decrease in income before income tax expense partially offset by the decrease in income tax expense of $182,000.


FINANCIAL CONDITION

Total assets at January 31, 1999 were $35.1 million, an increase of $2.3 million, or 7.0 percent from October 31, 1998. This increase was primarily due to an increase of $4.0 million in cash and cash equivalents partially offset by a decrease of $1.5 million in trade accounts receivable resulting from the decreased sales volume during the quarter as compared to fourth quarter 1998.

Total stockholders' equity at January 31, 1999 increased $739,000 in first quarter 1999 with net income retained, offset by the repurchase of common stock in the amount of $774,000, accounting for the majority of the increase.


LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of fiscal years 1999 and 1998, the Company's primary capital needs have been to fund working capital requirements and capital expenditures as needed. The Company's primary source of financing has been cash provided from operations. The Company maintains bank lines of credit; however, there were no balances outstanding under the lines as of the end of fiscal year 1998 or the first quarter of fiscal year 1999.

Under a loan agreement with its bank dated March 10, 1999, the Company has a $5 million secured revolving line of credit available for general corporate purposes and a $10 million secured line of credit to fund potential acquisitions, mergers and joint ventures. The lines of credit bear interest at
1.50 percent above the monthly LIBOR rate and are equally and ratably secured by the Company's accounts receivable, contract rights, inventory, furniture and fixtures, machinery and equipment and general intangibles. The lines of credit will expire on February 28, 2001, unless renewed or extended. As of the date hereof, the Company has no additional material sources of financing. The Company believes that its cash flow from operations and available lines of credit will be adequate to fund its operations for at least the next twelve months.

Cash flows from operations were approximately $4.8 million and $3.5 million in first quarter 1999 and 1998, respectively. Cash flows from operations in first quarter 1999 were primarily provided by operating income and a decrease in trade accounts receivable of $1.6 million. For first quarter 1998, cash flows from operations were primarily provided by operating income and a decrease in trade accounts receivable of $1.3 million.

Net cash used in investing activities was for expenditures related to facilities and equipment and was $41,000 and $334,000 in first quarter 1999 and 1998, respectively. As of January 31, 1999, there are no material commitments for additional capital expenditures.

Net cash used in financing activities was $750,000 and $1.7 million in first quarter 1999 and 1998, respectively. The net cash used in financing activities is primarily related to the Company's common stock repurchase program.

During the period from October 1997 through January 1999, the Company has repurchased $9.8 million of the Company's common stock in the open market or in privately negotiated transactions. The repurchases were funded through cash flows from operating activities. The Company intends to use excess working capital and other sources as appropriate to finance the remaining share repurchase program.


DERIVATIVES

The Company does not use derivatives or off-balance sheet instruments such as future contracts, forward obligations, interest rate swaps or option contracts.


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

SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated, unless it is impracticable to do so. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application. The Company adopted SFAS No. 131 as of November 1, 1998; however, interim disclosures are not required during the initial year of application.


FORWARD LOOKING INFORMATION

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

                           PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a) Exhibits required by Item 601 of Regulation S-K for the three months ended January 31, 1999.

               10.6 Loan Agreement,  dated March 10, 1999, between Optical Cable
                    Corporation   and  First  Union  National  Bank  (the  "Loan
                    Agreement").

               10.8 Promissory  Note,  dated March 10,  1999,  issued by Optical
                    Cable Corporation to First Union National Bank in the amount of $5 million in connection with the Loan Agreement, and Promissory Note, dated March 10, 1999, issued by Optical Cable Corporation to First Union National Bank in the amount of $10 million in connection with the Loan Agreement.

               27   Financial Data Schedule

          (b) Reports on Form 8-K filed during the three months ended January 31, 1999.

               None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   OPTICAL CABLE CORPORATION
                                           (Registrant)



Date:  March 17, 1999              /s/Robert Kopstein
                                   ---------------------------------
                                   Robert Kopstein
                                   Chairman of the Board, President and
                                     Chief Executive Officer



Date:  March 17, 1999              /s/Kenneth W. Harber
                                   ---------------------------------
                                   Kenneth W. Harber
                                   Vice President of Finance, Treasurer
                                     and Secretary
                                   (principal financial and accounting officer)

                           INDEX TO ATTACHED EXHIBITS



             EXHIBIT NUMBER                   DESCRIPTION
             --------------                   -----------

                  10.6 Loan Agreement, dated March 10, 1999, between Optical Cable Corporation and First Union National Bank (the "Loan Agreement").

                  10.8 Promissory Note, dated March 10, 1999, issued by Optical Cable Corporation to First Union National Bank in the amount of $5 million in connection with the Loan Agreement, and Promissory Note, dated March 10, 1999, issued by Optical Cable Corporation to First Union National Bank in the amount of $10 million in connection with the Loan Agreement.

                  27                  Financial Data Schedule