Form 10-Q
period 1999-04-30
OPTICAL CABLE CORP
filed 1999-06-11
CIK 1000230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 1999

                                       OR

             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from             to
                                        ----------     ---------

                         Commission file number 0-27022

                           OPTICAL CABLE CORPORATION
             (Exact name of registrant as specified in its charter)

           Virginia                                    54-1237042
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


         As of June 7, 1999, 37,570,786 shares of the registrant's Common Stock, no par value, were outstanding. Of these outstanding shares, 36,000,000 shares were held by Robert Kopstein, Chairman of the Board, President and Chief Executive Officer of the registrant.

                           OPTICAL CABLE CORPORATION
                                 FORM 10-Q INDEX
                         SIX MONTHS ENDED APRIL 30, 1999

                                                                                                              Page
                                                                                                              ----
PART I.       FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                        Condensed Balance Sheets - April 30, 1999 and October 31,
                          1998...................................................................................2

                        Condensed Statements of Income - Three Months and Six
                          Months Ended April 30, 1999 and 1998...................................................3

                        Condensed Statement of Changes in Stockholders' Equity -
                          Six Months Ended April 30, 1999........................................................4

                        Condensed Statements of Cash Flows - Six Months Ended
                          April 30, 1999 and 1998................................................................5

                        Condensed Notes to Condensed Financial Statements......................................6-8


              ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS.................................................9-14


PART II.      OTHER INFORMATION

              ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................15

              ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.........................................................16


                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            OPTICAL CABLE CORPORATION
                            CONDENSED BALANCE SHEETS


                                                                              APRIL 30,       OCTOBER 31,
                                                                                1999             1998
                                                                             ------------     -----------
                         ASSETS                                              (Unaudited)
Current assets:
    Cash and cash equivalents                                              $   3,019,196    $  1,122,277
    Trade accounts receivable, net of allowance for doubtful
      accounts of $315,000 and $311,500                                       10,300,436      10,012,699
    Other receivables                                                            269,712         295,199
    Due from employees                                                             7,664           5,589
    Inventories                                                                9,539,857       9,967,012
    Prepaid expenses                                                             205,151          95,766
    Deferred income taxes                                                        228,504         212,738
                                                                             ------------     -----------
        Total current assets                                                  23,570,520      21,711,280

Property and equipment, net                                                   10,844,374      11,083,921
Other assets, net                                                                 76,315          33,950
                                                                             ------------     -----------

        Total assets                                                       $  34,491,209    $ 32,829,151
                                                                             ============     ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                  $   2,784,466    $  1,952,360
    Income taxes payable                                                         235,290         111,449
    Accrued compensation and payroll taxes                                       469,184         656,028
                                                                             ------------     -----------
          Total current liabilities                                            3,488,940       2,719,837

Deferred income taxes                                                            199,654         118,121
                                                                             ------------     -----------

          Total liabilities                                                    3,688,594       2,837,958
                                                                             ------------     -----------

Stockholders' equity:
    Preferred stock, no par value, authorized 1,000,000 shares;
      none issued and outstanding                                                      -               -
    Common stock, no par value, authorized 100,000,000 shares;
      issued and outstanding 37,664,336 shares and 37,879,036
      shares                                                                   7,083,637       9,786,281
    Paid-in capital                                                              252,863         150,359
    Retained earnings                                                         23,466,115      20,054,553
                                                                             ------------     -----------
          Total stockholders' equity                                          30,802,615      29,991,193

Commitments and contingencies                                                ------------     -----------

          Total liabilities and stockholders' equity                       $  34,491,209    $ 32,829,151
                                                                             ============     ===========

      See accompanying condensed notes to condensed financial statements.

                            OPTICAL CABLE CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         APRIL 30,                      APRIL 30,
                                               ---------------------------    ---------------------------
                                                  1999           1998            1999           1998
                                               ------------   ------------    ------------   ------------
Net sales                                    $  12,434,733  $  11,689,100   $  23,276,672  $  23,562,215
Cost of goods sold                               6,724,181      6,612,485      12,843,933     13,416,692
                                               ------------   ------------    ------------   ------------
       Gross profit                              5,710,552      5,076,615      10,432,739     10,145,523

Selling, general and administrative expenses     2,697,198      2,444,208       5,206,970      4,727,434
                                               ------------   ------------    ------------   ------------

       Income from operations                    3,013,354      2,632,407       5,225,769      5,418,089
                                               ------------   ------------    ------------   ------------

Other income (expense):
    Interest income                                 56,265         13,955          87,264         40,564
    Interest expense                                     -           (195)              -           (195)
    Other, net                                      (9,354)           275          (3,105)        (3,144)
                                               ------------   ------------    ------------   ------------

       Other income, net                            43,911         14,035          84,159         37,225
                                               ------------   ------------    ------------   ------------
       Income before income tax expense          3,057,265      2,646,442       5,309,928      5,455,314

Income tax expense                               1,093,938        933,994       1,898,366      1,919,894
                                               ------------   ------------    ------------   ------------

       Net income                            $   1,963,327  $   1,712,448   $   3,411,562  $   3,535,420
                                               ============   ============    ============   ============

Net income per share:

    Net income per common share              $       0.052  $       0.045   $       0.090  $       0.092
                                               ============   ============    ============   ============
    Net income per common share -

       assuming dilution                     $       0.052  $       0.044   $       0.090  $       0.091
                                               ============   ============    ============   ============

      See accompanying condensed notes to condensed financial statements.

                            OPTICAL CABLE CORPORATION
             Condensed Statement of Changes in Stockholders' Equity
                                   (Unaudited)


                                                   SIX MONTHS ENDED APRIL 30, 1999
                                -------------------------------------------------------------------------
                                      COMMON STOCK                                              TOTAL
                                ---------------------------      PAID-IN       RETAINED      STOCKHOLDERS'
                                  SHARES         AMOUNT          CAPITAL       EARNINGS        EQUITY
                                ------------   ------------    ------------   ------------   ------------
Balances at October 31, 1998     37,879,036  $   9,786,281   $     150,359  $  20,054,553  $  29,991,193

Net income                                -              -               -      3,411,562      3,411,562
Exercise of employee stock
    options ($2.50 per share)        65,700        164,250               -              -        164,250
Tax benefit of disqualifying
    dispositions of stock
    options exercised                     -              -         102,504              -        102,504
Repurchase of common stock
    (at cost)                      (280,400)    (2,866,894)              -              -     (2,866,894)
                                ------------   ------------    ------------   ------------   ------------

Balances at April 30, 1999       37,664,336  $   7,083,637   $     252,863  $  23,466,115  $  30,802,615
                                ============   ============    ============   ============   ============


      See accompanying condensed notes to condensed financial statements.

                            OPTICAL CABLE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                   SIX MONTHS ENDED
                                                                                        APRIL 30,
                                                                             ----------------------------
                                                                                1999             1998
                                                                                ----             ----
Cash flows from operating activities:
    Net income                                                             $   3,411,562    $  3,535,420
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and amortization                                            422,563         374,770
        Bad debt expense (recovery)                                                3,500         (53,015)
        Deferred income taxes                                                     65,767         (58,019)
        (Increase) decrease in:
          Trade accounts receivable                                             (291,237)      1,726,561
          Other receivables                                                       25,487         298,642
          Due from employees                                                      (2,075)         (3,050)
          Income taxes refundable                                                      -        (169,423)
          Inventories                                                            427,155      (1,254,993)
          Prepaid expenses                                                      (109,385)         (6,838)
        Increase (decrease) in:
          Accounts payable and accrued expenses                                  822,003         905,408
          Income taxes payable                                                   226,345        (460,864)
          Accrued compensation and payroll taxes                                (186,844)        (52,112)
                                                                             ------------     -----------

             Net cash provided by operating activities                         4,814,841       4,782,487
                                                                             ------------     -----------

Cash flows from investing activities:
    Purchase of property and equipment                                          (164,411)       (454,577)
    Cash surrender value of life insurance                                       (50,867)              -
                                                                             ------------     -----------

             Net cash used in investing activities                              (215,278)       (454,577)
                                                                             ------------     -----------

Cash flows from financing activities:
    Repurchase of common stock                                                (2,866,894)     (4,983,200)
    Proceeds from exercise of employee stock options                             164,250         187,125
                                                                             ------------     -----------

             Net cash used in financing activities                            (2,702,644)     (4,796,075)
                                                                             ------------     -----------
             Net increase (decrease) in cash and cash equivalents              1,896,919        (468,165)

Cash and cash equivalents at beginning of period                               1,122,277         985,807
                                                                             ------------     -----------

Cash and cash equivalents at end of period                                 $   3,019,196    $    517,642
                                                                             ============     ===========

      See accompanying condensed notes to condensed financial statements.

                            OPTICAL CABLE CORPORATION
                CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED APRIL 30, 1999
                                   (Unaudited)



(1) GENERAL

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1999. The unaudited condensed financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 1998.

(2) INVENTORIES

    Inventories at April 30, 1999 and October 31, 1998 consist of the following:


                                             APRIL 30,               OCTOBER 31,
                                               1999                     1998
                                           -------------            ------------
Finished goods                            $    4,370,518           $   4,152,094
Work in process                                2,245,610               1,896,858
Raw materials                                  2,862,062               3,873,824
Production supplies                               61,667                  44,236
                                           -------------            ------------

                                          $    9,539,857           $   9,967,012
                                           =============            ============


(3) NOTES PAYABLE

    Under a loan agreement with its bank dated March 10, 1999, the Company has a $5 million secured revolving line of credit available for general corporate purposes and a $10 million secured line of credit available to fund potential acquisitions, mergers or joint ventures. The lines of credit bear interest at 1.50 percent above the monthly LIBOR rate and are equally and ratably secured by the Company's accounts receivable, contract rights, inventory, furniture and fixtures, machinery and equipment and general intangibles. The lines of credit will expire on February 28, 2001, unless renewed or extended.

                                       6
                                                                     (Continued)

                            OPTICAL CABLE CORPORATION
                CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



(4) STOCKHOLDERS' EQUITY

    During the six months ended April 30, 1999, the Company repurchased 280,400 shares of its common stock for $2,866,894.


(5) NET INCOME PER SHARE

     Net income per common share excludes dilution and is computed by dividing income by the weighted-average number of common shares outstanding for the period. Net income per common share - assuming dilution reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the entity. The following is a reconciliation of the numerators and denominators of the net income per common share computations for the periods presented:

                                                           NET INCOME           SHARES           PER SHARE
THREE MONTHS ENDED APRIL 30, 1999                         (NUMERATOR)        (DENOMINATOR)        AMOUNT
                                                         -------------      ----------------   -------------

Net income per common share                           $     1,963,327         37,810,521      $       .052
                                                                                                ============

Effect of dilutive stock options                                    -            235,321
                                                         -------------      -------------

Net income per common share - assuming dilution       $     1,963,327         38,045,842      $       .052
                                                         =============      =============       ===========


THREE MONTHS ENDED APRIL 30, 1998

Net income per common share                           $     1,712,448         38,359,633      $       .045
                                                                                                -----------

Effect of dilutive stock options                                    -            303,518
                                                         -------------      -------------

Net income per common share - assuming dilution       $     1,712,448         38,663,151      $       .044
                                                         =============      =============       ===========


SIX MONTHS ENDED APRIL 30, 1999

Net income per common share                           $     3,411,562         37,824,305      $       .090
                                                                                                ===========

Effect of dilutive stock options                                    -            259,695
                                                         -------------      -------------

Net income per common share - assuming dilution       $     3,411,562         38,084,000      $       .090
                                                         =============      =============       ===========

SIX MONTHS ENDED APRIL 30, 1998

Net income per common share                           $     3,535,420         38,485,488      $       .092
                                                                                                ===========


Effect of dilutive stock options                                    -            292,728
                                                         -------------      -------------

Net income per common share - assuming dilution       $     3,535,420         38,778,216      $       .091
                                                         =============      =============       ===========

                                       7
                                                                     (Continued)

                            OPTICAL CABLE CORPORATION
                CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



    Stock options that could potentially dilute net income per common share in the future that were not included in the computation of net income per common share-assuming dilution because to do so would have been antidilutive for the periods presented totaled 232,500 for the six months ended April 30, 1998. No such antidilutive stock options existed with respect to the net income per common share-assuming dilution calculation for the six months ended April 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1999 AND 1998

NET SALES

Net sales consists of gross sales of products, less discounts, refunds and returns. Net sales increased 6.4 percent to $12.4 million in second quarter 1999 from $11.7 million for the same period in 1998. This increase was primarily attributable to increased volume. Total cable meters shipped in second quarter 1999 increased 15.6 percent to 40.1 million from 34.7 million cable meters shipped for the same period in 1998. This increase in cable meters shipped was a result of a 5.2 million increase in multi mode cable meters shipped coupled with a 200,000 increase in single mode cable meters shipped. Multi mode cable generally has a higher selling price than single mode cable.

GROSS PROFIT MARGIN

Cost of goods sold consists of the cost of materials, compensation costs and overhead related to the Company's manufacturing operations. The Company's gross profit margin (gross profit as a percentage of net sales) increased to 45.9 percent in second quarter 1999 from 43.4 percent in second quarter 1998. This increase was primarily due to reduced raw fiber prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist of the compensation costs (including sales commissions) for sales and marketing personnel, travel expenses, customer support expenses, trade show expenses, advertising, the compensation cost for administration, finance and general management personnel, as well as legal and accounting fees. Selling, general and administrative expenses as a percentage of net sales were 21.7 percent in second quarter 1999 compared to 20.9 percent in second quarter 1998. This higher percentage reflects the fact that net sales for second quarter 1999 increased 6.4 percent compared to second quarter 1998, while selling, general and administrative expenses increased 10.4 percent. Selling, general and administrative expenses as a percentage of net sales increased largely as a result of increased marketing efforts.

INCOME BEFORE INCOME TAX EXPENSE

Income before income tax expense increased 15.5 percent to $3.0 million for the three months ended April 30, 1999 compared to $2.6 million for the three months ended April 30, 1998. This was primarily due to an increase in sales and gross profit margin, offset by increased selling, general and administrative expenses.

INCOME TAX EXPENSE

Income tax expense increased 17.1 percent to $1,094,000 for the three months ended April 30, 1999 compared to $934,000 for the same period in 1998 due to the increase in income before income tax expense. The Company's effective tax rate was 35.8 percent during the three months ended April 30, 1999 compared to 35.3 percent for the same period in 1998.
                                                                     (Continued)

NET INCOME

Net income for second quarter 1999 was $2.0 million compared to $1.7 million for second quarter 1998. Despite an increase in income tax expense of $160,000, net income increased $251,000 due to the increased sales and gross profit margin, partially offset by increases in selling, general and administrative expenses.


SIX MONTHS ENDED APRIL 30, 1999 AND 1998

NET SALES

Net sales consists of gross sales of products, less discounts, refunds and returns. Net sales decreased 1.2 percent to $23.3 million for the six months ended April 30, 1999 from $23.6 million for the same period in 1998. This slight decrease was attributable to the 8.7 percent decrease in net sales in first quarter 1999 compared to the same period in 1998 attributable to decreased volume and a change in product mix, offset by the 6.4 percent increase in net sales in second quarter 1999 compared to the same period in 1998 as described above.

GROSS PROFIT MARGIN

Cost of goods sold consists of the cost of materials, compensation costs and overhead related to the Company's manufacturing operations. The Company's gross profit margin (gross profit as a percentage of net sales) increased to 44.8 percent for the six months ended April 30, 1999 from 43.1 percent for the six months ended April 30, 1998. This increase was due to reduced raw fiber prices partially offset by an increase in the ratio of net sales attributable to the Company's distributors during the period as compared to total net sales. For the six months ended April 30, 1999, net sales to distributors approximated 58 percent versus 52 percent for the same period in 1998. In addition, during the six months ended April 30, 1999, sales from orders $50,000 or more approximated 16 percent compared to 27 percent for the six months ended April 30, 1998. Discounts on large orders and on sales to distributors are generally greater than for sales to the rest of the Company's customer base.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist of the compensation costs (including sales commissions) for sales and marketing personnel, travel expenses, customer support expenses, trade show expenses, advertising, the compensation cost for administration, finance and general management personnel, as well as legal and accounting fees. Selling, general and administrative expenses as a percentage of net sales were 22.4 percent for the six months ended April 30, 1999 compared to 20.1 percent for the six months ended April 30, 1998. This higher percentage reflects the fact that net sales for the six months ended April 30, 1999 decreased 1.2 percent compared to the same period in 1998, while selling, general and administrative expenses increased 10.1 percent, due to increased marketing efforts.

INCOME BEFORE INCOME TAX EXPENSE

Income before income tax expense decreased 2.7 percent to $5.3 million for the six months ended April 30, 1999 compared to $5.5 million for the six months ended April 30, 1998. This was primarily due to increased selling, general and administrative expenses offset by the increased gross profit margin.

                                                                     (Continued)
                                       10

INCOME TAX EXPENSE

Income tax expense decreased $22,000 to $1,898,000 for the six months ended April 30, 1999 compared to $1,920,000 for the same period in 1998 consistent with the slight decrease in income before income tax expense. The Company's effective tax rate was 35.8 percent during the six months ended April 30, 1999 as compared to 35.2 percent for the same period in 1998.

NET INCOME

Net income for the six months ended April 30, 1999 was $3.4 million compared to $3.5 million for the six months ended April 30, 1998. Despite a decline in income tax expense of $22,000, net income decreased $124,000 due to the $145,000 decrease in income before income tax expense.


FINANCIAL CONDITION

Total assets at April 30, 1999 were $34.5 million, an increase of $1.7 million, or 5.1 percent from October 31, 1998. This increase was primarily due to an increase of $1.9 million in cash and cash equivalents, offset by decreases in inventories of $430,000 and capital expenditures of $164,000.

Total stockholders' equity at April 30, 1999 increased $811,000, or 2.7 percent from October 31, 1998 with net income retained, offset primarily by the repurchase of common stock in the amount of $2.9 million, accounting for the increase.


LIQUIDITY AND CAPITAL RESOURCES

During the first six months of fiscal years 1999 and 1998, the Company's primary capital needs have been to fund working capital requirements and capital expenditures as needed. The Company's primary source of financing has been cash provided from operations. The Company maintains bank lines of credit; however, there were no balances outstanding under the lines as of the end of fiscal year 1998 or the second quarter of fiscal year 1999.

Under a loan agreement with its bank dated March 10, 1999, the Company has a $5 million secured revolving line of credit available for general corporate purposes and a $10 million secured line of credit available to fund potential acquisitions, mergers and joint ventures. The lines of credit bear interest at
1.50 percent above the monthly LIBOR rate and are equally and ratably secured by the Company's accounts receivable, contract rights, inventory, furniture and fixtures, machinery and equipment and general intangibles. The lines of credit will expire on February 28, 2001, unless renewed or extended. As of the date hereof, the Company has no additional material sources of financing. The Company believes that its cash flow from operations and available lines of credit will be adequate to fund its operations for at least the next twelve months.

Cash flows from operations were approximately $4.8 million for the six months ended April 30, 1999 and 1998. Cash flows from operations for the six months ended April 30, 1999 were primarily provided by operating income, a decrease in inventory of $427,000 and an increase in accounts payable and accrued expenses of $822,000, offset by an increase in trade accounts receivable of $291,000 and income taxes paid of $1.6 million. For the six months ended April 30, 1998, cash flows from operations were primarily provided by operating income, a decrease in trade accounts receivable of $1.7 million and an increase in accounts payable and accrued expenses of $905,000, offset by an increase in inventory of $1.3 million and income taxes paid of $2.6 million.

                                                                     (Continued)
                                       11

Net cash used in investing activities was for expenditures related to facilities and equipment and was $164,000 and $455,000 for the six months ended April 30, 1999 and 1998, respectively. As of April 30, 1999, there were no material commitments for additional capital expenditures.

Net cash used in financing activities was $2.7 million and $4.8 million for the six months ended April 30, 1999 and 1998, respectively. The net cash used in financing activities is primarily related to the Company's common stock repurchase program.

During the period from October 31, 1998 through April 30, 1999, the Company has repurchased approximately $2.9 million of the Company's common stock in the open market or in privately negotiated transactions. The repurchases were funded through cash flows from operating activities. The Company intends to use excess working capital and other sources as appropriate to finance the remaining share repurchase program.


DERIVATIVES

The Company does not use derivatives or other off-balance sheet instruments such as future contracts, forward obligations, interest rate swaps, or options.


YEAR 2000

The "Year 2000" issue will affect many computers and other electronic devices that are not programmed to properly recognize a year that begins with "20" instead of "19." Some devices may recognize dates on or after January 1, 2000 as a date during the 1900s, or may not recognize the date at all. If not corrected, many devices could fail or create erroneous results.

Since 1997, the Company has been actively assessing, planning and responding to the risks to the Company created by the Year 2000 issue. In assessing the risks, the Company has focused on both (i) its internal information technology ("IT") and non-IT systems, including, but not limited to, computer hardware and software, manufacturing equipment, printers, facsimile machines, and other control and accounting devices, and (ii) its interfaces with third parties with which the Company has material relationships, such as suppliers, customers and financial institutions.

The Company has completed its assessment and response planning with respect to its internal IT and non-IT systems. Additionally, the Company has completed its planned remediation measures with respect to those internal systems. The Company's remediation has included updating various computer hardware and software and printers to be Year 2000 compliant. The Company has also determined that the Year 2000 problem will not have a material adverse affect on its manufacturing machinery. To date, the Company has expended less than $100,000 on its remediation measures and believes substantial future remediation expenditures with respect to its internal systems will not be necessary. With respect to the Company's internal systems, the Company has completed its planned remediation and testing and believes the Year 2000 issue will not have a material adverse affect on the Company or its business. The Company does not believe contingency plans are necessary for its internal systems at this time.

The Company has completed its assessment of potential Year 2000 problems which may arise from failures of third parties to be Year 2000 compliant. However, many of the Company's suppliers and customers are still engaged in executing their Year 2000 readiness efforts and, as a result, the Company cannot fully evaluate the Year 2000 risks to its supply chain and its distribution channels at this time.
                                                                     (Continued)

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


NEW ACCOUNTING STANDARDS

SFAS NO. 131
------------

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

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


FORWARD LOOKING INFORMATION

This Form 10-Q may contain certain "forward-looking" information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements

                                                                     (Continued)
concerning  the  Company's  outlook for the future,  (ii)  statements of belief,
(iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to risks and uncertainties that may cause actual events to differ materially from the expectations of the Company. Factors that could cause or contribute to such differences include, but are not limited to, the level of sales to key customers, actions by competitors, fluctuations in the price of raw materials (including optical fiber), the Company's dependence on a single manufacturing facility, the ability of the Company to protect its proprietary manufacturing technology, the Company's dependence on a limited number of suppliers, technological changes and introductions of new competing products, and market and economic conditions in the areas of the world in which the Company operates or markets its products.

                           PART II. OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The following information is furnished for matters submitted to a vote of security holders during the three months ended April 30, 1999:

(a) The Annual Meeting of Shareholders of Optical Cable Corporation was held on March 9, 1999.

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

                                                VOTES           VOTES          BROKER
     DIRECTOR                 VOTES FOR        AGAINST        ABSTAINING      NON-VOTES
     --------                 ----------       -------        ----------      ---------
Robert Kopstein               37,192,381          -             14,484         656,071
Luke J. Huybrechts            37,192,381          -             14,484         656,071
Kenneth W. Harber             37,192,581          -             14,284         656,071
Randall H. Frazier            37,192,281          -             14,584         656,071
John M. Holland               37,192,581          -             14,284         656,071


2. To ratify the selection of KPMG LLP as independent accountants for the Company for the fiscal year 1999.

                                    VOTES           VOTES          BROKER
                  VOTES FOR        AGAINST        ABSTAINING      NON-VOTES
                  ----------       -------        ----------      ---------
                  37,201,601        3,264            2,000         656,071

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits required by Item 601 of Regulation S-K for the six months ended April 30, 1999.

27    Financial Data Schedule.

(b) Reports on Form 8-K filed during the three months ended April 30, 1999. None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          OPTICAL CABLE CORPORATION
                                                (Registrant)



Date:  June 11, 1999                        /s/Robert Kopstein
                                            ------------------
                                               Robert Kopstein
                                               Chairman of the Board, President
                                               and Chief Executive Officer



Date: June 11, 1999                         /s/Kenneth W. Harber
                                            --------------------
                                               Kenneth W. Harber
                                               Vice President of Finance,
                                               Treasurer and Secretary
                                               (Principal Financial and
                                               Accounting Officer)