Form 10-Q
period 1999-07-31
OPTICAL CABLE CORP
filed 1999-09-14
CIK 1000230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

                         Commission file number 0-27022

                            OPTICAL CABLE CORPORATION
             -----------------------------------------------------
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

     As of September 9, 1999, 37,508,136 shares of the registrant's Common Stock, no par value, were outstanding. Of these outstanding shares, 36,000,000 shares were held by Robert Kopstein, Chairman of the Board, President and Chief Executive Officer of the registrant.

PART I. FINANCIAL INFORMATION

        ITEM 1.  FINANCIAL STATEMENTS

                                                                                 PAGE
                                                                                ------
            Condensed Balance Sheets - July 31, 1999 and October 31,
              1998................................................................2

            Condensed Statements of Income - Three Months and Nine
              Months Ended July 31, 1999 and 1998.................................3

            Condensed Statement of Changes in Stockholders' Equity -
              Nine Months Ended July 31, 1999.....................................4

            Condensed Statements of Cash Flows - Nine Months Ended
              July 31, 1999 and 1998..............................................5

            Condensed Notes to Condensed Financial Statements...................6-8

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS.........................9-14

PART II.      OTHER INFORMATION

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................15


                                       PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                         OPTICAL CABLE CORPORATION
                                         CONDENSED BALANCE SHEETS


                                                                                                    JULY 31,            OCTOBER 31,
                                                                                                      1999                 1998
                                                                                                 ----------------     --------------
                           ASSETS                                                                  (Unaudited)
Current assets:
    Cash and cash equivalents                                                                      $ 5,010,866           $ 1,122,277
    Trade accounts receivable, net of allowance for doubtful
      accounts of $294,500 and $311,500                                                              9,631,655            10,012,699
    Other receivables                                                                                  314,865               295,199
    Due from employees                                                                                   9,734                 5,589
    Inventories                                                                                      8,380,239             9,967,012
    Prepaid expenses                                                                                   153,276                95,766
    Deferred income taxes                                                                              130,530               212,738
                                                                                                   -----------           -----------
        Total current assets                                                                        23,631,165            21,711,280

Property and equipment, net                                                                         10,707,154            11,083,921
Other assets, net                                                                                      192,579                33,950
                                                                                                   -----------           -----------
        Total assets                                                                               $34,530,898           $32,829,151
                                                                                                   ===========           ===========


           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                                          $ 2,945,713           $ 1,952,360
    Income taxes payable                                                                               188,094               111,449
    Accrued compensation and payroll taxes                                                             541,847               656,028
                                                                                                   -----------           -----------
           Total current liabilities                                                                 3,675,654             2,719,837

Deferred income taxes                                                                                  197,004               118,121
                                                                                                   -----------           -----------
           Total liabilities                                                                         3,872,658             2,837,958
                                                                                                   -----------           -----------

Stockholders' equity:
    Preferred stock, no par value, authorized 1,000,000 shares;
      none issued and outstanding                                                                           --                   --
    Common stock, no par value, authorized 100,000,000 shares;
      issued and outstanding 37,503,586 shares and 37,879,036
      shares                                                                                         5,039,048             9,786,281
    Paid-in capital                                                                                    336,494               150,359
    Retained earnings                                                                               25,282,698            20,054,553
                                                                                                   -----------           -----------
           Total stockholders' equity                                                               30,658,240            29,991,193

Commitments and contingencies
                                                                                                   -----------           -----------
           Total liabilities and stockholders' equity                                              $34,530,898           $32,829,151
                                                                                                   ===========           ===========


      See accompanying condensed notes to condensed financial statements.

                            OPTICAL CABLE CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                     THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                          JULY 31,                               JULY 31,
                                                           ----------------------------------     ----------------------------------
                                                                1999               1998                1999               1998
                                                           ---------------    ---------------     ---------------    ---------------
Net sales                                                  $ 12,602,659        $ 13,727,433        $ 35,879,331        $ 37,289,648
Cost of goods sold                                            7,178,532           8,056,752          20,022,465          21,473,444
                                                           ------------        ------------        ------------        ------------
       Gross profit                                           5,424,127           5,670,681          15,856,866          15,816,204

Selling, general and administrative
    expenses                                                  2,535,414           2,602,800           7,742,384           7,330,234
                                                           ------------        ------------        ------------        ------------
       Income from operations                                 2,888,713           3,067,881           8,114,482           8,485,970
                                                           ------------        ------------        ------------        ------------

Other income (expense):
    Interest income                                              45,467               6,185             132,731              46,749
    Interest expense                                                 --                (122)                 --                (317)
    Other, net                                                  (35,011)             (1,167)            (38,116)             (4,311)
                                                           ------------        ------------        ------------        ------------
       Other income, net                                         10,456               4,896              94,615              42,121
                                                           ------------        ------------        ------------        ------------
       Income before income tax
          expense                                             2,899,169           3,072,777           8,209,097           8,528,091

Income tax expense                                            1,082,586           1,081,403           2,980,952           3,001,297
                                                           ------------        ------------        ------------        ------------
       Net income                                          $  1,816,583        $  1,991,374        $  5,228,145        $  5,526,794
                                                           ============        ============        ============        ============


Net income per share -
    Net income per common share                            $      0.048        $      0.052        $      0.139        $      0.144
                                                           ============        ============        ============        ============

    Net income per common share -
       assuming dilution                                   $      0.048        $      0.052        $      0.138        $      0.143
                                                           ============        ============        ============        ============



      See accompanying condensed notes to condensed financial statements.

                            OPTICAL CABLE CORPORATION
             CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)



                                                       NINE MONTHS ENDED JULY 31, 1999
                                  ------------------------------------------------------------------
                                       COMMON STOCK                                       TOTAL
                                  -----------------------      PAID-IN     RETAINED    STOCKHOLDERS'
                                  SHARES           AMOUNT      CAPITAL     EARNINGS        EQUITY
                                  ------           ------      -------     --------        ------

Balances at October 31, 1998     37,879,036    $ 9,786,281    $150,359   $20,054,553   $ 29,991,193

Net income                               --             --          --     5,228,145      5,228,145
Exercise of employee stock
    options ($2.50 per share)        78,950        197,375          --            --        197,375
Tax benefit of disqualifying
    dispositions of stock
    options exercised                    --             --     186,135            --        186,135
Repurchase of common stock
   (at cost)                       (454,400)    (4,944,608)         --            --     (4,944,608)
                                 ----------    -----------    --------   -----------   ------------
Balances at July 31, 1999        37,503,586    $ 5,039,048    $336,494   $25,282,698   $ 30,658,240
                                 ==========    ===========    ========   ===========   ============


      See accompanying condensed notes to condensed financial statements.

                            OPTICAL CABLE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                         NINE MONTHS ENDED
                                                                                             JULY 31,
                                                                                ----------------------------------
                                                                                      1999                1998
                                                                                      ----                ----
Cash flows from operating activities:
    Net income                                                                     $ 5,228,145       $ 5,526,794
    Adjustments  to  reconcile  net  income to net cash  provided  by operating activities:
        Depreciation and  amortization                                                 599,818           576,989
        Bad debt expense                                                                14,802            45,402
        Deferred income taxes                                                          161,091           (51,453)
        (Increase) decrease in:
           Trade accounts receivable                                                   366,242          (851,869)
           Other receivables                                                           (19,666)          383,299
           Due from employees                                                           (4,145)           (2,605)
           Inventories                                                               1,586,773            (2,074)
           Prepaid expenses                                                            (57,510)          (32,409)
        Increase (decrease) in:
           Accounts payable and accrued expenses                                       993,353           852,204
           Income taxes payable                                                        262,780           (58,840)
           Accrued compensation and payroll taxes                                     (114,181)         (230,450)
                                                                                   -----------       -----------
              Net cash provided by operating activities                              9,017,502         6,154,988
                                                                                   -----------       -----------

Cash flows from investing activities:
    Purchase of property and equipment                                                (210,298)         (562,504)
    Cash surrender value of life insurance,                                           (171,382)               --
                                                                                   -----------       -----------
              Net cash used in investing activities                                   (381,680)         (562,504)
                                                                                   -----------       -----------

Cash flows from financing activities:
    Net change in notes payable                                                             --           405,000
    Repurchase of common stock                                                      (4,944,608)       (6,781,824)
    Proceeds from exercise of employee stock options                                   197,375           194,625
                                                                                   -----------       -----------
              Net cash used in financing activities                                 (4,747,233)       (6,182,199)
                                                                                   -----------       -----------
              Net increase (decrease) in cash and cash equivalents                   3,888,589          (589,715)

Cash and cash equivalents at beginning of period                                     1,122,277           985,807
                                                                                   -----------       -----------
Cash and cash equivalents at end of period                                         $ 5,010,866       $   396,092
                                                                                   ===========       ===========

      See accompanying condensed notes to condensed financial statements.

                            OPTICAL CABLE CORPORATION
                CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS
                         NINE MONTHS ENDED JULY 31, 1999
                                   (Unaudited)

(1)      GENERAL

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1999. The unaudited condensed financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 1998.


(2)      INVENTORIES

         Inventories at July 31, 1999 and October 31, 1998 consist of the following:


                                                     JULY 31,       OCTOBER 31,
                                                       1999            1998
                                                     --------      -----------
         Finished goods                            $4,025,237      $4,152,094
         Work in process                            1,678,286       1,896,858
         Raw materials                              2,610,741       3,873,824
         Production supplies                           65,975          44,236
                                                   ----------      ----------
                                                   $8,380,239      $9,967,012
                                                   ==========      ==========


(3)      NOTES PAYABLE

         Under a loan agreement with its bank dated March 10, 1999, the Company has a $5 million secured revolving line of credit and a $10 million secured revolving line of credit. The Company's intention is that the $5 million line of credit be available to fund general corporate purposes and that the $10 million line of credit be available to fund potential acquisitions and joint ventures. The lines of credit bear interest at 1.50 percent above the monthly LIBOR rate and are equally and ratably secured by the Company's accounts receivable, contract rights, inventory, furniture and fixtures, machinery and equipment and general intangibles. The lines of credit will expire on February 28, 2001, unless renewed or extended.
                                                                     (Continued)

                            OPTICAL CABLE CORPORATION
                CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

(4)      STOCKHOLDERS' EQUITY

         During the nine months ended July 31, 1999, the Company repurchased 454,400 shares of its common stock for $4,944,608.

(5)      NET INCOME PER SHARE

         Net income per common share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Net income per common share - assuming dilution reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the entity. The following is a reconciliation of the numerators and denominators of the net income per common share computations for the periods presented:


                                                             NET INCOME         SHARES       PER SHARE
THREE MONTHS ENDED JULY 31, 1999                            (NUMERATOR)      (DENOMINATOR)     AMOUNT
--------------------------------                            ------------     -------------     ------
Net income per common share                                  $1,816,583        37,740,010      $0.048
Effect of dilutive stock options                                     --           249,351      ======
                                                             ----------        ----------
Net income per common share - assuming dilution              $1,816,583        37,989,361      $0.048
                                                             ==========        ==========      ======

THREE MONTHS ENDED JULY 31, 1998
--------------------------------

Net income per common share                                  $1,991,374        38,208,593      $0.052
Effect of dilutive stock options                                     --           258,690      ======
                                                             ----------        ----------
Net income per common share - assuming dilution              $1,991,374        38,467,283      $0.052
                                                             ==========        ==========      ======
NINE MONTHS ENDED JULY 31, 1999
--------------------------------
Net income per common share                                  $5,228,145        37,740,010      $0.139
Effect of dilutive stock options                                     --           249,351      ======
                                                             ----------        ----------
Net income per common share - assuming dilution              $5,228,145        37,989,361      $0.138
                                                             ==========        ==========      ======
NINE MONTHS ENDED JULY 31, 1998
--------------------------------
Net income per common share                                  $5,526,794        38,388,822      $0.144
Effect of dilutive stock options                                     --           289,737      ======
                                                             ----------        ----------
Net income per common share - assuming dilution              $5,526,794        38,678,559      $0.143
                                                             ==========        ==========      ======

                                                                                           (Continued)

                  OPTICAL CABLE CORPORATION
      CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS
                         (Unaudited)

         Stock options that could potentially dilute net income per common share in the future that were not included in the computation of net income per common share - assuming dilution because to do so would have been antidilutive for the periods presented totaled 229,500 for the three months and nine months ended July 31, 1998. No such antidilutive stock options existed with respect to the net income per common share - assuming dilution calculation for the three months and nine months ended July 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1999 AND 1998

Net Sales

Net sales consists of gross sales of products, less discounts, refunds and returns. Net sales decreased 8.2 percent to $12.6 million in third quarter 1999 from $13.7 million for the same period in 1998. This decrease was primarily attributable to reduced selling price and decreased volume. Total cable meters shipped in third quarter 1999 decreased 1.1 percent to 42.9 million from 43.4 million cable meters shipped for the same period in 1998. This decrease in cable meters shipped was a result of a 1.2 million decrease in multi mode cable meters shipped offset by a 726,000 increase in single mode cable meters shipped. Multi mode cable generally has a higher selling price than single mode cable.

Gross Profit Margin

Cost of goods sold consists of the cost of materials, compensation costs and overhead related to the Company's manufacturing operations. The Company's gross profit margin (gross profit as a percentage of net sales) increased to 43.0 percent in third quarter 1999 from 41.3 percent in third quarter 1998. This increase was primarily due to reduced raw fiber prices and the ratio of net sales attributable to the Company's distributors during the period. During third quarter 1999, net sales to distributors approximated 69.0 percent versus 64.0 percent for the same period in 1998. During third quarter 1999, sales from orders $50,000 or more approximated 9.1 percent compared to 18.0 percent for third quarter 1998. Discounts on large orders and on sales to distributors are generally greater than for sales to the Company's other customer base.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the compensation costs (including sales commissions) for sales and marketing personnel, travel expenses, customer support expenses, trade show expenses, advertising, the compensation cost for administration, finance and general management personnel, as well as legal and accounting fees. Selling, general and administrative expenses as a percentage of net sales were 20.1 percent in third quarter 1999 compared to 19.0 percent in third quarter 1998. Selling, general and administrative expenses as a percentage of net sales increased largely as a result of decreased net sales coupled with increased marketing efforts.

Income Before Income Tax Expense

Income before income tax expense decreased 0.6 percent to $2.9 million for the three months ended July 31, 1999 compared to $3.1 million for the three months ended July 31, 1998. This was primarily due to a decrease in sales partially offset by an increase in gross profit margin and a decrease in selling, general and administrative expenses.

Income Tax Expense

Income tax expense approximated $1.1 million for the three months ended July 31, 1999 and 1998. The Company's effective tax rate was 37.3 percent during the three months ended July 31, 1999 compared to 35.2 percent for the same period in 1998.
                                                                     (Continued)

Net Income

Net income for third quarter 1999 was 1.8 million compared to $2.0 million for third quarter 1998. Despite a decrease in net sales, net income remained comparable largely due to an improved gross profit margin, partially offset by increases in selling, general and administrative expenses as a percentage of net sales.


NINE MONTHS ENDED JULY 31, 1999 AND 1998

Net Sales

          Net sales consists of gross sales of products, less discounts, refunds and returns. Net sales decreased 3.4 percent to $35.9 million for the nine months ended July 31, 1999 from $37.3 million for the same period in 1998. This slight decrease was primarily attributable to reduced selling price and a change in product mix. Total cable meters shipped during the nine months ended July 31, 1999 increased 4.2 percent to 117.7 million from 112.9 million cable meters shipped for the same period in 1998. This increase in cable meters shipped was a result of a 634,000 increase in multi mode cable meters shipped and a 5.4 million increase in single mode cable meters shipped. Multi mode cable generally has a higher selling price then single mode cable.

Gross Profit Margin

Cost of goods sold consists of the cost of materials, compensation costs and overhead related to the Company's manufacturing operations. The Company's gross profit margin (gross profit as a percentage of net sales) increased to 44.2 percent for the nine months ended July 31, 1999 from 42.4 percent for the nine months ended July 31, 1998. This increase was due to reduced raw fiber prices partially offset by an increase in the ratio of net sales attributable to the Company's distributors during the period as compared to total net sales. For the nine months ended July 31, 1999, net sales to distributors approximated 62.2 percent versus 57.0 percent for the same period in 1998. During the nine months ended July 31, 1999, sales from orders $50,000 or more approximated 14.0 percent compared to 18.0 percent for the nine months ended July 31, 1998. Discounts on large orders and on sales to distributors are generally greater than for sales to the rest of the Company's customer base.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the compensation costs (including sales commissions) for sales and marketing personnel, travel expenses, customer support expenses, trade show expenses, advertising, the compensation cost for administration, finance and general management personnel, as well as legal and accounting fees. Selling, general and administrative expenses as a percentage of net sales were 21.6 percent for the nine months ended July 31, 1999 compared to 19.7 percent for the nine months ended July 31, 1998. This higher percentage reflects the fact that net sales for the nine months ended July 31, 1999 decreased 3.4 percent compared to the same period in 1998, while selling, general and administrative expenses increased 5.6 percent, due to increased marketing efforts.

Income Before Income Tax Expense

Income before income tax expense decreased 3.7 percent to $8.2 million for the nine months ended July 31, 1999 compared to $8.5 million for the nine months ended July 31, 1998. This was primarily due to increased selling, general and administrative expenses offset by the increased gross profit margin.

                                                                     (Continued)

Income Tax Expense

Income tax expense approximated $3.0 million for the nine months ended July 31, 1999 and 1998. The Company's effective tax rate was 36.3 percent during the nine months ended July 31, 1999 as compared to 35.2 percent for the same period in 1998.

Net Income

Net income for the nine months ended July 31, 1999 was $5.2 million compared to $5.5 million for the nine months ended July 31, 1998. Net income decreased $299,000 due to the decrease in net sales of $1.4 million and an increase in selling, general and administrative expenses, partially offset by the increased gross profit margin.


FINANCIAL CONDITION

Total assets at July 31, 1999 were $34.5 million, an increase of $1.7 million, or 5.2 percent from October 31, 1998. This increase was primarily due to an increase of $3.9 million in cash and cash equivalents, offset by decreases in inventories of $1.6 million and trade accounts receivable of $381,000.

Total stockholders' equity at July 31, 1999 increased $667,000, or 2.2 percent from October 31, 1998 with net income retained, offset primarily by the repurchase of common stock in the amount of $4.9 million, accounting for the increase.


LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of fiscal years 1999 and 1998, the Company's primary capital needs have been to fund working capital requirements and capital expenditures as needed. The Company's primary source of financing has been cash provided from operations. The Company maintains bank lines of credit; however, there were no balances outstanding under the lines as of the end of fiscal year 1998 or the third quarter of fiscal year 1999.

Under a loan agreement with its bank dated March 10, 1999, the Company has a $5 million secured revolving line of credit and a $10 million secured revolving line of credit. The Company's intention is that the $5 million line of credit be available to fund general corporate purposes and that the $10 million line of credit be available to fund potential acquisitions and joint ventures. The lines of credit bear interest at 1.50 percent above the monthly LIBOR rate and are equally and ratably secured by the Company's accounts receivable, contract rights, inventory, furniture and fixtures, machinery and equipment and general intangibles. The lines of credit will expire on February 28, 2001, unless renewed or extended. As of the date hereof, the Company has no additional material sources of financing. The Company believes that its cash flow from operations and available lines of credit will be adequate to fund its operations for at least the next twelve months.

Cash flows from operations were approximately $9.0 million for the nine months ended July 31, 1999 compared to $6.2 million for the nine months ended July 31, 1998. Cash flows from operations for the nine months ended July 31, 1999 were primarily provided by net income, a decrease in inventory of $1.6 million and an increase in accounts payable and accrued expenses of $1.0 million. For the nine months ended July 31, 1998, cash flows from operations were primarily provided by net income and an increase in accounts payable and accrued expenses of $852,000.

For the nine months ended July 31, 1999, net cash used in investing activities was for expenditures related to facilities and equipment of $210,000 and increase in cash surrender value of life insurance of $171,000. For

                                                                     (Continued)
the nine months ended July 31, 1998, net cash used in investing activities was for expenditures related to facilities and equipment and was $563,000. As of July 31, 1999, there were no material commitments for additional capital expenditures.

Net cash used in financing activities was $4.7 million and $6.2 million for the nine months ended July 31, 1999 and 1998, respectively. The net cash used in financing activities is primarily related to the Company's common stock repurchase program.

During the period from October 31, 1998 through July 31, 1999, the Company has repurchased approximately $4.9 million of the Company's common stock in the open market or in privately negotiated transactions. The repurchases were funded through cash flows from operating activities. The Company has repurchased approximately $13.6 million of the Company's common stock in such transactions since the inception of the share repurchase program in October 1997. The Company intends to use excess working capital and other sources as appropriate to finance the remaining share repurchase program.


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

                                                                     (Continued)

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

                                                                     (Continued)
                                       13

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

                           PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits required by Item 601 of Regulation S-K for the nine months ended July 31, 1999.

27    Financial Data Schedule.

(b)   Reports on Form 8-K filed during the three months ended July 31, 1999.

      None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          OPTICAL CABLE CORPORATION
                                                  (Registrant)

Date:  September 14, 1999            /s/ Robert Kopstein
                                     ------------------------------------------
                                     Robert Kopstein
                                     Chairman of the Board, President and
                                       Chief Executive Officer

Date: September 14, 1999             /s/ Kenneth W. Harber
                                     ------------------------------------------
                                     Kenneth W. Harber
                                     Vice President of Finance, Treasurer
                                      and Secretary
                                    (principal financial and accounting officer)