Form 10-K
period 1999-10-31
OPTICAL CABLE CORP
filed 2000-01-27
CIK 1000230

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   X     ANNUAL  REPORT  PURSUANT  TO  SECTION  13 or  15(d)  OF THE  SECURITIES
 ----    EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999

                                       OR

         TRANSITION  REPORT  PURSUANT  TO SECTION 13 or 15(d) OF THE  SECURITIES
 ----    EXCHANGE ACT OF 1934

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

      The   aggregate   market   value  of  shares  of  common   stock  held  by
affiliates at January 14, 2000 was $25,400,547.

      As of January 14, 2000, 37,465,746 shares of the Registrant's Common Stock were outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE

Portions of Optical Cable Corporation's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.    BUSINESS

GENERAL

      The Company manufactures and markets a broad range of fiber optic cables for "high bandwidth" transmission of data, video and audio communications over moderate distances of up to approximately [10] miles. The Company's cables can be used both indoors and outdoors, are easy and economical to install, and provide a high degree of reliability. The Company believes that its products are widely accepted for use in fiber optic local area networks ("LANs") and are increasingly accepted in other communications applications. The Company's products directly address the needs of the moderate distance market by utilizing a tight-buffered coating that protects the optical fiber and a cable design that achieves superior mechanical and environmental performance.

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

      Because most of the world's information storage, reception and display systems (such as computers, telephones and televisions) are electronically based, various electro-optical hardware components must be attached to each end of an optical fiber. For instance, a laser or light emitting diode converts electrically encoded information into light signals, which travel over the optical fiber to the terminal point of reception. At the terminal point a photodetector converts the information back to its original form. Other passive optical components such as optical connectors and splices facilitate the travel of a light signal from one optical fiber to another or to another electro-optical component, while couplers and splitters combine or divide signals, thereby permitting simultaneous distribution of information to or from multiple locations. The cost of the necessary electro-optical transmitters and recorders have been reduced to the point where fiber optic-cable is economically feasible for many moderate distance applications.

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

      Distribution and Marketing Presence

      The Company distributes its products through independent distributors to supplement the Company's existing distribution channels and to provide the Company with access to a greater number of potential customers in the United States. Revenues from international sales were approximately 27%, 22% and 20% in fiscal 1997, 1998 and 1999, respectively. The Company does not separately track gross profit or expenses attributable to international sales. Management of the Company does not regularly evaluate international sales by region. Substantially, all of the Company's international sales are denominated in U.S. dollars. The Company has no material assets located outside of the United States. (See also Note 9 to the Financial Statements which begins on page 34.

      Working with IBM's E-Commerce division, the Company launched its E-Commerce website (http://purchasing.occfiber.com) in March 1999. Initially, the E-commerce site will include only the Company's product line. The Company intends to look for opportunities to establish strategic alliances with other leading suppliers of communications equipment to expand the web-site's future offerings and eventually create an independent communications superstore which would offer one-stop shopping to global purchasers of communication materials.

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

                      [The remainder of this page is blank]


              Product Type                        Features/Description                     Applications
              ------------                        --------------------                     ------------
     A-Series Simplex and Duplex          simplex (one optical fiber)          short "patch cord" cables
       "Assembly" Cables                   and duplex (two optical             links between electronic
                                          fibers) cables                       equipment and main fiber
                                          tight-buffered coating on            optic cable
                                          each optical fiber                   routing connections in
                                          aramid yarn strength                 patching systems
                                          members                              indoor use
                                          thermoplastic outer jacket
                                          flame retardant

     B-Series "Breakout"                  2 to 156 optical fibers              direct termination with
       Cables                             tight-buffered coating on             connectors on each optical
                                          each optical fiber                   fiber
                                          elastomeric jacket                   short and moderate distance
                                          encases each optical fiber           links between buildings or
                                          and surrounding aramid               within a building, where
                                          yarn strength members                multiple termination points
                                          (similar to an A-Series              are needed
                                          simplex cable)                       installations where ease of
                                          Core-LockedTM outer                  termination and termination
                                          jacket                               cost are important factors
                                          rugged                               indoor and outdoor use
                                          flame retardant
                                          moisture and fungus
                                          resistant

     D-Series "Distribution"              2 to 156 optical fibers              longer distance runs where
       Cables                             tight-buffered coating on            size and cable cost are
                                          each optical fiber                   more significant
                                          Core-LockedTM outer                  can be armored for
                                          jacket encases the optical           additional protection in
                                          fibers and aramid yarn               buried and overhead
                                          strength members                     installations
                                          smaller, lighter and less            indoor and outdoor use
                                          expensive than the B-
                                          Series cable
                                          high strength to weight
                                          ratio
                                          compact size
                                          rugged
                                          flame retardant
                                          moisture and fungus
                                          resistant

     G-Series "Subgrouping"               up to 864 optical fibers in          high fiber count systems
       Cables                             various subgroup sizes               subgroups needed to
                                          multi-fiber subcables, each          facilitate organization of
                                          similar to a D-Series cable          large numbers of optical
                                          Core-LockedTM outer                  fibers
                                          jacket surrounds                     subcables routed to different
                                          subcables                            locations
                                          high density "micro"                 installations requiring
                                          construction                         several different optical fiber
                                          rugged                               types
                                          flame retardant                      indoor and outdoor use
                                          moisture and fungus
                                          resistant


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

    Furthermore, the Company believes that it has a reputation for product excellence based on its success with large projects for end users such as Chrysler Corporation, 3M, Virginia Polytechnic Institute and State University, Bankers Trust and Salomon Brothers Inc, and for integrators such as Ameritech Information Systems and US WEST. The Company had no single customer that accounted for more than 5% of its net sales in fiscal 1997, 1998 or 1999. However, in fiscal 1997, 1998 and 1999, 21.7%, 27.3% and 30.6%, respectively, of net sales were attributable to two major domestic distributors. Most of the Company's revenue in each quarter results from orders received in that quarter. Accordingly, the Company does not believe that its backlog at any particular point in time is indicative of future sales. The Company believes that its customer base is diverse, crossing over many markets and regions worldwide and believes that it is important to maintain that diversity to avoid dependence on any particular segment of the economy or area of the world.

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

EMPLOYEES

As of October 31, 1999, the Company employed a total of 140 persons, including 30 in sales, marketing and customer service, 12 in engineering, product development and quality control, 84 in manufacturing, and 14 in finance and administration. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppage and believes its employee relations are excellent.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no issues or matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the Nasdaq National Market under the symbol "OCCF". The following table sets forth for the fiscal periods indicated the high and low sales prices of the Common Stock, as reported on the Nasdaq National Market, during the two most recent fiscal years. On January 14, 2000, the Company's Common Stock closed at a price of $17.375 per share.


    FISCAL YEAR ENDED OCTOBER 31, 1999                                          HIGH                      LOW
    ----------------------------------                                          ----                      ---

    First Quarter (November 1, 1998 to January 31, 1999)                       $ 17.000                   $10.250

    Second Quarter (February 1 to April 30, 1999)                                13.500                     8.500

    Third Quarter (May 1 to July 31, 1999)                                       13.000                    10.125

    Fourth Quarter (August 1 to October 31, 1999)                                12.500                     9.125


     FISCAL YEAR ENDED OCTOBER 31, 1998
     ----------------------------------


     First Quarter (November 1, 1997 to January 31, 1998)                       $12.125                   $  8.125


     Second Quarter (February 1 to April 30, 1998)                               13.500                      9.000


     Third Quarter (May 1 to July 31, 1998)                                      11.250                      8.500


     Fourth Quarter (August 1 to October 31, 1998)                               12.750                      6.500



    As of January 14, 2000, there were an estimated 2,700 holders of record of the Common Stock.

    The Company has not paid or declared any cash dividends on its common stock since the completion of its initial public offering in 1996. While there are no restrictions on the payment of dividends, the Company does not anticipate paying any cash dividends on its common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                            OPTICAL CABLE CORPORATION
                             SELECTED FINANCIAL DATA


                                                                     YEARS ENDED OCTOBER 31,
                                                   ----------------------------------------------------------------
                                                   1999           1998           1997           1996           1995
                                                   ----           ----           ----           ----           ----
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
    Net sales                                   $    50,699     $   50,589  $   52,189     $   45,152    $    36,360
    Cost of goods sold                               27,547         29,330      30,613         24,907         20,121
                                                     ------         ------      ------         ------         ------
       Gross profit                                  23,152         21,259      21,576         20,245         16,239
    Total operating expenses                         10,799          9,939       9,572          8,416          7,660
                                                     ------         ------      ------         ------         ------
       Income from operations                        12,353         11,320      12,004         11,829          8,579
    Other income (expense), net                         166             57         (47)           198           (379)
                                                     ------         ------      ------         ------         ------
       Income before income tax expense              12,519         11,377      11,957         12,027          8,200
    Income tax expense (1)                            4,214          4,107       4,150          2,806             --
                                                     ------         ------      ------         ------         ------
       Net income                               $     8,305     $    7,270  $    7,807     $    9,221    $     8,200
                                                     ======         ======      ======         =======        ======
    Pro forma Income Data (1):
       Net income before pro forma income
          tax provision, as reported                                                       $    9,221
       Pro forma income tax provision                                                           1,747
                                                                                               ------
       Pro forma net income                                                                $    7,474
                                                                                                =====
    Net income per common share
       (pro forma for 1996)                     $     0.220     $    0.190  $    0.202     $    0.190
                                                     ======         ======      ======         =======
    Net income per common share -
       assuming dilution (pro forma for 1996)   $     0.219     $    0.188  $    0.200     $    0.189
                                                     ======         ======      ======         =======
BALANCE SHEET DATA:
    Working capital                             $    21,980     $   18,991  $   19,912     $   14,377    $     9,076
    Total assets                                     37,512         32,829      35,214         31,127         18,819
    Total stockholders' equity                       32,847         29,991      31,379         23,572         14,952


----------------------


(1) Through March 31, 1996, the Company was not subject to federal and state income taxes since it had elected, under provisions of the Internal Revenue Code, to be taxed as an S Corporation. On April 1, 1996, the Company completed a public offering of 2,675,416 shares of the Company's common stock from which it received net proceeds of approximately $5.5 million. In connection with the closing of the Company's initial public offering on April 1, 1996, the Company terminated its status as an S Corporation effective March 31, 1996 and became subject to federal and state income taxes. Accordingly, the statement of income data for the year ended October 31, 1996 includes income taxes from April 1, 1996, and for informational purposes, the statement of income data for the year ended October 31, 1996 includes a pro forma adjustment for income taxes which would have been recorded if the Company had been subject to income taxes for the entire fiscal year presented.

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


RESULTS OF OPERATIONS

Net Sales

Net sales consists of gross sales of products, less discounts, refunds and returns. Net sales increased to $50.7 million in fiscal 1999 from $50.6 million in fiscal 1998. This slight increase was primarily attributable to reduced selling price and a change in product mix. Total cable meters shipped during fiscal 1999 increased 7.5 percent to 168.2 million from 156.5 million cable meters shipped for the same period in 1998. This increase in cable meters shipped was a result of a 3.3 million increase in multimode cable meters shipped and an 8.4 million increase in single-mode cable meters shipped. Multimode cable generally has a higher selling price than single mode cable.

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

                            OPTICAL CABLE CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

Gross Profit Margin

Cost of goods sold consists of the cost of materials, compensation costs and overhead related to the Company's manufacturing operations. The Company's gross profit margin (gross profit as a percentage of net sales) increased to 45.7 percent in fiscal 1999 from 42.0 percent in fiscal 1998. This increase was due to reduced raw fiber prices partially offset by an increase in the ratio of net sales attributable to the Company's distributors during the period as compared to total net sales. During fiscal 1999, net sales to distributors approximated 63 percent versus 62 percent for the same period in 1998. During fiscal 1999, sales from orders $50,000 or more approximated 15 percent compared to 18 percent for fiscal 1998. Discounts on large orders and on sales to distributors are generally greater than for sales to the rest of the Company's customer base.

The Company's gross profit margin  increased to 42.0 percent in fiscal 1998 from
41.3 percent in fiscal 1997. This slight increase was due to reduced raw fiber prices, partially offset by some downward pressure on selling prices, by the impact of the increase in the ratio of large orders and the increase in the ratio of net sales attributable to the Company's distributors during the year. During fiscal 1998, sales from orders $50,000 or more approximated 18 percent of net sales compared to 20 percent for fiscal 1997. In addition, for fiscal 1998, net sales to distributors approximated 62 percent of net sales versus 57 percent for fiscal 1997.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the compensation costs (including sales commissions) for sales and marketing personnel, travel expenses, customer support expenses, trade show expenses, advertising, the compensation cost for administration, finance and general management personnel, as well as legal and accounting fees. Selling, general and administrative expenses as a percentage of net sales were 21.3 percent in fiscal 1999 compared to 19.6 percent in fiscal 1998. This higher percentage reflects the fact that net sales for fiscal 1999 were comparable to fiscal 1998, while selling, general and administrative expenses increased 8.6 percent, due primarily to increased marketing efforts.

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

Income Before Income Tax Expense

Income before income tax expense of $12.5 million in fiscal 1999 increased $1.1 million compared to fiscal 1998. This 10.0 percent increase was primarily due to the increase in gross profit margin offset by the increase in selling, general and administrative expenses.

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

                           OPTICAL CABLE CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

Income Tax Expense

The statements of income for the years ended October 31, 1999, 1998 and 1997 include income tax expense at effective tax rates of 33.7 percent, 36.1 percent and 34.7 percent, respectively. Fluctuations in the Company's effective tax rates are due primarily to the amount and timing of the tax benefit related to the Company's foreign sales corporation.

Net Income

Net income for fiscal 1999 was $8.3 million compared to $7.3 million for fiscal 1998. Net income increased $1.0 million due to the increase in gross profit margin offset by the increase in selling, general and administrative expenses and the $107,000 increase in income tax expense.

Net income for fiscal 1998 was $7.3 million compared to $7.8 million for fiscal 1997. Net income decreased $537,000 due primarily to decreased sales volume and decreasing sales prices resulting from reduced raw fiber costs offset by the slight increase in gross profit margin.


FINANCIAL CONDITION

Total assets at October 31, 1999 were $37.5 million, an increase of $4.7 million, or 14.3 percent from October 31, 1998. This increase was primarily due to an increase of $5.7 million in cash and cash equivalents, offset by management's continued efforts to decrease inventories, which resulted in a $1.2 million reduction in inventories.

Total stockholders' equity at October 31, 1999 increased $2.9 million, or 9.5 percent from October 31, 1998. This increase was primarily due to net income retained, offset by the repurchase of approximately $5.9 million of the Company's common stock.


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

Under a loan agreement with its bank dated March 10, 1999, the Company has a $5 million secured revolving line of credit and a $10 million secured line of credit. The Company's intention is that the $5 million line of credit be available to fund general corporate purposes and that the $10 million line of credit be available to fund potential acquisitions and joint ventures. The lines of credit bear interest at 1.50 percent above the monthly LIBOR rate

                           OPTICAL CABLE CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

and are equally and ratably secured by the Company's accounts receivable, contract rights, inventory, furniture and fixtures, machinery and equipment and general intangibles. The lines of credit will expire on February 28, 2001, unless renewed or extended. As of the date hereof, the Company has no additional material sources of financing.

Cash flows from operations were approximately $11.9 million, $9.6 million and $4.0 million in fiscal 1999, 1998 and 1997 respectively. Cash flows from operations in fiscal 1999 were primarily provided by operating income, a decrease in inventory of $1.2 million and an increase in accounts payable and accrued expenses of $1.3 million. Cash flows from operations in fiscal 1998 were primarily provided by operating income and a decrease in inventory of $2.1 million. In 1998, the Company reduced its inventory of optical fiber due to anticipated continued reductions in raw fiber prices. For fiscal 1997, cash flows from operations were primarily provided by operating income, offset by an increase in trade accounts receivable of $552,000, an increase in inventory of $1.8 million and a decrease in accounts payable and accrued expenses of $2.3 million.

Net cash used in investing activities in fiscal 1999 totaled $553,000 and was primarily for expenditures related to facilities and equipment of $401,000 and increase in cash surrender value of life insurance of $171,000. Net cash used in investing activities in fiscal 1998 and 1997 was primarily for expenditures related to facilities and equipment and was $622,000 and $3.6 million, respectively. The Company's expansion of its headquarters facilities was completed in fiscal 1997.

Net cash used in financing activities was $5.7 million, $8.8 million and $1.1 million in fiscal 1999, 1998 and 1997, respectively. The net cash used in financing activities in fiscal 1999 consisted of the repurchase of common stock in the amount of $5.9 million, offset by proceeds received from the exercise of employee stock options of $200,000. The net cash used in financing activities in fiscal 1998 consisted of a repurchase of common stock in the amount of $9 million, offset by proceeds received from the exercise of employee stock options of $198,000. The net cash used in financing activities in fiscal 1997 consisted of repayment of debt outstanding under the Company's lines of credit of $1.1 million.

The Company's Board of Directors has authorized the repurchase of up to $20 million of the Company's common stock in the open market or in privately negotiated transactions. Through October 31, 1999, the Company has repurchased approximately $14.9 million of its common stock in such transactions since the inception of the Company's share repurchase program in October 1997. The repurchases were funded through cash flows from operations. The Company intends to use excess working capital and other sources as appropriate to finance the remaining share repurchase program.


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

The Company has completed its assessment and response planning with respect to its internal IT and non-IT systems. Additionally, the Company has substantially completed its planned remediation measures with respect to those internal systems. The Company's remediation has included updating various computer hardware and software and printers to be Year 2000 compliant. The Company has also determined that the Year 2000 issue will not have a material adverse affect on its manufacturing machinery. To date, the Company has expended less than $100,000 on its remediation measures and believes substantial future remediation expenditures with respect to its internal systems will not be necessary. With respect to the Company's internal systems, the Company has completed its planned remediation and testing and believes the Year 2000 issue will not have a material adverse affect on the Company or its business. The Company does not believe contingency plans are necessary for its internal systems at this time.

The Company has completed its assessment of potential Year 2000 issues which may arise from failures of third parties to be Year 2000 compliant. However, many of the Company's suppliers and customers are still engaged in executing their Year 2000 readiness efforts and, as a result, the Company cannot fully evaluate the Year 2000 risks to its supply chain and its distribution channels at this time. The Company's assessment efforts included sending questionnaires to major third party suppliers and reviewing responses, and taking other steps to assess risks as deemed appropriate.

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

The most likely worst case scenario for the Company with respect to the Year 2000 issue is the failure of a supplier, including an energy supplier, to be Year 2000 compliant such that its supply of needed products or services to the Company's manufacturing facility is interrupted temporarily. This could result in the Company not being able to produce fiber optic cable for a period of time, which in turn could result in lost sales and gross profit.

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


NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated, unless it is impracticable to do so. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application. The Company adopted SFAS No. 131 as of November 1, 1998.

The Company has a single reportable segment for purposes of segment reporting pursuant to SFAS No. 131. In addition, the Company's fiber optic cable products are similar in nature. Therefore, the Company has disclosed enterprise-wide information about geographic areas and major customers in the notes to the financial statements in accordance with the provisions of SFAS No. 131. Prior years' corresponding information has been restated to conform with the requirements of SFAS No. 131.

As of October 31, 1999, there are no new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company's financial position, operating results or financial statement disclosures.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The  Company  does  not  engage  in  derivative  financial   instruments  or
derivative commodity instruments. As of October 31, 1999, the Company's financial instruments are not exposed to significant market risk due to interest rate risk, foreign currency exchange risk or commodity price risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            OPTICAL CABLE CORPORATION
                                    INDEX TO
                              FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES




FINANCIAL STATEMENTS:

                                                                                                       PAGE
                                                                                                       ----
Independent Auditors' Report ...................................................................         23

Balance Sheets as of October 31, 1999 and 1998..................................................         24

Statements of Income for the Years Ended October 31, 1999, 1998 and 1997........................         25

Statements of Stockholders' Equity for the Years Ended October 31, 1999, 1998 and 1997..........         26

Statements of Cash Flows for the Years Ended October 31, 1999, 1998 and 1997....................         27

Notes to Financial Statements...................................................................         28


FINANCIAL STATEMENT SCHEDULES:

No financial statement schedules have been included since they are not required, not applicable, or the information is otherwise included in the financial statements of the Company.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Optical Cable Corporation:


We have audited the accompanying balance sheets of Optical Cable Corporation as of October 31, 1999 and 1998, and the related statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optical Cable Corporation as of October 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 1999, in conformity with generally accepted accounting principles.


                                                KPMG LLP

Roanoke, Virginia
December 10, 1999

                            OPTICAL CABLE CORPORATION
                                 BALANCE SHEETS
                            OCTOBER 31, 1999 AND 1998


                                                                                             OCTOBER 31,
                                                                                       -----------------------
                                       ASSETS                                          1999               1998
                                                                                       ----               ----
Current assets:
    Cash and cash equivalents                                                     $   6,816,678      $   1,122,277
    Trade accounts receivable, net of allowance for doubtful
       accounts of $316,000 in 1999 and $311,500 in 1998                             10,230,717         10,012,699
    Other receivables                                                                   280,219            295,199
    Due from employees                                                                    8,100              5,589
    Note receivable                                                                      61,100                 --
    Inventories                                                                       8,754,423          9,967,012
    Prepaid expenses                                                                    106,536             95,766
    Deferred income taxes                                                               206,652            212,738
                                                                                     ----------         ----------
                   Total current assets                                              26,464,425         21,711,280
Note receivable, noncurrent                                                              32,505                 --
Other assets, net                                                                       188,328             33,950
Property and equipment, net                                                          10,826,331         11,083,921
                                                                                     ----------         ----------
                   Total assets                                                   $  37,511,589      $  32,829,151
                                                                                     ==========         ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                                         $   3,370,244      $   1,952,360
    Accrued compensation and payroll taxes                                              692,678            656,028
    Income taxes payable                                                                421,803            111,449
                                                                                     ----------         ----------
                   Total current liabilities                                          4,484,725          2,719,837

Deferred income taxes                                                                   179,789            118,121
                                                                                     ----------         ----------
                   Total liabilities                                                  4,664,514          2,837,958
                                                                                     ----------         ----------
Stockholders' equity:
    Preferred stock, no par value, authorized 1,000,000 shares;
       none issued and outstanding                                                           --                 --
    Common stock, no par value, authorized 100,000,000
       shares; issued and outstanding 37,414,271 shares in 1999
       and 37,879,036 shares in 1998                                                  4,128,316          9,786,281
    Paid-in capital                                                                     359,566            150,359
    Retained earnings                                                                28,359,193         20,054,553
                                                                                     ----------         ----------
                   Total stockholders' equity                                        32,847,075         29,991,193
Commitments and contingencies
                                                                                     ----------         ----------
                   Total liabilities and stockholders' equity                     $  37,511,589      $  32,829,151
                                                                                     ==========         ==========

See accompanying notes to financial statements.


                            OPTICAL CABLE CORPORATION
                              STATEMENTS OF INCOME
                   YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997


                                                                                         YEARS ENDED OCTOBER 31,
                                                                           --------------------------------------------------------
                                                                               1999                 1998                 1997
                                                                           ------------          ------------          ------------
Net sales                                                                  $ 50,698,637          $ 50,588,893          $ 52,188,850
Cost of goods sold                                                           27,547,022            29,329,822            30,612,690
                                                                             ----------            ----------            ----------
                   Gross profit                                              23,151,615            21,259,071            21,576,160
Selling, general and administrative expenses                                 10,798,643             9,939,258             9,572,061
                                                                             ----------            ----------            ----------
                   Income from operations                                    12,352,972            11,319,813            12,004,099
Other income (expense):
    Interest income                                                             201,708                56,260                15,351
    Interest expense                                                                 --                  (505)              (17,930)
    Other, net                                                                  (35,944)                1,891               (44,580)
                                                                             ----------            ----------            ----------
                   Other income (expense), net                                  165,764                57,646               (47,159)
                                                                             ----------            ----------            ----------
                   Income before income tax expense                          12,518,736            11,377,459            11,956,940
Income tax expense                                                            4,214,096             4,107,495             4,149,794
                                                                             ----------            ----------            ----------
                   Net income                                              $  8,304,640          $  7,269,964          $  7,807,146
                                                                           ============          ============          ============
Net income per share:
    Net income per common share                                            $      0.220          $      0.190          $      0.202
                                                                           ============          ============          ============
    Net income per common share - assuming
       dilution                                                            $      0.219          $      0.188          $      0.200
                                                                           ============          ============          ============


See accompanying notes to financial statements.

                            OPTICAL CABLE CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997



                                                                  COMMON STOCK                                           TOTAL
                                                             ----------------------          PAID-IN       RETAINED   STOCKHOLDERS'
                                                             SHARES          AMOUNT          CAPITAL       EARNINGS      EQUITY
                                                             ------          ------          -------       --------      ------

Balances at October 31, 1996                                38,675,416     $ 18,594,116     $     --    $ 4,977,443    $ 23,571,559
Net income                                                          --               --           --      7,807,146       7,807,146
                                                            ----------       ----------     --------     ----------      ----------
Balances at October 31, 1997                                38,675,416       18,594,116           --     12,784,589      31,378,705

Exercise of employee stock
    options ($2.50 per share)                                   79,350          198,375           --             --         198,375
Tax benefit of disqualifying
    disposition of stock options
    exercised                                                       --               --      150,359             --         150,359
Repurchase of common stock
    (at cost)                                                 (875,730)      (9,006,210)          --             --      (9,006,210)
Net income                                                          --               --           --      7,269,964       7,269,964
                                                            ----------       ----------     --------     ----------      ----------
Balances at October 31, 1998                                37,879,036        9,786,281      150,359     20,054,553      29,991,193
Exercise of employee stock
    options ($2.50 per share)                                   79,800          199,500           --             --         199,500
Tax benefit of disqualifying
    disposition of stock options
    exercised                                                       --               --      209,207             --         209,207
Repurchase of common stock
    (at cost)                                                 (544,565)      (5,857,465)          --             --      (5,857,465)
Net income                                                          --               --           --      8,304,640       8,304,640
                                                            ----------       ----------     --------     ----------      ----------
Balances at October 31, 1999                                37,414,271     $  4,128,316     $359,566    $28,359,193    $ 32,847,075
                                                            ==========       ==========     ========     ==========      ===========


See accompanying notes to financial statements.

                            OPTICAL CABLE CORPORATION
                            STATEMENTS OF CASH FLOWS
                   YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997


                                                                                               YEARS ENDED OCTOBER 31,
                                                                                     -------------------------------------------
                                                                                      1999               1998               1997
                                                                                      ----               ----               ----
Cash flows from operating activities:
    Net income                                                                   $  8,304,640        $ 7,269,964        $ 7,807,146
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                               764,652            787,674            706,076
          Bad debt expense (recovery)                                                  87,490             88,005            (10,778)
          Deferred income tax expense (benefit)                                        67,754            (77,515)            88,975
          Loss on disposal of property and equipment                                       --              2,669                 --
          (Increase) decrease in:
            Trade accounts receivable                                                (417,913)          (169,428)          (552,022)
            Other receivables                                                          14,980            244,903           (186,061)
            Due from employees                                                         (2,511)            (2,055)            (2,059)
            Inventories                                                             1,212,589          2,052,431         (1,758,006)
            Prepaid expenses                                                          (10,770)            25,280            (56,183)
            Other assets                                                                   --                 --                 39
          Increase (decrease) in:
            Accounts payable and accrued expenses                                   1,328,540           (395,330)        (2,260,416)
            Accrued compensation and payroll taxes                                     36,650             43,292            (63,989)
            Income taxes payable                                                      519,561           (303,191)           327,073
                                                                                   ----------          ---------          ---------
                   Net cash provided by operating activities                       11,905,662          9,566,699          4,039,795
                                                                                   ----------          ---------          ---------
Cash flows from investing activities:
    Purchase of property and equipment                                               (400,714)          (622,394)        (3,628,727)
    Cash surrender value of life insurance                                           (171,382)                --                 --
    Collection from note receivable                                                    18,800                 --                 --
                                                                                   ----------          ---------          ---------
                   Net cash used in investing activities                             (553,296)          (622,394)        (3,628,727)
                                                                                   ----------          ---------          ---------
Cash flows from financing activities:
    Net payments on notes payable                                                          --                 --         (1,103,000)
    Repurchase of common stock                                                     (5,857,465)        (9,006,210)                --
    Proceeds from exercise of employee stock options                                  199,500            198,375                 --
                                                                                   ----------          ---------          ---------
                   Net cash used in financing activities                           (5,657,965)        (8,807,835)        (1,103,000)
                                                                                   ----------          ---------          ---------
                   Net increase (decrease) in cash and cash
                     equivalents                                                    5,694,401            136,470           (691,932)
Cash and cash equivalents at beginning of year                                      1,122,277            985,807          1,677,739
                                                                                   ----------          ---------          ---------
Cash and cash equivalents at end of year                                         $  6,816,678        $ 1,122,277        $   985,807
                                                                                   ==========          =========          =========
Supplemental Disclosure of Cash Flow Information:
    Cash payments for interest                                                   $         --        $       505        $    17,930
                                                                                   ==========          =========          =========
    Income taxes paid                                                            $  3,615,300        $ 4,488,201        $ 3,733,746
                                                                                   ==========          =========          =========
    Noncash investing and financing activities:
       Capital expenditures accrued in accounts payable                          $     89,344        $        --        $   245,566
                                                                                   ==========          =========          =========
       Income tax benefit from exercise of stock options                         $    209,207        $   150,359        $        --
                                                                                   ==========          =========          =========
       Trade accounts receivable financed as note receivable                     $    112,405        $        --        $        --
                                                                                   ==========          =========          =========


See accompanying notes to financial statements.

                           OPTICAL CABLE CORPORATION
                         Notes to Financial Statements
                  Years Ended October 31, 1999, 1998 and 1997




(1)    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A)      DESCRIPTION OF BUSINESS

Optical Cable Corporation (the "Company") manufactures and markets a broad range of fiber optic cables for "high bandwidth" transmission of data, video and audio communications over moderate distances. The Company's fiber optic cables are sold nationwide and in over 70 foreign countries (also see note 9).

         (B)      CASH EQUIVALENTS

At October 31, 1999 and 1998, cash equivalents consist of $6,755,814 and $998,018, respectively, of overnight repurchase agreements and money market mutual funds. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

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

                            OPTICAL CABLE CORPORATION
                    Notes to Financial Statements (Continued)
                   Years Ended October 31, 1999, 1998 and 1997



         (G) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

         (H)      STOCK OPTION PLAN

Prior to November 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On November 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

         (I)      NET INCOME PER SHARE

Effective November 1, 1997, the Company adopted SFAS No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock.

Basic EPS (net income per common share) excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS (net income per common share - assuming dilution) reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the entity.

                            OPTICAL CABLE CORPORATION
                    Notes to Financial Statements (Continued)
                   Years Ended October 31, 1999, 1998 and 1997

         (J)      COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. SFAS No. 130 was issued to address concerns over the practice of reporting elements of comprehensive income directly in equity. This Statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

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

The adoption of SFAS No. 130 did not have any effect on current or prior period financial statement displays presented by the Company since the Company has no items of other comprehensive income in any period presented.

         (K)      USE OF ESTIMATES

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


(2)    ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

A summary of changes in the allowance for doubtful accounts receivable for the years ended October 31, 1999, 1998 and 1997 follows:




                                                      YEARS ENDED OCTOBER 31,
                                          --------------------------------------------------
                                              1999              1998              1997
                                          --------------    --------------   ---------------
Balance at beginning of year           $     311,500      $    307,400    $      300,000
Bad debt expense (recovery)                   87,490            88,005           (10,778)
Losses charged to allowance                  (84,633)          (90,147)          (26,592)
Recoveries added to allowance                  1,643             6,242            44,770
                                          --------------    --------------   ---------------
Balance at end of year                 $     316,000      $    311,500    $      307,400
                                          ==============    ==============   ===============



                          OPTICAL CABLE CORPORATION
                    Notes to Financial Statements (Continued)
                   Years Ended October 31, 1999, 1998 and 1997


(3)    INVENTORIES

Inventories at October 31, 1999 and 1998 consist of the following:


                                               OCTOBER 31,
                                    --------------------------------
                                         1999             1998
                                    ---------------   --------------
Finished goods                    $     2,976,426   $      4,152,094
Work in process                         2,306,209          1,896,858
Raw materials                           3,416,046          3,873,824
Production supplies                        55,742             44,236
                                    ---------------   --------------
                                  $     8,754,423   $      9,967,012
                                    ===============   ==============


(4)    PROPERTY AND EQUIPMENT

Property and equipment at October 31, 1999 and 1998 consists of the following:


                                                                                             OCTOBER 31,
                                                                                 --------------------------------
                                                                                      1999             1998
                                                                                 ---------------   --------------
Land                                                                           $    2,745,327    $      2,745,327
Building and improvements                                                           6,893,642           6,888,444
Machinery and equipment                                                             5,424,594           5,007,050
Furniture and fixtures                                                                734,404             729,341
Construction in progress                                                              131,008              69,938
                                                                                 ---------------   --------------
                   Total property and equipment, at cost                           15,928,975          15,440,100
Less accumulated amortization and depreciation                                     (5,102,644)         (4,356,179)
                                                                                 ---------------   --------------
                   Property and equipment, net                                 $   10,826,331    $     11,083,921
                                                                                 ===============   ==============



(5)     NOTES PAYABLE

Under a loan agreement with its bank dated March 10, 1999, the Company has a $5 million secured revolving line of credit and a $10 million secured line of credit. The Company's intention is that the $5 million line of credit be available to fund general corporate purposes and that the $10 million line of credit be available to fund potential acquisitions and joint ventures. The lines of credit bear interest at 1.50 percent above the monthly LIBOR rate (6.41 percent as of October 31, 1999) and are equally and ratably secured by the Company's accounts receivable, contract rights, inventory, furniture and fixtures, machinery and equipment and general intangibles. The lines of credit will expire on February 28, 2001, unless renewed or extended. While the lines of credit do not require a compensating balance that legally restricts the use of cash amounts, at the bank's request, the Company has agreed to maintain an unrestricted target cash balance of $125,000.

                          OPTICAL CABLE CORPORATION
                    Notes to Financial Statements (Continued)
                   Years Ended October 31, 1999, 1998 and 1997

(6)    LEASES

In August 1994, the Company entered into a four-year operating lease for computerized mailing and shipping equipment with an unrelated party. Rent expense under this lease amounted to $21,527 for the year ended October 31, 1998 and $25,030 for the year ended October 31, 1997.

(7)    RELATED PARTY AGREEMENTS

Since February 1, 1995, the Company has entered into employment agreements with the individual who is the Company's Chairman, President and Chief Executive Officer and its previously sole stockholder which typically have a term of less than two years. Annual compensation under the agreements consists of salary payments equal to 1 percent of the previous fiscal year's net sales and provides for sales commissions equal to 1 percent of the positive difference between the current fiscal year's net sales and the prior fiscal year's net sales. Compensation under this agreement amounted to $506,986, $521,889 and $521,889 for the years ended October 31, 1999, 1998 and 1997, respectively.

(8)    EMPLOYEE BENEFITS

The Company's independently administered self-insurance program provides health insurance coverage for employees and their dependents on a cost-reimbursement basis. Under the program, the Company is obligated for claims payments. A stop loss insurance contract executed with an insurance carrier covers claims in excess of $35,000 per covered individual and $769,913 in the aggregate per year. During the years ended October 31, 1999, 1998 and 1997, total claims expense of $837,488, $725,535 and $872,582, respectively, was incurred, which represents claims processed and an estimate for claims incurred but not reported.

Effective January 1, 1994, the Company adopted a 401(k) retirement savings plan. To become eligible for the plan, an employee must complete six months of service and be at least 21 years of age. The plan allows participants to contribute through salary reduction up to 7 percent of their annual compensation on a pretax basis during the 1999 and 1998 fiscal years and up to 6 percent of their annual compensation on a pretax basis during the 1997 fiscal year. Company matching contributions are two dollars for every one dollar contributed by an employee up to 4 percent of the employees' annual compensation. The Company made matching contributions to the plan of $365,887, $353,096 and $313,365 for the years ended October 31, 1999, 1998 and 1997, respectively.

The Company and its previously sole stockholder adopted on March 1, 1996 a stock incentive plan which is called the Optical Cable Corporation 1996 Stock
Incentive Plan (the "Plan"). The Plan is intended to provide a means for employees to increase their personal financial interest in the Company, thereby stimulating the efforts of these employees and strengthening their desire to remain with the Company through the use of stock incentives. The Company has reserved 4,000,000 shares of common stock for issuance pursuant to incentive awards under the Plan. At October 31, 1999, there were 3,528,150 additional

                          OPTICAL CABLE CORPORATION
                    Notes to Financial Statements (Continued)
                   Years Ended October 31, 1999, 1998 and 1997

shares available for grant under the Plan. Although not required under the Plan, stock options granted to date have been granted at not less than fair market value on the date of grant. The options have terms ranging from 8.75 to 10 years and vest 25 percent after two years, 50 percent after three years, 75 percent after four years and 100 percent after five years.

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

The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had compensation cost for the Company's Plan been determined consistent with SFAS No. 123, the Company's net income and net income per share would have been reduced to the SFAS No. 123 pro forma amounts indicated below:



                                                                            YEARS ENDED OCTOBER 31,
                                                                --------------------------------------------------
                                                                    1999              1998              1997
                                                                --------------    --------------   ---------------
Net income:
    As reported                                              $       8,304,640   $     7,269,964  $      7,807,146
                                                                ==============    ==============   ===============
    Pro forma                                                $       7,961,412   $     6,926,736  $      7,638,186
                                                                ==============    ==============   ===============
Net income per share:
    Net income per common share:
       As reported                                           $           0.220   $         0.190  $          0.202
                                                                ==============    ==============   ===============
       Pro forma                                             $           0.211   $         0.181  $          0.197
                                                                ==============    ==============   ===============
    Net income per common share - assuming dilution:
       As reported                                           $           0.219   $         0.188  $          0.200
                                                                ==============    ==============   ===============
       Pro forma                                             $           0.210   $         0.180  $          0.196
                                                                ==============    ==============   ===============


                        OPTICAL CABLE CORPORATION
                    Notes to Financial Statements (Continued)
                   Years Ended October 31, 1999, 1998 and 1997


Stock option activity during the periods indicated is as follows:

                                                                             NUMBER OF        WEIGHTED-AVERAGE
                                                                              SHARES           EXERCISE PRICE
                                                                           --------------   ---------------------
Balance at October 31, 1996                                                      442,000       $    2.500
    Granted                                                                      254,000           11.125
    Forfeited                                                                    (32,500)           6.348
                                                                           --------------
Balance at October 31, 1997                                                      663,500            5.613
    Exercised                                                                    (79,350)           2.500
    Forfeited                                                                    (15,000)           9.400
                                                                           --------------
Balance at October 31, 1998                                                      569,150            5.948
    Exercised                                                                    (79,800)           2.500
    Forfeited                                                                    (17,500)           8.910
                                                                           --------------
Balance at October 31, 1999, (104,125 options exercisable;
    257,350 options at exercise price of $2.50 per share
    with remaining contractual life of 6.5 years, and 214,500
    options at exercise price of $11.125 per share with
    remaining contractual life of 6.5 years)                                     471,850      $     6.421
                                                                           ==============


(9)    BUSINESS  AND  CREDIT  CONCENTRATIONS,  MAJOR  CUSTOMERS  AND  GEOGRAPHIC
       INFORMATION

On November 1, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

The Company has a single reportable segment for purposes of segment reporting pursuant to SFAS No. 131. In addition, the Company's fiber optic cable products are similar in nature. Therefore, the Company has disclosed enterprise-wide information about geographic areas and major customers below in accordance with the provisions of SFAS No. 131. Prior years' corresponding information has been restated to conform with the requirements of SFAS No.
131.

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company's large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks at October 31, 1999 and 1998 have been adequately provided for in the financial statements. As of October 31, 1999 and 1998, there were no significant amounts receivable from any one customer other than those described below.

                            OPTICAL CABLE CORPORATION
                    Notes to Financial Statements (Continued)
                   Years Ended October 31, 1999, 1998 and 1997

For the year ended October 31, 1999, 30.6 percent or approximately $15,513,000 of net sales were attributable to two major domestic distributors. The combined related trade accounts receivable for these distributors at October 31, 1999 totaled approximately $3,294,000. No single customer or other distributor accounted for more than 5 percent of net sales for the year ended October 31, 1999. As of October 31, 1999, no single customer or other distributor had an outstanding balance payable to the Company in excess of 5 percent of total stockholders' equity.

For the year ended October 31, 1998, 27.3 percent or approximately $13,817,000 of net sales were attributable to two major domestic distributors. The combined trade accounts receivable for these distributors at October 31, 1998 totaled approximately $2,989,000. No single customer or other distributor accounted for more than 5 percent of net sales for the year ended October 31, 1998. As of October 31, 1998, one of these major distributors had an outstanding balance payable to the Company in excess of 5 percent of total stockholders' equity in the amount of approximately $1,630,000.

For the year ended October 31, 1997, 21.7 percent or approximately $11,338,000 of net sales were attributable to two major domestic distributors. The combined related trade accounts receivable for these distributors at October 31, 1997 totaled approximately $2,265,000. No single customer or other distributor accounted for more than 5 percent of net sales for the year ended October 31, 1997.

For the years ended October 31, 1999, 1998 and 1997, 80 percent, 78 percent and 73 percent, respectively, of net sales were from customers located in the United States, while 20 percent, 22 percent and 27 percent, respectively, were from international customers. Net sales attributable to the United States and other foreign countries for the years ended October 31, 1999, 1998 and 1997 were as follows:



                                                          YEARS ENDED OCTOBER 31,
                                            ------------------------------------------------
                                                 1999            1998             1997
                                            ---------------  --------------  ---------------
United States                            $       40,687,466 $    39,621,544    $  38,197,004
Australia                                           702,780       1,570,536        1,181,098
Canada                                            1,756,928         889,702          996,318
England                                             694,680         987,154        1,018,543
Germany                                             497,720         695,079        1,598,828
Korea                                                91,391              --        1,166,519
Sweden                                              589,949         633,175        1,076,680
Other foreign countries                           5,677,723       6,191,703        6,953,860
                                            ---------------  --------------  ---------------
                   Total net sales       $       50,698,637 $    50,588,893       52,188,850
                                            ===============  ==============  ===============


None of the Company's long-lived assets are located outside the United States.

(10)   INCOME TAXES

Total income taxes for the years ended October 31, 1999, 1998 and 1997 were allocated as follows:

                            OPTICAL CABLE CORPORATION
                    Notes to Financial Statements (Continued)
                   Years Ended October 31, 1999, 1998 and 1997


                                                                            YEARS ENDED OCTOBER 31,
                                                                --------------------------------------------------
                                                                    1999              1998              1997
                                                                --------------    --------------   ---------------
Income from operations                                       $       4,214,096   $     4,107,495  $      4,149,794
Stockholders' equity, for disqualifying disposition
    of stock options exercised                                        (209,207)         (150,359)               --
                                                                --------------    --------------   ---------------
                                                             $       4,004,889   $     3,957,136  $      4,149,794
                                                                ==============    ==============   ===============


Income tax expense attributable to income from operations for the years ended October 31, 1999, 1998 and 1997 consists of:


YEAR ENDED OCTOBER 31, 1999                                        CURRENT          DEFERRED           TOTAL
                                                                --------------    --------------   ---------------
U.S. Federal                                                 $       3,729,606  $         60,479  $      3,790,085
State                                                                  416,736             7,275           424,011
                                                                --------------    --------------   ---------------
                   Totals                                    $       4,146,342  $         67,754  $      4,214,096
                                                                ==============    ==============   ===============
YEAR ENDED OCTOBER 31, 1998                                        CURRENT          DEFERRED           TOTAL
                                                                --------------    --------------   ---------------
U.S. Federal                                                 $       3,733,231  $        (69,192) $      3,664,039
State                                                                  451,779            (8,323)          443,456
                                                                --------------    --------------   ---------------
                   Totals                                    $       4,185,010  $        (77,515) $      4,107,495
                                                                ==============    ==============   ===============
YEAR ENDED OCTOBER 31, 1997                                        CURRENT          DEFERRED            TOTAL
                                                                --------------    --------------   ---------------
U.S. Federal                                                 $       3,654,654  $         78,224  $      3,732,878
State                                                                  406,165            10,751           416,916
                                                                --------------    --------------   ---------------
                   Totals                                    $       4,060,819  $         88,975  $      4,149,794
                                                                ==============    ==============   ===============


Reported income tax expense for the years ended October 31, 1999, 1998 and 1997 differs from the "expected" tax expense, computed by applying the U.S. Federal statutory income tax rate of 35 percent to income before income tax expense, as follows:

                                                                           YEARS ENDED OCTOBER 31,
                                                                --------------------------------------------------
                                                                    1999              1998              1997
                                                                --------------    --------------   ---------------
"Expected" tax expense                                       $       4,381,558 $       3,982,111 $       4,184,929
Increase (reduction) in income tax expense resulting from:
    Foreign Sales Corporation benefit                                 (326,662)         (122,282)         (248,048)
    State income taxes, net of federal benefits                        254,359           288,822           254,592
    Other differences, net                                             (95,159)          (41,156)          (41,679)
                                                                --------------    --------------   ---------------
                   Reported income tax expense               $       4,214,096 $       4,107,495 $       4,149,794
                                                                ==============    ==============   ===============


                            OPTICAL CABLE CORPORATION
                    Notes to Financial Statements (Continued)
                   Years Ended October 31, 1999, 1998 and 1997

The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax asset as of October 31, 1999 and 1998 are presented below:

                                                                                          OCTOBER 31,
                                                                                 --------------------------------
                                                                                      1999             1998
                                                                                 ---------------   --------------
Deferred tax assets:
    Accounts receivable, due to allowance for doubtful accounts                $       118,911     $      117,205
    Inventories, due to additional costs inventoried for tax
       purposes pursuant to the Tax Reform Act of 1986                                  71,564             68,628
    Self-insured health care costs, due to accrual for financial
       reporting purposes                                                               58,739             41,208
    Compensated absences due to accrual for financial reporting
       purposes                                                                         48,812             37,262
                                                                                 -------------     --------------
                   Total gross deferred tax assets                                     298,026            264,303
    Less valuation allowance                                                                --                 --
                                                                                 -------------     --------------
                   Net deferred tax assets                                             298,026            264,303
Deferred tax liabilities:
    Plant and equipment, due to differences in depreciation and
       capital gain recognition                                                       (179,789)          (118,121)
    Other receivables, due to accrual for financial reporting purposes                 (91,374)           (51,565)
                                                                                 -------------     --------------
                   Total gross deferred tax liabilities                               (271,163)          (169,686)
                                                                                 -------------     --------------
                   Net deferred tax asset                                      $        26,863     $       94,617
                                                                                 =============     ==============

Based on the Company's historical and current pretax earnings, management believes that it is more likely than not that the recorded deferred tax assets will be realized.

(11)   FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires the Company to disclose estimated fair values of its financial instruments. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts reported in the balance sheet for cash, cash equivalents, trade accounts receivable, other receivables, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments.

As of October 31, 1999, the carrying amount and fair value of the Company's note receivable were $93,605 and $86,250, respectively. The fair value of the note receivable was estimated by discounting the future cash flows of the instrument at an estimated interest rate for loans of similar terms to companies with comparable credit risk.

(12)   NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators of the net income per common share computations for the periods presented:

                            OPTICAL CABLE CORPORATION
                    Notes to Financial Statements (Continued)
                   Years Ended October 31, 1999, 1998 and 1997



                                                                 NET INCOME          SHARES          PER SHARE
YEAR ENDED OCTOBER 31, 1999                                      (NUMERATOR)       (DENOMINATOR)       AMOUNT
                                                                --------------    ---------------  ---------------

Net income per common share                                  $       8,304,640        37,669,309 $           0.220
                                                                                                   ===============
Effect of dilutive stock options                                            --           240,622
                                                                --------------    --------------
Net income per common share - assuming dilution              $       8,304,640        37,909,931 $           0.219
                                                                ==============    ==============   ===============
                                                                 NET INCOME          SHARES          PER SHARE
YEAR ENDED OCTOBER 31, 1998                                      (NUMERATOR)       (DENOMINATOR)       AMOUNT
                                                                --------------    ---------------  ---------------

Net income per common share                                  $       7,269,964        38,287,271             0.190
                                                                                                   ===============
Effect of dilutive stock options                                            --           288,247
                                                                --------------    --------------
Net income per common share - assuming dilution              $       7,269,964        38,575,518 $           0.188
                                                                ==============    ==============   ===============
                                                                 NET INCOME          SHARES          PER SHARE
YEAR ENDED OCTOBER 31, 1997                                      (NUMERATOR)       (DENOMINATOR)       AMOUNT
                                                                --------------    --------------   ---------------

Net income per common share                                  $       7,807,146        38,675,416 $           0.202
                                                                                                   ===============
Effect of dilutive stock options                                            --           341,867
                                                                --------------    --------------
Net income per common share - assuming dilution              $       7,807,146        39,017,283 $           0.200
                                                                ==============    ==============   ===============


Stock options that could potentially dilute net income per common share in the future that were not included in the computation of net income per common share
- assuming dilution because to do so would have been antidilutive totaled 227,500 for the year ended October 31, 1998. No such antidilutive stock options existed with respect to net income per common share - assuming dilution calculation for the years ended October 31, 1999 and 1997.


(13)   STOCKHOLDERS' EQUITY

The Company's Board of Directors has authorized the repurchase of up to $20 million of the Company's common stock in the open market or in privately negotiated transactions. Through October 31, 1999, the Company has repurchased 1,420,295 shares of its common stock for $14,863,675 in such transactions since the inception of the Company's share repurchase program in October 1997.


(14)   CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

                          OPTICAL CABLE CORPORATION
                    Notes to Financial Statements (Continued)
                   Years Ended October 31, 1999, 1998 and 1997


(15)   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended October 31, 1999 and 1998:



                                                                           QUARTER ENDED
                                                  ----------------------------------------------------------------
YEAR ENDED OCTOBER 31, 1999                        JANUARY 31        APRIL 30         JULY 31        OCTOBER 31
                                                  --------------  ---------------  --------------   --------------
Net sales                                       $     10,841,939 $     12,434,733 $    12,602,659  $    14,819,306
Gross profit                                           4,722,187        5,710,552       5,424,127        7,294,749
Income before income taxes                             2,252,663        3,057,265       2,899,109        4,309,639
Net income                                             1,448,235        1,963,327       1,816,583        3,076,495
Net income per common share                                0.038            0.052           0.048            0.082
Net income per common share -
    assuming dilution                                      0.038            0.052           0.048            0.082


                                                                           QUARTER ENDED
                                                   ----------------------------------------------------------------
YEAR ENDED OCTOBER 31, 1998                        JANUARY 31        APRIL 30         JULY 31        OCTOBER 31
                                                  --------------  ---------------  --------------   --------------
Net sales                                      $      11,873,115 $    11,689,100  $    13,727,433  $    13,299,245
Gross profit                                           5,068,908       5,076,615        5,670,681        5,442,867
Income before income taxes                             2,808,872       2,646,442        3,072,777        2,849,368
Net income                                             1,822,972       1,712,448        1,991,374        1,743,170
Net income per common share                                0.047           0.045            0.052            0.046
Net income per common share -
    assuming dilution                                      0.047           0.044            0.052            0.045


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

                  The Company's financial statements and related information are included in Part II, Item 8 of this Form 10-K on pages 22 through 39.

             2.   Index of Financial Statement Schedules

                  None.

             3.   Index of Exhibits

                  The documents  filed as exhibits to this Form 10-K pursuant to
                  Item 601 of Regulation S-K are:

                  3.1      Amended and  Restated  Articles of  Incorporation  of
                           Optical  Cable  Corporation  (as  amended)  (filed as
                           exhibit 3.1 to the Registrant's Annual Report on Form
                           10-K for the fiscal year ended October 31, 1997 (file
                           number   0-27022),   and   incorporated   herein   by
                           reference).
                  3.2      Bylaws  of  Optical  Cable  Corporation,  as  amended
                           (filed  as  exhibit  3.2 to the  Registrant's  Annual
                           Report on Form 10-K for the fiscal year ended October
                           31,  1997 (file  number  0-27022),  and  incorporated
                           herein by reference).
                  4.1      Form of certificate  representing Common Stock (filed
                           as exhibit 4.1 to the  Registrant's  Annual Report on
                           Form 10-K for the fiscal year ended  October 31, 1997
                           (file number  0-27022),  and  incorporated  herein by
                           reference).
                  10.1     Royalty  Agreement,  dated  November 1, 1993,  by and
                           between Robert Kopstein and Optical Cable Corporation
                           (filed as  exhibit  10.1 to the  Registrant's  Annual
                           Report on Form 10-K for the fiscal year ended October
                           31,  1997 (file  number  0-27022),  and  incorporated
                           herein by reference).
                  10.2     Assignment of Technology  Rights from Robert Kopstein
                           to Optical Cable Corporation, effective as of October
                           31, 1994 (filed as exhibit  10.2 to the  Registrant's
                           Annual  Report on Form 10-K for the fiscal year ended
                           October  31,   1997  (file   number   0-27022),   and
                           incorporated herein by reference).
                  10.3     Employment  Agreement  by and between  Optical  Cable
                           Corporation and Robert Kopstein,  effective  November
                           1, 1999.
                  10.4     Tax  Indemnification  Agreement,  dated as of October
                           19, 1995, by and between  Optical  Cable  Corporation
                           and Robert  Kopstein  (filed as  exhibit  10.4 to the
                           Registrant's  Annual  Report  on  Form  10-K  for the
                           fiscal  year ended  October  31,  1997  (file  number
                           0-27022), and incorporated herein by reference).
                  10.6     Loan  Agreement  dated  March 10, 1999 by and between
                           Optical Cable  Corporation  and First Union  National
                           Bank  (filed  as  Exhibit  10.6  to the  Registrant's
                           Quarterly  Report on Form 10-Q for the fiscal quarter
                           ended  January 31, 1999 (file  number  0-27022),  and
                           incorporated herein by reference).
                  10.7     Security  Agreement,  dated  April 25,  1997,  by and
                           between  Optical  Cable  Corporation  and First Union
                           National  Bank of Virginia  (filed as exhibit 10.7 to
                           the  Registrant's  Annual Report on Form 10-K for the
                           fiscal  year ended  October  31,  1997  (file  number
                           0-27022), and incorporated herein by reference).
                  10.8     Promissory  Note  dated  March  10,  1999  issued  by
                           Optical  Cable  Corporation  to First Union  National
                           Bank in the amount of $5,000,000  and the  Promissory
                           Note dated  March 10,  1999  issued by Optical  Cable
                           Corporation  to  First  Union  National  Bank  in the
                           amount of  $10,000,000  (filed as Exhibit 10.8 to the
                           Registrant's  Quarterly  Report  on form 10-Q for the
                           fiscal  quarter  ended  January 31, 1999 (file number
                           0-27022), and incorporated herein by reference).
                  10.9     Optical Cable  Corporation  Employee  Stock  Purchase
                           Plan  (filed  as  exhibit  10.9  to the  Registrant's
                           Quarterly  Report on Form 10-Q for the fiscal quarter
                           ended  July  31,  1998  (file  number  0-27022),  and
                           incorporated herein by reference).
                  23       Consent of KPMG LLP to  incorporation by reference of
                           independent  auditors'  report  included in this Form
                           10-K,  into  registrant's  registration  statement on
                           Form S-8.
                  27       Financial Data Schedule.

      (b)    Reports on Form 8-K

             None

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

                                   OPTICAL CABLE CORPORATION

   Date:  January 24, 2000          By  /s/ Robert Kopstein
                                        -------------------------------
                                        Robert Kopstein
                                        Chairman of the Board
                                        President and Chief
                                        Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of January 24, 2000.

/s/ Robert Kopstein
-----------------------      Chairman of the Board, President,
   Robert Kopstein            Chief Executive Officer and Director
                               (principal executive officer)
/s/ Luke J. Huybrechts
-----------------------      Senior Vice President of Sales
   Luke J. Huybrechts          and Director

/s/ Kenneth W. Harber
-----------------------      Vice President of Finance, Treasurer,
   Kenneth W. Harber          Secretary and Director
                                  (principal financial and accounting officer)
/s/ Randall H. Frazier
-----------------------      Director
  Randall H. Frazier

/s/ John M. Holland
-----------------------      Director
   John M. Holland

                           INDEX TO ATTACHED EXHIBITS

             Exhibit No.                    Description

             10.3 Employment Agreement by and between Optical Cable Corporation and Robert Kopstein, effective November 1, 1999.

             23 Consent of KPMG LLP to incorporation by reference of independent auditors' report included in this Form 10-K, into registrant's registration statement on Form S-8.

             27                             Financial Data Schedule.