Form 10-Q
period 2000-01-31
OPTICAL CABLE CORP
filed 2000-03-16
CIK 1000230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q




             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2000


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

                                 (540) 265-0690
              (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. (1) Yes X  No    (2) Yes X  No
                                                 ---    ---       ---    ---
        As of March 8, 2000, 37,564,121 shares of the registrant's Common Stock, no par value, were outstanding. Of these outstanding shares 36,000,000 shares were held by Robert Kopstein, Chairman of the Board, President and Chief Executive Officer of the registrant.

                            OPTICAL CABLE CORPORATION
                                 Form 10-Q Index
                       Three Months Ended January 31, 2000


                                                                            Page

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Balance Sheets - January 31, 2000
                    and October 31, 1999.......................................2

                  Condensed Statements of Income - Three Months
                    Ended January 31, 2000 and 1999............................3

                  Condensed Statement of Changes in Stockholders'
                    Equity - Three Months Ended January 31, 2000...............4

                  Condensed Statements of Cash Flows - Three Months
                    Ended January 31, 2000 and 1999............................5

                  Condensed Notes to Condensed Financial Statements..........6-8

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.....................9-12

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk..13


PART II.   OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K............................14

SIGNATURES



                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            OPTICAL CABLE CORPORATION
                            Condensed Balance Sheets
                                   (Unaudited)

                                                                   January 31,      October 31,
                             Assets                                    2000            1999
                                                                 ---------------  --------------
Current assets:
   Cash and cash equivalents                                     $     3,029,046  $    6,816,678
   Trading securities                                                  7,523,250               -
   Trade accounts receivable, net of allowance
     for doubtful accounts of $271,000 at
     January 31, 2000 and $316,000 at October 31, 1999                 8,758,211      10,230,717
   Other receivables                                                     368,082         280,219
   Due from employees                                                      6,277           8,100
   Note receivable                                                        75,200          61,100
   Inventories                                                         8,537,940       8,754,423
   Prepaid expenses                                                      166,438         106,536
   Deferred income taxes                                                 192,539         206,652
                                                                 ---------------  --------------

              Total current assets                                    28,656,983      26,464,425

Note receivable, noncurrent                                               18,405          32,505
Other assets, net                                                        205,452         188,328
Property and equipment, net                                           11,071,723      10,826,331
                                                                 ---------------  --------------

              Total assets                                       $    39,952,563  $   37,511,589
                                                                 ===============  ==============

     Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses                         $     2,861,586  $    3,370,244
   Accrued compensation and payroll taxes                                506,725         692,678
   Income taxes payable                                                  801,610         421,803
                                                                 ---------------  --------------

              Total current liabilities                                4,169,921       4,484,725

Deferred income taxes                                                    189,058         179,789
                                                                 ---------------  --------------

              Total liabilities                                        4,358,979       4,664,514
                                                                 ---------------  --------------

Stockholders' equity:
   Preferred stock, no par value, authorized 1,000,000 shares;
     none issued and outstanding                                              --              --
   Common stock, no par value, authorized 100,000,000 shares;
     issued and outstanding 37,478,496 shares at January 31,
     2000 and 37,414,271 shares at October 31, 1999                    4,468,711       4,128,316
   Paid-in capital                                                       732,560         359,566
   Retained earnings                                                  30,392,313      28,359,193
                                                                 ---------------  --------------

              Total stockholders' equity                              35,593,584      32,847,075

Commitments and contingencies
                                                                 ---------------  --------------

              Total liabilities and stockholders' equity         $    39,952,563  $   37,511,589
                                                                 ===============  ==============

      See accompanying condensed notes to condensed financial statements.




                            OPTICAL CABLE CORPORATION
                         Condensed Statements of Income
                                   (Unaudited)

                                                                         Three Months Ended
                                                                             January 31,
                                                                 -------------------------------
                                                                         2000           1999
                                                                 ---------------  --------------

Net sales                                                           $ 11,346,235   $  10,841,939
Cost of goods sold                                                     6,141,120       6,119,752
                                                                 ---------------  --------------

              Gross profit                                             5,205,115       4,722,187

Selling, general and administrative expenses                           2,599,263       2,509,772
                                                                 ---------------  --------------

              Income from operations                                   2,605,852       2,212,415
                                                                 ---------------  --------------

Other income:
   Gains on trading securities, net                                      449,681              --
   Interest income                                                        80,390          33,999
   Other, net                                                              2,474           6,249
                                                                 ---------------  --------------

              Other income, net                                          532,545          40,248
                                                                 ---------------  --------------

              Income before income tax expense                         3,138,397       2,252,663

Income tax expense                                                     1,105,277         804,428
                                                                 ---------------  --------------

              Net income                                            $  2,033,120   $   1,448,235
                                                                 ===============  ==============

Net income per share:
   Net income per common share                                      $      0.054   $       0.038
                                                                 ===============  ==============
   Net income per common share - assuming dilution                  $      0.054   $       0.038
                                                                 ===============  ==============


       See accompanying condensed notes to condensed financial statements.



                            OPTICAL CABLE CORPORATION
             Condensed Statement of Changes in Stockholders' Equity
                                   (Unaudited)



                                              Three Months Ended January 31, 2000
                               --------------------------------------------------------------------
                                     Common Stock                                       Total
                               -------------------------     Paid-in     Retained    Stockholders'
                                 Shares        Amount        Capital     Earnings       Equity
                               --------------------------------------------------------------------
Balances at October 31, 1999    37,414,271  $  4,128,316  $    359,566 $ 28,359,193 $  32,847,075

Exercise of employee stock
   options ($5.236 weighted-
   average price per share)         63,225       331,020            --           --       331,020
Restricted stock award
   ($9.375 per share)                1,000         9,375            --           --         9,375
Tax benefit of disqualifying
   disposition of stock
   options exercised                    --            --       372,994           --       372,994
Net income                              --            --            --    2,033,120     2,033,120
                               --------------------------------------------------------------------
Balances at January 31, 2000    37,478,496  $  4,468,711  $    732,560 $ 30,392,313 $  35,593,584
                               ====================================================================















       See accompanying condensed notes to condensed financial statements.



                            OPTICAL CABLE CORPORATION
                       Condensed Statements of Cash Flows
                                   (Unaudited)



                                                                         Three Months Ended
                                                                             January 31,
                                                                 -------------------------------
                                                                         2000           1999
                                                                 ---------------  --------------
Cash flows from operating activities:
   Net income                                                        $ 2,033,120   $  1,448,235
   Adjustments to reconcile net income to net cash provided
      by operating activities:
       Depreciation and amortization                                     184,250        211,282
       Bad debt recovery                                                 (46,284)       (49,000)
       Deferred income tax expense                                        23,382         33,102
       Stock-based compensation expense                                    9,375             --
       Unrealized gains on trading securities, net                      (142,790)            --
       (Increase) decrease in:
         Trading securities                                           (7,380,460)            --
         Trade accounts receivable                                     1,518,790      1,574,101
         Other receivables                                               (87,863)       (20,252)
         Due from employees                                                1,823            950
         Inventories                                                     216,483        136,957
         Prepaid expenses                                                (59,902)       (46,800)
       Increase (decrease) in:
         Accounts payable and accrued expenses                          (420,678)     1,033,635
         Accrued compensation and payroll taxes                         (185,953)      (239,306)
         Income taxes payable                                            752,801        771,326
                                                                   --------------  -------------

              Net cash provided by (used in) operating activities     (3,583,906)     4,854,230
                                                                   --------------  -------------

Cash flows from investing activities:
   Purchase of property and equipment                                   (513,371)       (40,722)
   Cash surrender value of life insurance                                (21,375)       (25,433)
                                                                   --------------  -------------

              Net cash used in investing activities                     (534,746)       (66,155)
                                                                   --------------  -------------

Cash flows from financing activities:
   Repurchase of common stock                                                 --       (773,790)
   Proceeds from exercise of employee stock options                      331,020         24,250
                                                                   --------------  -------------

              Net cash provided by (used in) financing activities        331,020       (749,540)
                                                                   --------------  -------------

              Net increase (decrease) in cash and cash equivalents    (3,787,632)     4,038,535


Cash and cash equivalents at beginning of period                       6,816,678      1,122,277
                                                                   --------------  -------------
Cash and cash equivalents at end of period                           $ 3,029,046   $  5,160,812
                                                                   ==============  =============


      See accompanying condensed notes to condensed financial statements.

                            OPTICAL CABLE CORPORATION
                Condensed Notes to Condensed Financial Statements
                       Three Months Ended January 31, 2000
                                   (Unaudited)


(1)   General

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2000. The unaudited condensed financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 1999.

(2)   Trading Securities

      Trading securities are recorded at fair value, which is based on quoted market prices. Purchases and sales of trading securities are recognized on a trade-date basis, the date the order to buy or sell is executed. The Company's trading securities are bought and held principally for the purpose of selling them in the near term. Unrealized holding gains and losses for trading securities are included in net income. The amount of net unrealized holding gain that has been included in net income for the three months ended January 31, 2000 was $142,790. As of January 31, 2000, the Company's trading securities consist of shares in a stock index mutual fund concentrated in the technology sector.

(3)   Inventories

      Inventories at January 31, 2000 and October 31, 1999 consist of the following:


                                             January 31,         October 31,
                                                2000                1999
                                            -------------       -------------

      Finished goods                       $    3,295,202      $    2,976,426
      Work in process                           2,567,049           2,306,209
      Raw materials                             2,604,216           3,416,046
      Production supplies                          71,473              55,742
                                            -------------       -------------

                                           $    8,537,940      $    8,754,423
                                            =============       =============


(4)   Notes Payable

      Under a loan agreement with its bank dated March 10, 1999, the Company has a $5 million secured revolving line of credit and a $10 million secured revolving line of credit. The Company's intention is that the $5 million line of credit be available to fund general corporate purposes and that the $10

                            OPTICAL CABLE CORPORATION
                Condensed Notes to Condensed Financial Statements
                                   (Unaudited)



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

(5)   Net Income Per Share

      Net income per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income per common share - assuming dilution reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the entity. The following is a reconciliation of the numerators and denominators of the net income per common share computations for the periods presented:



                                                                Net Income          Shares              Per Share
       Three Months Ended January 31, 2000                      (Numerator)      (Denominator)            Amount
       -----------------------------------                    ----------------  ----------------      -------------

       Net income per common share                           $       2,033,120        37,451,813      $       0.054
                                                                                                       ============
       Effect of dilutive stock options                                     --           298,275
                                                              ----------------  ----------------

       Net income per common share - assuming dilution       $       2,033,120        37,750,088      $       0.054
                                                              ================  ================       ============

       Three Months Ended January 31, 1999
       -----------------------------------

       Net income per common share                           $       1,448,235        37,850,680      $       0.038
                                                                                                       ============
       Effect of dilutive stock options                                     --           301,466
                                                              ----------------  ----------------

       Net income per common share - assuming dilution       $       1,448,235        38,152,146      $       0.038
                                                              ================  ================       ============


      Subsequent to January 31, 2000 and through March 8, 2000, stock options totaling 81,375 shares of common stock were exercised.


(6)  Segment Information

     On November 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in condensed financial statements of interim periods.

                            OPTICAL CABLE CORPORATION
                Condensed Notes to Condensed Financial Statements

                                   (Unaudited)



     The Company has a single reportable segment for purposes of segment reporting pursuant to SFAS No. 131.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Forward Looking Information

This Form 10-Q may contain certain "forward-looking" information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning the Company's outlook for the future, (ii) statements of belief, (iii) future plans, strategies or anticipated events and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to risks and uncertainties that may cause actual events to differ materially from the expectations of the Company. Factors that could cause or contribute to such differences include, but are not limited to, the level of sales to key customers, actions by competitors, fluctuations in the price of raw materials (including optical fiber), the Company's dependence on a single manufacturing facility, the ability of the Company to protect its proprietary manufacturing technology, the Company's dependence on a limited number of suppliers, the effect of the Year 2000 issue on suppliers and customers, technological changes and introductions of new competing products, changes in market demand, and market and economic conditions in the areas of the world in which the Company operates and markets its products.

Results of Operations

Three Months Ended January 31, 2000

Net Sales

Net sales consist of gross sales of products, less discounts, refunds and returns. Net sales increased 4.7 percent to $11.3 million in first quarter 2000 from $10.8 million for the same period in 1999. This increase was attributable to increased sales volume. Total cable meters shipped in first quarter 2000 increased 13.0 percent to 39.2 million from 34.7 million cable meters shipped for the same period in 1999. This increase in cable meters shipped was a result of a 1.5 million increase in multimode cable meters and a 3.0 million increase in single-mode cable meters shipped. Single-mode cable typically has a lower selling price than multimode cable.

Gross Profit Margin

Cost of goods sold consists of the cost of materials, compensation costs and overhead related to the Company's manufacturing operations. The Company's gross profit margin (gross profit as a percentage of net sales) increased to 45.9 percent in first quarter 2000 from 43.6 percent in first quarter 1999. This increase in gross profit margin is partially attributable to a decrease in large orders. During first quarter 2000, sales from orders of $50,000 or more approximated 12.0 percent of total sales compared to 20.0 percent of total sales for first quarter 1999. In addition, during the first quarter of fiscal years 2000 and 1999, net sales to distributors approximated 61.0 percent and 55.0 percent, respectively. Discounts on large orders and on sales to distributors are generally greater than discounts on sales to the Company's other customer base.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the compensation costs (including sales commissions) for sales and marketing personnel, travel expenses, customer support expenses, trade show expenses, advertising, the compensation cost for administration, finance and general management personnel, as well as legal and accounting fees. Selling, general and administrative expenses as a percentage of net sales were 22.9 percent in first quarter 2000 compared to 23.1 percent in first quarter 1999. This slightly lower percentage was primarily the result of a 4.7 percent increase in net sales for first quarter 2000, compared to first quarter 1999, while selling, general and administrative expenses increased only 3.6 percent over the same period.

Other Income

Other income increased $492,000 to $532,000 for the three months ended January 31, 2000, compared to $40,000 for the same period in 1999. During first quarter 2000, the Company began investing in trading securities and has recognized related gains on trading securities, net of $450,000 in other income.

Income Before Income Tax Expense

Income before income tax expense increased 39.3 percent to $3.1 million for the three months ended January 31, 2000, compared to $2.3 million for the three months ended January 31, 1999. This increase was primarily due to increased sales volume, the increase in gross profit margin and gains on trading securities, net.

Income Tax Expense

Income tax expense increased $301,000 to $1.1 million for the three months ended January 31, 2000, compared to $804,000 for the same period in 1999 due to the increase in income before income tax expense. The Company's effective tax rate was 35.2 percent during the three months ended January 31, 2000, compared to
35.7 percent for the same period in 1999.

Net Income

Net income for first quarter 2000 was $2.0 million, compared to $1.4 million for first quarter 1999. Net income increased $585,000 due to the $886,000 increase in income before income tax expense offset by the increase in income tax expense of $301,000.

Financial Condition

Total assets at January 31, 2000 were $40.0 million, an increase of $2.4 million, or 6.5 percent from October 31, 1999. This increase was primarily due to an increase of $7.5 million in trading securities, partially offset by a decrease of $3.8 million in cash and cash equivalents and a decrease of $1.5 million in trade accounts receivable resulting from the decreased sales volume during first quarter 2000 as compared to the three months ended October 31, 1999.

Total stockholders' equity at January 31, 2000 increased $2.7 million, or 8.4 percent in first quarter 2000 with net income retained accounting for the majority of the increase.

Liquidity and Capital Resources

During the first quarter of fiscal years 2000 and 1999, the Company's primary capital needs have been to fund working capital requirements and capital expenditures as needed. The Company's primary source of financing has been cash provided from operations. The Company maintains bank lines of credit; however, there were no balances outstanding under the lines as of the end of fiscal year 1999 or the end of the first quarter of fiscal year 2000.

Under a loan agreement with its bank dated March 10, 1999, the Company has a $5 million secured revolving line of credit available and a $10 million secured revolving line of credit. The Company's intention is that the $5 million line of credit be available to fund general corporate purposes and that the $10 million line of credit be available to fund potential acquisitions and joint ventures. The lines of credit bear interest at 1.50 percent above the monthly LIBOR rate and are equally and ratably secured by the Company's accounts receivable, contract rights, inventory, furniture and fixtures, machinery and equipment and general intangibles. The lines of credit will expire on February 28, 2001, unless renewed or extended. As of the date hereof, the Company has no additional material sources of financing. The Company believes that its cash flow from operations and available lines of credit will be adequate to fund its operations for at least the next twelve months.

Cash flows used in operations were approximately $3.6 million in first quarter 2000, compared to cash flows provided by operations of approximately $4.9 million in first quarter 1999. Cash flows used in operations in first quarter 2000 were primarily due to the purchase of approximately $7.4 million in trading securities and decrease in accounts payable and accrued expenses of $421,000, partially offset by an increase in operating income and a decrease in trade accounts receivable of approximately $1.5 million. For first quarter 1999, cash flows from operations were primarily provided by operating income, a decrease in trade accounts receivable of $1.6 million and an increase in accounts payable and accrued expenses of $1.0 million.

Net cash used in investing activities was mainly for expenditures related to facilities and equipment and was $535,000 and $66,000 in first quarters 2000 and 1999, respectively. As of January 31, 2000, there were no material commitments for additional capital expenditures.

Net cash provided by financing activities was $331,000 in first quarter 2000 and related to proceeds from exercise of employee stock options. The net cash used in financing activities of $750,000 in first quarter 1999 was primarily related to the Company's common stock repurchase program.

The Company's Board of Directors has authorized the repurchase of up to $20 million of the Company's common stock in the open market or in privately negotiated transactions. Through January 31, 2000, the Company has repurchased approximately $14.9 million of its common stock in such transactions since the inception of the Company's share repurchase program in October 1997. The repurchases were funded through cash flows from operations. The Company may use excess working capital and other sources as appropriate to finance the remaining share repurchase program.

Derivatives

The Company does not use derivatives or off-balance sheet instruments such as future contracts, forward obligations, interest rate swaps or option contracts.

Year 2000

The Company was cognizant of the risks posed by the Year 2000 issue for both its operations and its customers. Subsequent to December 31, 1999, the Company is not aware of any information that indicates a significant vendor or service provider may be unable to sell goods or provide services to the Company because of Year 2000 issues. Further, the Company has not received any notifications from lenders or regulatory agencies to which it is subject, indicating that (1) a lender considers or may consider the Company to be in violation of a loan agreement or (2) significant regulatory action is being or may be taken against the Company, as a result of Year 2000 issues. Nevertheless, there can be no assurances that the Year 2000 issue will not have a negative effect on the Company's customers or suppliers in the future.

The Company has not experienced any significant disruptions to its financial or operating activities caused by any failure of its computerized systems resulting from Year 2000 issues. Management does not expect Year 2000 issues to have a material adverse effect on the Company's operations or financial results in 2000.

The Company prepared for the millennium change and expects to continue to successfully operate and handle the transactions of its customers subsequent to December 31, 1999.

Future Accounting Considerations

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 to apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. It is not anticipated that SFAS No. 133 will have a material effect on the financial position, results of operations or liquidity of the Company.

As of January 31, 2000, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company's financial position, operating results or financial statement disclosures.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in derivative financial instruments or derivative commodity instruments. As of January 31, 2000, the Company's financial instruments are not exposed to significant market risk due to interest rate risk, foreign currency exchange risk or commodity price risk. However, as of January 31, 2000, the Company's trading securities, which consist of shares in a stock index mutual fund concentrated in the technology industry sector, are exposed to equity price risk. It is reasonably possible that the price of these trading securities, valued at approximately $7.5 million as of January 31, 2000, could experience an adverse change in the near term. For illustration purposes, assuming a 30 percent adverse change in the fund's equity price, the Company's trading securities would decrease in value by approximately $2.3 million, based on the value of the Company's portfolio as of January 31, 2000. This assumption is not necessarily indicative of future performance and actual results may differ materially.

                           PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K


          (a) Exhibits required by Item 601 of Regulation S-K for the three months ended January 31, 2000.

               27   Financial Data Schedule


          (b) Reports on Form 8-K filed during the three months ended January 31, 2000.

               None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            OPTICAL CABLE CORPORATION
                                                   (Registrant)



Date:  March 16, 2000                       /s/Robert Kopstein
                                            --------------------
                                            Robert Kopstein
                                            Chairman of the Board, President and
                                              Chief Executive Officer



Date:  March 16, 2000                       /s/Kenneth W. Harber
                                            --------------------
                                            Kenneth W. Harber
                                            Vice President of Finance, Treasurer
                                              and Secretary
                                             (principal financial and accounting
                                              officer)

                           INDEX TO ATTACHED EXHIBITS



     Exhibit Number                             Description
     --------------                             -----------

         27                                     Financial Data Schedule.