Form 10-Q
period 2000-04-30
OPTICAL CABLE CORP
filed 2000-06-14
CIK 1000230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2000

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

        As of June 6, 2000, 37,571,371 shares of the registrant's Common Stock, no par value, were outstanding. Of these outstanding shares, 36,000,000 shares were held by Robert Kopstein, Chairman of the Board, President and Chief Executive Officer of the registrant.

                            OPTICAL CABLE CORPORATION
                                 Form 10-Q Index
                         Six Months Ended April 30, 2000



                                                                            Page

PART I.    FINANCIAL INFORMATION

    Item 1. Financial Statements

            Condensed Balance Sheets - April 30, 2000 and October 31,
              1999.............................................................2

            Condensed Statements of Income - Three Months and Six
              Months Ended April 30, 2000 and 1999.............................3

            Condensed Statement of Changes in Stockholders' Equity -
              Six Months Ended April 30, 2000..................................4

            Condensed Statements of Cash Flows - Six Months Ended
              April 30, 2000 and 1999..........................................5

            Condensed Notes to Condensed Financial Statements................6-8

    Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................... 9-13

    Item 3. Quantitative and Qualitative Disclosures About Market Risk........14

PART II.    OTHER INFORMATION

    Item 4. Submission of Matters to a Vote of Security Holders...............15

    Item 6. Exhibits and Reports on Form 8-K..................................16

SIGNATURES


                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                            OPTICAL CABLE CORPORATION
                            Condensed Balance Sheets
                                   (Unaudited)

                                                                        April 30,         October 31,
                            Assets                                         2000               1999
                                                                     --------------     --------------
Current assets:
  Cash and cash equivalents                                        $        391,493   $      6,816,678
  Trading securities                                                     12,410,112               ----
  Trade accounts receivable, net of allowance for doubtful accounts
    of $214,000 at April 30, 2000 and $316,000 at October 31, 1999       10,473,227         10,230,717
  Income taxes refundable                                                   558,947               ----
  Other receivables                                                         302,764            280,219
  Due from employees                                                          2,247              8,100
  Note receivable                                                            89,300             61,100
  Inventories                                                             8,836,407          8,754,423
  Prepaid expenses                                                          153,961            106,536
  Deferred income taxes                                                     203,258            206,652
                                                                     --------------     --------------

               Total current assets                                      33,421,716         26,464,425

Note receivable, noncurrent                                                   4,305             32,505
Other assets, net                                                           217,182            188,328
Property and equipment, net                                              11,127,987         10,826,331
                                                                     --------------     --------------

               Total assets                                        $     44,771,190   $     37,511,589
                                                                     ==============     ==============

             Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and accrued expenses                            $      3,486,038   $      3,370,244
  Accrued compensation and payroll taxes                                    532,738            692,678
  Notes payable                                                             494,174               ----
  Payable to investment broker                                              591,818               ----
  Income taxes payable                                                         ----            421,803
                                                                     --------------     --------------

               Total current liabilities                                  5,104,768          4,484,725

Deferred income taxes                                                       191,377            179,789
                                                                     --------------     --------------
               Total liabilities                                          5,296,145          4,664,514
                                                                     --------------     --------------

Stockholders' equity:
  Preferred stock, no par value, authorized 1,000,000 shares; none
    issued and outstanding                                                     ----               ----
  Common stock, no par value, authorized 100,000,000 shares;
    issued and outstanding 37,570,371 shares at April 30, 2000
    and 37,414,271 shares at October 31, 1999                             4,755,399          4,128,316
  Paid-in capital                                                         1,629,891            359,566
  Retained earnings                                                      33,089,755         28,359,193
                                                                     --------------     --------------

               Total stockholders' equity                                39,475,045         32,847,075

Commitments and contingencies                                        --------------     --------------

               Total liabilities and stockholders' equity          $     44,771,190   $     37,511,589
                                                                     ==============     ==============


See accompanying condensed notes to condensed financial statements.




                            OPTICAL CABLE CORPORATION
                         Condensed Statements of Income
                                   (Unaudited)




                                                    Three Months Ended             Six Months Ended
                                                         April 30,                     April 30,
                                               ---------------------------   ---------------------------
                                                   2000            1999          2000           1999
                                               -----------    ------------   -----------    ------------
Net sales                                    $ 13,028,310   $  12,434,733   $ 24,374,545   $  23,276,672
Cost of goods sold                              7,119,218       6,724,181     13,260,338      12,843,933
                                               -----------    ------------    -----------    ------------

          Gross profit                          5,909,092       5,710,552     11,114,207      10,432,739

Selling, general and administrative expenses    3,132,224       2,697,198      5,731,487       5,206,970
                                               -----------    ------------    -----------    ------------

          Income from operations                2,776,868       3,013,354      5,382,720       5,225,769
                                               -----------    ------------    -----------    ------------

Other income (expense):
   Gains on trading securities, net             1,298,051            ----      1,747,732            ----
   Interest income                                 83,491          53,265        163,881          87,264
   Other, net                                       4,607          (9,354)         7,081          (3,105)
                                               -----------    ------------    -----------    ------------

          Other income, net                     1,386,149          43,911      1,918,694          84,159
                                               -----------    ------------    -----------    ------------

          Income before income tax expense      4,163,017       3,057,265      7,301,414       5,309,928

Income tax expense                              1,465,575       1,093,938      2,570,852       1,898,366
                                               -----------    ------------    -----------    ------------

          Net income                         $  2,697,442   $   1,963,327   $  4,730,562   $   3,411,562
                                               ===========    ============    ===========    ============

Net income per share:
   Net income per common share               $      0.072   $       0.052   $      0.126   $       0.090
                                               ===========    ============    ===========    ============

   Net income per common share -
      assuming dilution                      $      0.071   $       0.052   $      0.125   $       0.090
                                               ===========    ============    ===========    ============





See accompanying condensed notes to condensed financial statements.




                            OPTICAL CABLE CORPORATION
             Condensed Statement of Changes in Stockholders' Equity
                                   (Unaudited)




                                                       Six Months Ended April 30, 2000
                                 --------------------------------------------------------------------------
                                         Common Stock                                            Total
                                 ---------------------------      Paid-in        Retained      Stockholders'
                                   Shares         Amount         Capital        Earnings         Equity
                                 -----------   -------------   -----------    ------------    -------------

Balances at October 31, 1999      37,414,271   $  4,128,316   $    359,566   $  28,359,193   $   32,847,075

Exercise of employee stock
     options ($3.965 weighted-
     average price per share)        154,600        613,020           ----            ----          613,020
Restricted stock award
     ($9.375 per share)                1,500         14,063           ----            ----           14,063
Tax benefit of disqualifying
     disposition of stock options
     exercised                          ----           ----      1,270,325            ----        1,270,325
Net income                              ----           ----           ----       4,730,562        4,730,562
                                 -----------    -----------    -----------    ------------    -------------

Balances at April 30, 2000        37,570,371   $  4,755,399   $  1,629,891   $  33,089,755   $   39,475,045
                                 ===========    ===========    ===========    ============    =============







See accompanying condensed notes to condensed financial statements.


                            OPTICAL CABLE CORPORATION
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                              Six Months Ended
                                                                                 April 30,
                                                                        ----------------------------
                                                                            2000            1999
                                                                        ------------     -----------
Cash flows from operating activities:
   Net income                                                         $    4,730,562   $   3,411,562
   Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
      Depreciation and amortization                                          377,501         422,563
      Bad debt expense (recovery)                                            (38,926)          3,500
      Deferred income tax expense                                             14,982          65,767
      Stock-based compensation expense                                        14,063            ----
      Unrealized loss on trading securities, net                           1,141,036            ----
      (Increase) decrease in:
         Trading securities                                              (13,551,148)           ----
         Trade accounts receivable                                          (203,584)       (291,237)
         Other receivables                                                   (22,545)         25,487
         Due from employees                                                    5,853          (2,075)
         Inventories                                                         (81,984)        427,155
         Prepaid expenses                                                    (47,425)       (109,385)
      Increase (decrease) in:
         Accounts payable and accrued expenses                               203,115         822,003
         Accrued compensation and payroll taxes                             (159,940)       (186,844)
         Income taxes payable                                                289,575         226,345
         Payable to investment broker                                        591,818            ----
                                                                        ------------     -----------

               Net cash (used in) provided by operating activities        (6,737,047)      4,814,841
                                                                        ------------     -----------

Cash flows from investing activities:
   Purchase of property and equipment                                       (757,976)       (164,411)
   Cash surrender value of life insurance                                    (37,356)        (50,867)
                                                                        ------------     -----------

               Net cash used in investing activities                        (795,332)       (215,278)
                                                                        ------------     -----------
Cash flows from financing activities:
   Repurchase of common stock                                                   ----      (2,866,894)
   Proceeds from notes payable, net                                          494,174            ----
   Proceeds from exercise of employee stock options                          613,020         164,250
                                                                        ------------     -----------

               Net cash provided by (used in) financing activities         1,107,194      (2,702,644)
                                                                        ------------     -----------

Net increase (decrease) in cash and cash equivalents                      (6,425,185)      1,896,919

Cash and cash equivalents at beginning of period                           6,816,678       1,122,277
                                                                        ------------     -----------

Cash and cash equivalents at end of period                            $      391,493   $   3,019,196
                                                                        ============     ===========



See accompanying condensed notes to condensed financial statements.

                            OPTICAL CABLE CORPORATION
                Condensed Notes to Condensed Financial Statements
                         Six Months Ended April 30, 2000
                                   (Unaudited)


(1)     General

        The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2000. The unaudited condensed financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 1999.


(2)     Trading Securities

        Trading securities are recorded at fair value, which is based on quoted market prices. Purchases and sales of trading securities are recognized on a trade-date basis, the date the order to buy or sell is executed. The Company's trading securities are bought and held principally for the purpose of selling them in the near term. Unrealized holding gains and losses for trading securities are included in net income. The amount of net unrealized holding loss that has been included in net income for the six months ended April 30, 2000 was $1,141,036. As of April 30, 2000, the Company's trading securities consist of shares in a stock index mutual fund concentrated in the technology sector.


(3)     Inventories

        Inventories at April 30, 2000 and October 31, 1999 consist of the following:


                                             April 30,            October 31,
                                                2000                 1999
                                            ------------          -----------
Finished goods                             $   2,421,666        $   2,976,426
Work in process                                3,321,279            2,306,209
Raw materials                                  3,032,570            3,416,046
Production supplies                               60,892               55,742
                                            ------------          -----------
                                           $   8,836,407        $   8,754,423
                                            ============          ===========


(4)     Notes Payable

        Under a loan agreement with its bank dated March 10, 1999, the Company has a $5 million secured revolving line of credit and a $10 million secured revolving line of credit. The Company's intention is that the $5 million line of credit be available to fund general corporate purposes and that the $10 million

                                                                     (Continued)
                                        6

                            OPTICAL CABLE CORPORATION
                Condensed Notes to Condensed Financial Statements

                                   (Unaudited)


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


                                                           Net Income       Shares       Per Share
        Three Months Ended April 30, 2000                 (Numerator)   (Denominator)      Amount
        ---------------------------------                 ------------  --------------   ----------
        Net income per common share                      $   2,697,442      37,541,285  $     0.072
                                                                                         ==========
        Effect of dilutive stock options                          ----         301,151
                                                          ------------  --------------
        Net income per common share - assuming dilution  $   2,697,442      37,842,436  $     0.071
                                                          ============  ==============   ==========

                                                           Net Income       Shares       Per Share
        Three Months Ended April 30, 1999                 (Numerator)   (Denominator)      Amount
        ---------------------------------                 ------------  --------------   ----------

        Net income per common share                     $   1,963,327       37,824,305  $     0.052
                                                                                         ==========
        Effect of dilutive stock options                         ----          259,695
                                                          ------------  --------------
        Net income per common share - assuming dilution $   1,963,327       38,084,000  $     0.052
                                                         ============   ==============   ==========

                                                          Net Income        Shares       Per Share
        Six Months Ended April 30, 2000                  (Numerator)    (Denominator)      Amount
        -------------------------------                  ------------   --------------   ----------

        Net income per common share                     $   4,730,562       37,496,082  $     0.126
                                                                                         ==========
        Effect of dilutive stock options                         ----          304,694
                                                          ------------  --------------
        Net income per common share - assuming dilution $   4,730,562       37,800,776  $     0.125
                                                         ============   ==============   ==========



                                                                     (Continued)
                                        7


                                   OPTICAL CABLE CORPORATION
                       Condensed Notes to Condensed Financial Statements

                                          (Unaudited)



                                                         Net Income       Shares         Per Share
        Six Months Ended April 30, 1999                  (Numerator)   (Denominator)       Amount
        -------------------------------                  ------------  --------------    ----------

        Net income per common share                     $   3,411,562      37,824,305   $     0.090
                                                                                         ==========
        Effect of dilutive stock options                        ----          259,695
                                                          ------------  --------------
        Net income per common share - assuming dilution $   3,411,562      38,084,000   $     0.090
                                                         ============  ==============    ==========

        Subsequent to April 30, 2000 and through June 6, 2000, stock options totaling 1,000 shares of common stock were exercised.


(6)     Segment Information

        On November 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in condensed financial statements of interim periods.

        The Company has a single reportable segment for purposes of segment reporting pursuant to SFAS No. 131.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

This Form 10-Q may contain certain "forward-looking" information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning the Company's outlook for the future, (ii) statements of belief, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to risks and uncertainties that may cause actual events to differ materially from the expectations of the Company. Factors that could cause or contribute to such differences include, but are not limited to, the level of sales to key customers, actions by competitors, fluctuations in the price of raw materials (including optical fiber), the Company's dependence on a single manufacturing facility, the ability of the Company to protect its proprietary manufacturing technology, the Company's dependence on a limited number of suppliers, an adverse price change in trading securities held by the Company, technological changes and introductions of new competing products, changes in market demand, productivity, weather, and market and economic conditions in the areas of the world in which the Company operates and markets its products.

Results of Operations

Three Months Ended April 30, 2000 and 1999

Net Sales

Net sales consist of gross sales of products, less discounts, refunds and returns. Net sales increased 4.8 percent to $13.0 million in second quarter 2000 from $12.4 million for the same period in 1999. This increase was primarily attributable to increased sales volume. Total cable meters shipped in second quarter 2000 increased 8.9 percent to 43.7 million from 40.1 million cable meters shipped for the same period in 1999. This increase in cable meters shipped was a result of a 990,000 increase in multimode cable meters shipped coupled with a 2.6 million increase in single-mode cable meters shipped. Multimode cable generally has a higher selling price than single-mode cable. Management believes that there is a trend in the marketplace of an accelerated pace of fiber deployment, particularly of the type sold by the Company. Such a trend could positively affect net sales in the future.

Gross Profit Margin

Cost of goods sold consists of the cost of materials, compensation costs and overhead related to the Company's manufacturing operations. The Company's gross profit margin (gross profit as a percentage of net sales) remained relatively constant at 45.4 percent in second quarter 2000 and 45.9 percent in second quarter 1999.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the compensation costs (including sales commissions) for sales and marketing personnel, travel expenses, customer support expenses, trade show expenses, advertising, the compensation cost for administration, finance and general management personnel, as well as legal and accounting fees. Selling, general and administrative expenses as a percentage of net sales were 24.0 percent in second quarter 2000 compared to 21.7 percent in second quarter 1999. This higher percentage reflects the fact that net sales for second quarter 2000 increased 4.8 percent compared to second quarter 1999, while selling, general and administrative expenses increased 16.1 percent. Selling, general and administrative expenses as a percentage of net sales increased largely as a result of an increase in the Company's sales force and the expansion of marketing efforts towards both distributors and end users.


                                                                    (Continued)
                                        9

Other Income

Other income increased $1.3 million to $1.4 million for the three months ended April 30, 2000, compared to $44,000 for the same period in 1999. During fiscal year 2000, the Company began investing in trading securities and has recognized related gains on trading securities, net, of $1.3 million in other income for the three months ended April 30, 2000. Although the Company actively purchases and sells trading securities in order to realize such gains, it should not be expected that these gains will be recurring.

Income Before Income Tax Expense

Income before income tax expense increased 36.2 percent to $4.2 million for the three months ended April 30, 2000 compared to $3.1 million for the three months ended April 30, 1999. This increase was primarily due to gains on trading securities, net, and an increase in sales volume, offset by increased selling, general and administrative expenses.

Income Tax Expense

Income tax expense increased $372,000 to $1.5 million for the three months ended April 30, 2000 compared to $1.1 million for the same period in 1999 due to the increase in income before income tax expense. The Company's effective tax rate was 35.2 percent during the three months ended April 30, 2000 compared to 35.8 percent for the same period in 1999.

Net Income

Net income for second quarter 2000 was $2.7 million compared to $2.0 million for second quarter 1999. Net income increased $734,000 due to the $1.1 million increase in income before tax expense, offset by the increase in income tax expense of $372,000. This increase in net income can be attributed to the $1.3 million in other income of net recognized gains on trading securities.


Six Months Ended April 30, 2000 and 1999

Net Sales

Net sales consist of gross sales of products, less discounts, refunds and returns. Net sales increased 4.7 percent to $24.4 million for the six months ended April 30, 2000 from $23.3 million for the same period in 1999. This increase was attributable to the 4.7 percent increase in net sales in first quarter 2000 compared to the same period in 1999, which, in turn, was due to increased sales volume, and to the 4.8 percent increase in net sales in second quarter 2000 compared to the same period in 1999 as described above.

Gross Profit Margin

Cost of goods sold consists of the cost of materials, compensation costs and overhead related to the Company's manufacturing operations. The Company's gross profit margin (gross profit as a percentage of net sales) remained relatively constant at 45.6 percent for the six months ended April 30, 2000 and 44.8 percent for the six months ended April 30, 1999.


                                                                     (Continued)
                                       10

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the compensation costs (including sales commissions) for sales and marketing personnel, travel expenses, customer support expenses, trade show expenses, advertising, the compensation cost for administration, finance and general management personnel, as well as legal and accounting fees. Selling, general and administrative expenses as a percentage of net sales were 23.5 percent for the six months ended April 30, 2000 compared to 22.4 percent for the six months ended April 30, 1999. This higher percentage reflects the fact that net sales for the six months ended April 30, 2000 increased 4.7 percent compared to the same period in 1999, while selling, general and administrative expenses increased 10.1 percent, due to increased marketing efforts.

Other Income

Other income increased $1.8 million to $1.9 million for the six months ended April 30, 2000, compared to $84,000 for the same period in 1999. During fiscal year 2000, the Company began investing in trading securities and has recognized related gains on trading securities, net, of $1.7 million in other income for the six months ended April 30, 2000. Although the Company actively purchases and sells trading securities in order to realize such gains, it should not be expected that these gains will be recurring.

Income Before Income Tax Expense

Income before income tax expense increased 37.5 percent to $7.3 million for the six months ended April 30, 2000 compared to $5.3 million for the six months ended April 30, 1999. This was primarily due to gains on trading securities, net, and an increase in sales volume, offset by increased selling, general and administrative expenses.

Income Tax Expense

Income tax expense increased $672,000 to $2.6 million for the six months ended April 30, 2000 compared to $1.9 million for the same period in 1999, consistent with the increase in income before income tax expense. The Company's effective tax rate was 35.2 percent during the six months ended April 30, 2000 compared to
35.8 percent for the same period in 1999.

Net Income

Net income for the six months ended April 30, 2000 was $4.7 million compared to $3.4 million for the six months ended April 30, 1999. Net income increased $1.3 million due to the $2.0 million increase in income before income tax expense, offset by the increase in income tax expense of $672,000. This increase in net income can be attributed to the $1.7 million in other income of net recognized gains on trading securities.


Financial Condition

Total assets at April 30, 2000 were $44.8 million, an increase of $7.3 million, or 19.4 percent from October 31, 1999. This increase was primarily due to the Company investing its cash and cash equivalents on hand at October 31, 1999 as well as cash flows from operating income generated during the six-month period ended April 30, 2000 in trading securities. In addition, realized gains from these trading activities were reinvested during the six-month period ended April 30, 2000. As a result, cash and cash equivalents have decreased $6.4 million and trading securities have increased $12.4 million.

Total stockholders' equity at April 30, 2000 increased $6.6 million, or 20.2 percent from October 31, 1999. Net income retained and an increase in paid-in capital of $1.3 million resulting from the tax benefit of disqualifying disposition of stock options exercised accounted for the majority of this increase. During the six months ended

                                                                    (Continued)
                                       11

April 30, 2000, employees realized gains on the premature disposition of stock options exercised of approximately $3.4 million. The $1.3 million tax benefit to the Company of those gains has been reflected as an increase in paid-in capital.

Liquidity and Capital Resources

During the first six months of fiscal years 2000 and 1999, the Company's primary capital needs have been to fund working capital requirements and capital expenditures as needed. The Company's primary source of financing has been cash provided from operations; however, the Company does maintain bank lines of credit as described below. As of April 30, 2000, there was a balance of approximately $494,000 outstanding under these lines of credit for working capital purposes. There was no balance outstanding under the lines as of the end of fiscal year 1999 or the end of the first quarter of fiscal year 2000.

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

Cash flows used in operations were approximately $6.7 million for the six months ended April 30, 2000. Cash flows from operations were approximately $4.8 million for the six months ended April 30, 1999. For the six months ended April 30, 2000, cash flows used in operations were primarily due to the purchase of approximately $13.6 million in trading securities, partially offset by cash provided by operating income, realized net gains on trading securities of $2.9 million and an increase in payable to investment broker of $592,000. Cash flows from operations for the six months ended April 30, 1999 were primarily provided by operating income, a decrease in inventory of $427,000 and an increase in accounts payable and accrued expenses of $822,000, offset by an increase in trade accounts receivable of $291,000 and income taxes paid of $1.6 million.

Net cash used in investing activities was mainly for expenditures related to facilities and equipment and was $758,000 and $164,000 for the six months ended April 30, 2000 and 1999, respectively. As of April 30, 2000, there were no material commitments for additional capital expenditures.

Net cash provided by financing activities was $1.1 million for the six months ended April 30, 2000 and related to proceeds from the exercise of employee stock options and proceeds from notes payable. Net cash used in financing activities was $2.7 million for the six months ended April 30, 1999 and primarily related to the Company's common stock repurchase program.

The Company's Board of Directors has authorized the repurchase of up to $20 million of the Company's common stock in the open market or in privately negotiated transactions. Through April 30, 2000, the Company has repurchased approximately $14.9 million of its common stock in such transactions since the inception of the Company's share repurchase program in October 1997. The repurchases were funded through cash flows from operations. The Company may use excess working capital and other sources as appropriate to finance the remaining share repurchase program.



                                                                    (Continued)
                                       12

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

As of April 30, 2000, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company's financial position, operating results or financial statement disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in derivative financial instruments or derivative commodity instruments. As of April 30, 2000, the Company's financial instruments are not exposed to significant market risk due to interest rate risk, foreign currency exchange risk or commodity price risk. However, as of April 30, 2000, the Company's trading securities, which consist of shares in a stock index mutual fund concentrated in the technology industry sector, are exposed to equity price risk. As of April 30, 2000, the Company's trading securities have experienced an 8.4 percent decline in value since the date of purchase. It is reasonably possible that the price of these trading securities, valued at approximately $12.4 million as of April 30, 2000, could continue to experience an adverse change in the near term. For illustration purposes, assuming a 30 percent adverse change in the fund's equity price, the Company's trading securities would decrease in value by approximately $3.7 million, based on the value of the Company's portfolio as of April 30, 2000. This assumption is not necessarily indicative of future performance and actual results may differ materially.

                           PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders


The following information is furnished for matters submitted to a vote of security holders during the three months ended April 30, 2000:

     (a) The Annual Meeting of Shareholders of Optical Cable Corporation was held on March 14, 2000.

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


                                                      Votes        Votes        Broker
                   Director             Votes for    against     abstaining   non-votes
                   --------             ---------    -------     ----------   ---------

               Robert Kopstein          32,843,119      -             9,984       -
               Luke J. Huybrechts       32,842,919      -            10,184       -
               Kenneth W. Harber        32,842,919      -            10,184       -
               Randall H. Frazier       32,842,669      -            10,434       -
               John M. Holland          32,842,919      -            10,184       -

          2. To ratify the selection of KPMG LLP as independent accountants for the Company for the fiscal year 2000.


                                 Votes         Votes         Broker
                 Votes for      against      abstaining    non-votes
               -------------    --------     ---------     ----------
                32,850,079        766          2,258        -------


                           PART II. OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K


          (a) Exhibits required by Item 601 of Regulation S-K for the six months ended April 30, 2000.

               27     Financial Data Schedule.

          (b) Reports on Form 8-K filed during the three months ended April 30, 2000.

               None

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            OPTICAL CABLE CORPORATION
                                                   (Registrant)



Date:  June 14, 2000                        /s/Robert Kopstein
                                            --------------------
                                            Robert Kopstein
                                            Chairman of the Board, President and
                                              Chief Executive Officer



Date:  June 14, 2000                        /s/Kenneth W. Harber
                                            --------------------
                                            Kenneth W. Harber
                                            Vice President of Finance, Treasurer
                                              and Secretary
                                             (principal financial and accounting
                                              officer)

                           INDEX TO ATTACHED EXHIBITS



     Exhibit Number                             Description
     --------------                             -----------

         27                                     Financial Data Schedule.