Form 10-Q
period 2000-07-31
OPTICAL CABLE CORP
filed 2000-09-14
CIK 1000230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

               [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2000

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

        (1)   Yes   X   No       (2)   Yes     X     No
                   ---     ----              -----      ------

        As of September 11, 2000, 56,381,169 shares (adjusted for the effects of the 3-for-2 stock dividend described in note 7) of the registrant's Common Stock, no par value, were outstanding. Of these outstanding shares, 54,000,000 shares (adjusted for the effects of the 3-for-2 stock dividend described in note
7) were held by Robert Kopstein, Chairman of the Board, President and Chief Executive Officer of the registrant.

                            OPTICAL CABLE CORPORATION
                                 Form 10-Q Index
                         Nine Months Ended July 31, 2000

                                                                            Page

PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Condensed Balance Sheets - July 31, 2000 and October 31,
                    1999......................................................2

                  Condensed Statements of Income - Three Months and Nine
                    Months Ended July 31, 2000 and 1999.......................3

                  Condensed Statement of Changes in Stockholders' Equity -
                    Nine Months Ended July 31, 2000...........................4

                  Condensed Statements of Cash Flows - Nine Months Ended
                    July 31, 2000 and 1999....................................5

                  Condensed Notes to Condensed Financial Statements.........6-8

          Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations   .................9-13

          Item 3. Quantitative and Qualitative Disclosures About Market
                    Risk.....................................................14


PART II.  OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K...........................15

SIGNATURES



                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                            OPTICAL CABLE CORPORATION
                             Condensed Balance Sheets
                                   (Unaudited)


                                                                            July 31,           October 31,
                             Assets                                           2000                 1999
                                                                         ---------------     ----------------
Current assets:
     Cash and cash equivalents                                          $        578,138    $       6,816,678
     Trading securities                                                       13,067,000                    -
     Trade accounts receivable, net of allowance for doubtful
       accounts of $115,285 at July 31, 2000 and $316,000 at
       October 31, 1999                                                       12,744,420           10,230,717
     Income taxes refundable                                                     609,942                    -
     Other receivables                                                           182,500              280,219
     Due from employees                                                            1,482                8,100
     Note receivable, net of allowance for doubtful accounts of
       $93,605 at July 31, 2000                                                        -               61,100
     Inventories                                                               7,157,955            8,754,423
     Prepaid expenses                                                            174,956              106,536
     Deferred income taxes                                                       180,642              206,652
                                                                         ---------------     ----------------
                  Total current assets                                        34,697,035           26,464,425
Note receivable, noncurrent                                                            -               32,505
Other assets, net                                                                239,111              188,328
Property and equipment, net                                                   11,201,545           10,826,331
                                                                         ---------------     -----------------
                  Total assets                                          $     46,137,691    $      37,511,589
                                                                         ===============     ================

              Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses                               $      2,444,052    $       3,370,244
    Accrued compensation and payroll taxes                                       632,094              692,678
    Notes payable                                                                150,000                    -
    Payable to investment broker                                                 668,772                    -
    Income taxes payable                                                               -              421,803
                                                                         ---------------     ----------------
                  Total current liabilities                                    3,894,918            4,484,725
Deferred income taxes                                                            141,290              179,789
                                                                         ---------------     ----------------
                  Total liabilities                                            4,036,208            4,664,514
                                                                         ---------------     ----------------
Stockholders' equity:
     Preferred stock, no par value, authorized 1,000,000
       shares; none issued and outstanding                                             -                    -
     Common stock, no par value, authorized 100,000,000
       shares; issued and outstanding 56,357,544 shares at July
       31, 2000 and 56,121,407 shares at October 31, 1999                      4,956,477            4,128,316
     Paid-in capital                                                           1,655,122              359,566
     Retained earnings                                                        35,489,884           28,359,193
                                                                         ---------------     ----------------
                  Total stockholders' equity                                  42,101,483           32,847,075
Commitments and contingencies
                                                                         ---------------     ----------------
                  Total liabilities and stockholders' equity            $     46,137,691    $      37,511,589
                                                                         ===============     ================


See accompanying condensed notes to condensed financial statements.



                            OPTICAL CABLE CORPORATION
                         Condensed Statements of Income
                                   (Unaudited)



                                                          Three Months Ended               Nine Months Ended
                                                               July 31,                         July 31,
                                                     -----------------------------   ------------------------------
                                                         2000            1999            2000             1999
                                                     ------------    -------------   -------------   --------------
Net sales                                           $  16,650,975   $   12,602,659  $   41,025,520  $    35,879,331
Cost of goods sold                                      8,998,778        7,178,532      22,259,116       20,022,465
                                                     ------------    -------------   -------------   --------------
       Gross profit                                     7,652,197        5,424,127      18,766,404       15,856,866
Selling, general and administrative expenses            3,546,316        2,535,414       9,277,803        7,742,384
                                                     ------------    -------------   -------------   --------------
       Income from operations                           4,105,881        2,888,713       9,488,601        8,114,482
                                                     ------------    -------------   -------------   --------------
Other income (expense):
       Gains (losses) on trading securities, net         (416,799)               -       1,330,933                -
Interest income                                            16,456           45,467         180,337          132,731
Interest expense                                           (3,267)               -          (3,267)               -
Other, net                                                    358          (35,011)          7,439          (38,116)
                                                     ------------    -------------   -------------   --------------
       Other income (expense), net                       (403,252)          10,456       1,515,442           94,615
                                                     ------------    -------------   -------------   --------------
Income before income tax expense                        3,702,629        2,899,169      11,004,043        8,209,097
Income tax expense                                      1,302,500        1,082,586       3,873,352        2,980,952
                                                     ------------    -------------   -------------   --------------
Net income                                          $   2,400,129   $    1,816,583  $    7,130,691  $     5,228,145
                                                     ============    =============   =============   ==============
Net income per share:
Net income per common share*                        $       0.043   $        0.032  $        0.127  $         0.092
                                                     ============    =============   =============   ==============
Net income per common share -
     assuming dilution*                             $       0.042   $        0.032  $        0.126  $         0.092
                                                     ============    =============   =============   ==============


* Adjusted for the effects of the 3-for-2 stock dividend described in note 7.




See accompanying condensed notes to condensed financial statements.




                            OPTICAL CABLE CORPORATION
             Condensed Statement of Changes in Stockholders' Equity
                                   (Unaudited)



                                                                       Nine Months Ended July 31, 2000
                                          ----------------------------------------------------------------------------------------
                                                     Common Stock                                                     Total
                                          ----------------------------------      Paid-in         Retained        Stockholders'
                                              Shares*             Amount          Capital         Earnings            Equity
                                          ----------------    --------------   -------------  ----------------  ------------------
Balances at October 31, 1999                    56,121,407   $     4,128,316  $      359,566   $    28,359,193   $      32,847,075
Exercise of employee stock options
   ($3.48 weighted-average price
   per share)                                      233,887           814,098               -                 -             814,098
Restricted stock award ($6.25
   per share)                                        2,250            14,063               -                 -              14,063
Tax benefit of disqualifying
   disposition of stock options
   exercised                                             -                 -       1,295,556                 -           1,295,556
Net income                                               -                 -               -         7,130,691           7,130,691
                                          ----------------    --------------   -------------  ----------------  ------------------
Balances at July 31, 2000                       56,357,544   $     4,956,477  $    1,655,122   $    35,489,884   $      42,101,483
                                          ================    ==============   =============  ================  ==================


* Adjusted for the effects of the 3-for-2 stock dividend described in note 7.






See accompanying condensed notes to condensed financial statements.




                                   OPTICAL CABLE CORPORATION
                               Condensed Statements of Cash Flows
                                          (Unaudited)



                                                                               Nine Months Ended
                                                                                   July 31,
                                                                         -----------------------------
                                                                             2000             1999
                                                                         -------------     -----------
Cash flows from operating activities:
   Net income                                                          $    7,130,691    $  5,228,145
   Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
       Depreciation and amortization                                          579,752         599,818
       Bad debt expense                                                       128,268          14,802
       Deferred income tax expense (benefit)                                  (12,489)        161,091
       Tax benefit of disqualifying disposition of stock options
         exercised                                                          1,295,556         186,135
       Stock-based compensation expense                                        14,063               -
       Unrealized loss on trading securities, net                             782,785               -
       (Increase) decrease in:
          Trading securities                                              (13,849,785)              -
          Trade accounts receivable                                        (2,548,366)        366,242
          Income taxes refundable                                            (609,942)              -
          Other receivables                                                    97,719         (19,666)
          Due from employees                                                    6,618          (4,145)
          Inventories                                                       1,596,468       1,586,773
          Prepaid expenses                                                    (68,420)        (57,510)
     Increase (decrease) in:
        Accounts payable and accrued expenses                                (892,259)        993,353
        Accrued compensation and payroll taxes                                (60,584)       (114,181)
        Payable to investment broker                                          668,772               -
        Income taxes payable                                                 (421,803)         76,645
                                                                         -------------    -----------
             Net cash provided by (used in) operating activities           (6,162,956)      9,017,502
                                                                         -------------    -----------
Cash flows from investing activities:
   Purchase of property and equipment                                        (976,146)       (210,298)
   Cash surrender value of life insurance                                     (63,536)       (171,382)
                                                                         -------------    -----------
             Net cash used in investing activities                         (1,039,682)       (381,680)
                                                                         -------------     -----------
Cash flows from financing activities:
   Repurchase of common stock                                                       -      (4,944,608)
   Proceeds from notes payable, net                                           150,000               -
   Proceeds from exercise of employee stock options                           814,098         197,375
                                                                         -------------    -----------
             Net cash provided by (used in) financing activities              964,098      (4,747,233)
                                                                         -------------     -----------
Net increase (decrease) in cash and cash equivalents                       (6,238,540)      3,888,589
Cash and cash equivalents at beginning of period                            6,816,678       1,122,277
                                                                         -------------    -----------
Cash and cash equivalents at end of period                             $      578,138    $  5,010,866
                                                                         =============     ===========

See accompanying condensed notes to condensed financial statements.

                            OPTICAL CABLE CORPORATION
                Condensed Notes to Condensed Financial Statements
                        Nine-Months Ended July 31, 2000
                                   (Unaudited)


(1)     General

        The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2000. The unaudited condensed financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 1999.


(2)     Trading Securities

        Trading securities are recorded at fair value, which is based on quoted market prices. Purchases and sales of trading securities are recognized on a trade-date basis, the date the order to buy or sell is executed. The Company's trading securities are bought and held principally for the purpose of selling them in the near term. Unrealized holding gains and losses for trading securities are included in net income. The amount of net unrealized holding loss that has been included in net income for the nine months ended July 31, 2000 was $782,785. As of July 31, 2000, the Company's trading securities consist of shares in a stock index mutual fund concentrated in the technology sector.


(3)     Inventories

        Inventories at July 31, 2000 and October 31, 1999 consist of the following:


                                                       July 31,       October 31,
                                                         2000            1999
                                                      -----------     -----------

Finished goods                                       $    918,829    $  2,976,426
Work in process                                         3,295,506       2,306,209
Raw materials                                           2,873,976       3,416,046
Production supplies                                        69,644          55,742
                                                      -----------     -----------
                                                     $  7,157,955    $  8,754,423
                                                      ===========     ===========


                            OPTICAL CABLE CORPORATION
                Condensed Notes to Condensed Financial Statements

                                   (Unaudited)


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


(5)     Net Income Per Share

        Net income per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income per common share - assuming dilution reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the entity. The following is a reconciliation of the numerators and denominators of the net income per common share computations for the periods presented (see note 7):


                                                                         Net Income        Shares             Per Share
Three Months Ended July 31, 2000                                        (Numerator)     (Denominator)          Amount
--------------------------------
                                                                 ------------------ ---------------------   -------------
Net income per common share                                     $         2,400,129            56,357,064  $        0.043
                                                                                                            =============
Effect of dilutive stock options                                               ----               351,738
                                                                 ------------------ ---------------------
Net income per common share - assuming dilution                 $         2,400,129            56,708,802  $        0.042
                                                                 ================== =====================   =============

                                                                     Net Income            Shares             Per Share
Three Months Ended July 31, 1999                                    (Numerator)         (Denominator)          Amount
--------------------------------                                 ------------------ ---------------------   -------------
Net income per common share                                     $         1,816,583            56,610,015  $        0.032
                                                                                                            =============
Effect of dilutive stock options                                               ----               374,027
                                                                 ------------------ ---------------------
Net income per common share - assuming dilution                 $         1,816,583            56,984,042  $        0.032
                                                                 ================== =====================   =============

                                                                     Net Income            Shares             Per Share
Nine Months Ended July 31, 2000                                     (Numerator)         (Denominator)          Amount
-------------------------------                                  ------------------ ---------------------   -------------
Net income per common share                                     $         7,130,691            56,282,045  $        0.127
                                                                                                            =============
Effect of dilutive stock options                                               ----               451,950
                                                                 ------------------ ---------------------
Net income per common share - assuming dilution                 $         7,130,691            56,733,995  $        0.126
                                                                 ================== =====================   =============


                            OPTICAL CABLE CORPORATION
                Condensed Notes to Condensed Financial Statements

                                   (Unaudited)





                                                                     Net Income            Shares             Per Share
Nine Months Ended July 31, 1999                                     (Numerator)         (Denominator)          Amount
-------------------------------                                  ------------------ -------------------------------------
Net income per common share                                     $         5,228,145            56,610,015  $        0.092
                                                                                                            =============
Effect of dilutive stock options                                               ----              374,027
                                                                 ------------------ ---------------------
Net income per common share - assuming dilution                 $         5,228,145            56,984,042  $        0.092
                                                                 ================== =====================   =============


        Subsequent to July 31, 2000 and through September 11, 2000, stock options totaling 25,425 shares of common stock were exercised.


(6)     Segment Information

        On November 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, Disclosure about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in condensed financial statements of interim periods.

        The Company has a single reportable segment for purposes of segment reporting pursuant to SFAS No. 131.


(7)     Stock Dividend

        On August 31, 2000, the Company's Board of Directors approved a 3-for-2 stock split effected in the form of a stock dividend of one share payable on September 28, 2000, upon each two shares held by stockholders of record at the close of business on September 8, 2000. The Company's stock will begin trading ex-dividend on September 29, 2000. Any fractional shares will be settled in cash. All references to share and per share data, except for references to authorized shares, contained elsewhere in this quarterly report have been retroactively adjusted to reflect the impact of the approved stock dividend.

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


Results of Operations

Three Months Ended July 31, 2000 and 1999

Net Sales

Net sales consists of gross sales of products, less discounts, refunds and returns. Net sales increased 32.1 percent to $16.7 million in third quarter 2000 from $12.6 million for the same period in 1999. This increase was attributable to increased sales volume. Total cable meters shipped in third quarter 2000 increased 32.9 percent to 57.0 million from 42.9 million cable meters shipped for the same period in 1999. This increase in cable meters shipped was a result of a 6.7 million increase in multimode cable meters shipped coupled with a 7.4 million increase in single-mode cable meters shipped. Multimode cable generally has a higher selling price than single-mode cable. Management believes there is a trend in the marketplace of an accelerated pace of fiber deployment, particularly of the type sold by the Company. Management believes this trend resulted in increased sales volume during third quarter 2000 and could continue to positively affect net sales in the future.

Gross Profit Margin

Cost of goods sold consists of the cost of materials, compensation costs and overhead related to the Company's manufacturing operations. The Company's gross profit margin (gross profit as a percentage of net sales) increased to 46.0 percent in third quarter 2000 from 43.0 percent in third quarter 1999. This increase was primarily due to the ratio of net sales attributable to the Company's distributors and orders greater than $50,000 during the period as compared to total net sales. During third quarter 2000, net sales to distributors approximated 57.8 percent versus 69.0 percent for the same period in 1999. During third quarter 2000, sales from orders $50,000 or more approximated 9.6 percent compared to 9.1 percent for third quarter 1999. Discounts on large orders and on sales to distributors are generally greater than for sales to the Company's other customer base.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the compensation costs (including sales commissions) for sales and marketing personnel, shipping costs, travel expenses, customer support expenses, trade show expenses, advertising, the compensation cost for administration, finance and general management personnel, as well as legal and accounting fees. Selling, general and administrative expenses as a percentage of net sales were 21.3 percent in third quarter 2000 compared to 20.1 percent in third quarter 1999. Selling, general and administrative expenses as a percentage of net sales increased largely as a result of an increase in the Company's sales force and the continued expansion of marketing efforts.

Other Income (Expense)

Other expense totaled $403,000 for the three months ended July 31, 2000, compared to $10,000 of other income for the same period in 1999. During fiscal year 2000, the Company began investing in trading securities and has recognized related losses, net, of $417,000 in other expense for the three months ended July 31, 2000.

Income Before Income Tax Expense

Income before income tax expense increased 27.7 percent to $3.7 million for the three months ended July 31, 2000 compared to $2.9 million for the three months ended July 31, 1999. This was primarily due to an increase in sales volume partially offset by an increase in selling, general and administrative expenses and losses on trading securities, net.

Income Tax Expense

Income tax expense increased $220,000 to $1.3 million for the three months ended July 31, 2000 compared to $1.1 million for the same period in 1999 due to the increase in income before income tax expense. The Company's effective tax rate was 35.2 percent during the three months ended July 31, 2000 compared to 37.3 percent for the same period in 1999.

Net Income

Net income for third quarter 2000 was $2.4 million compared to $1.8 million for third quarter 1999. Net income increased $584,000, or 32.1 percent, due to the $804,000 increase in income before income tax expense (which includes net losses on trading securities of $417,000), partially offset by the increase in income tax expense of $220,000.


Nine Months Ended July 31, 2000 and 1999

Net Sales

Net sales consists of gross sales of products, less discounts, refunds and returns. Net sales increased 14.3 percent to $41.0 million for the nine months ended July 31, 2000 from $35.9 million for the same period in 1999. This increase was attributable to the 4.7 percent increase in net sales during the six months ended April 30, 2000 compared to the same period in 1999, which, in turn, was due to increased sales volume, and to the 32.1 percent increase in net sales in third quarter 2000 compared to the same period in 1999 as described above.

Gross Profit Margin

Cost of goods sold consists of the cost of materials, compensation costs and overhead related to the Company's manufacturing operations. The Company's gross profit margin (gross profit as a percentage of net sales) increased to 45.7 percent for the nine months ended July 31, 2000 from 44.2 percent for the nine months ended July 31, 1999. This increase was due to the ratio of net sales attributable to the Company's distributors and orders greater than $50,000 during the period as compared to total net sales. For the nine months ended July 31, 2000, net sales to distributors approximated 58.8 percent versus 62.2 percent for the same period in 1999. During the nine months ended July 31, 2000, sales from orders $50,000 or more approximated 12.3 percent compared to 14.0 percent for the nine months ended July 31, 1999. Discounts on large orders and on sales to distributors are generally greater than for sales to the rest of the Company's customer base.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the compensation costs (including sales commissions) for sales and marketing personnel, shipping costs, travel expenses, customer support expenses, trade show expenses, advertising, the compensation cost for administration, finance and general management personnel, as well as legal and accounting fees. Selling, general and administrative expenses as a percentage of net sales were 22.6 percent for the nine months ended July 31, 2000 compared to 21.6 percent for the nine months ended July 31, 1999. This higher percentage reflects the fact that net sales for the nine months ended July 31, 2000 increased 14.3 percent compared to the same period in 1999, while selling, general and administrative expenses increased
19.8 percent, due to increased marketing efforts.

Other Income

Other income increased $1.4 million to $1.5 million for the nine months ended July 31, 2000 compared to $95,000 for the same period in 1999. During fiscal year 2000, the Company began investing in trading securities and has recognized related gains on trading securities, net, of $1.3 million in other income for the nine months ended July 31, 2000. Although the Company actively purchases and sells trading securities in order to realize such gains, it should not be expected that these gains will be recurring.

Income Before Income Tax Expense

Income before income tax expense increased 34.0 percent to $11.0 million for the nine months ended July 31, 2000 compared to $8.2 million for the nine months ended July 31, 1999. This was primarily due to gains on trading securities, net, and an increase in sales volume offset by an increase in selling, general and administrative expenses.

Income Tax Expense

Income tax expense increased $892,000 to $3.9 million for the nine months ended July 31, 2000 compared to $3.0 million for the same period in 1999 due to the increase in income before income tax expense. The Company's effective tax rate was 35.2 percent during the nine months ended July 31, 2000 as compared to 36.3 percent for the same period in 1999.

Net Income

Net income for the nine months ended July 31, 2000 was $7.1 million compared to $5.2 million for the nine months ended July 31, 1999. Net income increased $1.9 million, or 36.4 percent, due to the $2.6 million increase in income before income tax expense, partially offset by the increase in income tax expense of $892,000. Part of the increase in net income can be attributed to $1.3 million in other income of net recognized gains on trading securities.


Financial Condition

Total assets at July 31, 2000 were $46.1 million, an increase of $8.6 million, or 23.0 percent from October 31, 1999. This increase was primarily due to the Company investing its cash and cash equivalents on hand at October 31, 1999, as well as cash flows from operating income generated during the nine-month period ended July 31, 2000 in trading securities. In addition, realized gains from these trading activities were reinvested during the nine-month period ended July 31, 2000. As a result, cash and cash equivalents have decreased $6.2 million and trading securities have increased $13.1 million.

Total stockholders' equity at July 31, 2000 increased $9.3 million, or 28.2 percent from October 31, 1999. Net income retained and an increase in paid-in capital of $1.3 million resulting from the tax benefit of disqualifying disposition of stock options exercised accounted for the majority of this increase. During the nine months ended July 31, 2000, employees realized gains on the premature disposition of stock options exercised of approximately $3.4 million. The $1.3 million tax benefit to the Company of these gains has been reflected as an increase in paid-in capital.


Liquidity and Capital Resources

During the first nine months of fiscal years 2000 and 1999, the Company's primary capital needs have been to fund working capital requirements and capital expenditures as needed. The Company's primary source of financing has been cash provided from operations; however, the Company does maintain bank lines of credit as described below. As of July 31, 2000, there was a balance of $150,000 outstanding under these lines of credit for working capital purposes. There was no balance outstanding under the lines as of the end of fiscal year 1999.

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

Cash flows used in operations were approximately $6.2 million for the nine months ended July 31, 2000. Cash flows provided by operations were approximately $9.0 million for the nine months ended July 31, 1999. For the nine months ended July 31, 2000, cash flows used in operations were primarily due to the purchase of approximately $13.8 million in trading securities, an increase in trade accounts receivable of $2.5 million, and a decrease in accounts payable and accrued expenses of $892,000, partially offset by cash provided by operating income, realized net gains on trading securities of $2.1 million, a decrease in inventories of $1.6 million and an increase in payable to investment broker of $669,000. Cash flows provided by operations for the nine months ended July 31, 1999 were primarily provided by operating income, a decrease in inventories of $1.6 million and an increase in accounts payable and accrued expenses of $993,000.

Net cash used in investing activities totaled $1,040,000 for the nine months ended July 31, 2000 and was primarily for expenditures related to facilities and 9equipment of $976,000 and increase in cash surrender value of life insurance of $64,000. Net cash used in investing activities totaled $382,000 for the nine months ended July 31, 1999 and was primarily for expenditures related to facilities and equipment of $210,000 and increase in cash surrender value of life insurance of $171,000. As of July 31, 2000, there were no material commitments for additional capital expenditures.

Net cash provided by financing activities was $964,000 for the nine months ended July 31, 2000 and related to proceeds from the exercise of employee stock options and proceeds from notes payable. Net cash used in financing activities was $4.7 million for the nine months ended July 31, 1999 and primarily related to the Company's common stock repurchase program.

The Company's Board of Directors has authorized the repurchase of up to $20 million of the Company's common stock in the open market or in privately negotiated transactions. Through July 31, 2000, the Company has repurchased approximately $14.9 million of its common stock in such transactions since the inception of the Company's share repurchase program in October 1997. The repurchases were funded through cash flows from operations. The Company may use excess working capital and other sources as appropriate to finance the remaining share repurchase program.

On August 31, 2000, the Company's Board of Directors approved a 3-for-2 stock split effected in the form of a stock dividend of one share payable on September 28, 2000, upon each two shares held by stockholders of record at the close of business on September 8, 2000. The Company's stock will begin trading ex-dividend on September 29, 2000. Any fractional shares will be settled in cash. All references to share and per share data, except for references to authorized shares, contained elsewhere in this quarterly report have been retroactively adjusted to reflect the impact of the approved stock dividend.

Derivatives

The Company does not use derivatives or other off-balance sheet instruments such as future contracts, forward obligations, interest rate swaps, or options.


Future Accounting Considerations

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 defers the effective date of SFAS No. 133 to apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 138 amends SFAS No. 133 for a limited number of issues that have caused application difficulties. It is not anticipated that SFAS No. 133, as amended, will have a material effect on the financial position, results of operations or liquidity of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in derivative financial instruments or derivative commodity instruments. As of July 31, 2000, the Company's financial instruments are not exposed to significant market risk due to interest rate risk, foreign currency exchange risk or commodity price risk. However, as of July 31, 2000, the Company's trading securities, which consist of shares in a stock index mutual fund concentrated in the technology industry sector, are exposed to equity price risk. As of July 31, 2000, the Company's trading securities have experienced a 5.7 percent decline in value since the date of purchase. It is reasonably possible that the price of these trading securities, valued at approximately $13.1 million as of July 31, 2000, could continue to experience an adverse change in the near term. For illustration purposes, assuming a 30 percent adverse change in the fund's equity price, the Company's trading securities would decrease in value by approximately $3.9 million, based on the value of the Company's portfolio as of July 31, 2000. This assumption is not necessarily indicative of future performance and actual results may differ materially.

                           PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K


          (a) Exhibits required by Item 601 of Regulation S-K for the nine months ended July 31, 2000.

               27   Financial Data Schedule.

          (b) Reports on Form 8-K filed during the three months ended July 31, 2000.

               On September 8, 2000, a report on Form 8-K was filed with respect to the stock dividend described in note 7 in Item 1 of this Form 10-Q, attaching a press release of the Company dated September 6, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            OPTICAL CABLE CORPORATION
                                                   (Registrant)



Date:  September 14, 2000                   /s/Robert Kopstein
                                            --------------------
                                            Robert Kopstein
                                            Chairman of the Board, President and
                                              Chief Executive Officer



Date:  September 14, 2000                   /s/Kenneth W. Harber
                                            --------------------
                                            Kenneth W. Harber
                                            Vice President of Finance, Treasurer
                                              and Secretary
                                             (principal financial and accounting
                                              officer)

                           INDEX TO ATTACHED EXHIBITS



     Exhibit Number                             Description
     --------------                             -----------

         27                                     Financial Data Schedule.