Form 10-K405
period 2000-10-31
OPTICAL CABLE CORP
filed 2001-01-29
CIK 1000230

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  October 31, 2000   Commission file number 0-27022
                           ----------------                          -------


                            OPTICAL CABLE CORPORATION
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                 Virginia                              54-1237042
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                 Identification No.)


     5290 Concourse Drive, Roanoke, VA                    24019
   (Address of principal executive offices)            (Zip Code)



Registrant's telephone number, including area code    (540) 265-0690


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                                               Name of Each Exchange on
          Title of Each Class                      Which Registered
-----------------------------------     --------------------------------------
                                                     OTC (Nasdaq
      Common Stock, No Par Value                    National Market)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 (1)   Yes   X     No                  (2)   Yes    X    No
           -------      --------                 -------     --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 24, 2001, was $34,350,550.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


             Class                            Outstanding at January 24, 2001
----------------------------------     -----------------------------------------
   COMMON STOCK, NO PAR VALUE                       56,246,556 SHARES


DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Optical Cable Corporation Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                                     PART I

Item 1.  Business.
-------  --------

         FORWARD-LOOKING INFORMATION

         This report may contain certain "forward-looking" information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning Optical Cable Corporation's (the "Company") outlook for the future, (ii) statements of belief, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to risks and uncertainties that may cause actual events to differ materially from the expectations of the Company. Factors that could cause or contribute to such differences include, but are not limited to, the level of sales to key customers, the deteriorating financial condition of many technology companies in the United States, actions by competitors, fluctuations in the price of raw materials (including optical fiber), the Company's dependence on a single manufacturing facility, the ability of the Company to protect its proprietary manufacturing technology, the Company's dependence on a limited number of suppliers, an adverse price change in trading securities held by the Company, an adverse outcome in litigation, claims and other actions against the Company, technological changes and introductions of new competing products, changes in market demand, exchange rates, productivity, weather and market and economic conditions in the areas of the world in which the Company operates and markets its products.

         GENERAL

         The Company manufactures and markets a broad range of fiber optic cables for high bandwidth transmission of data, video and audio communications over moderate distances of up to approximately 10 miles. The Company's cables can be used both indoors and outdoors, are easy and economical to install, and provide a high degree of reliability. The Company believes that its products are widely accepted for use in fiber optic Local Area Networks ("LANs") and are increasingly accepted in other communications applications. The Company's products directly address the needs of the moderate distance market by utilizing a tight-buffer coating that protects the optical fiber and a cable design that achieves superior mechanical and environmental performance.

         The Company was incorporated in Virginia in 1983. The Company's executive offices are located at 5290 Concourse Drive, Roanoke, Virginia 24019. The Company's telephone number is (540) 265-0690.

         INDUSTRY BACKGROUND AND MARKETS

         Application of Fiber Optic Communications Technology

         Fiber optic technology was developed in the mid-1970s as a communications medium offering numerous technical advantages over metallic conductors, such as copper. Optical fiber is an ultra-pure glass structure that has been pulled into a hair thin strand. Optical fiber advantages include its high bandwidth, which permits reliable transmission of complex signals, such as multiple high quality audio and video channels; high speed data formats such as Fiber Distributed Data Interface ("FDDI") and Asynchronous Transfer Mode ("ATM"); other LAN transmissions; and high-definition television. Relative to copper, optical fiber has thousands of times the information carrying capacity, occupies much less space and operates more reliably over greater distances. Furthermore, it is immune to the electromagnetic interference that causes static in copper wire transmission, as well as to electrical surges. Because optical fiber does not carry electricity, it is a safer choice in flammable environments. Additionally, communicating through optical fiber is more secure than copper because tapping into fiber optic cable without detection is very difficult. Optical fiber also enjoys technical advantages over other communications media, such as satellite and microwave communications, particularly in applications over shorter distances.

         Because most of the world's information storage, reception and display systems (such as computers, telephones and televisions) are electronically based, various electro-optical hardware components must be attached to each end of an optical fiber. For instance, a laser or light emitting diode converts electrically encoded information into light signals, which travel over the optical fiber to the terminal point of reception. At the terminal point a photodetector converts the information back to its original form. Other passive optical components, such as optical connectors and splices, facilitate the travel of a light signal from one optical fiber to another or to another electro-optical component, while couplers and splitters combine or divide signals, thereby permitting simultaneous distribution of information to or from multiple locations. The cost of the necessary electro-optical transmitters and recorders have been reduced to the point where fiber optic cable is economically feasible for many moderate distance applications.

         Like copper cable, fiber optic cable is restricted to applications in which it is possible to lay cable between the point of transmission and the point of reception. Wireless communication media does not have this limitation.

         The Long Distance Telephone Market

         Private industry initially developed optical fiber systems for long distance commercial applications, particularly the U.S. telephone networks. For the long distance telephone market, single-mode optical fiber is generally used. To protect the optical fiber without adversely affecting its optical performance, fiber optic cable producers use a high-density (i.e., high fiber count) loose-tube cable construction. This cable design was intended to put many optical fibers in a small, relatively inexpensive cable. To protect such cables from water penetration, manufacturers add a water-blocking flammable gel, making them unsuitable for indoor use.

         U.S. long distance carriers have aggressively installed fiber optic routes across the United States. Since the late 1980s, optical fiber has constituted nearly all of the long distance telephone network, as well as the interoffice local exchange network connecting central telephone offices in the same area.

         The Moderate Distance Market

         In the 1970s the U.S. government made available substantial funds for research and development to determine the viability of optical fiber as a solution to critical communications problems faced by the military and other agencies. In the course of addressing these challenging, multiple termination point applications, which were predominately over moderate distances, engineers achieved significant technological advances. Such advances included the introduction of multimode optical fiber and the development of an easy-to-handle tightbound cable structure that afforded the optical fiber effective protection against mechanical shock, water, extreme temperatures and other stresses likely to be encountered in a battlefield environment.

         High levels of production of optical fiber, cable and components for the long distance telephone market since the mid-1980s have resulted in cost reductions that make fiber optic cable economically feasible for a growing number of potential customers with moderate distance business application needs. Such applications include data communications, LANs, telecommunications, video transmission, cable television, traffic signaling, and military tactical communications. Particularly in data communications, high performance, rugged, and survivable fiber optic cable is well suited and has become economically attractive for diverse and often unpredictable installation environments. The Company believes that the LAN market is particularly attractive. LANs are often installed at corporate offices, hospitals, utilities, academic campuses, factories and transportation management facilities.

         The increasing standardization of communications technology and the increasing demand for high bandwidth (i.e., high data capacity or volume) are expected to facilitate further penetration by optical fiber of the moderate distance market presently served by copper cable. Fiber optic cable is better able to maximize the utility of emerging LAN interface standards, such as FDDI and ATM, and has, therefore, become a preferred data transmission medium. In addition, high speed, high bandwidth applications, such as video conferencing, imaging and Internet access, are growing and are driving increased demand for fiber optic cable in moderate distance applications.

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

         THE COMPANY'S SOLUTION

         Fiber optic cables used for moderate distance applications may be subjected to many different stress environments. Cables installed inside buildings may be routed through cable trays, floor ducts, conduits and walls and may encounter sharp corners or edges. They may be pulled without lubricant, resulting in higher pull tensions, and stressed to the breaking point if care is not used. In the outdoor and underground environments, cables are often subjected to moisture, ultra-violet radiation and long pulling distances through conduits with a variety of bends and corners, resulting in high pulling tensions. These conditions can be aggravated if installers are not adequately trained in the installation of fiber optic cable. The Company's founders recognized that, for many applications, the stresses on the cables during installation are similar to those in the military tactical environment, for which the Company's technology was initially developed. The Company applied this technology to commercial products serving a market that could not be adequately served by loose-tube gel-filled cable manufactured for the long distance telephone market.

         The Company believes that nearly one-half of the fiber optic cable sold in the moderate distance market today is the loose-tube gel-filled type, which requires careful installation and extensive preparation for termination with connectors. While this cable design has served the long distance telephone market reasonably well, it was not designed to withstand the stress that cables undergo during installation in the LAN or subscriber loop environments. Loose-tube gel-filled cables are difficult to terminate with connectors, because they cannot be mechanically attached directly to the cable's optical fibers. Designed for long, straight outdoor runs, the cables are stiff and difficult to place in complex installations and are flammable and are not suited for indoor use. When used for indoor/outdoor installations, these cables must be spliced near the building entrance to flame retardant cables suitable for indoor use, adding cost and complexity and reducing reliability. Therefore, the total installed cost of loose-tube gel-filled cables is high in moderate distance applications.

         In contrast, the Company's products address the needs of the moderate distance market by utilizing a tight-buffer coating that protects the optical fiber and a cable design that achieves superior mechanical and environmental performance. The Company's products are derived from technology originally developed for military applications requiring very rugged, flexible and compact fiber optic cables. Unlike loose-tube gel-filled cables, the Company's cables may be used indoors and outdoors, are flame resistant, flexible, easy and economical to install, and provide a high degree of reliability. The Company believes that because of these features, its products are widely accepted for use in fiber optic LANs and are increasingly accepted in other applications.

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

         The Company's products address the needs of the moderate distance market by utilizing a tight-buffer coating that protects the optical fiber and a cable design that achieves superior mechanical and environmental performance. The Company believes that because of the outstanding features of its fiber optic cable, including suitability for indoor and outdoor use, easy and economical installation and a high degree of reliability, the Company's products have become well established for optical fiber LANs and are increasingly accepted for other applications.

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

         Leverage Existing Technologies and Knowledge

         The Company has extensive expertise in optical fiber packaging and applications design, which it utilizes for new products. The Company is responsive to, and works to anticipate the requirements of, its customers. Its expertise with tight-buffer cable technology facilitates development of new products and variations of existing products. Products that are developed for a special application also may be introduced to the broader market.

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

         Offer Cost Effective Solutions to Its Customers

         The Company believes that its products are rugged, easy to install, versatile and highly reliable, making them attractive to distributors, installers, and most importantly, end-users. Because the Company's cables are multipurpose, distributors can stock fewer varieties and less quantities of cable. For installers and systems integrators, the multipurpose feature can significantly reduce installation costs by eliminating the need to transition from indoor cable to outdoor cable at a building entrance. This also enhances reliability by eliminating splices and possible high stress on optical fibers that could lead to breakage. This simplified installation, lower cost and enhanced reliability are also valued by the end-user, because a long lasting, trouble-free cable is the basis for minimizing down time and maximizing system availability.

         Distribution and Marketing Presence

         The Company distributes its products through independent distributors to supplement the Company's existing distribution channels and to provide the Company with access to a greater number of potential customers in the United States. Revenues from international sales were approximately 22%, 20% and 21% in fiscal 1998, 1999 and 2000, respectively. The Company does not separately track gross profit or expenses attributable to international sales. Management of the Company does not regularly evaluate international sales by region. Substantially, all of the Company's international sales are denominated in U.S. dollars. The Company has no material assets located outside of the United States. (See also Note 9 to the Financial Statements, which is included on page 36 herein.)

         Working with IBM's E-Commerce division, the Company launched its E-Commerce website (http://purchasing.occfiber.com) in March 1999. Initially, the E-Commerce website included only the Company's product line. The Company intends to look for opportunities to establish strategic alliances with other leading suppliers of communications equipment to expand the website's future offerings and eventually create an independent communications superstore which would offer one-stop shopping to global purchasers of communication materials.

         PRODUCTS AND TECHNOLOGY

         Products

         The Company manufactures and markets a broad range of fiber optic cables that provide a high bandwidth transmission for data, video and audio communications over moderate distances. The Company's products are derived from technology originally developed for military applications requiring very rugged, flexible and compact fiber optic cables. The Company's method of applying a tight-buffer coating on each optical fiber before it is encased minimizes microbending, the primary cause of signal loss in optical fibers.

         The Company has pioneered a pressure extrusion technique for applying a cable jacket directly over the fiber optic cable core elements, resulting in high cable tensile strength and lateral stress resistance. Such Core-LockedTM jackets allow the cable to operate as a single mechanical unit, maximizing resistance to tears during installation pulls through narrow spaces. The Company's product line is deliberately diverse and flexible, in keeping with the evolving application needs within the moderate distance market. Most of the Company's cable designs are available in both the Ultra-FoxTM Plus premium product and the Ultra- FoxTM highly featured, cost competitive commercial product.



Product Type                                Features/Description              Applications
------------                                --------------------              ------------

A-Series "Assembly"                       o simplex (one optical fiber)     o short "patch cord" cables
  Cables                                    and duplex (two optical           links between electronic
                                            fibers) cables                    equipment and main fiber
                                          o tight-buffer coating on each      optic cable
                                            optical fiber                   o routing connections in
                                          o aramid strength members           patching systems
                                          o thermoplastic outer jacket      o indoor use
                                          o flame retardant


B-Series "Breakout"                       o 2 to 156 optical fibers tight-  o direct termination with
  Cables                                    buffer coating on each optical    connectors on each optical
                                            fiber                             fiber
                                          o elastomeric jacket encases      o short and moderate
                                            each optical fiber and            distance links between
                                            surrounding aramid strength       buildings or within a
                                            members (similar to an A-         building, where multiple
                                            Series simplex cable)             termination points are
                                          o Core-LockedTM outer jacket        needed
                                          o rugged                          o installations where ease of
                                          o flame retardant                   termination and
                                          o moisture and fungus resistant   o termination cost are
                                                                              important factors
                                                                              indoor and outdoor use

D-Series "Distribution"                   o 2 to 156 optical fibers tight-  o longer distance runs where
  Cables                                    buffer coating on each optical    size and cable cost are
                                            fibers                            more significant
                                          o Core-LockedTM outer jacket      o can be armored for
                                            encases the optical fibers and    additional protection in
                                            aramid strength members           buried and overhead
                                          o smaller, lighter and less         installations
                                            expensive than the B-Series     o indoor and outdoor use
                                            cable
                                          o high strength to weight ratio
                                          o compact size
                                          o rugged
                                          o flame retardant
                                          o moisture and fungus resistant





Product Type                                Features/Description              Applications
------------                                --------------------              ------------

G-Series "Subgrouping"                    o up to 864 optical fibers in     o high fiber count systems
  Cables                                    various subgroup sizes          o subgroups needed to
                                          o multifiber subcables, each        facilitate organization of
                                            similar to a D-Series cable       large numbers of optical
                                            Core-LockedTM outer jacket        fibers
                                            surrounds subcables             o subcables routed to
                                          o high density "micro"              different locations
                                            construction                    o installations requiring
                                          o rugged                            several different optical
                                          o flame retardant                   fiber types
                                          o moisture and fungus resistant   o indoor and outdoor use

         A-Series "Assembly" Cables. Simplex and duplex cables are round single fiber and "zipcord" two-fiber structures, respectively. Both cables contain tight-buffer optical fibers, aramid strength members and a thermoplastic outer jacket for each fiber. They are used for "jumpers" (short length patch cords) and for "pigtails" (short lengths of cable with a connector on one end). Various outer jacket materials are offered to provide flammability ratings and handling characteristics tailored to customers' needs. These cables are often privately labeled and sold to original equipment manufacturers ("OEMs") who produce the cable assemblies.

         B-Series "Breakout" Cables. The B-Series cables consist of a number of subcables, each consisting of a single optical fiber and aramid strength members similar to an A-Series simplex cable. These subcables are tightbound in a pressure extruded, high performance Core-LockedTM PVC outer jacket to form the finished multifiber cable. Like the A-Series cables, the subcables are intended to be terminated directly with connectors. This direct termination feature makes this cable type particularly suited for shorter distance installations, where there are many terminations and termination costs are more significant. The materials and construction of the cable permit its use both indoors and outdoors. These features make the cable cost effective for use in campus and industrial complex installations, between and within buildings.

         D-Series "Distribution" Cables. The Company's D-Series cables are made with the same tight-buffer optical fiber and high performance Core-LockedTM PVC outer jacket as the B-Series cable. Unlike the B-Series cable, however, each tight-buffer optical fiber in a D-Series cable is not covered with a separate subcable jacket. D-Series cable is intended for longer distance applications, where termination considerations are less important and often traded off for size, weight and cost. The tight-buffer optical fiber and Core-LockedTM PVC outer jacket make D-Series cables rugged and survivable, with a small, lightweight configuration. The high strength to weight ratio of these cables makes them well suited for installations where long lengths of cables must be pulled through duct systems. D-Series cable is used in relatively longer length segments of installations.

         G-Series "Subgrouping" Cables. This cable design combines a number of multifiber subcables, each similar to a D-Series cable. Each multifiber subcable is tightbound with an elastomeric jacket, providing excellent mechanical and environmental performance. These subcables are contained in a pressure extruded, high performance Core-LockedTM PVC outer jacket to form the finished cable. This design permits the construction of very high fiber count cables. These cables may be used where groups of optical fibers are routed to different locations. The Company has fabricated a developmental subgroup cable containing over 1,000 fibers intended for high density, moderate length routes such as urban telephone distribution systems.

         Other Cable Types. The Company produces many variations on the basic cable styles presented above for more specialized installations. For outdoor applications, both the B-Series and D-Series cables may be armored with corrugated steel tape for further protection in underground or overhead installations. For overhead installations on utility poles, the Company offers several self-supporting versions of the D-Series cables, with higher performance outer jackets. One contains additional aramid strength members, to support its weight with wind and ice loading over long unsupported lengths. Another style has a separate strength member, either metallic or non-metallic, in a figure-eight configuration, to reduce installation costs. The Company's cables are available in several flammability ratings, including "plenum" for use in moving air spaces in buildings, and "riser" for less critical flame retardant requirements. "Zero Halogen" versions of the B-Series and D-Series cables are available for use in enclosed spaces where there is concern over release of toxic gases during fire. Composite cables combining optical fiber and copper are offered to facilitate the transition from copper-based to optical fiber-based systems without further installation of cable.

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

         MAJOR MARKET APPLICATIONS

         The most common application of the Company's products is in LANs, where optical fiber is widely used as the "backbone" or "trunk," connecting groups of workstations and central file servers. In its typical implementation, the fiber optic cable may be installed between wiring closets in a building, or installed between buildings in a multibuilding complex. Fiber optic cable runs between electronic equipment that combines the signals of many workstations. Because the combined signals may carry a large volume of critical information, fiber optic cable, which is immune to electrical interference, is often desired. In comparison, copper wires carry less information, or the same amount of information for a shorter distance, in either case remaining susceptible to electrical noise and interference. The following are typical applications for the Company's fiber optic cable:

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

         Manufacturing and Mining Facilities. Manufacturing and mining facilities are typically not air conditioned, are less clean and have a less controlled environment than other types of businesses. They often contain heavy electrical equipment, which causes electromagnetic interference if conventional copper cable is used. The advantages of fiber optic cable in this environment include immunity to electrical noise, ruggedness, high information carrying capacity and greater distance capability. The Company's products are installed in automotive assembly plants, steel plants, chemical and drug facilities, petroleum refineries, mines and other similar environments.

         Health Care Facilities. Hospitals have extensive data transfer needs for medical records, patient monitoring, inventory, billing and payroll functions. The transfer of electronically stored images of x- rays, MRIs and CAT scans has increased to facilitate analysis and diagnosis at multiple locations. These applications require high data transfer rates. Optical fiber is a preferred solution, especially in electromagnetic environments with heavy electrical equipment such as x-ray machines.

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

         SALES, MARKETING AND CUSTOMER SERVICE

         The Company's products are sold to end-users, electrical contractors, system integrators, value-added resellers ("VARs"), OEMs and distributors. Distribution methods are adapted to the particular needs of different types of customers. The decision to purchase the Company's products may be made by end-users, distributors, electrical contractors, system integrators or specialized installers. The Company attempts to reach these decision makers by advertising in fiber optic trade journals and other communications magazines. The Company also participates in numerous domestic and international trade shows attended by customers and prospective customers. International sales are made primarily through foreign distributors, system integrators and VARs.

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

         Furthermore, the Company believes that it has a reputation for product excellence based on its success with large projects for end-users such as Chrysler Corporation, 3M, Virginia Polytechnic Institute and State University, Bankers Trust and Salomon Brothers Inc, and for integrators such as Ameritech Information Systems and US WEST. The Company had no single customer that accounted for more than 5% of its net sales in fiscal 1998, 1999 or 2000. However, in fiscal 1998, 1999 and 2000,
         27.3%, 30.6% and 28.0%, respectively, of net sales were attributable to two major domestic distributors. As of October 31, 2000, the Company has specifically reserved approximately $1.8 million for estimated uncollectible accounts receivable from one of these major distributors. Subsequent to October 31, 2000, this distributor filed for bankruptcy. Net sales attributable to this distributor approximated $9 million in fiscal 2000. Most of the Company's revenue in each quarter results from orders received in that quarter. Accordingly, the Company does not believe that its backlog at any particular point in time is indicative of future sales. The Company believes that its customer base is diverse, crossing over many markets and regions worldwide and believes that it is important to maintain that diversity to avoid dependence on any particular segment of the economy or area of the world.

         MANUFACTURING AND SUPPLIERS

         The Company's manufacturing operations consist of applying a variety of raw plastic materials to optical fibers. The key raw material in the manufacture of the Company's products is optical fiber, which the Company currently purchases from more than four manufacturers. The Company works with its vendors in an effort to ensure a continuous supply. The Company utilizes two sources for the cable's aramid strength member and several suppliers of coating materials. The Company has not experienced difficulty in arranging alternate sources. All other raw materials have at least one backup source.

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

         The Company believes its quality control procedures have been instrumental in achieving the performance and reliability of its products. The Company produces cable using the quality control procedures of MIL- I-45208 (the primary standard applicable to most government purchasers of cable).

         Since January 1994, the Company's quality management system has been certified to the internationally recognized ISO 9001 quality standard. ISO 9000 is a series of standards agreed to by the International Organization for Standardization (ISO). ISO 9001 is the highest level of accreditation and includes an assessment of 20 elements covering various aspects of design, development, distribution and production of fiber optic cables. The Company's certification was obtained through an audit by a qualified international certifying agency. In order to maintain its certification, the Company must continue to comply with the standards.

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

         COMPETITION

         The market for fiber optic cable, including the moderate distance market in which the Company's products are concentrated, is highly competitive. Corning and Lucent Technologies are the leading manufacturers of fiber optic cable for both the long distance telephone market and the moderate distance market. Although both manufacture loose-tube gel-filled cables, a significant portion of Lucent Technologies and Corning's fiber optic cable sales are tight-buffer fiber optic cable products in the moderate distance market. Also, Corning and Lucent Technologies are principal suppliers of optical fiber worldwide. The Company's competitors, including Corning and Lucent Technologies, are more established, having a large business base in the long distance telephone, loose-tub gel-filled cable market. Those companies can benefit from greater market recognition and have greater financial, research and development, production and marketing resources than the Company.

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

         EMPLOYEES

         As of October 31, 2000, the Company employed a total of 181 persons, including 38 in sales, marketing and customer service, 21 in engineering, product development and quality control, 100 in manufacturing, and 22 in finance and administration. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes its employee relations are excellent.


Item 2.  Properties.
-------  ----------

         The Company's principal administration, marketing, manufacturing, and product development facilities are located in a 148,000 square foot building located adjacent to the Roanoke, Virginia airport and major trucking company facilitates. The Company believes that its production equipment is presently operating at approximately 65% of its capacity.

Item 3.  Legal Proceedings.
-------  -----------------

         On September 27, 2000, the Equal Employment Opportunity Commission (the "EEOC") filed a lawsuit under Title VII of the Civil Rights Act of 1964 against the Company in the United States District Court for the Western District of Virginia alleging a pattern or practice of discrimination on the bases of gender and race. The lawsuit seeks injunctive and other relief and damages in an unspecified amount. Management intends to vigorously defend the lawsuit on the merits. While the ultimate resolution of this lawsuit cannot be determined, management does not expect that its resolution will have a material adverse effect on the financial condition or business of the Company.

         A charge of discrimination was filed on or about May 1, 2000, with the EEOC by one of the Company's former employees, John C. Clark, alleging that the Company denied him a promotion on or about January 12, 2000, in violation of the Age Discrimination in Employment Act. A charge of discrimination was filed on or about November 27, 2000, with the EEOC by one of the Company's former employees, Gary W. Cheatwood, alleging that the Company denied him merit increases and stock options on the basis of race, in violation of Title VII of the Civil Rights Act of 1964. A charge of discrimination was filed on or about November 25, 2000, with the EEOC by one of the Company's former employees, Barry D. Cheatwood, alleging that the Company denied him merit increases and stock options on the basis of race, in violation of Title VII of the Civil Rights Act of 1964. A charge of discrimination was filed on or about November 30, 2000, with the EEOC by Victor W. Gravely, a former applicant for employment with the Company, alleging that the Company did not hire him because of his race in violation of Title VII. On each of these matters, the Company has filed a statement of its position with the EEOC denying the allegations. The EEOC has yet to issue a determination on any of these charges. No litigation has been filed against the Company in connection with any of these charges. While the ultimate resolution of these four EEOC charges cannot be determined, management does not expect that their resolution will have a material adverse effect on the financial condition or business of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ---------------------------------------------------

         There were no matters submitted to a vote of security holders during the fourth quarter of the year ended October 31, 2000.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
-------  ---------------------------------------------------------------------

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol "OCCF." On January 24, 2001, the Company's Common Stock closed at a price of $15.31 per share.

         The following table sets forth for the fiscal periods indicated the high and low bid prices of the Common Stock, as reported on the Nasdaq National Market, during the two most recent fiscal years:


                                                                        RANGE OF BID PRICES
                                                                     ----------------------------
FISCAL YEAR ENDED OCTOBER 31, 2000                                       HIGH             LOW
                                                                      ----------       ----------

First Quarter (November 1, 1999 to January 31, 2000)                 $    32.147      $     7.083
Second Quarter (February 1 to April 30, 2000)                        $    44.917      $    12.917
Third Quarter (May 1 to July 31, 2000)                               $    25.667      $    12.500
Fourth Quarter (August 1 to October 31, 2000)                        $    30.000      $    15.938

FISCAL YEAR ENDED OCTOBER 31, 1999

First Quarter (November 1, 1998 to January 31, 1999)                 $    11.333      $     6.833
Second Quarter (February 1 to April 30, 1999)                        $     9.000      $     5.667
Third Quarter (May 1 to July 31, 1999)                               $     8.667      $     6.750
Fourth Quarter (August 1 to October 31, 1999)                        $     8.333      $     6.083


         At October 31, 2000, there were approximately 6,017 stockholders of record. No cash dividends have been declared or paid since the completion of the initial public offering in April 1996. While there are no restrictions on the payment of dividends, the Company does not anticipate the payment of dividends for the foreseeable future.

Item 6.  Selected Financial Data.
-------  -----------------------


                                               OPTICAL CABLE CORPORATION
                                                Selected Financial Data

                                                                       YEARS ENDED OCTOBER 31,
                                               -----------------------------------------------------------------------
                                                  2000           1999           1998           1997           1996
                                               -----------    -----------    -----------    -----------    -----------
                                                                (In Thousands, Except Per Share Data)
STATEMENT OF INCOME DATA:
   Net sales                                  $     58,219   $     50,699   $     50,589   $     52,189   $     45,152
   Cost of goods sold                               30,878         27,547         29,330         30,613         24,907
                                               -----------    -----------    -----------    -----------    -----------
     Gross profit                                   27,341         23,152         21,259         21,576         20,245
   Total operating expenses                         15,024         10,799          9,939          9,572          8,416
                                               -----------    -----------    -----------    -----------    -----------
     Income from operations                         12,317         12,353         11,320         12,004         11,829
   Other income (expense), net                         417            166             57           (47)            198
                                               -----------    -----------    -----------    -----------    -----------
     Income before income tax expense               12,734         12,519         11,377         11,957         12,027
   Income tax expense (1)                            4,479          4,214          4,107          4,150          2,806
                                               -----------    -----------    -----------    -----------    -----------

     Net income                               $      8,255   $      8,305   $      7,270   $      7,807   $      9,221
                                               ===========    ===========    ===========    ===========    ===========

   Pro forma Income Data (1):
   Net income before pro forma income
     tax provision, as reported                                                                           $      9,221
   Pro forma income tax provision                                                                                1,747
                                                                                                           -----------

   Pro forma net income                                                                                   $      7,474
                                                                                                           ===========
   Net income per common share
     (pro forma for 1996) (2)                 $      0.147   $      0.147   $      0.127   $      0.135   $      0.127
                                               ===========    ===========    ===========    ===========    ===========

   Net income per common share - assuming
     dilution (pro forma for 1996) (2)        $      0.145   $      0.146   $      0.125   $      0.133   $      0.126
                                               ===========    ===========    ===========    ===========    ===========

BALANCE SHEET DATA:
   Working capital                            $     31,986   $     21,980   $     18,991   $     19,912   $     14,377
   Total assets                                     52,688         37,512         32,829         35,214         31,127
   Total stockholders' equity                       43,508         32,847         29,991         31,379         23,572
-------------------

(1) Through March 31, 1996, the Company was not subject to federal and state income taxes since it had elected, under provisions of the Internal Revenue Code, to be taxed as an S Corporation. On April 1, 1996, the Company completed a public offering of 4,013,124 shares of the Company's common stock from which it received net proceeds of approximately $5.5 million. In connection with the closing of the Company's initial public offering on April 1, 1996, the Company terminated its status as an S Corporation effective March 31, 1996 and became subject to federal and state income taxes. Accordingly, the statement of income data for the year ended October 31, 1996 includes income taxes from April 1, 1996, and for informational purposes, the statement of income data for the year ended October 31, 1996 includes a pro forma adjustment for income taxes which would have been recorded if the Company had been subject to income taxes for the entire fiscal year presented.

(2) On August 31, 2000, the Company's Board of Directors approved a 3-for-2 stock split effected in the form of a stock dividend of one share paid on September 28, 2000, upon each two shares held by stockholders of record at the close of business on September 8, 2000. The Company's stock began trading ex-dividend on September 29, 2000. All references to share and per share data, except for references to authorized shares, contained elsewhere in this annual report have been retroactively adjusted to reflect the impact of the approved stock dividend.

Item 7.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results of Operations.
         ----------------------

         FORWARD-LOOKING INFORMATION

         This report may contain certain "forward-looking" information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning the Company's outlook for the future, (ii) statements of belief, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to risks and uncertainties that may cause actual events to differ materially from the expectations of the Company. Factors that could cause or contribute to such differences include, but are not limited to, the level of sales to key customers, the deteriorating financial condition of many technology companies in the United States, actions by competitors, fluctuations in the price of raw materials (including optical fiber), the Company's dependence on a single manufacturing facility, the ability of the Company to protect its proprietary manufacturing technology, the Company's dependence on a limited number of suppliers, an adverse price change in trading securities held by the Company, an adverse outcome in litigation, claims and other actions against the Company, technological changes and introductions of new competing products, changes in market demand, exchange rates, productivity, weather and market and economic conditions in the areas of the world in which the Company operates and markets its products.


         RESULTS OF OPERATIONS

         Net Sales

         Net sales consists of gross sales of products, less discounts, refunds and returns. Net sales increased 14.8 percent to $58.2 million in fiscal 2000 from $50.7 million in fiscal 1999. This increase was attributable to increased sales volume. Total fiber meters shipped during fiscal 2000 increased 18.5 percent to 199.3 million from 168.2 million fiber meters shipped for the same period in 1999. This increase in fiber meters shipped was a result of a 13.8 million increase in multimode fiber meters shipped and an 17.3 million increase in single-mode fiber meters shipped. Multimode fiber generally has a higher selling price than single-mode cable. Management believes there is a trend in the marketplace of an accelerated pace of fiber deployment, particularly of the type sold by the Company. Management believes this trend resulted in increased sales volume during fiscal 2000 and could continue to positively affect net sales in the future.

         Net sales increased to $50.7 million in fiscal 1999 from $50.6 million in fiscal 1998. This slight increase was primarily attributable to reduced selling price and a change in product mix. Total fiber meters shipped during fiscal 1999 increased 7.5 percent to 168.2 million from
         156.5 million fiber meters shipped for the same period in 1998. This increase in fiber meters shipped was a result of a 3.3 million increase in multimode fiber meters shipped and an 8.4 million increase in single-mode fiber meters shipped.

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

         Gross Profit Margin

         Cost of goods sold consists of the cost of materials, compensation costs and overhead related to the Company's manufacturing operations. The Company's gross profit margin (gross profit as a percentage of net sales) increased to 47.0 percent in fiscal 2000 from 45.7 percent in fiscal 1999. This slight increase was due to reduced raw fiber prices and the impact of the decrease in the ratio of large orders and the decrease in the ratio of net sales attributable to the Company's distributors during the year. During fiscal 2000, net sales to distributors approximated 58 percent versus 63 percent for the same period in 1999. During fiscal 2000, sales from orders $50,000 or more approximated 11 percent of net sales compared to 15 percent for fiscal 1999. Discounts on large orders and on sales to distributors are generally greater than for sales to the rest of the Company's customer base.

         The Company's gross profit margin increased to 45.7 percent in fiscal 1999 from 42.0 percent in fiscal 1998. This increase was due to reduced raw fiber prices, partially offset by an increase in the ratio of net sales attributable to the Company's distributors during the period as compared to total net sales. During fiscal 1999, net sales to distributors approximated 63 percent versus 62 percent for the same period in 1998. During fiscal 1999, sales from orders $50,000 or more approximated 15 percent compared to 18 percent for fiscal 1998.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses consist of the compensation costs (including sales commissions) for sales and marketing personnel, shipping costs, travel expenses, customer support expenses, trade show expenses, advertising, the compensation cost for administration, finance and general management personnel, as well as legal and accounting fees. Selling, general and administrative expenses as a percentage of net sales were 25.8 percent in fiscal 2000 compared to 21.3 percent in fiscal 1999. This higher percentage reflects the fact that net sales for fiscal 2000 increased 14.8 percent while selling, general and administrative expenses increased 39.1 percent compared to fiscal 1999. Selling, general and administrative expenses as a percentage of net sales increased largely as a result of an increase in the allowance for doubtful accounts of $1.6 million. This increase in the allowance for doubtful accounts is attributable to a $1.8 million specific reserve for estimated uncollectible accounts receivable from one of the Company's major distributors that filed for bankruptcy subsequent to October 31, 2000. Other factors that contributed to the increase in selling, general and administrative expenses as a percentage of net sales in fiscal 2000 include an increase in the Company's sales force, the continued expansion of marketing efforts, and an increase in legal fees associated with a lawsuit filed by the Equal Employment Opportunity Commission (EEOC) against the Company and with several other EEOC charges.

         Selling, general and administrative expenses as a percentage of net sales were 21.3 percent in fiscal 1999 compared to 19.6 percent in fiscal 1998. This higher percentage reflects the fact that net sales for fiscal 1999 were comparable to fiscal 1998, while selling, general and administrative expenses increased 8.6 percent, due primarily to increased marketing efforts.

         Other Income (Expense)

         Other income, net increased $251,000 to $417,000 for fiscal 2000 compared to $166,000 for the same period in 1999. During fiscal 2000, the Company began investing in trading securities and has recognized related gains on trading securities, net, of $289,000 in other income for fiscal 2000. The increase in other income, net resulting from gains on trading securities, net, was partially offset by interest expense of $57,000 on short-term margin borrowings payable to the investment broker related to the trading securities. Although the Company actively purchases and sells trading securities in order to realize such gains, it should not be expected that these gains will be recurring.

         Income Before Income Tax Expense

         Income before income tax expense of $12.7 million in fiscal 2000 increased $215,000 compared to fiscal 1999. This 1.7 percent increase was primarily due to increases in sales volume, gross profit margin, and other income, net, partially offset by the $4.2 million increase in selling, general and administrative expenses.

         Income before income tax expense of $12.5 million in fiscal 1999 increased $1.1 million compared to fiscal 1998. This 10.0 percent increase was primarily due to the increase in gross profit margin, partially offset by the $859,000 increase in selling, general and administrative expenses.

         Income Tax Expense

         The statements of income for the years ended October 31, 2000, 1999 and 1998 include income tax expense at effective tax rates of 35.2 percent,
         33.7 percent and 36.1 percent, respectively. Fluctuations in the Company's effective tax rates are due primarily to the amount and timing of the tax benefit related to the Company's foreign sales corporation.

         Net Income

         Net income for fiscal 2000 and 1999 was $8.3 million. Net income decreased $50,000 due to the increase in selling, general and administrative expenses and the $265,000 increase in income tax expense, partially offset by the increases in sales volume, gross profit margin and other income, net.

         Net income for fiscal 1999 was $8.3 million compared to $7.3 million for fiscal 1998. Net income increased $1.0 million due to the increase in gross profit margin, partially offset by the increase in selling, general and administrative expenses and the $107,000 increase in income tax expense.


         FINANCIAL CONDITION

         Total assets at October 31, 2000 were $52.7 million, an increase of $15.2 million, or 40.5 percent from October 31, 1999. This increase was primarily due to the Company investing its cash and cash equivalents on hand at October 31, 1999, as well as cash flows from operating income generated during fiscal 2000 in trading securities. In addition, realized gains from these trading activities were reinvested during fiscal 2000. As a result, cash and cash equivalents have decreased $5.4 million and trading securities have increased $18.0 million. Trade accounts receivable, net increased 11.0 percent from $10.2 million at October 31, 1999 to $11.4 million at October 31, 2000 and inventories decreased 13.5 percent from $8.8 million at October 31, 1999 to $7.6 million at October 31, 2000. The increase in trade accounts receivable and the decrease in inventories are primarily attributable to increased sales volume. Income taxes refundable increased to $1.2 million at October 31, 2000. The increase results primarily from the tax benefit of disqualifying disposition of stock options exercised. Property and equipment, net, increased 5.8 percent from $10.8 million at October 31, 1999 to $11.5 million at October 31, 2000. This increase results from capital expenditures related to facilities and equipment totaling $1,462,000, partially offset by depreciation expense of $825,000.

         Total stockholders' equity at October 31, 2000 increased $10.7 million, or 32.5 percent from October 31, 1999. Net income retained, proceeds received from the exercise of employee stock options of $1.0 million and an increase in paid-in capital of $1.4 million resulting from the tax benefit of disqualifying disposition of stock options exercised accounted for the majority of this increase. During fiscal 2000, employees realized gains on the premature disposition of stock options exercised of approximately $3.6 million. The $1.4 million tax benefit to the Company of these gains has been reflected as an increase in paid-in capital.


         LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 2000 and 1999, the Company's primary capital needs have been to fund working capital requirements and capital expenditures as needed. The Company's primary source of financing has been cash provided from operations; however, the Company does maintain bank lines of credit as described below. There was no balance outstanding under the lines of credit as of the end of fiscal 2000 or 1999.

         Under a loan agreement with its bank dated March 10, 1999, the Company has a $5 million secured revolving line of credit available for general corporate purposes and a $10 million secured revolving line of credit available to fund potential acquisitions, mergers and joint ventures. The lines of credit bear interest at 1.50 percent above the monthly LIBOR rate and are equally and ratably secured by the Company's accounts receivable, contract rights, inventory, furniture and fixtures, machinery and equipment and general intangibles. The lines of credit will expire on February 28, 2001, unless renewed or extended. As of the date hereof, the Company has no additional material sources of financing. The Company believes that its cash flow from operations, liquidation of trading securities and available lines of credit will be adequate to fund its operations for at least the next twelve months.

         Cash flows used in operations were approximately $5.0 million for fiscal 2000. Cash flows provided by operations were approximately $11.9 million and $9.6 million for fiscal 1999 and 1998, respectively. For fiscal 2000, cash flows used in operations were primarily due to the purchase of approximately $18.5 million in trading securities, an increase in trade accounts receivable of $3.0 million, and a decrease in accounts payable and accrued expenses of $1.1 million, partially offset by cash provided by operating income, realized net gains on trading securities of $788,000, a decrease in inventories of $1.2 million and an increase in payable to investment broker of $5.7 million. Cash flows from operations in fiscal 1999 were primarily provided by operating income, a decrease in inventory of $1.2 million and an increase in accounts payable and accrued expenses of $1.3 million. Cash flows from operations in fiscal 1998 were primarily provided by operating income and a decrease in inventory of $2.1 million. In 1998, the Company reduced its inventory of optical fiber due to anticipated continued reductions in raw fiber prices.

         Net cash used in investing activities totaled $1.4 million for fiscal 2000 and was primarily for expenditures related to facilities and equipment of $1.3 million and increase in cash surrender value of life insurance of $91,000. Net cash used in investing activities in fiscal 1999 totaled $553,000 and was primarily for expenditures related to facilities and equipment of $401,000 and increase in cash surrender value of life insurance of $171,000. Net cash used in investing activities in fiscal 1998 was primarily for expenditures related to facilities and equipment and was $622,000. In October 2000, the Company entered into agreements to purchase certain machinery and equipment totaling approximately $872,000. The machinery and equipment is expected to be delivered and installed by the end of July 2001. Total remaining commitments under the machinery and equipment purchase agreements as of October 31, 2000 approximated $712,000. There are no other material commitments for capital expenditures as of October 31, 2000.

         Net cash provided by financing activities was $1.0 million for fiscal 2000 and related to proceeds received from the exercise of employee stock options. Net cash used in financing activities was $5.7 million and $8.8 million in fiscal 1999 and 1998, respectively. The net cash used in financing activities in fiscal 1999 consisted of the repurchase of common stock in the amount of $5.9 million, offset by proceeds received from the exercise of employee stock options of $200,000. The net cash used in financing activities in fiscal 1998 consisted of a repurchase of common stock in the amount of $9 million, offset by proceeds received from the exercise of employee stock options of $198,000.

         On September 27, 2000, the Equal Employment Opportunity Commission filed a lawsuit under Title VII of the Civil Rights Act against the Company in the United States District Court for the Western District of Virginia alleging a pattern or practice of discrimination on the bases of gender and race. The lawsuit seeks injunctive and other relief and damages in an unspecified amount. Management intends to vigorously defend the lawsuit on the merits. While the ultimate resolution of this lawsuit cannot be determined, management does not expect that its resolution will have a material adverse effect on the financial condition or business of the Company.

         The Company's Board of Directors has authorized the repurchase of up to $20 million of the Company's common stock in the open market or in privately negotiated transactions. Through October 31, 2000, the Company has repurchased approximately $14.9 million of its common stock in such transactions since the inception of the Company's share repurchase program in October 1997. The repurchases were funded through cash flows from operations. The Company may use excess working capital and other sources as appropriate to finance the remaining share repurchase program.

         On August 31, 2000, the Company's Board of Directors approved a 3-for-2 stock split effected in the form of a stock dividend of one share paid on September 28, 2000, upon each two shares held by stockholders of record at the close of business on September 8, 2000. The Company's stock began trading ex-dividend on September 29, 2000. All references to share and per share data, except for references to authorized shares, contained elsewhere in this annual report have been retroactively adjusted to reflect the impact of the approved stock dividend.

         On November 30, 2000, the Board of Directors approved grants of stock options for a total of 500,000 shares effective December 1, 2000, under the Company's 1996 Stock Incentive Plan. The per share exercise price of $10.688 associated with these stock options was equal to the fair market value of the Company's common stock on the date of grant.


         NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133. SFAS No. 137 defers the effective date of SFAS No. 133 to apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, an amendment of FASB Statement No. 133. SFAS No. 138 amends SFAS No. 133 for a limited number of issues that have caused application difficulties. The adoption of SFAS No. 133, as amended, as of November 1, 2000, did not have any effect on the financial position, results of operations or liquidity of the Company.

         SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, A REPLACEMENT OF FASB STATEMENT NO. 125, supercedes and replaces the guidance in SFAS No.

         125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities that occur after March 31, 2001, and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000 for which financial statements are presented for comparative purposes. Management believes the adoption of SFAS No. 140 will not have a significant effect on the Company's financial statements.

         As of October 31, 2000, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company's financial position, operating results or financial statement disclosures.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
-------- ----------------------------------------------------------

         The Company does not engage in derivative financial instruments or derivative commodity instruments. As of October 31, 2000, the Company's financial instruments are not exposed to significant market risk due to interest rate risk, foreign currency exchange risk or commodity price risk. However, as of October 31, 2000, the Company's trading securities, which consist of shares in a stock index mutual fund concentrated in the technology industry sector, are exposed to equity price risk. As of October 31, 2000, the Company's trading securities, valued at approximately $18.0 million, have experienced a 2.7 percent decline in value since the date of purchase. In addition, subsequent to October 31, 2000 through January 24, 2001, the Company has continued to purchase and sell these trading securities and as a result has recorded realized and unrealized losses for the period from November 1, 2000 through January 24, 2001 in the amount of approximately $3.3 million. It is reasonably possible that the price of these trading securities could continue to experience a further adverse change in the near term. For illustration purposes, assuming a 30 percent further adverse change in the fund's equity price subsequent to January 24, 2001, the Company's trading securities would decrease in value by an additional $5.0 million, based on the value of the Company's portfolio of approximately $16.5 million as of January 24, 2001. This assumption is not necessarily indicative of future performance and actual results may differ materially.

Item 8.  Financial Statements and Supplementary Data.
-------  -------------------------------------------

                            OPTICAL CABLE CORPORATION
                                    INDEX TO
                              FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES



         Financial Statements:                                             PAGE

             Independent Auditors' Report....................................24

             Balance Sheets as of October 31, 2000 and 1999..................25

             Statements of Income for the Years Ended October 31,
                 2000, 1999 and 1998.........................................26

             Statements of Stockholders' Equity for the Years Ended
                 October 31, 2000, 1999 and 1998.............................27

             Statements of Cash Flows for the Years Ended October 31,
                 2000, 1999 and 1998.........................................28

             Notes to Financial Statements...................................29


         Financial Statement Schedules:

         All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes thereto.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Optical Cable Corporation:


We have audited the accompanying balance sheets of Optical Cable Corporation as of October 31, 2000 and 1999, and the related statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optical Cable Corporation as of October 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                    KPMG LLP


Roanoke, Virginia
December 8, 2000




                                               OPTICAL CABLE CORPORATION
                                                    Balance Sheets
                                               October 31, 2000 and 1999
                                                                                                 OCTOBER 31,
                                                                                       --------------------------------
                                       ASSETS                                               2000              1999
                                                                                       --------------    --------------
Current assets:
   Cash and cash equivalents                                                          $     1,458,896   $     6,816,678
   Trading securities                                                                      17,982,830              ----
   Trade accounts receivable, net of allowance for doubtful
     accounts of $1,909,069 in 2000 and $316,000 in 1999                                   11,357,522        10,230,717
   Income taxes refundable                                                                  1,162,118              ----
   Other receivables                                                                          362,000           280,219
   Due from employees                                                                           2,890             8,100
   Note receivable                                                                               ----            61,100
   Inventories                                                                              7,572,153         8,754,423
   Prepaid expenses                                                                           112,794           106,536
   Deferred income taxes                                                                      959,665           206,652
                                                                                       --------------    --------------

              Total current assets                                                         40,970,868        26,464,425

Note receivable, noncurrent                                                                      ----            32,505
Other assets, net                                                                             261,937           188,328
Property and equipment, net                                                                11,455,372        10,826,331
                                                                                       --------------    --------------

              Total assets                                                            $    52,688,177   $    37,511,589
                                                                                       ==============    ==============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                              $     2,479,116   $     3,370,244
   Accrued compensation and payroll taxes                                                     847,572           692,678
   Payable to investment broker                                                             5,658,574              ----
   Income taxes payable                                                                          ----           421,803
                                                                                       --------------    --------------

              Total current liabilities                                                     8,985,262         4,484,725

Deferred income taxes                                                                         195,085           179,789
                                                                                       --------------    --------------

              Total liabilities                                                             9,180,347         4,664,514
                                                                                       --------------    --------------

Stockholders' equity:
   Preferred stock, no par value, authorized 1,000,000 shares;
     none issued and outstanding                                                                 ----              ----
   Common stock, no par value, authorized 100,000,000
     shares; issued and outstanding 56,391,993 shares in 2000
     and 56,121,407 shares in 1999                                                          5,179,295         4,128,316
   Paid-in capital                                                                          1,714,284           359,566
   Retained earnings                                                                       36,614,251        28,359,193
                                                                                       --------------    --------------

              Total stockholders' equity                                                   43,507,830        32,847,075

Commitments and contingencies
                                                                                       --------------    --------------

              Total liabilities and stockholders' equity                              $    52,688,177   $    37,511,589
                                                                                       ==============    ==============

See accompanying notes to financial statements.



                                               OPTICAL CABLE CORPORATION
                                                 Statements of Income
                                      Years Ended October 31, 2000, 1999 and 1998

                                                                              YEARS ENDED OCTOBER 31,
                                                             ----------------------------------------------------------
                                                                   2000                 1999                 1998
                                                             ----------------     ----------------     ----------------

Net sales                                                   $      58,218,994    $      50,698,637    $      50,588,893
Cost of goods sold                                                 30,877,688           27,547,022           29,329,822
                                                             ----------------     ----------------     ----------------

         Gross profit                                              27,341,306           23,151,615           21,259,071

Selling, general and administrative expenses                       15,024,198           10,798,643            9,939,258
                                                             ----------------     ----------------     ----------------

         Income from operations                                    12,317,108           12,352,972           11,319,813

Other income (expense):
   Gains on trading securities, net                                   288,667                 ----                 ----
   Interest income                                                    230,038              201,708               56,260
   Interest expense                                                   (57,084)                ----                 (505)
   Other, net                                                         (45,015)             (35,944)               1,891
                                                             ----------------     ----------------     ----------------

         Other income, net                                            416,606              165,764               57,646
                                                             ----------------     ----------------     ----------------

         Income before income tax expense                          12,733,714           12,518,736           11,377,459

Income tax expense                                                  4,478,656            4,214,096            4,107,495
                                                             ----------------     ----------------     ----------------

         Net income                                         $       8,255,058    $       8,304,640    $       7,269,964
                                                             ================     ================     ================

Net income per share:
   Net income per common share                              $           0.147    $           0.147    $           0.127
                                                             ================     ================     ================

   Net income per common share - assuming dilution          $           0.145    $           0.146    $           0.125
                                                             ================     ================     ================

See accompanying notes to financial statements.




                                                OPTICAL CABLE CORPORATION
                                            Statements of Stockholders' Equity
                                       Years Ended October 31, 2000, 1999 and 1998


                                              COMMON STOCK                                                     TOTAL
                                   ----------------------------------      PAID-IN          RETAINED        STOCKHOLDERS'
                                       SHARES             AMOUNT           CAPITAL          EARNINGS           EQUITY
                                   ---------------   ----------------   --------------   ---------------   ---------------
Balances at October 31, 1997           58,013,124   $     18,594,116   $        ----    $  12,784,589      $ 31,378,705

Exercise of employee stock
   options ($1.67 per share)              119,025            198,375            ----             ----           198,375
Tax benefit of disqualifying
   disposition of stock options
   exercised                                 ----               ----         150,359             ----           150,359
Repurchase of common stock
   (at cost)                           (1,313,595)        (9,006,210)           ----             ----        (9,006,210)
Net income                                   ----               ----            ----        7,269,964         7,269,964
                                   ---------------   ----------------   --------------   ---------------   ---------------

Balances at October 31, 1998           56,818,554          9,786,281         150,359       20,054,553        29,991,193

Exercise of employee stock
   options ($1.67 per share)              119,700            199,500            ----             ----           199,500
Tax benefit of disqualifying
   disposition of stock options
   exercised                                 ----               ----         209,207             ----           209,207
Repurchase of common stock
   (at cost)                             (816,847)        (5,857,465)           ----             ----        (5,857,465)
Net income                                   ----               ----            ----        8,304,640         8,304,640
                                   ---------------   ----------------   --------------   ---------------   ---------------

Balances at October 31, 1999           56,121,407          4,128,316         359,566       28,359,193        32,847,075

Exercise of employee stock
   options ($3.86 per share)              268,336          1,036,916            ----             ----         1,036,916
Restricted stock award ($6.25
   per share)                               2,250             14,063            ----             ----            14,063
Tax benefit of disqualifying
   disposition of stock options
   exercised                                 ----               ----       1,354,718             ----         1,354,718
Net income                                   ----               ----            ----        8,255,058         8,255,058
                                   ---------------   ----------------   --------------   ---------------   ---------------

Balances at October 31, 2000           56,391,993   $      5,179,295   $   1,714,284     $ 36,614,251      $ 43,507,830
                                   ===============   ================   ==============   ===============   ===============


See accompanying notes to financial statements.





                                               OPTICAL CABLE CORPORATION
                                                Statements of Cash Flows
                                      Years Ended October 31, 2000, 1999 and 1998
                                                                                   YEARS ENDED OCTOBER 31,
                                                                      --------------------------------------------------
                                                                           2000              1999              1998
                                                                      ---------------   ---------------   --------------
Cash flows from operating activities:
   Net income                                                        $      8,255,058  $      8,304,640  $     7,269,964
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                          841,646           764,652          787,674
       Bad debt expense                                                     2,018,128            87,490           88,005
       Deferred income tax expense (benefit)                                 (737,717)           67,754          (77,515)
       Loss on disposal of property and equipment                               7,807              ----            2,669
       Tax benefit of disqualifying disposition of stock
         options exercised                                                  1,354,718           209,207          150,359
       Stock-based compensation expense                                        14,063              ----             ----
       Unrealized loss on trading securities, net                             499,755              ----             ----
       (Increase) decrease in:
         Trading securities                                               (18,482,585)             ----             ----
         Trade accounts receivable                                         (3,051,328)         (417,913)        (169,428)
         Income taxes refundable                                           (1,162,118)             ----             ----
         Other receivables                                                    (81,781)           14,980          244,903
         Due from employees                                                     5,210            (2,511)          (2,055)
         Inventories                                                        1,182,270         1,212,589        2,052,431
         Prepaid expenses                                                      (6,258)          (10,770)          25,280
       Increase (decrease) in:
         Accounts payable and accrued expenses                             (1,053,960)        1,328,540         (395,330)
         Accrued compensation and payroll taxes                               154,894            36,650           43,292
         Payable to investment broker                                       5,658,574              ----             ----
         Income taxes payable                                                (421,803)          310,354         (453,550)
                                                                      ---------------   ---------------   --------------

              Net cash provided by (used in) operating activities          (5,005,427)       11,905,662        9,566,699
                                                                      ---------------   ---------------   --------------

Cash flows from investing activities:
   Purchase of property and equipment                                      (1,298,717)         (400,714)        (622,394)
   Cash surrender value of life insurance                                     (90,554)         (171,382)            ----
   Collection from note receivable                                               ----            18,800             ----
                                                                      ---------------   ---------------   --------------

              Net cash used in investing activities                        (1,389,271)         (553,296)        (622,394)
                                                                      ---------------   ---------------   --------------

Cash flows from financing activities:
   Repurchase of common stock                                                    ----        (5,857,465)      (9,006,210)
   Proceeds from exercise of employee stock options                         1,036,916           199,500          198,375
                                                                      ---------------   ---------------   --------------

              Net cash provided by (used in) financing activities           1,036,916        (5,657,965)      (8,807,835)
                                                                      ---------------   ---------------   --------------

Net increase (decrease) in cash and cash equivalents                       (5,357,782)        5,694,401          136,470

Cash and cash equivalents at beginning of year                              6,816,678         1,122,277          985,807
                                                                      ---------------   ---------------   --------------

Cash and cash equivalents at end of year                             $      1,458,896  $      6,816,678  $     1,122,277
                                                                      ===============   ===============   ==============

Supplemental Disclosure of Cash Flow Information:
   Cash payments for interest                                        $         57,084  $           ----  $           505
                                                                      ===============   ===============   ==============

   Income taxes paid                                                 $      5,445,576  $      3,615,300  $     4,488,201
                                                                      ===============   ===============   ==============

   Noncash investing and financing activities:
     Capital expenditures accrued in accounts payable                $        162,832  $         89,344  $          ----
                                                                      ===============   ===============   ==============

     Trade accounts receivable financed as note receivable           $           ----  $        112,405  $          ----
                                                                      ===============   ===============   ==============

See accompanying notes to financial statements.

                            OPTICAL CABLE CORPORATION
                          Notes to Financial Statements
                   Years Ended October 31, 2000, 1999 and 1998

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

         (b)      CASH EQUIVALENTS

                  At October 31, 2000 and 1999, cash equivalents consist of $1,171,777 and $6,755,814, respectively, of overnight repurchase agreements and money market mutual funds. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

         (c)      TRADING SECURITIES

                  Trading securities are recorded at fair value, which is based on quoted market prices. Purchases and sales of trading securities are recognized on a trade-date basis, the date the order to buy or sell is executed. The Company's trading securities are bought and held principally for the purpose of selling them in the near term. Unrealized holding gains and losses for trading securities are included in net income. The amount of net unrealized holding loss that has been included in net income for the year ended October 31, 2000 was $499,755. Net realized gains or losses are determined on the first-in, first-out cost method. As of October 31, 2000, the Company's trading securities consist of shares in a stock index mutual fund concentrated in the technology sector.

                  As of October 31, 2000, the Company's trading securities have experienced a 2.7 percent decline in value since the date of purchase. In addition, subsequent to October 31, 2000 through December 8, 2000, the market value of the Company's trading securities held as of October 31, 2000 has declined approximately 17 percent, or approximately $3.0 million. It is reasonably possible that the price of these trading securities, valued at $17,982,830 as of October 31, 2000, could continue to experience an adverse change in the near term.

                  At October 31, 2000, the Company had short-term margin borrowings of $5,658,574 payable to investment broker related to the trading securities. The margin account incurs interest at rates ranging from the Call Money rate plus .25 percent to the Call Money rate plus 2.50 percent, depending on the outstanding balance of margin borrowings (8.50 percent as of October 31, 2000). Obligations of the Company to the investment broker are collateralized by the trading securities.

                            OPTICAL CABLE CORPORATION
                    Notes to Financial Statements (Continued)
                   Years Ended October 31, 2000, 1999 and 1998



         (d)      INVENTORIES

                  Inventories of raw materials and production supplies are stated at the lower of cost (specific identification for optical fibers and first-in, first-out for other raw materials and production supplies) or market. Inventories of work in process and finished goods are stated at average cost, which includes raw materials, direct labor and manufacturing overhead.

         (e)      PROPERTY AND EQUIPMENT

                  Property and equipment are stated at cost. Depreciation and amortization are provided for using both straight-line and declining balance methods over the estimated useful lives of the assets. Estimated useful lives are thirty-nine years for buildings and improvements and five to seven years for machinery and equipment and furniture and fixtures.

         (f)      REVENUE RECOGNITION

                  Revenue is recognized at the time of product shipment or delivery to the customer, based on shipping terms.

         (g)      SHIPPING AND HANDLING COSTS

                  Shipping and handling costs include the costs incurred to physically move finished goods from the Company's warehouse to the customers designated location and the costs to store, move and prepare the finished goods for shipment. All amounts billed to a customer in a sale transaction related to shipping and handling is classified as sales revenue. Shipping and handling costs of approximately $1,948,000, $1,425,000 and $1,195,000 are included in selling, general and administrative expenses for the years ended October 31, 2000, 1999 and 1998, respectively.

         (h)      INCOME TAXES

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

         (i) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

                  The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated

                            OPTICAL CABLE CORPORATION
                    Notes to Financial Statements (Continued)
                   Years Ended October 31, 2000, 1999 and 1998




                  by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

         (j)      STOCK OPTION PLAN

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

         (k)      NET INCOME PER SHARE

                  Net income per common share excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income per common share - assuming dilution reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company.

         (l)      COMPREHENSIVE INCOME

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

                  SFAS No. 130 is applicable to all entities that provide a full set of financial statements. Enterprises that have no items of other comprehensive income in any period presented are

                            OPTICAL CABLE CORPORATION
                    Notes to Financial Statements (Continued)
                   Years Ended October 31, 2000, 1999 and 1998


                  excluded from the scope of this Statement. SFAS No. 130 does not have any effect on current or prior period financial statement displays presented by the Company since the Company has no items of other comprehensive income in any period presented.

         (m)      USE OF ESTIMATES

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         (n)      RECLASSIFICATIONS

                  Certain reclassifications have been made to the prior year's financial statements to place them on a basis comparable with the current year's financial statements.


(2)      ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

         A summary of changes in the allowance for doubtful accounts receivable for the years ended October 31, 2000, 1999 and 1998 follows (see also note 9):


                                                                   YEARS ENDED OCTOBER 31,
                                                      --------------------------------------------------
                                                           2000              1999              1998
                                                      --------------    --------------    --------------
Balance at beginning of year                         $       316,000   $       311,500   $       307,400
Bad debt expense                                           2,018,128            87,490            88,005
Losses charged to allowance                                 (453,049)          (84,633)          (90,147)
Recoveries added to allowance                                 27,990             1,643             6,242
                                                      --------------    --------------    --------------

Balance at end of year                               $     1,909,069   $       316,000   $       311,500
                                                      ==============    ==============    ==============


(3)      INVENTORIES

         Inventories at October 31, 2000 and 1999 consist of the following:


                                                                                  OCTOBER 31,
                                                                        -------------------------------
                                                                             2000             1999
                                                                        --------------   --------------
Finished goods                                                         $       808,271  $     2,976,426
Work in process                                                              3,487,611        2,306,209
Raw materials                                                                3,194,393        3,416,046
Production supplies                                                             81,878           55,742
                                                                        --------------   --------------
                                                                       $     7,572,153  $     8,754,423
                                                                        ==============   ==============

                            OPTICAL CABLE CORPORATION
                    Notes to Financial Statements (Continued)
                   Years Ended October 31, 2000, 1999 and 1998


(4)      PROPERTY AND EQUIPMENT

         Property and equipment at October 31, 2000 and 1999 consists of the following:


                                                                                   OCTOBER 31,
                                                                        ---------------------------------
                                                                             2000              1999
                                                                        ---------------   ---------------

Land                                                                   $      2,745,327  $      2,745,327
Building and improvements                                                     6,896,842         6,893,642
Machinery and equipment                                                       6,676,960         5,424,594
Furniture and fixtures                                                          735,052           734,404
Construction in progress                                                        236,071           131,008
                                                                        ---------------   ---------------

         Total property and equipment, at cost                               17,290,252        15,928,975

Less accumulated amortization and depreciation                               (5,834,880)       (5,102,644)
                                                                        ---------------   ---------------

         Property and equipment, net                                   $     11,455,372  $     10,826,331
                                                                        ===============   ===============

         In October 2000, the Company entered into agreements to purchase certain machinery and equipment totaling approximately $872,000. The machinery and equipment is expected to be delivered and installed by the end of July 2001. Total remaining commitments under the machinery and equipment purchase agreements as of October 31, 2000 approximated $712,000.


(5)      NOTES PAYABLE

         Under a loan agreement with its bank dated March 10, 1999, the Company has a $5 million secured revolving line of credit and a $10 million secured revolving line of credit. The Company's intention is that the $5 million line of credit be available to fund general corporate purposes and that the $10 million line of credit be available to fund potential acquisitions and joint ventures. The lines of credit bear interest at 1.50 percent above the monthly LIBOR rate (8.12 percent as of October 31, 2000) and are equally and ratably secured by the Company's accounts receivable, contract rights, inventory, furniture and fixtures, machinery and equipment and general intangibles. The lines of credit will expire on February 28, 2001, unless renewed or extended. While the lines of credit do not require a compensating balance that legally restricts the use of cash amounts, at the bank's request, the Company has agreed to maintain an unrestricted target cash balance of $125,000.


(6)      LEASES

         In August 1994, the Company entered into a four-year operating lease for computerized mailing and shipping equipment with an unrelated party. Rent expense under this lease amounted to $21,527 for the year ended October 31, 1998.

                            OPTICAL CABLE CORPORATION
                    Notes to Financial Statements (Continued)
                   Years Ended October 31, 2000, 1999 and 1998


(7)      RELATED PARTY AGREEMENTS

         Since February 1, 1995, the Company has entered into employment agreements with the individual who is the Company's Chairman, President and Chief Executive Officer and its previously sole stockholder which typically have a term of less than two years. Annual compensation under the agreements consists of salary payments equal to 1 percent of the previous fiscal year's net sales and provides for sales commissions equal to 1 percent of the positive difference between the current fiscal year's net sales and the prior fiscal year's net sales. Compensation under this agreement amounted to $582,190, $506,986 and $521,889 for the years ended October 31, 2000, 1999 and 1998, respectively.


(8)      EMPLOYEE BENEFITS

         The Company's independently administered self-insurance program provides health insurance coverage for employees and their dependents on a cost-reimbursement basis. Under the program, the Company is obligated for claims payments. A stop loss insurance contract executed with an insurance carrier covers claims in excess of $35,000 per covered individual and $813,716 in the aggregate per year. During the years ended October 31, 2000, 1999 and 1998, total claims expense of $925,347, $837,488 and $725,535, respectively, was incurred, which represents claims processed and an estimate for claims incurred but not reported. Effective January 1, 2001, the Company will no longer independently administer the health insurance coverage, but will contract for insurance coverage with a third-party administrator.

         Effective January 1, 1994, the Company adopted a 401(k) retirement savings plan. To become eligible for the plan, an employee must complete six months of service and be at least 21 years of age. The plan allows participants to contribute through salary reduction up to 7 percent of their annual compensation on a pretax basis. Company matching contributions are two dollars for every one dollar contributed by an employee up to 4 percent of the employees' annual compensation. The Company made matching contributions to the plan of $406,934, $365,887 and $353,096 for the years ended October 31, 2000, 1999 and 1998, respectively.

         The Company and its previously sole stockholder adopted on March 1, 1996 a stock incentive plan which is called the Optical Cable Corporation 1996 Stock Incentive Plan (the "Plan"). The Plan is intended to provide a means for employees to increase their personal financial interest in the Company, thereby stimulating the efforts of these employees and strengthening their desire to remain with the Company through the use of stock incentives. The Company has reserved 6,000,000 shares of common stock for issuance pursuant to incentive awards under the Plan. At October 31, 2000, there were 5,571,001 additional shares available for grant under the Plan. Although not required under the Plan stock options granted to date have been granted at not less than fair market value on the date of grant. The options have terms ranging from 8.75 to 10 years and vest 25 percent after two years, 50 percent after three years, 75 percent after four years and 100 percent after five years.

                            OPTICAL CABLE CORPORATION
                    Notes to Financial Statements (Continued)
                   Years Ended October 31, 2000, 1999 and 1998


         The per share weighted-average estimated fair value of stock options granted during 1997 and 1996 was $6.25 and $1.45, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1997 - expected cash dividend yield of zero percent, risk-free interest rate of 6.08 percent, expected volatility of 85.5 percent and an expected life of 8.75 years; 1996 - expected cash dividend yield of zero percent, risk-free interest rate of 6.28 percent, expected volatility of 85.5 percent and an expected life of 10 years.

         The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had compensation cost for the Company's Plan been determined consistent with SFAS No. 123, the Company's net income and net income per share would have been reduced to the SFAS No. 123 pro forma amounts indicated below:


                                                                      YEARS ENDED OCTOBER 31,
                                                          ------------------------------------------------
                                                               2000             1999             1998
                                                          --------------   --------------   --------------
Net income:
     As reported                                         $     8,255,058  $     8,304,640  $     7,269,964
                                                          ==============   ==============   ==============

     Pro forma                                           $     7,911,830  $     7,961,412  $     6,926,736
                                                          ==============   ==============   ==============

Net income per share:
     Net income per common share:
          As reported                                    $         0.147  $         0.147  $         0.127
                                                          ==============   ==============   ==============

     Pro forma                                           $         0.141  $         0.141  $         0.121
                                                          ==============   ==============   ==============

     Net income per common share - assuming
          dilution:
          As reported                                    $         0.145  $         0.146  $         0.125
                                                          ==============   ==============   ==============

          Pro forma                                      $         0.139  $         0.140  $         0.120
                                                          ==============   ==============   ==============

         Stock option activity during the periods indicated is as follows:


                                                                   NUMBER OF         WEIGHTED-AVERAGE
                                                                     SHARES           EXERCISE PRICE
                                                                 --------------    --------------------
Balance at October 31, 1997                                            995,250         $     3.742

     Exercised                                                        (119,025)              1.667
     Forfeited                                                         (22,500)              6.267
                                                                 --------------

Balance at October 31, 1998                                            853,725               3.965

     Replacement options issued                                          3,449               7.250
     Exercised                                                        (119,700)              1.667
     Forfeited                                                         (26,250)              5.940
                                                                 --------------

Balance at October 31, 1999                                            711,224               4.280


                            OPTICAL CABLE CORPORATION
                    Notes to Financial Statements (Continued)
                   Years Ended October 31, 2000, 1999 and 1998



                                                                   NUMBER OF         WEIGHTED-AVERAGE
                                                                     SHARES           EXERCISE PRICE
                                                                 --------------    --------------------
     Replacement options issued                                        1,500       $        7.250
     Exercised                                                      (268,336)               3.864
     Forfeited                                                       (15,389)               6.018
                                                                 --------------

Balance at October 31, 2000, (124,499 options exercisable;
     215,550 options at exercise price of $1.67 per share
     with remaining contractual life of 5.5 years, and
     213,449 options at exercise price of $7.42 per share
     with remaining contractual life of 5.5 years)                   428,999       $        4.531
                                                                 ==============

         No new stock options were granted during the fiscal years ended October 31, 2000, 1999 and 1998. However, prior stock options granted have a replacement feature, whereby the participant automatically receives a replacement option to purchase additional shares of the Company's common stock equal to the number of shares surrendered, if any, to the Company by the participant in payment of the exercise price with respect to stock options exercised. Replacement options were issued under this replacement feature during the fiscal years ended October 31, 1999 and 1998.

         On November 30, 2000, the Board of Directors approved grants of stock options for a total of 500,000 shares effective December 1, 2000 under the Company's 1996 Stock Incentive Plan. The per share exercise price of $10.688 associated with these stock options was equal to the fair market value of the Company's common stock on the date of grant.


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

                            OPTICAL CABLE CORPORATION
                    Notes to Financial Statements (Continued)
                   Years Ended October 31, 2000, 1999 and 1998


         Management believes that credit risks at October 31, 2000 and 1999 have been adequately provided for in the financial statements. As of October 31, 2000 and 1999, there were no significant amounts receivable from any one customer other than those described below.

         For the year ended October 31, 2000, 28.0 percent or approximately $16,241,000 of net sales were attributable to two major domestic distributors. The combined related trade accounts receivable for these distributors at October 31, 2000 totaled approximately $3,468,000. The Company has specifically reserved $1,772,000 for estimated uncollectible accounts receivable from one of these major distributors that filed for bankruptcy subsequent to October 31, 2000. Bad debt expense related to this distributor has been included in selling, general and administrative expenses on the statement of income for the year ended October 31, 2000. Net sales attributable to this distributor approximated $8,995,000 for the year ended October 31, 2000. No single customer or other distributor accounted for more than 5 percent of net sales for the year ended October 31, 2000. As of October 31, 2000, no single customer or other distributor had an outstanding balance payable to the Company in excess of 5 percent of total stockholders' equity.

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

         For the years ended October 31, 2000, 1999 and 1998, approximately 79 percent, 80 percent and 78 percent, respectively, of net sales were from customers located in the United States, while approximately 21 percent, 20 percent and 22 percent, respectively, were from international customers. Net sales attributable to the United States and other foreign countries for the years ended October 31, 2000, 1999 and 1998 were as follows:


                                                                    YEARS ENDED OCTOBER 31,
                                                       --------------------------------------------------
                                                             2000             1999             1998
                                                       ----------------  ---------------  ---------------
United States                                         $      45,878,300 $     40,687,466 $     39,621,544
Australia                                                       801,641          702,780        1,570,536
Canada                                                        1,808,469        1,756,928          889,702
England                                                       1,163,587          694,680          987,154
Other foreign countries                                       8,566,997        6,856,783        7,519,957
                                                       ----------------  ---------------  ---------------

         Total net sales                              $      58,218,994 $     50,698,637 $     50,588,893
                                                       ================  ===============  ===============


         None of the Company's long-lived assets are located outside the United States.

                            OPTICAL CABLE CORPORATION
                    Notes to Financial Statements (Continued)
                   Years Ended October 31, 2000, 1999 and 1998


(10)     INCOME TAXES

         Total income taxes for the years ended October 31, 2000, 1999 and 1998 were allocated as follows:

                                                                   YEARS ENDED OCTOBER 31,
                                                      --------------------------------------------------
                                                           2000              1999              1998
                                                      --------------    --------------    --------------
Income from operations                               $     4,478,656   $     4,214,096   $     4,107,495
Stockholders' equity, for disqualifying disposition
    of stock options exercised                            (1,354,718)         (209,207)         (150,359)
                                                      --------------    --------------    --------------

                                                     $     3,123,938   $     4,004,889   $     3,957,136
                                                      ==============    ==============    ==============

         Income tax expense (benefit) attributable to income from operations for the years ended October 31, 2000, 1999 and 1998 consists of:

YEAR ENDED OCTOBER 31, 2000                              CURRENT           DEFERRED           TOTAL
                                                      --------------    --------------    --------------
U.S. Federal                                         $     4,667,627   $     (658,506)   $     4,009,121
State                                                        548,746          (79,211)           469,535
                                                      --------------    --------------    --------------

         Totals                                      $     5,216,373   $     (737,717)   $     4,478,656
                                                      ==============    ==============    ==============

YEAR ENDED OCTOBER 31, 1999                              CURRENT           DEFERRED           TOTAL
                                                      --------------    --------------    --------------

U.S. Federal                                         $     3,729,606   $       60,479    $     3,790,085
State                                                        416,736            7,275            424,011
                                                      --------------    --------------    --------------

         Totals                                      $     4,146,342   $       67,754    $     4,214,096
                                                      ==============    ==============    ==============

YEAR ENDED OCTOBER 31, 1998                              CURRENT           DEFERRED           TOTAL
                                                      --------------    --------------    --------------

U.S. Federal                                         $     3,733,231   $      (69,192)   $     3,664,039
State                                                        451,779           (8,323)           443,456
                                                      --------------    --------------    --------------

         Totals                                      $     4,185,010   $      (77,515)   $     4,107,495
                                                      ==============    ==============    ==============

         Reported income tax expense for the years ended October 31, 2000, 1999 and 1998 differs from the "expected" tax expense, computed by applying the U.S. Federal statutory income tax rate of 35 percent to income before income tax expense, as follows:

                                                                   YEARS ENDED OCTOBER 31,
                                                      --------------------------------------------------
                                                           2000              1999              1998
                                                      --------------    --------------    --------------
"Expected" tax expense                               $     4,456,800   $     4,381,558   $     3,982,111
Increase (reduction) in income tax expense
    resulting from:
        Foreign Sales Corporation benefit                   (201,098)         (326,662)         (122,282)
        State income taxes, net of federal benefits          295,853           254,359           288,822
        Other differences, net                               (72,899)          (95,159)          (41,156)
                                                      --------------    --------------    --------------

              Reported income tax expense            $     4,478,656   $     4,214,096   $     4,107,495
                                                      ==============    ==============    ==============

                            OPTICAL CABLE CORPORATION
                    Notes to Financial Statements (Continued)
                   Years Ended October 31, 2000, 1999 and 1998


         The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax asset as of October 31, 2000 and 1999 are presented below:

                                                                                  OCTOBER 31,
                                                                        -------------------------------
                                                                             2000             1999
                                                                        --------------   --------------
Deferred tax assets:
     Accounts receivable, due to allowance for doubtful accounts       $       718,312  $       118,911
     Inventories, due to additional costs inventoried for tax
        purposes pursuant to the Tax Reform Act of 1986                         66,070           71,564
     Self-insured health care costs, due to accrual for financial
        reporting purposes                                                      44,780           58,739
     Compensated absences due to accrual for financial reporting
        purposes                                                                49,594           48,812
     Unrealized loss on trading securities, net                                187,368             ----
     Other                                                                       4,205             ----
                                                                        --------------   --------------

            Total gross deferred tax assets                                  1,070,329          298,026

     Less valuation allowance                                                     ----             ----
                                                                        --------------   --------------

            Net deferred tax assets                                          1,070,329          298,026

Deferred tax liabilities:
     Plant and equipment, due to differences in depreciation and
        capital gain recognition                                              (195,085)        (179,789)
     Other receivables, due to accrual for financial reporting
        purposes                                                              (110,664)         (91,374)
                                                                        --------------   --------------

            Total gross deferred tax liabilities                              (305,749)        (271,163)
                                                                        --------------   --------------

            Net deferred tax asset                                     $       764,580  $        26,863
                                                                        ==============   ==============

         Based on the Company's historical and current pretax earnings, management believes that it is more likely than not that the recorded deferred tax assets will be realized.


(11)     FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts reported in the balance sheet for cash, cash equivalents, trade accounts receivable, other receivables, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. For trading securities, fair value is based on quoted market prices.

         As of October 31, 1999, the carrying amount and fair value of the Company's note receivable were $93,605 and $86,250, respectively. The fair value of the note receivable was estimated by discounting the future cash flows of the instrument at an estimated interest rate for loans of similar terms to companies with comparable credit risk.

                            OPTICAL CABLE CORPORATION
                    Notes to Financial Statements (Continued)
                   Years Ended October 31, 2000, 1999 and 1998


(12)     NET INCOME PER SHARE

         The following is a reconciliation of the numerators and denominators of the net income per common share computations for the periods presented:


                                                        NET INCOME          SHARES           PER SHARE
YEAR ENDED OCTOBER 31, 2000                            (NUMERATOR)      (DENOMINATOR)         AMOUNT
                                                      --------------   ----------------   ---------------

Net income per common share                          $     8,255,058         56,306,679   $         0.147
                                                                                          ===============
Effect of dilutive stock options                                ----            451,503
                                                      --------------   ----------------

Net income per common share - assuming dilution      $     8,255,058         56,758,182  $          0.145
                                                      ==============   ================   ===============

                                                        NET INCOME          SHARES           PER SHARE
YEAR ENDED OCTOBER 31, 1999                            (NUMERATOR)      (DENOMINATOR)         AMOUNT
                                                      --------------   ----------------   ---------------

Net income per common share                          $     8,304,640         56,503,964  $          0.147
                                                                                          ===============
Effect of dilutive stock options                                ----            360,933
                                                      --------------   ----------------

Net income per common share - assuming dilution      $     8,304,640         56,864,897  $          0.146
                                                      ==============   ================   ===============

                                                        NET INCOME          SHARES           PER SHARE
YEAR ENDED OCTOBER 31, 1998                            (NUMERATOR)      (DENOMINATOR)         AMOUNT
                                                      --------------   ----------------   ---------------

Net income per common share                          $     7,269,964         57,430,907  $          0.127
                                                                                          ===============
Effect of dilutive stock options                                ----            432,370
                                                      --------------   ----------------

Net income per common share - assuming dilution      $     7,269,964         57,863,277  $          0.125
                                                      ==============   ================   ===============

         Stock options that could potentially dilute net income per common share in the future that were not included in the computation of net income per common share - assuming dilution because to do so would have been antidilutive totaled 341,250 for the year ended October 31, 1998. No such antidilutive stock options existed with respect to net income per common share - assuming dilution calculation for the years ended October 31, 2000 and 1999. See note 8 for discussion of stock options granted subsequent to October 31, 2000.


(13)     STOCKHOLDERS' EQUITY

         On August 31, 2000, the Company's Board of Directors approved a 3-for-2 stock split effected in the form of a stock dividend of one share paid on September 28, 2000, upon each two shares held by stockholders of record at the close of business on September 8, 2000. The Company's stock began trading ex-dividend on September 29, 2000. All references to share and per share data, except for references to authorized shares, contained elsewhere in this annual report have been retroactively adjusted to reflect the impact of the approved stock dividend.

                            OPTICAL CABLE CORPORATION
                    Notes to Financial Statements (Continued)
                   Years Ended October 31, 2000, 1999 and 1998


         The Company's Board of Directors has authorized the repurchase of up to $20 million of the Company's common stock in the open market or in privately negotiated transactions. Through October 31, 2000, the Company has repurchased 2,130,443 shares of its common stock for $14,863,675 in such transactions since the inception of the Company's share repurchase program in October 1997.


(14)     CONTINGENCIES

         On September 27, 2000, the Equal Employment Opportunity Commission filed a lawsuit under Title VII of the Civil Rights Act against the Company in the United States District Court for the Western District of Virginia alleging a pattern or practice of discrimination on the bases of gender and race. The lawsuit seeks injunctive and other relief and damages in an unspecified amount. Management intends to vigorously defend the lawsuit on the merits. While the ultimate resolution of this lawsuit cannot be determined, management does not expect that its resolution will have a material adverse effect on the financial condition or business of the Company.

         From time to time, the Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.


(15)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of the unaudited quarterly results of operations for the years ended October 31, 2000 and 1999:


                                                                  QUARTER ENDED
                                        ------------------------------------------------------------------
YEAR ENDED OCTOBER 31, 2000               JANUARY 31        APRIL 30          JULY 31        OCTOBER 31
                                        ---------------  ---------------  ---------------  ---------------

Net sales                               $    11,346,235  $    13,028,310  $    16,650,975  $    17,193,474
Gross profit                                  5,205,115        5,909,092        7,652,197        8,574,902
Other income (expense), net                     532,545        1,386,149         (403,252)      (1,098,836)
Income before income taxes                    3,138,397        4,163,017        3,702,629        1,729,671
Net income                                    2,033,120        2,697,442        2,400,129        1,124,367
Net income per common share                       0.036            0.048            0.043            0.020
Net income per common share -
    assuming dilution                             0.036            0.048            0.042            0.019


                                                                  QUARTER ENDED
                                        ------------------------------------------------------------------
YEAR ENDED OCTOBER 31, 1999               JANUARY 31        APRIL 30          JULY 31        OCTOBER 31
                                        ---------------  ---------------   --------------  ---------------

Net sales                               $    10,841,939  $    12,434,733   $   12,602,659  $    14,819,306
Gross profit                                  4,722,187        5,710,552        5,424,127        7,294,749
Income before income taxes                    2,252,663        3,057,265        2,899,109        4,309,639
Net income                                    1,448,235        1,963,327        1,816,583        3,076,495
Net income per common share                       0.025            0.035            0.032            0.055
Net income per common share -
    assuming dilution                             0.025            0.035            0.032            0.055

Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosure.
         ---------------------

         Not applicable.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
-------- --------------------------------------------------

         For information with respect to the Directors of the registrant, see "Election of Directors" in the Proxy Statement for the 2001 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference. For information with respect to the executive officers and significant employees of the registrant, see "Executive Officers and Other Significant Employees" in the Proxy Statement for the 2001 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference. The information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, which is set forth under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement for the 2001 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.


Item 11. Executive Compensation.
-------- ----------------------

         The information set forth under the captions "Executive Compensation," "Compensation Committee Report on Executive Compensation", "Compensation Committee Interlocks and Insider Participation" and "Performance Graph" in the Proxy Statement for the 2001 Annual Meeting of Shareholders of the Company is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management.
-------- --------------------------------------------------------------

         The information pertaining to shareholders beneficially owning more than five percent of the registrant's common stock and the security ownership of management, which is set forth under the caption "Beneficial Ownership of Common Stock" in the Proxy Statement for the 2001 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions.
-------- ----------------------------------------------

         The information with respect to certain transactions with management of the registrant, which is set forth under the caption "Certain Relationships and Transactions with Management" in the Proxy Statement for the 2001 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------- ---------------------------------------------------------------

         (a)      List of documents filed as part of this report:

         1. Financial statements: The Company's financial statements and related information are included under Item 8 of this Form 10-K.

         2.       Financial statement schedules:

                  All schedules are omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes thereto.

         3. Exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K are as follows:


Exhibit No.       Description
-----------       -----------
     3.1          Amended and Restated Articles of Incorporation of Optical
                  Cable Corporation (as amended)(filed as exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1997 (file number 0-27022), and incorporated herein by reference).

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

     10.3* Employment Agreement by and between Optical Cable Corporation and Robert Kopstein, effective November 1, 2000.

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

     10.9* Optical Cable Corporation Employee Stock Purchase Plan (filed as exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1998 (file number 0-27022), and incorporated herein by reference).

     23 Consent of KPMG LLP to incorporation by reference of independent auditors' report included in this Form 10-K into registrant's registration statement on Form S-8.

-------------------------------

* Management contract or compensatory plan or agreement.


     (b)          Reports on Form 8-K

                  There were two reports on Form 8-K filed by the Company during the fourth quarter of fiscal year 2000.

                  1.       Form 8-K dated September 8, 2000, reporting under
                           Item 5 thereof a three-for-two stock split effected in the form of a share dividend and attaching under
                           Item 7 thereof a press release of Optical Cable Corporation dated September 6, 2000.

                  2.       Form 8-K dated September 27, 2000, reporting under
                           Item 5 thereof the filing of a lawsuit on such date against Optical Cable Corporation by the Equal Employment Opportunity Commission.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            OPTICAL CABLE CORPORATION

Date:  January 29, 2001                     By  /s/ Robert Kopstein
                                                ------------------------------
                                                     Robert Kopstein
                                                     Chairman of the Board
                                                     President and Chief
                                                     Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of January 29, 2001.

/s/ Robert Kopstein      January 29, 2001  Chairman of the Board, President
-----------------------------------------  Chief Executive Officer and Director
Robert Kopstein               Date         (principal executive officer)


/s/ Luke J. Huybrechts   January 29, 2001  Senior Vice President of Sales
-----------------------------------------  and Director
Luke J. Huybrechts            Date


/s/ Kenneth W. Harber    January 29, 2001  Vice President of Finance, Treasurer,
-----------------------------------------  Secretary and Director
Kenneth W. Harber             Date         (principal financial and accounting
                                           officer)


/s/ Randall H. Frazier   January 29, 2001  Director
-----------------------------------------
Randall H. Frazier            Date


/s/ John M. Holland      January 29, 2001  Director
-----------------------------------------
John M. Holland               Date

                           INDEX TO ATTACHED EXHIBITS

Exhibit No.       Description
-----------       -----------

10.3 Employment Agreement by and between Optical Cable Corporation and Robert Kopstein, effective November 1, 2000.

23 Consent of KPMG LLP to incorporation by reference of independent auditors' report included in this Form 10-K into registrant's registration statement on Form S-8.