Form 10-Q
period 2001-01-31
OPTICAL CABLE CORP
filed 2001-03-19
CIK 1000230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2001

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

         As of March 9, 2001, 56,275,056 shares of the registrant's Common Stock, no par value, were outstanding. Of these outstanding shares 54,000,000 shares were held by Robert Kopstein, Chairman of the Board, President and Chief Executive Officer of the registrant.

                            OPTICAL CABLE CORPORATION
                                 FORM 10-Q INDEX
                       THREE MONTHS ENDED JANUARY 31, 2001


                                                                           PAGE

PART I.   FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                   Condensed Balance Sheets - January 31, 2001
                       and October 31, 2000...................................3

                   Condensed Statements of Operations - Three Months
                       Ended January 31, 2001 and 2000........................4

                   Condensed Statement of Changes in Stockholders'
                       Equity - Three Months Ended January 31, 2001...........5

                   Condensed Statements of Cash Flows - Three Months
                       Ended January 31, 2001 and 2000........................6

                   Condensed Notes to Condensed Financial Statements.......7-11

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS................12-15

          ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                       RISK..................................................16


PART II.  OTHER INFORMATION

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................17

SIGNATURES




                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            OPTICAL CABLE CORPORATION
                            Condensed Balance Sheets
                                   (Unaudited)
                                                                                    January 31,        October 31,
                                    ASSETS                                             2001                2000
                                                                                 -----------------   ----------------
Current assets:
   Cash and cash equivalents                                                    $          975,676  $       1,458,896
   Trading securities                                                                   16,075,000         17,982,830
   Trade accounts receivable, net of allowance for doubtful accounts of
      $149,185 at January 31, 2001 and $1,909,069 at October 31, 2000                   13,532,520         11,357,522
   Income taxes refundable                                                               1,979,744          1,162,118
   Other receivables                                                                       443,000            362,000
   Due from employees                                                                        2,365              2,890
   Inventories                                                                           7,888,259          7,572,153
   Prepaid expenses                                                                        193,712            112,794
   Deferred income taxes                                                                   259,364            959,665
                                                                                 -----------------   ----------------

                 Total current assets                                                   41,349,640         40,970,868

Other assets, net                                                                          288,953            261,937
Property and equipment, net                                                             11,761,135         11,455,372
                                                                                 -----------------   ----------------

                 Total assets                                                   $       53,399,728  $      52,688,177
                                                                                 =================   ================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                        $        3,524,239  $       2,479,116
   Accrued compensation and payroll taxes                                                  661,931            847,572
   Payable to investment broker                                                          6,891,793          5,658,574
                                                                                 -----------------   ----------------

                 Total current liabilities                                              11,077,963          8,985,262

Deferred income taxes                                                                      248,495            195,085
                                                                                 -----------------   ----------------

                 Total liabilities                                                      11,326,458          9,180,347
                                                                                 -----------------   ----------------

Stockholders' equity:
   Preferred stock, no par value, authorized 1,000,000 shares;
      none issued and outstanding                                                             ----               ----
   Common stock, no par value, authorized 100,000,000 shares;
      issued and outstanding 56,246,556 shares at January 31,
      2001 and 56,391,993 shares at October 31, 2000                                     3,859,348          5,179,295
   Paid-in capital                                                                       1,714,284          1,714,284
   Retained earnings                                                                    36,499,638         36,614,251
                                                                                 -----------------   ----------------

                 Total stockholders' equity                                             42,073,270         43,507,830

Commitments and contingencies
                                                                                 -----------------   ----------------

                 Total liabilities and stockholders' equity                     $       53,399,728  $      52,688,177
                                                                                 =================   ================

      See accompanying condensed notes to condensed financial statements.




                            OPTICAL CABLE CORPORATION
                         Condensed Statements of Operations
                                   (Unaudited)

                                                                                            Three Months Ended
                                                                                               January 31,
                                                                                     --------------------------------
                                                                                          2001             2000
                                                                                     --------------   ---------------

Net sales                                                                           $   16,996,200   $     11,346,235
Cost of goods sold                                                                       9,117,931          6,141,120
                                                                                     --------------   ---------------

                 Gross profit                                                            7,878,269          5,205,115

Selling, general and administrative expenses                                             3,927,814          2,599,263
                                                                                     --------------   ---------------

                 Income from operations                                                  3,950,455          2,605,852

Other income (expense):
   Gains (losses) on trading securities, net                                            (3,991,181)           449,681
   Interest income                                                                          15,764             80,390
   Interest expense                                                                       (149,870)              ----
   Other, net                                                                               (1,496)             2,474
                                                                                     --------------   ---------------

                 Other income (expense), net                                            (4,126,783)           532,545
                                                                                     --------------   ---------------

                 Income (loss) before income tax expense (benefit)                        (176,328)         3,138,397

Income tax expense (benefit)                                                               (61,715)         1,105,277
                                                                                     --------------   ---------------

                 Net income (loss)                                                  $     (114,613)  $      2,033,120
                                                                                     ==============   ===============


Net income (loss) per share:
   Net income (loss) per common share                                               $       (0.002)  $          0.036
                                                                                     ==============   ===============

   Net income (loss) per common share - assuming dilution                           $       (0.002)  $          0.036
                                                                                     ==============   ===============



    See accompanying condensed notes to condensed financial statements.



                            OPTICAL CABLE CORPORATION
             Condensed Statement of Changes in Stockholders' Equity
                                   (Unaudited)



                                                             Three Months Ended January 31, 2001
                                      ---------------------------------------------------------------------------------
                                               Common Stock                                                 Total
                                      ------------------------------       Paid-in        Retained       Stockholders'
                                         Shares           Amount           Capital        Earnings          Equity
                                      -------------   --------------    -------------   -------------   ---------------
Balances at October 31, 2000             56,391,993  $     5,179,295   $    1,714,284  $   36,614,251  $     43,507,830

Exercise of employee stock
   options ($5.835 weighted-
   average price per share)                     363            2,118               --              --             2,118
Repurchase of common
   stock (at cost)                         (145,800)      (1,322,065)              --              --        (1,322,065)
Net loss                                         --               --               --        (114,613)         (114,613)
                                      -------------   --------------    -------------   -------------   ---------------

Balances at January 31, 2001             56,246,556  $     3,859,348   $    1,714,284  $   36,499,638  $     42,073,270
                                      =============   ==============    =============   =============   ===============














       See accompanying condensed notes to condensed financial statements.




                            OPTICAL CABLE CORPORATION
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                            Three Months Ended
                                                                                                January 31,
                                                                                      -------------------------------
                                                                                          2001              2000
                                                                                      -------------     -------------
Cash flows from operating activities:
   Net income (loss)                                                                  $    (114,613)    $   2,033,120
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
         Depreciation and amortization                                                      237,930           184,250
         Bad debt expense (recovery)                                                        430,656           (46,284)
         Deferred income tax expense                                                        753,711            23,382
         Tax benefit of disqualifying disposition of stock options exercised                   ----           372,994
         Stock-based compensation expense                                                    20,384             9,375
         Unrealized (gains) losses on trading securities, net                               435,231          (142,790)
         (Increase) decrease in:
           Trading securities                                                             1,472,599        (7,380,460)
           Trade accounts receivable                                                     (2,605,654)        1,518,790
           Income taxes refundable                                                         (817,626)             ----
           Other receivables                                                                (81,000)          (87,863)
           Due from employees                                                                   525             1,823
           Inventories                                                                     (316,106)          216,483
           Prepaid expenses                                                                 (80,918)          (59,902)
         Increase (decrease) in:
           Accounts payable and accrued expenses                                          1,127,258          (420,678)
           Accrued compensation and payroll taxes                                          (206,025)         (185,953)
           Payable to investment broker                                                   1,233,219              ----
           Income taxes payable                                                                ----           379,807
                                                                                      -------------     -------------

                 Net cash provided by (used in) operating activities                      1,489,571        (3,583,906)
                                                                                      -------------     -------------

Cash flows from investing activities:
   Purchase of property and equipment                                                      (625,828)         (513,371)
   Cash surrender value of life insurance                                                   (27,016)          (21,375)
                                                                                      -------------     -------------

                 Net cash used in investing activities                                     (652,844)         (534,746)
                                                                                      -------------     -------------

Cash flows from financing activities:
   Repurchase of common stock                                                            (1,322,065)             ----
   Proceeds from exercise of employee stock options                                           2,118           331,020
                                                                                      -------------     -------------

                 Net cash provided by (used in) financing activities                     (1,319,947)          331,020
                                                                                      -------------     -------------

Net decrease  in cash and cash equivalents                                                 (483,220)       (3,787,632)

Cash and cash equivalents at beginning of period                                          1,458,896         6,816,678
                                                                                      -------------     -------------

Cash and cash equivalents at end of period                                           $      975,676    $    3,029,046
                                                                                      =============     =============


       See accompanying condensed notes to condensed financial statements.

                            OPTICAL CABLE CORPORATION
                CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED JANUARY 31, 2001
                                   (Unaudited)


(1)    GENERAL

       The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2001. The unaudited condensed financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2000.

       Certain reclassifications have been made to the prior year's unaudited condensed financial statements to place them on a basis comparable with the current year's unaudited condensed financial statements.


(2)    TRADING SECURITIES

       Trading securities are recorded at fair value, which is based on quoted market prices. Purchases and sales of trading securities are recognized on a trade-date basis, the date the order to buy or sell is executed. The Company's trading securities are bought and held principally for the purpose of selling them in the near term. Unrealized holding gains and losses for trading securities are included in net income. The amount of net unrealized holding gain (loss) that has been included in net income for the three months ended January 31, 2001 and 2000 was $(435,231) and $142,790, respectively. As of January 31, 2001, the Company's trading securities consist of shares in a stock index mutual fund concentrated in the technology sector.

       At January 31, 2001 and October 31, 2000, the Company had short-term margin borrowings of $6,891,793 and $5,658,574, respectively, payable to investment broker related to the trading securities. The margin account incurs interest at rates ranging from the Call Money rate plus .25 percent to the Call Money rate plus 2.50 percent, depending on the outstanding balance of margin borrowings (8.50 percent as of January 31, 2001). Obligations of the Company to the investment broker are collateralized by the trading securities and are subject to certain margin call provisions.

                            OPTICAL CABLE CORPORATION
                CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


(3)    INVENTORIES

       Inventories at January 31, 2001 and October 31, 2000 consist of the following:


                                                                    January 31,             October 31,
                                                                       2001                    2000
                                                                 -----------------       -----------------

Finished goods                                                  $          676,247      $          808,271
Work in process                                                          3,644,753               3,487,611
Raw materials                                                            3,503,942               3,194,393
Production supplies                                                         63,317                  81,878
                                                                 -----------------       -----------------

                                                                $        7,888,259      $        7,572,153
                                                                 =================       =================



(4)    NOTES PAYABLE

       Under a loan agreement with its bank dated March 10, 1999, the Company has a $5 million secured revolving line of credit and a $10 million secured revolving line of credit. The Company's intention is that the $5 million line of credit be available to fund general corporate purposes and that the $10 million line of credit be available to fund potential acquisitions and joint ventures. The lines of credit bear interest at
       1.50 percent above the monthly LIBOR rate (7.07 percent as of January 31, 2001) and are equally and ratably secured by the Company's accounts receivable, contract rights, inventory, furniture and fixtures, machinery and equipment and general intangibles. The lines of credit have been extended and will expire on March 31, 2002, unless further renewed or extended. While the lines of credit do not require a compensating balance that legally restricts the use of cash amounts, at the bank's request, the Company has agreed to maintain an unrestricted target cash balance of $125,000.


(5)    STOCK OPTION PLAN

       The Company applies the provisions of Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, for employee stock option grants and SFAS No. 123, ACCOUNTING FOR STOCK- BASED COMPENSATION and EITF Issue No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES, for nonemployee stock option grants. Stock option activity during the three months ended January 31, 2001 is as follows:


                                                                        NUMBER OF               WEIGHTED-AVERAGE
                                                                          SHARES                 EXERCISE PRICE
                                                                      --------------         ----------------------
       Balance at October 31, 2000                                          428,999        $         4.531

              Granted                                                       500,000                 10.688
              Exercised                                                        (363)                 5.835
              Forfeited                                                      (5,000)                10.688
                                                                      --------------

       Balance at January 31, 2001                                          923,636        $         7.829
                                                                      ==============

                            OPTICAL CABLE CORPORATION
                CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



       Included in the 500,000 options granted during the three months ended January 31, 2001 were 100,000 options to nonemployees.

       At January 31, 2001, there were 5,076,364 additional shares available for grant under the Plan.

       The options granted during the three months ended January 31, 2001 were granted with an exercise price equal to the fair market value of the Company's common stock on the date of grant, and vest 25 percent after two years, 50 percent after three years, 75 percent after four years and 100 percent after five years.


(6)    NET INCOME (LOSS) PER SHARE

       Net income (loss) per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income (loss) per common share - assuming dilution reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income (loss) of the Company. The following is a reconciliation of the numerators and denominators of the net income (loss) per common share computations for the periods presented:


                                                        NET INCOME (LOSS)         SHARES           PER SHARE
THREE MONTHS ENDED JANUARY 31, 2001                        (NUMERATOR)         (DENOMINATOR)         AMOUNT

Net loss per common share                             $            (114,613)        56,355,984   $      (0.002)
                                                                                                  ============
Effect of dilutive stock options                                         --            365,791
                                                       --------------------  -----------------

Net loss per common share - assuming dilution         $            (114,613)        56,721,775   $      (0.002)
                                                       ====================  =================    ============

                                                           NET INCOME             SHARES           PER SHARE
THREE MONTHS ENDED JANUARY 31, 2000                        (NUMERATOR)         (DENOMINATOR)         AMOUNT

Net income per common share                           $           2,033,120         56,177,719   $       0.036
                                                                                                  ============
Effect of dilutive stock options                                         --            447,413
                                                       --------------------  -----------------

Net income per common share - assuming dilution       $           2,033,120         56,625,132   $       0.036
                                                       ====================  =================    ============


       Subsequent to January 31, 2001 and through March 9, 2001, stock options totaling 27,000 shares of common stock were exercised.

                            OPTICAL CABLE CORPORATION
                CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



(7)    STOCKHOLDERS' EQUITY

       The Company's Board of Directors has authorized the repurchase of up to $20 million of the Company's common stock in the open market or in privately negotiated transactions. Through January 31, 2001, the Company has repurchased 2,276,243 shares of its common stock for $16,185,740 in such transactions since the inception of the Company's share repurchase program in October 1997.

       Subsequent to January 31, 2001 and through March 9, 2001, the Company repurchased 22,500 additional shares of its common stock in connection with its share repurchase program.

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


(8)    EMPLOYEE BENEFITS

       Through December 31, 2000, the Company maintained an independently administered self-insurance program that provided health insurance coverage for employees and their dependents on a cost-reimbursement basis. Under the program, the Company was obligated for claims payments. Effective January 1, 2001, the Company no longer independently administers the health insurance coverage, but has contracted for insurance coverage with a third-party administrator.


(9)    SEGMENT INFORMATION

       The Company has a single reportable segment for purposes of segment reporting pursuant to Statement of Financial Accounting Standards (SFAS) No. 131. In addition, the Company's fiber optic cable products are similar in nature.


(10)   CONTINGENCIES

       On September 27, 2000, the Equal Employment Opportunity Commission filed a lawsuit under Title VII of the Civil Rights Act against the Company in the United States District Court for the Western District of Virginia alleging a pattern or practice of discrimination on the bases of gender and race. The lawsuit seeks injunctive and other relief and damages in an unspecified amount. Management intends to vigorously defend the lawsuit on the merits. There has been no significant change in status of this litigation during the three months ended January 31, 2001. While the ultimate resolution of this lawsuit cannot be determined, management does not expect that its resolution will have a material adverse effect on the financial condition or business of the Company.

                            OPTICAL CABLE CORPORATION
                CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


(11)   NEW ACCOUNTING STANDARDS

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

       The Company has also adopted Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, issued by the SEC staff. Given the nature of the Company's business, the adoption of SAB 101 did not cause any changes to the Company's existing accounting policy for revenue recognition.

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


RESULTS OF OPERATIONS

NET SALES

Net sales consist of gross sales of products, less discounts, refunds and returns. Net sales increased 49.8 percent to $17.0 million in first quarter 2001 from $11.3 million for the same period in 2000. This increase was attributable to increased sales volume. Total fiber meters shipped in first quarter 2001 increased 49.7 percent to 58.7 million fiber meters shipped from 39.2 million fiber meters shipped for the same period in 2000. This increase in fiber meters shipped was a result of a 9.1 million increase in multimode fiber meters and a
10.4 million increase in single-mode fiber meters shipped. Multimode cable typically has a higher selling price than single-mode cable. Management believes there is a trend in the marketplace of an accelerated pace of fiber deployment, particularly of the type sold by the Company. For example, increasing efforts in the military market to standardize and commercialize military communications systems could lead to increased sales. Management believes this trend resulted in increased sales volume during the first quarter of fiscal 2001 and could continue to positively affect net sales in the future.

Management believes that the Company's business will grow as the global market for fiber optic cable used for moderate distance applications expands. In particular, the Company expects to experience accelerating growth in such international markets as Taiwan, Japan, Thailand and China. Management anticipates that new electronic communication devices will continue to become more reliant on fiber optic technology to achieve improved performance. Additionally, the Company expects new markets for fiber optic cable to emerge as fiber optic sensors are developed for production plant automation, smart highways, security applications, and other specialty applications. Management believes the Company's unique technological background and specialty market expertise should assist the Company in capturing its share of any increase in the global market for fiber optic cable used for moderate distance applications and contribute to future earnings growth for the Company. The Company also intends to use its existing product line to make inroads into other markets such as moderate distance applications for single-mode telecommunications and cable television.

GROSS PROFIT MARGIN

Cost of goods sold consists of the cost of materials, compensation costs and overhead related to the Company's manufacturing operations. The Company's gross profit margin (gross profit as a percentage of net sales) increased to 46.4 percent in first quarter 2001 from 45.9 percent in first quarter 2000. This increase in gross profit margin is attributable to an increase in sales to original equipment manufacturers (OEMs) and a decrease in the ratio of sales made to the Company's distributors and was partially offset by an increase in the ratio of sales from orders of $50,000 or more. During the first quarter of fiscal 2001, net sales to distributors approximated 45 percent of total net sales versus 61 percent for the same period in 2000. During first quarter 2001, sales from orders of $50,000 or more approximated 30 percent of total net sales compared to 12 percent of total net sales for first quarter 2000. Discounts on large orders and on sales to distributors are generally greater than for sales to the rest of the Company's customer base, including OEMs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist of the compensation costs (including sales commissions) for sales and marketing personnel, shipping costs, travel expenses, customer support expenses, trade show expenses, advertising, bad debt expense, the compensation cost for administration, finance and general management personnel, as well as legal and accounting fees. Selling, general and administrative expenses as a percentage of net sales were 23.1 percent in first quarter 2001 compared to 22.9 percent in first quarter 2000. This slightly higher percentage reflects the fact that net sales for first quarter 2001 increased 49.8 percent while selling, general and administrative expenses increased 51.1 percent compared to first quarter 2000. Selling, general and administrative expenses increased largely as a result of bad debt expense incurred in the amount of $419,000 related to one of the Company's major distributors that filed for bankruptcy during the first quarter of fiscal 2001. Other factors that contributed to the increase in selling, general and administrative expenses in the first quarter of fiscal 2001 include an increase in the Company's sales force, the continued expansion of marketing efforts, and an increase in legal fees associated with a lawsuit filed by the Equal Employment Opportunity Commission (EEOC) against the Company and with several other EEOC charges.

OTHER INCOME (EXPENSE)

Other expense, net totaled $(4.1 million) for the three months ended January 31, 2001, compared to other income, net of $533,000 for the same period in 2000. During first quarter 2001, the Company recorded losses on trading securities, net, of $(4.0 million) compared to gains on trading securities, net, of $450,000 in first quarter 2000. In addition, during first quarter 2001, the Company incurred interest expense of $(150,000) on short-term margin borrowings payable to the investment broker related to the trading securities.

The Company's trading securities consist of shares in a Nasdaq stock index mutual fund concentrated in the technology industry sector that it actively buys and sells. The Company utilizes margin borrowing in connection with such shares. Please see Note 2 to the accompanying Condensed Financial Statements for further information on this margin borrowing. Due to the continued significant decline in value of technology stocks listed on the Nasdaq exchange, the Company incurred substantial realized and unrealized losses on its trading securities portfolio during the first quarter of 2001. It is reasonably possible that the price of these trading securities could continue to experience an adverse change in the near term.

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)

Loss before income tax benefit totaled $(176,000) for the three months ended January 31, 2001, compared to income before income tax expense of $3.1 million for the three months ended January 31, 2000. This $3.3 million decrease was primarily due to the $4.0 million losses on trading securities, net, and the $1.3 million increase in selling, general and administrative expenses, partially offset by increases in sales volume and gross profit margin.

INCOME TAX EXPENSE (BENEFIT)

Income tax benefit totaled $(62,000) for the three months ended January 31, 2001, compared to income tax expense of $1.1 million for the same period in 2000. This $1.2 million decrease was due to the Company incurring a pretax loss in first quarter 2001 compared to pretax income for first quarter 2000. The Company's effective tax rate was 35.0 percent during the three months ended January 31, 2001, compared to 35.2 percent for the same period in 2000.

NET INCOME (LOSS)

Net income (loss) for first quarter 2001 was $(115,000) compared to $2.0 million for first quarter 2000. This $2.1 million decrease was due to the $3.3 million decrease in income (loss) before income tax expense (benefit), partially offset by the decrease in income tax expense (benefit) of $1.2 million. This decrease in income (loss) before income tax expense (benefit) was primarily due, in turn, to the $4.0 million losses on trading securities, net and the incurrence of $419,000 bad debt expense related to a major distributor that filed for bankruptcy.


FINANCIAL CONDITION

Total assets at January 31, 2001 were $53.4 million, an increase of $712,000, or
1.4 percent from October 31, 2000. This increase was primarily due to an increase of $2.2 million in trade accounts receivable, net, resulting from the increased sales volume during first quarter 2001 as compared to the three months ended October 31, 2000, partially offset by a decrease of $1.9 million in trading securities.

Total stockholders' equity at January 31, 2001 decreased $1.4 million, or 3.3 percent in first quarter 2001. The decrease resulted primarily from the repurchase of $1.3 million of the Company's common stock during the three months ended January 31, 2001.


LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of fiscal years 2001 and 2000, the Company's primary capital needs have been to fund working capital requirements and capital expenditures as needed. The Company's primary source of financing has been cash provided from operations; however, the Company does maintain bank lines of credit as described below. There were no balances outstanding under the lines as of the end of fiscal year 2000 or the end of the first quarter of fiscal year 2001.

Under a loan agreement with its bank dated March 10, 1999, the Company has a $5 million secured revolving line of credit available for general corporate purposes and a $10 million secured revolving line of credit available to fund potential acquisitions, mergers and joint ventures. The lines of credit bear interest at 1.50 percent above the monthly LIBOR rate and are equally and ratably secured by the Company's accounts receivable, contract rights, inventory, furniture and fixtures, machinery and equipment and general intangibles. The lines of credit have been extended and will expire on March 31, 2002, unless further renewed or extended. As of the date hereof, the Company has no additional material sources of financing. The Company believes that its cash flow from operations and available lines of credit will be adequate to fund its operations for at least the next twelve months.

Cash flows provided by operations were approximately $1.5 million in first quarter 2001, compared to cash flows used in operations of approximately $3.6 million in first quarter 2000. For first quarter 2001, cash flows provided by operations were primarily provided by a decrease in trading securities of $1.5 million, an increase in accounts payable and accrued expenses of $1.1 million and an increase in payable to investment broker of $1.2 million, partially offset by an increase in trade accounts receivable of $2.6 million. Cash flows used in operations in first quarter 2000 were primarily due to the purchase of approximately $7.4 million in trading securities and decrease in accounts payable and accrued expenses of $421,000, partially offset by an increase in operating income and a decrease in trade accounts receivable of approximately $1.5 million.

Net cash used in investing activities was mainly for expenditures related to facilities and equipment and was $653,000 and $535,000 in first quarters 2001 and 2000, respectively. In October 2000, the Company entered into agreements to purchase certain machinery and equipment totaling approximately $872,000. The machinery and equipment is expected to be delivered and installed by the end of July 2001. Total remaining commitments under the machinery and equipment purchase agreements as of January 31, 2001 approximated $575,000. There are no other material commitments for capital expenditures as of January 31, 2001.

The net cash used in financing activities of $1.3 million in first quarter 2001 was primarily related to the Company's common stock repurchase program. Net cash provided by financing activities was $331,000 in first quarter 2000 and related to proceeds from exercise of employee stock options.

The Company's Board of Directors has authorized the repurchase of up to $20 million of the Company's common stock in the open market or in privately negotiated transactions. Through January 31, 2001, the Company has repurchased 2,276,243 shares of its common stock for approximately $16.2 million in such transactions since the inception of the Company's share repurchase program in October 1997. The repurchases were funded through cash flows from operations. The Company may use excess working capital and other sources as appropriate to finance the remaining share repurchase program.

On September 27, 2000, the Equal Employment Opportunity Commission filed a lawsuit under Title VII of the Civil Rights Act against the Company in the United States District Court for the Western District of Virginia alleging a pattern or practice of discrimination on the bases of gender and race. The lawsuit seeks injunctive and other relief and damages in an unspecified amount. Management intends to vigorously defend the lawsuit on the merits. There has been no significant change in status of this litigation during the three months ended January 31, 2001. While the ultimate resolution of this lawsuit cannot be determined, management does not expect that its resolution will have a material adverse effect on the financial condition or business of the Company.

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


FUTURE ACCOUNTING CONSIDERATIONS

As of January 31, 2001, there are no new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company's financial position, operating results or financial statement disclosures.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in derivative financial instruments or derivative commodity instruments. As of January 31, 2001, the Company's financial instruments are not exposed to significant market risk due to interest rate risk, foreign currency exchange risk or commodity price risk. However, as of January 31, 2001, the Company's trading securities, which consist of shares in a Nasdaq stock index mutual fund concentrated in the technology industry sector, are exposed to equity price risk. As of January 31, 2001, the Company's trading securities, valued at approximately $16.1 million, have experienced a 5.8 percent decline in value since the date of purchase. It is reasonably possible that the price of these trading securities could continue to experience an adverse change in the near term. For illustration purposes, assuming a 30 percent further adverse change in the fund's equity price, the Company's trading securities would decrease in value by approximately $4.8 million, based on the value of the Company's portfolio as of January 31, 2001. This assumption is not necessarily indicative of future performance and actual results may differ materially.

                           PART II. OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K


          (a) Exhibits required by Item 601 of Regulation S-K for the three months ended January 31, 2001.

               Exhibit 10.10 - Renewal Agreement by and between First Union National Bank and Optical Cable Corporation dated February 23, 2001.

               Exhibit 10.11 - Renewal Agreement by and between First Union National Bank and Optical Cable Corporation dated February 23, 2001.

          (b) Reports on Form 8-K filed during the three months ended January 31, 2001.

               None

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            OPTICAL CABLE CORPORATION
                                                   (Registrant)



Date:  March 19, 2001                       /s/Robert Kopstein
                                            --------------------
                                            Robert Kopstein
                                            Chairman of the Board, President and
                                              Chief Executive Officer



Date:  March 19, 2001                       /s/Kenneth W. Harber
                                            --------------------
                                            Kenneth W. Harber
                                            Vice President of Finance, Treasurer
                                              and Secretary
                                             (principal financial and accounting
                                              officer)

                           INDEX TO ATTACHED EXHIBITS


EXHIBIT NO.                DESCRIPTION

10.10 Renewal Agreement by and between First Union National Bank and Optical Cable Corporation dated February 23, 2001.

10.11 Renewal Agreement by and between First Union National Bank and Optical Cable Corporation dated February 23, 2001.