Form 10-Q
period 2001-04-30
OPTICAL CABLE CORP
filed 2001-06-14
CIK 1000230

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q



            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 2001

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

(1) Yes    X   No _______                      (2) Yes     X   No ______
         -----                                           -----


     As of June 13, 2001, 56,358,129 shares of the registrant's Common Stock, no par value, were outstanding. Of these outstanding shares, 54,000,000 shares were held by Robert Kopstein, Chairman of the Board, President and Chief Executive Officer of the registrant.

                           OPTICAL CABLE CORPORATION
                                Form 10-Q Index
                        Six Months Ended April 30, 2001

                                                                                             Page
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Balance Sheets - April 30, 2001 and October 31,
                   2000....................................................................     2

                  Condensed Statements of Operations - Three Months and Six
                   Months Ended April 30, 2001 and 2000....................................     3

                  Condensed Statement of Changes in Stockholders' Equity -
                   Six Months Ended April 30, 2001.........................................     4

                  Condensed Statements of Cash Flows - Six Months Ended
                   April 30, 2001 and 2000.................................................     5

                  Condensed Notes to Condensed Financial Statements........................  6-11

         Item 2.  Management's Discussion and Analysis of Results of
                   Operations and Financial Condition...................................... 12-19

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............    20

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings........................................................    21

         Item 4.  Submission of Matters to a Vote of Security Holders......................    22

         Item 6.  Exhibits and Reports on Form 8-K.........................................    23

SIGNATURES

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           OPTICAL CABLE CORPORATION
                           Condensed Balance Sheets

                                                                                   April 30,           October 31,
                                    Assets                                           2001                 2000
                                                                               -----------------   -----------------
                                                                                 (unaudited)
Current assets:
    Cash and cash equivalents                                                  $   1,328,860       $   1,458,896
    Trading securities                                                             5,030,350          17,982,830
    Trade accounts receivable, net of allowance for doubtful accounts
       of $213,150 at April 30, 2001 and $1,909,069 at October 31, 2000           15,927,918          11,357,522
    Income taxes refundable                                                               --           1,162,118
    Other receivables                                                                384,001             362,000
    Due from employees                                                                 1,915               2,890
    Inventories                                                                    8,817,544           7,572,153
    Prepaid expenses                                                                 134,577             112,794
    Deferred income taxes                                                            260,790             959,665
                                                                               -----------------   -----------------

                   Total current assets                                           31,885,955          40,970,868

Other assets, net                                                                    316,022             261,937
Property and equipment, net                                                       12,094,942          11,455,372
                                                                               -----------------   -----------------

                   Total assets                                                $  44,296,919       $  52,688,177
                                                                               =================   =================
                     Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses                                      $   3,289,668       $   2,479,116
    Accrued compensation and payroll taxes                                           746,367             847,572
    Income taxes payable                                                             444,071                  --
    Payable to investment broker                                                   1,108,299           5,658,574
                                                                               -----------------   -----------------

                   Total current liabilities                                       5,588,405           8,985,262

Deferred income taxes                                                                194,771             195,085
                                                                               -----------------   -----------------

                   Total liabilities                                               5,783,176           9,180,347
                                                                               -----------------   -----------------
Stockholders' equity:
    Preferred stock, no par value, authorized 1,000,000 shares; none
       issued and outstanding                                                             --                  --
    Common stock, no par value, authorized 100,000,000 shares;
       issued and outstanding 56,356,879 shares at April 30, 2001
       and 56,391,993 shares at October 31, 2000                                   3,889,364           5,179,295
    Paid-in capital                                                                1,782,669           1,714,284
    Retained earnings                                                             32,841,710          36,614,251
                                                                               -----------------   -----------------

                   Total stockholders' equity                                     38,513,743          43,507,830

Commitments and contingencies
                                                                               -----------------   -----------------

                   Total liabilities and stockholders' equity                  $  44,296,919       $  52,688,177
                                                                               =================   =================

See accompanying condensed notes to condensed financial statements.

                           OPTICAL CABLE CORPORATION
                      Condensed Statements of Operations
                                  (unaudited)

                                                                Three Months Ended                       Six Months Ended
                                                                     April 30,                               April 30,
                                                        -----------------------------------   -----------------------------------
                                                              2001               2000               2001               2000
                                                        ---------------    ----------------   ---------------    ----------------
Net sales                                               $    17,376,605    $     13,028,310   $    34,372,805    $     24,374,545
Cost of goods sold                                            9,548,132           7,119,218        18,666,063          13,260,338
                                                        ---------------    ----------------   ---------------    ----------------

            Gross profit                                      7,828,473           5,909,092        15,706,742          11,114,207

Selling, general and administrative expenses                  3,746,306           3,132,224         7,674,120           5,731,487
                                                        ---------------    ----------------   ---------------    ----------------

            Income from operations                            4,082,167           2,776,868         8,032,622           5,382,720
                                                        ---------------    ----------------   ---------------    ----------------
Other income (expense):
    Gains (losses) on trading securities, net                (5,164,075)          1,298,051        (9,155,256)          1,747,732
    Interest income                                               9,066              83,491            24,830             163,881
    Interest expense                                            (98,213)                 --          (248,083)                 --
    Other, net                                                   16,792               4,607            15,296               7,081
                                                        ---------------    ----------------   ---------------    ----------------

            Other income (expense), net                      (5,236,430)          1,386,149        (9,363,213)          1,918,694
                                                        ---------------    ----------------   ---------------    ----------------

            Income (loss) before income
              tax expense                                    (1,154,263)          4,163,017        (1,330,591)          7,301,414

Income tax expense                                            2,503,665           1,465,575         2,441,950           2,570,852
                                                        ---------------    ----------------   ---------------    ----------------

            Net income (loss)                           $    (3,657,928)   $      2,697,442   $    (3,772,541)   $      4,730,562
                                                        ===============    ================   ===============    ================
Net income (loss) per share:
    Basic and diluted net income (loss) per share       $         (0.06)   $           0.05   $         (0.07)   $           0.08
                                                        ===============    ================   ===============    ================

See accompanying condensed notes to condensed financial statements.

                           OPTICAL CABLE CORPORATION
            Condensed Statement of Changes in Stockholders' Equity
                                  (unaudited)

                                                                Six Months Ended April 30, 2001
                                       ---------------------------------------------------------------------------------
                                               Common Stock                                                   Total
                                       -------------------------------     Paid-in         Retained        Stockholders'
                                          Shares           Amount          Capital         Earnings           Equity
                                       --------------   --------------  ---------------  --------------   --------------
Balances at October 31, 2000               56,391,993   $    5,179,295  $     1,714,284  $   36,614,251   $   43,507,830

Exercise of employee stock
    options ($2.09 price per
    share)                                    138,186          288,178               --              --          288,178
Repurchase of common stock
    (at cost)                                (173,300)      (1,578,109)              --              --       (1,578,109)
Stock-based compensation                           --               --           68,385              --           68,385
Net loss                                           --               --               --      (3,772,541)      (3,772,541)
                                       --------------   --------------  ---------------  --------------   --------------

Balances at April 30, 2001                 56,356,879   $    3,889,364  $     1,782,669  $   32,841,710   $   38,513,743
                                       ==============   ==============  ===============  ==============   ==============

See accompanying condensed notes to condensed financial statements.

                           OPTICAL CABLE CORPORATION
                      Condensed Statements of Cash Flows
                                  (unaudited)

                                                                                             Six Months Ended
                                                                                                  April 30,
                                                                                   -------------------------------------
                                                                                         2001                2000
                                                                                   -----------------   -----------------
Cash flows from operating activities:
    Net income (loss)                                                              $      (3,772,541)  $       4,730,562
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
          Depreciation and amortization                                                      475,861             377,501
          Bad debt expense (recovery)                                                        494,203             (38,926)
          Deferred income tax expense                                                        698,561              14,982
          Tax benefit of disqualifying disposition of stock options
            exercised                                                                             --           1,270,325
          Stock-based compensation expense                                                    68,385              14,063
          Unrealized (gains) losses on trading securities, net                              (183,191)          1,141,036
          (Increase) decrease in:
            Trading securities                                                            13,135,671         (13,551,148)
            Trade accounts receivable                                                     (5,064,599)           (203,584)
            Income taxes refundable                                                        1,162,118            (558,947)
            Other receivables                                                                (22,001)            (22,545)
            Due from employees                                                                   975               5,853
            Inventories                                                                   (1,245,391)            (81,984)
            Prepaid expenses                                                                 (21,783)            (47,425)
          Increase (decrease) in:
            Accounts payable and accrued expenses                                            878,292             203,115
            Accrued compensation and payroll taxes                                          (101,205)           (159,940)
            Payable to investment broker                                                  (4,550,275)            591,818
            Income taxes payable                                                             444,071            (421,803)
                                                                                   -----------------   -----------------
                   Net cash provided by (used in) operating activities                     2,397,151          (6,737,047)
                                                                                   -----------------   -----------------
Cash flows from investing activities:
    Purchase of property and equipment                                                    (1,183,171)           (757,976)
    Cash surrender value of life insurance                                                   (54,085)            (37,356)
                                                                                   -----------------   -----------------
                   Net cash used in investing activities                                  (1,237,256)           (795,332)
                                                                                   -----------------   -----------------
Cash flows from financing activities:
    Repurchase of common stock                                                            (1,578,109)                 --
    Proceeds from exercise of employee stock options                                         288,178             613,020
    Proceeds from notes payable, net                                                              --             494,174
                                                                                   -----------------   -----------------
                   Net cash provided by (used in) financing activities                    (1,289,931)          1,107,194
                                                                                   -----------------   -----------------
Net decrease in cash and cash equivalents                                                   (130,036)         (6,425,185)
Cash and cash equivalents at beginning of period                                           1,458,896           6,816,678
                                                                                   -----------------   -----------------
Cash and cash equivalents at end of period                                         $       1,328,860   $         391,493
                                                                                   =================   =================

See accompanying condensed notes to condensed financial statements.

                           OPTICAL CABLE CORPORATION
               Condensed Notes to Condensed Financial Statements
                        Six Months Ended April 30, 2001
                                  (unaudited)


(1)  General

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2001. The unaudited condensed financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2000.

     Certain reclassifications have been made to the prior year's unaudited condensed financial statements to place them on a basis comparable with the current year's unaudited condensed financial statements.


(2)  Trading Securities

     Trading securities are recorded at fair value, which is based on quoted market prices. Purchases and sales of trading securities are recognized on a trade-date basis, the date the order to buy or sell is executed. The Company's trading securities are bought and held principally for the purpose of selling them in the near term. Unrealized holding gains and losses for trading securities are included in the determination of net income or net loss. The amount of net unrealized holding gain (loss) that has been included in net income (loss) for the three months ended April 30, 2001 and 2000 was $618,422 and $(1,283,826), respectively. The amount of net unrealized holding gain (loss) that has been included in net income
     (loss) for the six months ended April 30, 2001 and 2000 was $183,191 and $(1,141,036), respectively. As of April 30, 2001, the Company's trading securities consist of shares in the Nasdaq 100 Trust, which is designed to closely track the price and yield performance of the Nasdaq 100 stock index.

     As of April 30, 2001, the Company's trading securities, valued at $5,030,350, have experienced a 6.3 percent decline in value since the date of purchase. Subsequent to April 30, 2001 through June 13, 2001, the value of the Company's trading securities held as of April 30, 2001 decreased by approximately 3.5 percent, or approximately $174,000. It is possible that the price of the Company's trading securities could continue to experience an adverse change in the near term.

     At April 30, 2001 and October 31, 2000, the Company had short-term margin borrowings of $1,108,299 and $5,658,574, respectively, payable to investment broker related to the trading securities. The margin account incurs interest at rates ranging from the Call Money rate plus .25 percent to the Call Money rate plus 2.50 percent, depending on the outstanding balance of margin borrowings (8.50

                                                                     (Continued)

                           OPTICAL CABLE CORPORATION
               Condensed Notes to Condensed Financial Statements
                        Six Months Ended April 30, 2001
                                  (unaudited)


     percent as of April 30, 2001). Obligations of the Company to the investment broker are collateralized by the trading securities and are subject to certain margin provisions, which may result in the sale of some or all of the trading securities to meet margin calls.


(3)  Allowance for Doubtful Accounts Receivable

     A summary of changes in the allowance for doubtful accounts receivable for the six months ended April 30, 2001 and 2000 follows:

                                                 Six Months Ended
                                                      April 30,
                                         --------------------------------------
                                                2001                  2000
                                         -----------------    -----------------
     Balance at beginning of period           $  1,909,069         $    316,000
     Bad debt expense (recovery)                   494,203              (38,926)
     Losses charged to allowance                (2,191,105)             (64,358)
     Recoveries added to allowance                     983                1,284
                                         -----------------    -----------------
     Balance at end of period                 $    213,150         $    214,000
                                         =================    =================

     One of the Company's two major distributors filed for liquidation under bankruptcy laws in January 2001. As of October 31, 2000, we reserved approximately $1,772,000 for estimated uncollectible accounts receivable from this distributor. As of January 31, 2001, we wrote off that $1,772,000 reserve, as well as an additional bad debt reserve related to this distributor of approximately $419,000 incurred during our first quarter of fiscal year 2001, for a total write-off of approximately $2,191,000 for estimated uncollectible accounts receivable from this distributor for the six months ended April 30, 2001. Net sales attributed to this distributor approximated 1.3% and 15.9% of total net sales for the six months ended April 30, 2001 and 2000. There were no net sales attributed to this distributor for the three months ended April 30, 2001.


(4)  Inventories

     Inventories at April 30, 2001 and October 31, 2000, consisted of the following:

                                              April 30,           October 31,
                                                2001                 2000
                                         -----------------    -----------------
     Finished goods                           $  1,587,285        $     808,271
     Work in process                             4,323,194            3,487,611
     Raw materials                               2,823,236            3,194,393
     Production supplies                            83,829               81,878
                                         -----------------    -----------------
                                              $  8,817,544        $   7,572,153
                                         =================    =================

                                                                     (Continued)

                           OPTICAL CABLE CORPORATION
               Condensed Notes to Condensed Financial Statements
                        Six Months Ended April 30, 2001
                                  (unaudited)


(5)  Notes Payable

     Under a loan agreement with its bank dated March 10, 1999, the Company has a $5 million secured revolving line of credit and a $10 million secured revolving line of credit. The Company's intention is that the $5 million line of credit be available to fund general corporate purposes and that the $10 million line of credit be available to fund potential acquisitions and joint ventures. The lines of credit bear interest at 1.50 percent above the monthly LIBOR rate (5.93 percent as of April 30, 2001) and are equally and ratably secured by the Company's accounts receivable, contract rights, inventory, furniture and fixtures, machinery and equipment and general intangibles. The lines of credit have been extended and will expire on March 31, 2002, unless they are further renewed or extended. While the lines of credit do not require a compensating balance that legally restricts the use of cash amounts, at the bank's request, the Company has agreed to maintain an unrestricted target cash balance of $125,000.


(6)  Stock Option Plan

     The Company applies the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," for employee stock option grants and SFAS No. 123, "Accounting for Stock-Based Compensation" and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," for nonemployee stock option grants. Stock option activity during the six months ended April 30, 2001 was as follows:

                                            Number of          Weighted-Average
                                             Shares             Exercise Price
                                       -----------------     -------------------
     Balance at October 31, 2000                 428,999                $   4.53
          Granted                                500,000                   10.69
          Exercised                             (138,186)                   2.09
          Forfeited                               (6,500)                  10.69
                                       -----------------
     Balance at April 30, 2001                   784,313                $   8.84
                                       =================

     Included in the 500,000 options granted during the six months ended April 30, 2001 were 100,000 options to nonemployees.

     At April 30, 2001, there were 5,215,687 additional shares available for grant under the Plan.

     The options granted during the six months ended April 30, 2001 were granted with an exercise price equal to the fair market value of the Company's common stock on the date of grant, and vest 25 percent after two years, 50 percent after three years, 75 percent after four years and 100 percent after five years.

                                                                     (Continued)

                           OPTICAL CABLE CORPORATION
               Condensed Notes to Condensed Financial Statements
                        Six Months Ended April 30, 2001
                                  (unaudited)


(7)  Income Taxes

     As of April 30, 2001, the Company has assessed the realizability of its deferred tax assets relating to the capital loss carryforward and unrealized net loss generated by the Company's trading securities during the six months ended April 30, 2001. As a result, the Company has determined that it is more likely than not that these deferred tax assets totaling approximately $3,148,000 as of April 30, 2001, will not be realized. Accordingly, the Company has established a valuation allowance for deferred tax assets in the amount of approximately $3,148,000 as of April 30, 2001, which is included in income tax expense for the six months ended April 30, 2001. In order to fully realize these deferred tax assets, the Company will need to generate future capital gains of approximately $8.4 million prior to the expiration of the capital loss carryforward in 2006.


(8)  Net Income (Loss) Per Share

     Basic net income (loss) per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income
     (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income (loss) of the Company. The following is a reconciliation of the numerators and denominators of the net income
     (loss) per common share computations for the periods presented:

                                                      Net Loss                Shares             Per Share
     Three Months Ended April 30, 2001               (Numerator)          (Denominator)            Amount
     ---------------------------------             ---------------      ----------------      ----------------
     Basic net loss per share                      $    (3,657,928)           56,277,995      $          (0.06)
                                                                                              ================
     Effect of dilutive stock options                           --               203,222
                                                   ---------------      ----------------
     Diluted net loss per share                    $    (3,657,928)           56,481,217      $          (0.06)
                                                   ===============      ================      ================

                                                      Net Income             Shares              Per Share
     Three Months Ended April 30, 2000                (Numerator)        (Denominator)             Amount
     ---------------------------------             ---------------      ----------------      ----------------

     Basic net income per share                    $     2,697,442            56,311,927      $           0.05
                                                                                              ================
     Effect of dilutive stock options                           --               451,727
                                                   ---------------      ----------------
     Diluted net income per share                  $     2,697,442            56,763,654      $           0.05
                                                   ===============      ================      ================

                                                      Net Loss                  Shares             Per Share
     Six Months Ended April 30, 2001                  (Numerator)           (Denominator)           Amount
     ---------------------------------             ---------------      ----------------      ----------------

     Basic net loss per share                      $    (3,772,541)           56,317,635      $          (0.07)
                                                                                              ================
     Effect of dilutive stock options                           --               332,458
                                                   ---------------      ----------------
     Diluted net loss per share                    $    (3,772,541)           56,650,093      $          (0.07)
                                                   ===============      ================      ================

                                                                     (Continued)

                           OPTICAL CABLE CORPORATION
               Condensed Notes to Condensed Financial Statements
                        Six Months Ended April 30, 2001
                                  (unaudited)

                                                   Net Income             Shares               Per Share
     Six Months Ended April 30, 2000              (Numerator)          (Denominator)             Amount
     -------------------------------            ---------------      ----------------      ----------------
     Basic net income per share                 $     4,730,562            56,244,123      $           0.08
                                                                                           ================
     Effect of dilutive stock options                        --               457,041
                                                ---------------      ----------------
     Diluted net income per share               $     4,730,562            56,701,164      $           0.08
                                                ===============      ================      ================

     Subsequent to April 30, 2001 and through June 13, 2001, stock options totaling 1,250 shares of common stock were exercised.


(9)  Stockholders' Equity

     The Company's Board of Directors has authorized the repurchase of up to $20 million of the Company's common stock in the open market or in privately negotiated transactions. Through April 30, 2001, the Company has repurchased 2,303,743 shares of its common stock for $16,441,784 in such transactions since the inception of the Company's share repurchase program in October 1997. For the period from November 1, 2000 through April 30, 2001, the Company has purchased 173,300 shares of its common stock for $1,578,109 in such transactions.

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


(10) Employee Benefits

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


(11) Segment Information

     The Company has a single reportable segment for purposes of segment reporting pursuant to Statement of Financial Accounting Standards (SFAS) No. 131. In addition, the Company's fiber optic cable products are similar in nature.

                                                                     (Continued)

                           OPTICAL CABLE CORPORATION
               Condensed Notes to Condensed Financial Statements
                        Six Months Ended April 30, 2001
                                  (unaudited)

(12) Contingencies

     On September 27, 2000, the Equal Employment Opportunity Commission (EEOC) filed a lawsuit under Title VII of the Civil Rights Act against the Company in the United States District Court for the Western District of Virginia. The lawsuit alleged a pattern or practice of discrimination on the bases of gender and race. The lawsuit seeks injunctive and other relief and damages in an unspecified amount.

     At this early stage in the lawsuit, we cannot make a reasonable estimate of the monetary amount of its resolution or estimate a range of reasonably possible loss. If we are unsuccessful, we could be subject to damages that may be substantial and could have a material adverse effect on our results of operations or liquidity.

     From time to time, the Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.


(13) New Accounting Standards

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 to apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." SFAS No. 138 amends SFAS No. 133 for a limited number of issues that have caused application difficulties. The adoption of SFAS No. 133, as amended, as of November 1, 2000, did not have any effect on the financial position, results of operations or liquidity of the Company.

     The Company has also adopted Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," issued by the SEC staff. Given the nature of the Company's business, the adoption of SAB 101 did not have any effect on the financial position, results of operations or liquidity of the Company.

Item 2. Management's Discussion and Analysis Results of Operations and Financial Condition

Forward Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, statements concerning our outlook for the future; statements of belief; future plans, strategies or anticipated events; and similar information and statements concerning matters that are not historical facts. The forward-looking information is subject to risks and uncertainties that may cause actual events to differ materially from our expectations. Factors that could cause or contribute to these differences include, but are not limited to, the level of sales to key customers; the economic conditions affecting network service providers; the slowdown in corporate spending on information technology; actions by competitors; fluctuations in the price of raw materials, including optical fiber; our dependence on a single manufacturing facility; our ability to protect our proprietary manufacturing technology; our dependence on a limited number of suppliers; an adverse price change in trading securities we hold; an adverse outcome in litigation, claims and other actions against us; technological changes and introductions of new competing products; and changes in market demand, exchange rates, productivity, weather and market and economic conditions in the areas of the world in which we operate and market our products.

Amounts presented in the following discussion have been rounded to the nearest hundred thousand, unless the amounts are less than one million, in which case the amounts have been rounded to the nearest thousand.

Overview

We are a leading manufacturer of a broad range of fiber optic cables for use both indoors and outdoors. Our tight-buffered fiber optic cables are well-suited for use in moderate distance applications to connect metropolitan, access and enterprise networks. Our tight-buffered fiber optic cables are derived from technology originally developed for military applications requiring rugged, flexible and compact fiber optic cables. Our tight-buffered fiber optic cables can be used both indoors and outdoors, are easy and economical to install, provide a high degree of reliability and offer industry leading performance characteristics. We have designed and implemented an efficient and highly automated manufacturing process based on proprietary technologies. This enables us to produce high quality indoor/outdoor tight-buffered fiber optic cable rapidly and cost efficiently.

We sell our products through our sales force to original equipment manufacturers, and to major distributors, regional distributors and various smaller distributors. For the three months ended April 30, 2001 and 2000, approximately 41.5 percent and 58.5 percent of our net sales were from sales to our distributors. For the six months ended April 30, 2001 and 2000, approximately 43.3 percent and 59.5 percent of our net sales were from sales to our distributors. International net sales were 24.2 percent and 21.0 percent of total net sales for the three months ended April 30, 2001 and 2000. International net sales were 23.5 percent and 22.0 percent of total net sales for the six months ended April 30, 2001 and 2000. Substantially all of our international sales are denominated in U.S. dollars.

Net sales consist of gross sales of products, less discounts, refunds and returns. Revenue is recognized at the time of product shipment or delivery to the customer, based on shipping terms. We typically give greater discounts on large orders and on sales to distributors than on sales to the rest of our customer base, including original equipment manufacturers. For the three months ended April 30, 2001 and 2000, 10.5 percent and 26.2 percent of our net sales were attributable to two domestic distributors. For the six months ended April 30, 2001 and 2000, 10.1 percent and 27.8 percent of our net sales were attributable to two domestic distributors. For the three months ended April 30, 2001 and 2000, 10.5 percent and 10.6 percent of our net sales were attributable to one of these distributors. For the six months ended April 30, 2001 and 2000, 9.7

                                      12                             (Continued)
percent and 11.9 percent of our net sales were attributable to the same distributor. Another distributor accounted for 0.01 percent and 15.6 percent of net sales for the three months ended April 30, 2001 and 2000 and 0.4 percent and
15.9 percent of net sales for the six months ended April 30, 2001 and 2000. This distributor filed for liquidation under bankruptcy laws in January 2001. As of October 31, 2000, we reserved approximately $1.8 million for estimated uncollectible accounts receivable from this distributor. As of January 31, 2001, we wrote off that $1.8 million reserve as well as an additional $419,000, for a total write off of $2.2 million for estimated uncollectible accounts receivable from this distributor. Other than these two distributors, no single customer accounted for more than 5.0 percent of our net sales for the six months ended April 30, 2001 or 2000.

A significant percentage of the selling price of our fiber optic cable is based on the cost of raw materials used. Because single-mode fiber is less expensive than multimode fiber, single-mode fiber optic cables have a lower per unit selling price than comparable multimode fiber optic cables. We believe that the metropolitan and access markets are predominantly users of single-mode fiber optic cable. To the extent that our sales mix shifts toward the metropolitan and access markets and our product mix shifts toward single-mode cables, we will have to increase the volume of our sales to maintain our current level of net sales. Increased volume may require us to expand our manufacturing capacity more rapidly.

Cost of goods sold consists of the cost of materials, compensation costs and overhead related to our manufacturing operations. The largest percentage of costs included in cost of goods sold is attributable to costs of materials which are variable as opposed to fixed costs. As a result, cost of goods sold typically changes in proportion to increases and decreases in net sales.

Selling, general and administrative expenses consist of the compensation costs, including sales commissions for sales and marketing personnel, shipping costs, travel expenses, customer support expenses, trade show expenses, advertising, bad debt expense, the compensation cost for administration, finance and general management personnel, as well as legal and accounting fees.

Other income (expense), net consists primarily of realized and unrealized net gains (losses) on trading securities, interest income and interest expense. In January 2000, with a view to obtaining a better investment return on our excess cash, we began actively buying and selling shares in the Nasdaq 100 Trust, which is designed to closely track the price and yield performance of the Nasdaq 100 stock index. These trading securities are recorded at fair value, which is based on quoted market prices. Purchases and sales of trading securities are recognized on a trade-date basis, the date the order to buy or sell is executed. Net realized gains or losses are determined on the first-in, first-out cost method. We mark our investment to market on each balance sheet date. Any decline in fair value is recorded as an unrealized loss, while any increase in fair value is recorded as an unrealized gain. Unrealized holding gains and losses for trading securities are included in other income (expense), net.

In fiscal year 2000, we recognized realized and unrealized net gains of $289,000 in other income, net and continued to hold approximately $18.0 million of these trading securities as of October 31, 2000. The amount of net unrealized holding loss included in other income, net in fiscal year 2000 was $500,000. We utilized short-term margin borrowings payable to an investment broker to finance our position. As of October 31, 2000, the outstanding margin borrowings totaled $5.7 million. We incurred interest expense of $57,000 on the margin borrowings in fiscal year 2000. Our margin borrowings are collateralized by the trading securities and are subject to margin provisions, which may result in the sale of some or all of the trading securities to meet margin calls.

Subsequent to October 31, 2000 we continued to purchase and sell shares in the Nasdaq 100 Trust and during this period the fair value of those shares continued to decline substantially. During the three months ended January 31, 2001, we recognized realized and unrealized net losses of $4.0 million, and during the three months ended April 30, 2001, we recognized an additional realized and unrealized net loss of $5.2 million, for a total realized and unrealized net loss of $9.2 million included in other expense, net for the six months

                                      13                             (Continued)
ended April 30, 2001. As of April 30, 2001, our trading securities totaled $5.0 million and the outstanding margin borrowings totaled $1.1 million. For the six months ended April 30, 2001, we incurred interest expense of $248,000 on the margin borrowings. The amount of net unrealized holding gain included in other expense, net for the six months ended April 30, 2001 was $183,000.

Subsequent to April 30, 2001, we purchased additional shares in the Nasdaq 100 Trust totaling $1.4 million. These purchases were financed by additional margin borrowings. Our last purchase of shares in the Nasdaq 100 Trust was on May 14, 2001. As of May 31, 2001, our trading securities totaled $6.2 million and the outstanding margin borrowings totaled $2.5 million. For the month of May 2001, we recognized unrealized losses on trading securities of $183,000 and incurred interest expense of $10,000 on the margin borrowings. Subsequent to May 31, 2001 through June 13, 2001, the value of our trading securities held as of May 31, 2001 decreased by $25,000. It is possible that the price of our trading securities could continue to experience an adverse change in the near term.

Our active trading in the Nasdaq 100 Trust continued through May 14, 2001. Our Board of Directors has adopted an Investment Objectives and Guidelines, in which we state that we will make no additional cash investments in the above-mentioned Nasdaq 100 Trust or in stocks of other companies, and that any margin calls relating to the above-mentioned margin borrowings will be met solely through the sale of securities purchased on margin and not by further cash contributions. In addition, our Investment Objectives and Guidelines state that any future investments will be in U.S. dollar denominated short-term, interest-bearing, investment-grade securities.

Results of Operations

The following table sets forth selected line items from our condensed statements of operations as a percentage of net sales for the periods indicated:

                                                                 Three Months Ended                      Six Months Ended
                                                                      April 30,                            April 30,
                                                          --------------------------------     --------------------------------
                                                               2001               2000              2001               2000
                                                          -------------      -------------     -------------      -------------
Net sales                                                         100.0%             100.0%            100.0%             100.0%
Cost of goods sold                                                 54.9               54.7              54.3               54.4
                                                          -------------      -------------     -------------      -------------
           Gross margin                                            45.1               45.3              45.7               45.6
Selling, general and administrative expenses                       21.6               24.0              22.3               23.5
                                                          -------------      -------------     -------------      -------------

           Income from operations                                  23.5               21.3              23.4               22.1
Other income (expense), net                                       (30.1)              10.6             (27.2)               7.8
                                                          -------------      -------------     -------------      -------------
           Income (loss) before income tax expense                 (6.6)              31.9              (3.8)              29.9
Income tax expense                                                 14.4               11.2               7.1               10.5
                                                          -------------      -------------     -------------      -------------
           Net income (loss)                                      (21.0)%             20.7%            (10.9)%             19.4%
                                                          =============      =============     =============      =============

Three Months Ended April 30, 2001 and 2000

Net Sales

Net sales increased 33.4% from $13.0 million for the three months ended April 30, 2000 to $17.4 million for the three months ended April 30, 2001. This increase was attributable to increased sales volume. Total fiber meters shipped increased 38.5% from 43.7 million fiber meters shipped in the three months ended April 30, 2000, to 60.5 fiber meters shipped in the three months ended April 30, 2001. This increase in fiber meters shipped was a result of a 3.4 million increase in multimode fiber meters shipped and a 13.4 million increase in single-mode fiber meters shipped.

Gross Margin

Our gross margin, or gross profit as a percentage of net sales, decreased from 45.3% for the three months ended April 30, 2000 to 45.1% for the three months ended April 30, 2001. This slight decrease in gross margin was attributable to a decrease in the proportion of sales to original equipment manufacturers compared to distributors. During the three months ended April 30, 2000, net sales to distributors approximated 58.5% of net sales compared to 41.5% for the three months ended April 30, 2001.

                                      14                             (Continued)

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales were 24.0% for the three months ended April 30, 2000, compared to 21.6% for the three months ended April 30, 2001. This lower percentage in 2001 reflects the fact that selling, general and administrative expenses of $3.7 million for the three months ended April 30, 2001, increased 19.6% from $3.1 million for the three months ended April 30, 2000, while net sales increased 33.4% from the three months ended April 30, 2000.

Income from Operations

Income from operations increased 47.0%, or $1.3 million, from $2.8 million for the three months ended April 30, 2000, to $4.1 million for the three months ended April 30, 2001. This increase was due to the $1.9 million increase in gross profit, partially offset by the $614,000 increase in selling, general and administrative expenses.

Other Income (Expense), Net

Other income, net, was $1.4 million for the three months ended April 30, 2000, compared to other expense, net, of $5.2 million for the three months ended April 30, 2001. This decrease was due to losses on our trading securities. We recorded gains on trading securities, net, of $1.3 million for the three months ended April 30, 2000, compared to losses on trading securities, net, of $5.2 million for the three months ended April 30, 2001. In addition, for the three months ended April 30, 2001, we incurred interest expense of $98,000 on short-term margin borrowings related to our trading securities. Please see our discussion of these trading securities in "Overview" above.

Income (Loss) Before Income Tax Expense

Income before income tax expense was $4.2 million for the three months ended April 30, 2000, compared to loss before income tax expense of $1.2 million for the three months ended April 30, 2001. This $5.3 million decrease was primarily due to the $5.2 million losses on trading securities, net, and the $614,000 increase in selling, general and administrative expenses, partially offset by increases in sales volume and gross profit.

Income Tax Expense

Although we incurred a pretax loss for the three months ended April 30, 2001, compared to pretax income for the three months ended April 30, 2000, income tax expense increased by $1.0 million from $1.5 million for the three months ended April 30, 2000, to $2.5 million for the three months ended April 30, 2001. Our reported income tax expense for the three months ended April 30, 2001, differed from the expected income tax benefit, computed based on an expected effective tax rate of 35.0 percent, due primarily to the establishment of a valuation allowance for deferred tax assets in the amount of $3.1 million. As of April 30, 2001, we have assessed the realizability of our deferred tax assets relating to the capital loss carryforward and unrealized net loss from our trading securities and have determined that it is more likely than not that these deferred tax assets will not be realized. In order to fully realize these deferred tax assets, we will need to generate future capital gains of approximately $8.4 million prior to the expiration of the capital loss carryforward in 2006. For the three months ended April 30, 2000, our effective tax rate was 35.2 percent.

Net Income (Loss)

Net income was $2.7 million for the three months ended April 30, 2000, compared to a net loss of $3.7 million for the three months ended April 30, 2001. This decrease was due to the $5.3 million decrease in income (loss) before income tax expense, and the $1.0 million increase in income tax expense.

                                      15                             (Continued)

Six Months Ended April 30, 2001 and 2000

Net Sales

Net sales increased 41.0% from $24.4 million for the six months ended April 30, 2000 to $34.4 million for the six months ended April 30, 2001. This increase was attributable to increased sales volume. Total fiber meters shipped increased 43.8% from 82.9 million fiber meters shipped in the six months ended April 30, 2000, to 119.1 fiber meters shipped in the six months ended April 30, 2001. This increase in fiber meters shipped was a result of a 12.4 million increase in multimode fiber meters shipped and a 23.8 million increase in single-mode fiber meters shipped.

Gross Margin

Our gross margin increased from 45.6% for the six months ended April 30, 2000 to 45.7% for the six months ended April 30, 2001. This slight increase in gross margin was attributable to an increase in the proportion of sales to original equipment manufacturers compared to distributors and was partially offset by an increase in the ratio of sales from large orders which are typically at lower gross margins. During the six months ended April 30, 2000, net sales to distributors approximated 59.5% of net sales compared to 43.3% for the six months ended April 30, 2001.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales were 23.5% for the six months ended April 30, 2000, compared to 22.3% for the six months ended April 30, 2001. This slightly lower percentage in 2001 reflects the fact that selling, general and administrative expenses of $7.7 million for the six months ended April 30, 2001, increased 33.9% from $5.7 million for the six months ended April 30, 2000, while net sales increased 41.0% from the six months ended April 30, 2000. Selling, general and administrative expenses as a percentage of net sales would have been lower had we not incurred bad debt expense in the amount of $419,000 related to one of our distributors that filed for liquidation under the bankruptcy laws in January 2001.

Income from Operations

Income from operations increased 49.2%, or $2.6 million, from $5.4 million for the six months ended April 30, 2000, to $8.0 million for the six months ended April 30, 2001. This increase was due to the $4.6 million increase in gross profit, partially offset by the $1.9 million increase in selling, general and administrative expenses.

Other Income (Expense), Net

Other income, net, was $1.9 million for the six months ended April 30, 2000, compared to other expense, net, of $9.4 million for the six months ended April 30, 2001. This decrease was due to losses on our trading securities. We recorded gains on trading securities, net, of $1.7 million for the six months ended April 30, 2000, compared to losses on trading securities, net, of $9.2 million for the six months ended April 30, 2001. In addition, for the six months ended April 30, 2001, we incurred interest expense of $248,000 on short-term margin borrowings related to our trading securities. Please see our discussion of trading securities in "Overview" above.

Income (Loss) Before Income Tax Expense

Income before income tax expense was $7.3 million for the six months ended April 30, 2000, compared to loss before income tax expense of $1.3 million for the six months ended April 30, 2001. This $8.6 million

                                      16                             (Continued)
decrease was primarily due to the $9.2 million losses on trading securities, net, and the $1.9 million increase in selling, general and administrative expenses, partially offset by increases in sales volume and gross profit.

Income Tax Expense

Although we incurred a pretax loss for the six months ended April 30, 2001, compared to pretax income for the six months ended April 30, 2000, income tax expense decreased by only $129,000 from $2.6 million for the six months ended April 30, 2000, to $2.4 million for the six months ended April 30, 2001. Our reported income tax expense for the six months ended April 30, 2001, differed from the expected income tax benefit, computed based on an expected effective tax rate of 35.0 percent, due primarily to the establishment of a valuation allowance for deferred tax assets in the amount of $3.1 million. As of April 30, 2001, we have assessed the realizability of our deferred tax assets relating to the capital loss carryforward and unrealized net loss from our trading securities and have determined that it is more likely than not that these deferred tax assets will not be realized. In order to fully realize these deferred tax assets, we will need to generate future capital gains of approximately $8.4 million prior to the expiration of the capital loss carryforward in 2006. For the six months ended April 30, 2000, our effective tax rate was 35.2 percent.

Net Income (Loss)

Net income was $4.7 million for the six months ended April 30, 2000, compared to a net loss of $3.8 million for the six months ended April 30, 2001. This decrease was due to the $8.6 million decrease in income (loss) before income tax expense, partially offset by the $129,000 decrease in income tax expense.

Liquidity and Capital Resources

Our primary capital needs have been to fund working capital requirements and capital expenditures. Our primary source of capital has been cash provided from operations. Our bank lines of credit described below provide us with an additional source of liquidity. There was no balance outstanding under the lines of credit as of the end of fiscal year 2000 or as of April 30, 2001.

Our cash and cash equivalents totaled $1.3 million as of April 30, 2001, a decrease of $130,000, compared to $1.5 million as of October 31, 2000. The cash and cash equivalents decrease for the six months ended April 30, 2001, was primarily due to the purchase of property and equipment totaling $1.2 million and the repurchase of common stock totaling $1.6 million related to our common stock repurchase program, partially offset by net cash provided by operating activities of $2.4 million.

On April 30, 2001, we had working capital of $26.3 million, compared to $32.0 million as of October 31, 2000, a decrease of $5.7 million. The ratio of current assets to current liabilities as of April 30, 2001, was 5.7 to 1, compared to 4.6 to 1 as of October 31, 2000. The change in working capital was primarily caused by a decrease in trading securities of $13.0 million, partially offset by an increase in trade accounts receivable, net of $4.6 million, an increase in inventories of $1.2 million and a decrease in payable to investment broker of $4.6 million.

Net cash provided by operating activities was approximately $2.4 million for the six months ended April 30, 2001, compared to net cash used in operating activities of approximately $6.7 million for the six months ended April 30, 2000. Net cash provided by operating activities for the six months ended April 30, 2001 was primarily provided by a decrease in trading securities of $13.1 million, a decrease in income taxes refundable of $1.2 million and an increase in accounts payable and accrued expenses of $878,000, partially offset by an increase in trade accounts receivable of $5.1 million, an increase in inventories of $1.2 million and a decrease in payable to investment broker of $4.6 million. For the six months ended April 30, 2000, net cash used in operating activities was due to the purchase of approximately $13.6 million in trading securities, partially

                                      17                             (Continued)
offset by cash provided by operating income, realized net gains on trading securities of $2.9 million and an increase in payable to investment broker of $592,000.

Net cash used in investing activities totaled $1.2 million and $795,000 for the six months ended April 30, 2001 and 2000. Net cash used in investing activities was mainly for expenditures related to facilities and equipment for the six months ended April 30, 2001 and 2000. In October 2000, we entered into agreements to purchase certain machinery and equipment totaling approximately $872,000. The machinery and equipment is expected to be delivered and installed by the end of July 2001. Total remaining commitments under the machinery and equipment purchase agreements as of April 30, 2001 approximated $520,000. There are no other material commitments for capital expenditures as of April 30, 2001.

Net cash used in financing activities was $1.3 million for the six months ended April 30, 2001, compared to net cash provided by financing activities of $1.1 million for the six months ended April 30, 2000. Net cash used in financing activities for the six months ended April 30, 2001 was primarily related to the repurchase of shares of our common stock. Net cash provided by financing activities for the six months ended April 30, 2000 was primarily related to proceeds from the exercise of employee stock options.

On September 27, 2000, the EEOC filed a lawsuit under Title VII of the Civil Rights Act against us in the United States District Court for the Western District of Virginia. The lawsuit alleges a pattern or practice of discrimination on the bases of gender and race. The lawsuit seeks injunctive and other relief and damages in an unspecified amount. We intend to vigorously defend the EEOC's lawsuit on its merits. We may incur substantial costs in
defending ourselves against this claim, regardless of its merit or outcome.   At
this early stage in the lawsuit, we cannot make a reasonable estimate of the monetary amount of its resolution or estimate a range of reasonably possible loss. If we are unsuccessful, we could be subject to damages that may be substantial and could have a material adverse affect on our results of operations or liquidity.

Commencing in October 1997, our Board of Directors authorized the repurchase of our common stock in the open market or in privately negotiated transactions. Through April 30, 2001, we had repurchased 2.3 million shares of our common stock for approximately $16.4 million. The repurchases have been funded through cash flows from operations. We have no current intention to make any further repurchases of our shares.

Under a loan agreement with our bank dated March 10, 1999, we have a $5.0 million secured revolving line of credit available for general corporate purposes and a $10.0 million secured revolving line of credit available to fund potential acquisitions, mergers and joint ventures. The lines of credit bear interest at 1.5 percent above the monthly LIBOR rate and are equally and ratably secured by our accounts receivable, contract rights, inventory, furniture and fixtures, machinery and equipment and general intangibles. The lines of credit
will expire on March 31, 2002, unless they are further renewed or extended.   As
of April 30, 2001, we also had margin borrowings outstanding of $1.1 million related to our trading securities in the Nasdaq 100 Trust. If there are further declines in the fair value of the Nasdaq 100 Trust, we may be required to liquidate our position in the Nasdaq 100 Trust to meet margin calls. We believe that our cash flow from operations, liquidation of trading securities and available lines of credit will be adequate to fund our operations for at least the next twelve months.

                                      18                             (Continued)

New Accounting Standards

In June 1998, the Financial Accounting Standards Board, also known as the FASB, issued Statement of Financial Accounting Standards, referred to as SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 to apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." SFAS No. 138 amends SFAS No. 133 for a limited number of issues that have caused application difficulties. The adoption of SFAS No. 133, as amended, as of November 1, 2000, did not have any effect on our financial position, results of operations or liquidity.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125," supercedes and replaces the guidance in SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities that occur after March 31, 2001, and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. The adoption of SFAS No. 140 did not have any effect on our financial statements.

We also adopted Staff Accounting Bulletin, or SAB, No. 101, "Revenue Recognition In Financial Statements," issued by the SEC staff. Given the nature of our business, the adoption of SAB 101 did not have any effect on our financial position, results of operations or liquidity.

As of April 30, 2001, there are no new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company's financial position, operating results or financial statement disclosures.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of April 30, 2001 and October 31, 2000, our financial instruments are not exposed to significant market risk due to interest rate risk, foreign currency exchange risk or commodity price risk. However, as of April 30, 2001 and October 31, 2000, our trading securities, which consist of shares in the Nasdaq 100 Trust, are exposed to equity price risk. The Nasdaq 100 Trust is designed to track closely the price and yield performance of the Nasdaq 100 stock index. As of April 30, 2001 and October 31, 2000, our trading securities, valued at approximately $5.0 million and $18.0 million, have experienced a 6.3 percent and 2.7 percent decline in value since the date of purchase. Subsequent to April 30, 2001 through June 13, 2001, the value of the Company's trading securities held as of April 30, 2001 decreased by approximately 3.5 percent, or approximately $174,000.

The price of these trading securities could continue to experience a further adverse change in the near term. For illustration purposes, assuming a 30.0 percent further adverse change in the market price of the Nasdaq 100 Trust subsequent to April 30, 2001, our trading securities would decrease in value by an additional $1.5 million, based on the value of our portfolio of approximately $5.0 million as of April 30, 2001. This assumption is not necessarily indicative of future performance and actual results may differ materially.

                          PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

On September 27, 2000, the Equal Employment Opportunity Commission filed a lawsuit under Title VII of the Civil Rights Act against us in the United States District Court for the Western District of Virginia. The lawsuit alleged a pattern or practice of discrimination on the bases of gender and race. The lawsuit seeks injunctive and other relief and damages in an unspecified amount.

At this early stage in the lawsuit, we cannot make a reasonable estimate of the monetary amount of its resolution or estimate a range of reasonably possible loss. If we are unsuccessful, we could be subject to damages that may be substantial and that could have a material adverse effect on our results of operations or liquidity.

In addition, four charges of discrimination were filed with the EEOC in May and November of 2000, by three of our former employees and an applicant for employment, alleging age and race related claims under the Age Discrimination in Employment Act and Title VII of the Civil Rights Act of 1964. On each of these matters, we filed with the EEOC a statement of our position denying the allegations. The EEOC has yet to issue a determination on any of these charges. No litigation has been filed against us in connection with any of these charges.

Item 4.  Submission of Matters to a Vote of Security Holders


The following information is furnished for matters submitted to a vote of security holders during the three months ended April 30, 2001:

(a) The Annual Meeting of Shareholders of Optical Cable Corporation was held on March 13, 2001.

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

                                                     Votes           Votes           Broker
            Director              Votes for         against        abstaining      non-votes
            --------             -----------       ---------       ----------      ----------
        Robert Kopstein          49,401,121            -               59,310           -
        Luke J. Huybrechts       49,452,969            -                7,462           -
        Kenneth W. Harber        49,452,969            -                7,462           -
        Randall H. Frazier       49,412,256            -               48,175           -
        John M. Holland          49,413,160            -               47,271           -


     2. To ratify the selection of KPMG LLP as independent accountants for the Company for fiscal year 2001.

                                            Votes             Votes            Broker
                       Votes for           against         abstaining         non-votes
                    --------------     -------------     -------------     -------------
                      49,452,204           3,512              4,715             --

Item 6.  Exhibits and Reports on Form 8-K


         (a) Exhibits required by Item 601 of Regulation S-K for the six months ended April 30, 2001.

             None.

         (b) Reports on Form 8-K filed during the three months ended April 30, 2001.

             None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              OPTICAL CABLE CORPORATION
                                       (Registrant)



Date: June 14, 2001           /s/ Robert Kopstein
                              --------------------------------------------
                              Robert Kopstein
                              Chairman of the Board, President and
                               Chief Executive Officer



Date: June 14, 2001           /s/ Kenneth W. Harber
                              --------------------------------------------
                              Kenneth W. Harber
                              Vice President of Finance, Treasurer
                               and Secretary
                              (principal financial and accounting officer)