Form 10-Q
period 2001-07-31
OPTICAL CABLE CORP
filed 2001-09-14
CIK 1000230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



               [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2001

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

(1) Yes    X   No          (2) Yes     X   No
         -----    -------            -----    ------

         As of August 28, 2001, 55,996,279 shares of the registrant's Common Stock, no par value, were outstanding. Of these outstanding shares, 53,660,000 shares were held by Robert Kopstein, Chairman of the Board, President and Chief Executive Officer of the registrant.

                            OPTICAL CABLE CORPORATION
                                 FORM 10-Q INDEX
                         NINE MONTHS ENDED JULY 31, 2001
                                                                          Page

PART I.       FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

              Condensed Balance Sheets - July 31, 2001 and October 31,
                       2000................................................2

              Condensed Statements of Operations - Three Months and Nine
                       Months Ended July 31, 2001 and 2000.................3

              Condensed Statement of Changes in Stockholders' Equity -
                       Nine Months Ended July 31, 2001.....................4

              Condensed Statements of Cash Flows - Nine Months Ended
                       July 31, 2001 and 2000..............................5

              Condensed Notes to Condensed Financial Statements............6-11

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              OPERATIONS AND FINANCIAL CONDITION ..........................12-19

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...20


PART II.      OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS............................................21

     ITEM 5.  OTHER INFORMATION............................................21

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................21

SIGNATURES



                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                            OPTICAL CABLE CORPORATION
                            Condensed Balance Sheets

                                                                                   July 31,           October 31,
                                  Assets                                             2001                2000
                                                                               -----------------   -----------------
                                                                                  (unaudited)
Current assets:
   Cash and cash equivalents                                                  $          888,078  $        1,458,896
   Trading securities                                                                  5,804,640          17,982,830
   Trade accounts receivable, net of allowance for doubtful accounts
      of $186,978 at July 31, 2001 and $1,909,069 at October 31, 2000                 12,857,253          11,357,522
   Income taxes refundable                                                               479,791           1,162,118
   Other receivables                                                                     236,857             362,000
   Due from employees                                                                      1,715               2,890
   Inventories                                                                        14,016,755           7,572,153
   Prepaid expenses                                                                      167,858             112,794
   Deferred income taxes                                                                 346,013             959,665
                                                                               -----------------   -----------------

                   Total current assets                                               34,798,960          40,970,868

Other assets, net                                                                        471,371             261,937
Property and equipment, net                                                           12,394,679          11,455,372
                                                                               -----------------   -----------------

                   Total assets                                               $       47,665,010  $       52,688,177
                                                                               =================   =================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                      $        5,008,491  $        2,479,116
   Accrued compensation and payroll taxes                                                668,015             847,572
   Notes payable                                                                         841,000                ----
   Payable to investment broker                                                        2,512,557           5,658,574
                                                                               -----------------   -----------------

                   Total current liabilities                                           9,030,063           8,985,262

Deferred income taxes                                                                    194,616             195,085
                                                                               -----------------   -----------------

                   Total liabilities                                                   9,224,679           9,180,347
                                                                               -----------------   -----------------

Stockholders' equity:
   Preferred stock, no par value, authorized 1,000,000 shares; none
      issued and outstanding                                                                ----                ----
   Common stock, no par value, authorized 100,000,000 shares;
      issued and outstanding 56,248,279 shares at July 31, 2001
      and 56,391,993 shares at October 31, 2000                                        2,941,009           5,179,295
   Paid-in capital                                                                     1,782,669           1,714,284
   Retained earnings                                                                  33,716,653          36,614,251
                                                                               -----------------   -----------------

                   Total stockholders' equity                                         38,440,331          43,507,830

Commitments and contingencies
                                                                               -----------------   -----------------

                   Total liabilities and stockholders' equity                 $       47,665,010  $       52,688,177
                                                                               =================   =================

See accompanying condensed notes to condensed financial statements.



                            OPTICAL CABLE CORPORATION
                       Condensed Statements of Operations
                                   (unaudited)

                                                              Three Months Ended                 Nine Months Ended
                                                                   July 31,                           July 31,
                                                       --------------------------------   --------------------------------
                                                            2001              2000             2001             2000
                                                       ---------------   --------------   --------------   ---------------
Net sales                                              $  14,085,959     $ 16,650,975     $ 48,458,764     $  41,025,520
Cost of goods sold                                         7,980,010        8,998,778       26,646,073        22,259,116
                                                       ---------------   --------------   --------------   ---------------

           Gross profit                                    6,105,949        7,652,197       21,812,691        18,766,404

Selling, general and administrative expenses               3,822,853        3,546,316       11,496,973         9,277,803
                                                       ---------------   --------------   --------------   ---------------

           Income from operations                          2,283,096        4,105,881       10,315,718         9,488,601
                                                       ---------------   --------------   --------------   ---------------

Other income (expense):
   Gains (losses) on trading securities, net                (596,238)        (416,799)      (9,751,494)        1,330,933
   Interest income                                            19,498           16,456           44,328           180,337
   Interest expense                                          (33,755)          (3,267)        (281,838)           (3,267)
   Other, net                                                 (5,562)             358            9,734             7,439
                                                       ---------------   --------------   --------------   ---------------

           Other income (expense), net                      (616,057)        (403,252)      (9,979,270)        1,515,442
                                                       ---------------   --------------   --------------   ---------------

           Income before income tax
             expense                                       1,667,039        3,702,629          336,448        11,004,043

Income tax expense                                           792,096        1,302,500        3,234,046         3,873,352
                                                       ---------------   --------------   --------------   ---------------

           Net income (loss)                           $     874,943     $  2,400,129     $ (2,897,598)    $   7,130,691
                                                       ===============   ==============   ==============   ===============


Net income (loss) per share:
   Basic and diluted net income (loss) per share       $        0.02     $       0.04     $      (0.05)    $        0.13
                                                       ===============   ==============   ==============   ===============




See accompanying condensed notes to condensed financial statements.





                            OPTICAL CABLE CORPORATION
             Condensed Statement of Changes in Stockholders' Equity
                                   (unaudited)



                                                                Nine Months Ended July 31, 2001
                                      ------------------------------------------------------------------------------------
                                                Common Stock                                                    Total
                                      --------------------------------      Paid-in          Retained       Stockholders'
                                          Shares            Amount          Capital          Earnings           Equity
                                      --------------    --------------   --------------   ---------------   --------------
Balances at October 31, 2000            56,391,993     $   5,179,295    $   1,714,284    $   36,614,251    $  43,507,830

Exercise of employee stock
   options ($2.08 price per
   share)                                  140,936           292,771             ----              ----          292,771
Restricted stock award ($6.25
   per share)                                  750             4,687             ----              ----            4,687
Repurchase of common stock
   (at cost)                              (285,400)       (2,535,744)            ----              ----       (2,535,744)
Stock-based compensation                      ----              ----           68,385              ----           68,385
Net loss                                      ----              ----             ----        (2,897,598)      (2,897,598)
                                      --------------    --------------   --------------   ---------------   --------------

Balances at July 31, 2001               56,248,279     $   2,941,009    $   1,782,669    $   33,716,653    $  38,440,331
                                      ==============    ==============   ==============   ===============   ==============




See accompanying condensed notes to condensed financial statements.



                            OPTICAL CABLE CORPORATION
                       Condensed Statements of Cash Flows
                                   (unaudited)

                                                                                             Nine Months Ended
                                                                                                 July 31,
                                                                                   -------------------------------------
                                                                                         2001                2000
                                                                                   -----------------   -----------------
Cash flows from operating activities:
   Net income (loss)                                                             $       (2,897,598)   $      7,130,691
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
         Depreciation and amortization                                                      713,789             579,752
         Bad debt expense                                                                   544,222             128,268
         Deferred income tax expense (benefit)                                              613,183             (12,489)
         Tax benefit of disqualifying disposition of stock options
            exercised                                                                          ----           1,295,556
         Stock-based compensation expense                                                    73,072              14,063
         Unrealized losses on trading securities, net                                       413,047             782,785
         (Increase) decrease in:
            Trading securities                                                           11,765,143         (13,849,785)
            Trade accounts receivable                                                    (2,043,953)         (2,548,366)
            Income taxes refundable                                                         682,327            (609,942)
            Other receivables                                                               125,143              97,719
            Due from employees                                                                1,175               6,618
            Inventories                                                                  (6,444,602)          1,596,468
            Prepaid expenses                                                                (55,064)            (68,420)
         Increase (decrease) in:
            Accounts payable and accrued expenses                                         2,610,984            (892,259)
            Accrued compensation and payroll taxes                                         (179,557)            (60,584)
            Payable to investment broker                                                 (3,146,017)            668,772
            Income taxes payable                                                               ----            (421,803)
                                                                                   -----------------   -----------------

              Net cash provided by (used in) operating activities                         2,775,294          (6,162,956)
                                                                                   -----------------   -----------------

Cash flows from investing activities:
   Purchase of property and equipment                                                    (1,734,705)           (976,146)
   Cash surrender value of life insurance                                                   (82,434)            (63,536)
                                                                                   -----------------   -----------------

              Net cash used in investing activities                                      (1,817,139)         (1,039,682)
                                                                                   -----------------   -----------------

Cash flows from financing activities:
   Deferred stock issuance costs                                                           (127,000)               ----
   Repurchase of common stock                                                            (2,535,744)               ----
   Proceeds from exercise of employee stock options                                         292,771             814,098
   Proceeds from notes payable, net                                                         841,000             150,000
                                                                                   -----------------   -----------------

             Net cash provided by (used in) financing activities                         (1,528,973)            964,098
                                                                                   -----------------   -----------------

Net decrease in cash and cash equivalents                                                  (570,818)         (6,238,540)

Cash and cash equivalents at beginning of period                                          1,458,896           6,816,678
                                                                                   -----------------   -----------------

Cash and cash equivalents at end of period                                       $          888,078   $         578,138
                                                                                   =================   =================


See accompanying condensed notes to condensed financial statements.

                            OPTICAL CABLE CORPORATION
                Condensed Notes to Condensed Financial Statements
                         Nine Months Ended July 31, 2001
                                   (unaudited)


(1)      GENERAL

         The accompanying unaudited condensed financial statements of Optical Cable Corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2001. The unaudited condensed financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2000.


(2)      TRADING SECURITIES

         Trading securities are recorded at fair value, which is based on quoted market prices. Purchases and sales of trading securities are recognized on a trade-date basis, the date the order to buy or sell is executed. The Company's trading securities are bought and held principally for the purpose of selling them in the near term. In addition to realized gains and losses, unrealized holding gains and losses for trading securities are included in the determination of net income or net loss. The amount of net unrealized holding gain (loss) that has been included in net income (loss) for the three months ended July 31, 2001 and 2000 was $(596,238) and $358,251, respectively. The amount of net unrealized holding gain (loss) that has been included in net income
         (loss) for the nine months ended July 31, 2001 and 2000 was $(413,047) and $782,785, respectively. As of July 31, 2001, the Company's trading securities consist of shares in the Nasdaq 100 Trust, which is designed to closely track the price and yield performance of the Nasdaq 100 stock index.

         As of July 31, 2001, the Company's trading securities, valued at $5,804,640, have experienced a 15.7% decline in value since the date of purchase. Subsequent to July 31, 2001 through August 28, 2001, the value of the Company's trading securities held as of July 31, 2001 decreased by approximately 8.7%, or approximately $506,000. It is possible that the price of the Company's trading securities could continue to experience an adverse change in the near term.

         As of July 31, 2001 and October 31, 2000, the Company had short-term margin borrowings of $2,512,557 and $5,658,574, respectively, payable to investment broker related to the trading securities. The margin account incurs interest at rates ranging from the Call Money rate plus .25% to the Call Money rate plus 2.50%, depending on the outstanding balance of margin borrowings (7.25% as of July 31, 2001). Obligations of the Company to the investment broker are collateralized by the trading securities and are subject to certain margin provisions, which may result in the sale of some or all of the trading securities to meet margin calls.



                                                                     (Continued)
                                        6

                            OPTICAL CABLE CORPORATION
                Condensed Notes to Condensed Financial Statements
                         Nine Months Ended July 31, 2001
                                   (unaudited)


(3)      ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

         A summary of changes in the allowances for doubtful accounts and notes receivable for the nine months ended July 31, 2001 and 2000 follows:

                                                                         Nine Months Ended
                                                                             July 31,
                                                            -------------------------------------------
                                                                  2001                      2000
                                                            -----------------        ------------------
Balance at beginning of period                             $        1,909,069       $           316,000
Bad debt expense                                                      544,222                   128,268
Losses charged to allowance                                        (2,271,419)                 (260,657)
Recoveries added to allowance                                           5,106                    25,279
                                                            -----------------        ------------------

Balance at end of period                                   $          186,978       $           208,890
                                                            =================        ==================

         One of the Company's two major distributors filed for liquidation under bankruptcy laws in January 2001. As of October 31, 2000, the Company reserved approximately $1,772,000 for estimated uncollectible accounts receivable from this distributor. As of January 31, 2001, the Company wrote off that $1,772,000 reserve, as well as an additional bad debt reserve related to this distributor of approximately $419,000 incurred during the first quarter of fiscal year 2001, for a total write-off of approximately $2,191,000 for estimated uncollectible accounts receivable from this distributor for the nine months ended July 31, 2001. Net sales attributed to this distributor approximated 0.9% and 15.7% of total net sales for the nine months ended July 31, 2001 and 2000. There were no net sales attributed to this distributor for the three months ended April 30, 2001 or July 31, 2001.


(4)      INVENTORIES

         Inventories at July 31, 2001 and October 31, 2000, consisted of the following:

                                                                       July 31,           October 31,
                                                                         2001                2000
                                                                   -----------------   -----------------
Finished goods                                                   $         4,464,254  $          808,271
Work in process                                                            3,712,068           3,487,611
Raw materials                                                              5,784,616           3,194,393
Production supplies                                                           55,817              81,878
                                                                   -----------------   -----------------

                                                                 $        14,016,755  $        7,572,153
                                                                   =================   =================





                                                                    (Continued)
                                        7

                            OPTICAL CABLE CORPORATION
                Condensed Notes to Condensed Financial Statements
                         Nine Months Ended July 31, 2001
                                   (unaudited)

(5)      NOTES PAYABLE

         Under a loan agreement with its bank dated March 10, 1999, the Company has a $5 million secured revolving line of credit and a $10 million secured revolving line of credit. The Company's intention is that the $5 million line of credit be available to fund general corporate purposes and that the $10 million line of credit be available to fund potential acquisitions and joint ventures. The lines of credit bear interest at 1.50% above the monthly LIBOR rate (5.25% as of July 31, 2001) and are equally and ratably secured by the Company's accounts receivable, contract rights, inventory, furniture and fixtures, machinery and equipment and general intangibles. The lines of credit have been extended and will expire on March 31, 2002, unless they are further renewed or extended. While the lines of credit do not require a compensating balance that legally restricts the use of cash amounts, at the bank's request, the Company has agreed to maintain an unrestricted target cash balance of $125,000.


(6)      STOCK OPTION PLAN

         The Company applies the provisions of Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, for employee stock option grants and SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION and EITF Issue No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES, for nonemployee stock option grants. Stock option activity during the nine months ended July 31, 2001 was as follows:

                                                                    Number of         Weighted-average
                                                                     Shares            Exercise Price
                                                                -----------------    -------------------
Balance at October 31, 2000                                             428,999       $         4.53

   Granted                                                              500,000                10.69
   Exercised                                                           (140,936)                2.08
   Forfeited                                                             (8,000)               10.69
                                                                -----------------

Balance at July 31, 2001                                                780,063       $         8.89
                                                                =================


         Included in the 500,000 options granted during the nine months ended July 31, 2001 were 100,000 options to nonemployees.

         As of July 31, 2001, there were 5,219,937 additional shares available for grant under the Plan.

         The options granted during the nine months ended July 31, 2001 were granted with an exercise price equal to the fair market value of the Company's common stock on the date of grant, and vest 25% after two years, 50% after three years, 75% after four years and 100% after five years.




                                                                     (Continued)
                                        8

                            OPTICAL CABLE CORPORATION
                Condensed Notes to Condensed Financial Statements
                         Nine Months Ended July 31, 2001
                                   (unaudited)

(7)      INCOME TAXES

         As of July 31, 2001, the Company has assessed the realizability of its deferred tax assets relating to the capital loss carryforward and unrealized net loss generated by the Company's trading securities during the nine months ended July 31, 2001. The Company has determined that it is more likely than not that these deferred tax assets totaling approximately $3,373,000 as of July 31, 2001, will not be realized. Accordingly, the Company has established a valuation allowance for deferred tax assets in the amount of approximately $3,373,000 as of July 31, 2001, which is included in income tax expense for the nine months ended July 31, 2001. In order to fully realize these deferred tax assets, the Company will need to generate future capital gains of approximately $9.0 million prior to the expiration of the capital loss carryforward in 2006.


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

                                                     Net Income            Shares            Per Share
Three Months Ended July 31, 2001                     (Numerator)       (Denominator)           Amount
--------------------------------                   ---------------    ----------------    ----------------
Basic net income per share                       $         874,943          56,346,105   $            0.02
                                                                                          ================
Effect of dilutive stock options                              ----            130,983
                                                   ---------------    ----------------

Diluted net income per share                     $         874,943          56,477,088   $            0.02
                                                   ===============    ================    ================

                                                     Net Income            Shares            Per Share
Three Months Ended July 31, 2000                     (Numerator)       (Denominator)           Amount
--------------------------------                   ---------------    ----------------    ----------------

Basic net income per share                       $       2,400,129          56,357,064   $            0.04
                                                                                          ================
Effect of dilutive stock options                              ----             351,738
                                                   ---------------    ----------------

Diluted net income per share                     $       2,400,129          56,708,802   $            0.04
                                                   ===============    ================    ================

                                                      Net Loss             Shares            Per Share
Nine Months Ended July 31, 2001                      (Numerator)       (Denominator)           Amount
-------------------------------                    ---------------    ----------------    ----------------

Basic net loss per share                         $      (2,897,598)         56,327,229   $           (0.05)
                                                                                          ================
Effect of dilutive stock options                              ----             232,984
                                                   ---------------    ----------------

Diluted net loss per share                       $      (2,897,598)         56,560,213   $           (0.05)
                                                   ===============    ================    ================


                                                                     (Continued)
                                        9

                            OPTICAL CABLE CORPORATION
                Condensed Notes to Condensed Financial Statements
                         Nine Months Ended July 31, 2001
                                   (unaudited)


                                                     Net Income            Shares            Per Share
Nine Months Ended July 31, 2000                     (Numerator)        (Denominator)           Amount
-------------------------------                   ----------------    ----------------    ----------------

Basic net income per share                       $       7,130,691          56,282,045   $            0.13
                                                                                          ================
Effect of dilutive stock options                              ----             451,950
                                                   ---------------    ----------------

Diluted net income per share                     $       7,130,691          56,733,995   $            0.13
                                                  ================    ================    ================


         Stock options that could potentially dilute net income per share in the future that were not included in the computation of diluted net income per share (because to do so would have been antidilutive for the periods presented) totaled 492,000 for the three months ended July 31, 2001. No such antidilutive stock options existed with respect to the diluted net income (loss) per share calculation for the nine months ended July 31, 2001 or for the three months and nine months ended July 31, 2000.


(9)      STOCKHOLDERS' EQUITY

         The Company's Board of Directors has authorized the repurchase of up to $25 million of the Company's common stock in the open market or in privately negotiated transactions. Through July 31, 2001, the Company has repurchased 2,589,143 shares of its common stock for $18,977,528 in such transactions since the inception of the Company's share repurchase program in October 1997. For the period from November 1, 2000 through July 31, 2001, the Company has purchased 285,400 shares of its common stock for $2,535,744 in such transactions. Subsequent to July 31, 2001 and through August 28, 2001, the Company has purchased an additional 464,300 shares of its common stock for $3,940,698 in such transactions.

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



                                                                     (Continued)
                                       10

                            OPTICAL CABLE CORPORATION
                Condensed Notes to Condensed Financial Statements
                         Nine Months Ended July 31, 2001
                                   (unaudited)

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

         At this early stage in the lawsuit, management cannot make a reasonable estimate of the monetary amount of its resolution or estimate a range of reasonably possible loss. If the Company is unsuccessful, it could be subject to damages that may be substantial and could have a material adverse effect on the Company's results of operations or liquidity.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD LOOKING INFORMATION

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, statements concerning our outlook for the future; statements of belief; future plans, strategies or anticipated events; and similar information and statements concerning matters that are not historical facts. The forward-looking information is subject to risks and uncertainties that may cause actual events to differ materially from our expectations. Factors that could cause or contribute to these differences include, but are not limited to, the level of sales to key customers; the economic conditions affecting network service providers; the slowdown in corporate spending on information technology; actions by competitors; fluctuations in the price of raw materials, including optical fiber; our dependence on a single manufacturing facility; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing; our dependence on a limited number of suppliers; an adverse price change in trading securities we hold; an adverse outcome in litigation, claims and other actions against us; technological changes and introductions of new competing products; and changes in market demand, exchange rates, productivity, weather and market and economic conditions in the areas of the world in which we operate and market our products.

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

We sell our products through our sales force to original equipment manufacturers and to major distributors, regional distributors and various smaller distributors. For the three months ended July 31, 2001 and 2000, approximately 56.5% and 57.8% of our net sales were from sales to our distributors. For the nine months ended July 31, 2001 and 2000, approximately 47.2% and 58.8% of our net sales were from sales to our distributors. International net sales were 29.1% and 20.8% of total net sales for the three months ended July 31, 2001 and 2000. International net sales were 25.1% and 21.5% of total net sales for the nine months ended July 31, 2001 and 2000. Substantially all of our international sales are denominated in U.S. dollars.

Net sales consist of gross sales of products, less discounts, refunds and returns. Revenue is recognized at the time of product shipment or delivery to the customer, based on shipping terms. We typically give greater discounts on large orders and on sales to distributors than on sales to the rest of our customer base, including original equipment manufacturers. For the three months ended July 31, 2001, 18.8% of our net sales were attributable to one domestic distributor. For the three months ended July 31, 2000, 27.5% of our net sales were attributable to two domestic distributors. For the nine months ended July 31, 2001 and 2000, 13.3% and 27.6% of our net sales were attributable to two domestic distributors. For the three months ended July 31, 2001 and 2000, 18.8% and 11.9% of our net sales were attributable to one of these distributors. For the nine months ended July 31, 2001 and 2000, 12.4% and 11.9% of our net sales were attributable to the same distributor. Another distributor accounted for 15.6% of net sales for the three months ended July 31, 2000 and 0.9% and 15.7% of net sales for the nine months ended July 31, 2001 and 2000. This distributor filed for liquidation under the bankruptcy laws in January 2001. As of October 31, 2000, we reserved approximately $1.8 million for estimated uncollectible accounts receivable from this distributor. As of January 31, 2001, we wrote off that $1.8 million reserve as well as an additional $419,000, for a total write-off of $2.2 million for estimated uncollectible accounts receivable from this distributor. Other than these two distributors, no single customer accounted for more than 5.0% of our net sales for the nine months ended July 31, 2001 or 2000.

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

Cost of goods sold consists of the cost of materials, compensation costs, product warranty costs and overhead related to our manufacturing operations. The largest percentage of costs included in cost of goods sold is attributable to costs of materials which are variable as opposed to fixed costs. As a result, cost of goods sold typically changes in proportion to increases and decreases in net sales.

Selling, general and administrative expenses consist of the compensation costs for sales and marketing personnel, shipping costs, travel expenses, customer support expenses, trade show expenses, advertising, bad debt expense, the compensation cost for administration, finance and general management personnel, as well as legal and accounting fees.

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

Subsequent to October 31, 2000, we continued to purchase and sell shares in the Nasdaq 100 Trust, and during this period the fair value of those shares continued to decline substantially. During the three months ended January 31, 2001, we recognized realized and unrealized net losses of $4.0 million; during the three months ended April 30, 2001, we recognized an additional realized and unrealized net loss of $5.2 million; and during the three months ended July 31, 2001, we recognized an additional realized and unrealized net loss of $596,000, for a total realized and unrealized net loss of $9.8 million included in other expense, net for the nine months ended July 31, 2001. As of July 31, 2001, our trading securities totaled $5.8 million and the outstanding margin borrowings totaled $2.5 million. For the nine months ended July 31, 2001, we incurred interest expense of $282,000 on the margin borrowings. The amount of net unrealized holding loss included in other expense, net for the nine months ended July 31, 2001 was $413,000.

Our last purchase of shares in the Nasdaq 100 Trust was on May 14, 2001. Subsequent to July 31, 2001 through August 28, 2001, the value of our trading securities held as of July 31, 2001 decreased by $506,000. It is possible that the price of our trading securities could continue to experience an adverse change in the near term.

Our active trading in the Nasdaq 100 Trust continued through May 14, 2001. Our Board of Directors has adopted an Investment Objectives and Guidelines policy, in which we state that we will make no additional cash investments in the above-mentioned Nasdaq 100 Trust or in stocks of other companies, and that any margin calls relating to the above-mentioned margin borrowings will be met solely through the sale of securities purchased on margin and not by further cash contributions. In addition, our Investment Objectives and Guidelines policy states that any future investments will be in U.S. dollar denominated short-term, interest-bearing, investment-grade securities.

RESULTS OF OPERATIONS

The following table sets forth selected line items from our condensed statements of operations as a percentage of net sales for the periods indicated:


                                                           Three Months Ended                  Nine Months Ended
                                                                July 31,                            July 31,
                                                    --------------------------------    --------------------------------
                                                         2001              2000              2001              2000
                                                    --------------    --------------    --------------    --------------
Net sales                                                    100.0 %           100.0 %           100.0 %           100.0 %
Cost of goods sold                                            56.7              54.0              55.0              54.3
                                                    --------------    --------------    --------------    --------------
      Gross profit                                            43.3              46.0              45.0              45.7
Selling, general and administrative expenses                  27.1              21.3              23.7              22.6
                                                    --------------    --------------    --------------    --------------
      Income from operations                                  16.2              24.7              21.3              23.1
Other income (expense), net                                   (4.4)             (2.5)            (20.6)              3.7
                                                    --------------    --------------    --------------    --------------
      Income before income tax expense                        11.8              22.2               0.7              26.8
Income tax expense                                             5.6               7.8               6.7               9.4
                                                    --------------    --------------    --------------    --------------
      Net income (loss)                                        6.2 %            14.4 %            (6.0)%            17.4 %
                                                    ==============    ==============    ==============    ==============


THREE MONTHS ENDED JULY 31, 2001 AND 2000

NET SALES

Net sales decreased 15.4% from $16.7 million for the three months ended July 31, 2000 to $14.1 million for the three months ended July 31, 2001. The decrease in net sales resulted from the impact of weak economic conditions on market demand, as the industries we serve reduced or delayed capital spending. In addition, a decrease in demand for cable containing multimode fiber (which typically has a higher relative sales price) was partially offset by an increase in demand for cable containing single-mode fiber (which typically has a lower relative sales price). Total fiber meters shipped in the third quarter was down 1.8% from the same period last year as a result of a 5.5 million meter decrease in multimode fiber shipped. This was partially offset by a 4.5 million meter increase in single mode fiber shipped. Cable containing multimode fiber is generally used for datacom applications, while cable containing singlemode fiber is generally used for telecom/CATV/internet applications.

During the first week of September 2001, we reacted to the impact of weak economic conditions on market demand by announcing the layoff of 27 employees (2 of which were part-time employees), or approximately 12% of our total workforce. We had added 49 new positions and production capacity during the first and second quarters of the fiscal year ending October 31, 2001, in response to record product demand. Most of the employees included in the workforce reduction were hired during this period, and some were still in various stages of training.

GROSS PROFIT

Gross profit decreased 20.2% from $7.7 million for the three months ended July 31, 2000 to $6.1 million for the three months ended July 31, 2001. Gross margin, or gross profit as a percentage of net sales, was 46.0% for the three months ended July 31, 2000 compared to 43.3% for the three months ended July 31, 2001. The lower gross margin percentage was attributable to manufacturing costs not decreasing proportionally to the decrease in net sales, which was partially offset by an increase in the proportion of sales to original equipment manufacturers (OEMs) compared to distributors. Sales to OEM's generally have a higher profit margin than sales to distributors. Net sales to distributors were 58.0% of net sales for the three months ended July 31, 2000 compared to 56.5% for the three months ended July 31, 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 7.8% from $3.5 million for the three months ended July 31, 2000 to $3.8 million for the three months ended July 31, 2001. Selling, general and administrative expenses as a percentage of net sales were 21.3% for the three months ended July 31, 2000 compared to 27.1% for the three months ended July 31, 2001. This increase was primarily a result of increased marketing efforts.

INCOME FROM OPERATIONS

Income from operations decreased 44.4% from $4.1 million for the three months ended July 31, 2000 to $2.3 million for the three months ended July 31, 2001. This decrease was due to the $1.5 million decrease in gross profit and the $277,000 increase in selling, general and administrative expenses.

OTHER EXPENSE, NET

Other expense, net increased 52.8% from $403,000 for the three months ended July 31, 2000 to $616,000 for the three months ended July 31, 2001. This increase was due to increased losses on our trading securities. We recorded losses on trading securities, net of $417,000 for the three months ended July 31, 2000 compared to losses on trading securities, net of $596,000 for the three months ended July 31, 2001. In addition, for the three months ended July 31, 2001, we incurred interest expense of $34,000 on short-term margin borrowings related to our trading securities. Please see our discussion of these trading securities in "Overview" above.

INCOME BEFORE INCOME TAX EXPENSE

Income before income tax expense decreased 55.0% from $3.7 million for the three months ended July 31, 2000 to $1.7 million for the three months ended July 31, 2001. This decrease was primarily due to the $1.5 million decrease in gross profit, the $277,000 increase in selling, general and administrative expenses, and the $213,000 increase in other expense, net.

INCOME TAX EXPENSE

Income tax expense decreased 39.2% from $1.3 million for the three months ended July 31, 2000 to $792,000 for the three months ended July 31, 2001. Our reported income tax expense for the three months ended July 31, 2001, differed from the expected income tax expense, computed based on an expected effective tax rate of 35.0%, due primarily to the increase in our valuation allowance for deferred tax assets in the amount of $225,000. As of July 31, 2001, we have assessed the realizability of our deferred tax assets relating to the capital loss carryforward and unrealized net loss from our trading securities totaling $3.4 million and have determined that it is more likely than not that these deferred tax assets will not be realized. In order to fully realize these deferred tax assets, we would need to generate future capital gains of approximately $9.0 million prior to the expiration of the capital loss carryforward in 2006. For the three months ended July 31, 2000, our effective tax rate was 35.2%.

NET INCOME

Net income decreased 63.5% from $2.4 million for the three months ended July 31, 2000 to $875,000 for the three months ended July 31, 2001. This decrease was due to the $2.0 million decrease in income before income tax expense, partially offset by the $510,000 decrease in income tax expense.

NINE MONTHS ENDED JULY 31, 2001 AND 2000

NET SALES

Net sales increased 18.1% from $41.0 million for the nine months ended July 31, 2000 to $48.5 million for the nine months ended July 31, 2001. This increase was attributable to record net sales during our first and second quarters of fiscal year 2001, partially offset by lower sales in the current quarter. Total fiber meters shipped increased 25.2% from 139.9 million fiber meters shipped in the nine months ended July 31, 2000, to 175.1 million fiber meters shipped in the nine months ended July 31, 2001. This increase in fiber meters shipped was a result of a 6.9 million increase in multimode fiber meters shipped and a 28.3 million increase in single-mode fiber meters shipped.

GROSS PROFIT

Gross profit increased 16.2% from $18.8 million for the nine months ended July 31, 2000 to $21.8 million for the nine months ended July 31, 2001. Gross margin, or gross profit as a percentage of net sales, was 45.7% for the nine months ended July 31, 2000 compared to 45.0% for the nine months ended July 31, 2001. This decrease in gross margin was attributable to a decrease in the proportion of sales to original equipment manufacturers compared to distributors and was partially offset by a decrease in the ratio of sales from large orders which are typically at lower gross margins. Net sales to distributors were 59.7% of net sales for the nine months ended July 31, 2000 compared to 47.2% for the nine months ended July 31, 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 23.9% from $9.3 million for the nine months ended July 31, 2000 to $11.5 million for the nine months ended July 31, 2001. Selling, general and administrative expenses as a percentage of net sales were 22.6% for the nine months ended July 31, 2000 compared to 23.7% for the nine months ended July 31, 2001. This increase was primarily a result of increased marketing efforts and the increase in bad debt expense in the amount of $419,000 related to one of our distributors that filed for liquidation under the bankruptcy laws in January 2001.

INCOME FROM OPERATIONS

Income from operations increased 8.7% from $9.5 million for the nine months ended July 31, 2000 to $10.3 million for the nine months ended July 31, 2001. This increase was due to the $3.0 million increase in gross profit, partially offset by the $2.2 million increase in selling, general and administrative expenses.

OTHER INCOME (EXPENSE), NET

Other income, net decreased from $1.5 million for the nine months ended July 31, 2000 to other expense, net of $10.0 million for the nine months ended July 31, 2001. This decrease was primarily due to losses on our trading securities. We recorded gains on trading securities, net of $1.3 million for the nine months ended July 31, 2000 compared to losses on trading securities, net of $9.8 million for the nine months ended July 31, 2001. In addition, for the nine months ended July 31, 2001, we incurred interest expense of $282,000 on short-term margin borrowings related to our trading securities. Please see our discussion of trading securities in "Overview" above.

INCOME BEFORE INCOME TAX EXPENSE

Income before income tax expense decreased from $11.0 million for the nine months ended July 31, 2000 to $336,000 for the nine months ended July 31, 2001. This decrease was primarily due to the $9.8 million losses on trading securities, net and the $2.2 million increase in selling, general and administrative expenses, partially offset by increases in sales volume and gross profit.

INCOME TAX EXPENSE

Income tax expense decreased 16.5% from $3.9 million for the nine months ended July 31, 2000 to $3.2 million for the nine months ended July 31, 2001. Our reported income tax expense for the nine months ended July 31, 2001 differed from the expected income tax benefit, computed based on an expected effective tax rate of 35.0%, due primarily to the establishment of a valuation allowance for deferred tax assets in the amount of $3.4 million. As of July 31, 2001, we have assessed the realizability of our deferred tax assets relating to the capital loss carryforward and unrealized net loss from our trading securities and have determined that it is more likely than not that these deferred tax assets will not be realized. In order to fully realize these deferred tax assets, we would need to generate future capital gains of approximately $9.0 million prior to the expiration of the capital loss carryforward in 2006. For the nine months ended July 31, 2000, our effective tax rate was 35.2%.

NET INCOME (LOSS)

Net income decreased from $7.1 million for the nine months ended July 31, 2000 to a net loss of $2.9 million for the nine months ended July 31, 2001. This decrease was due to the $10.7 million decrease in income before income tax expense, partially offset by the $639,000 decrease in income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital needs have been to fund working capital requirements and capital expenditures. Our primary source of capital has been cash provided from operations. Our bank lines of credit described below provide us with an additional source of liquidity. There was no balance outstanding under the lines of credit as of the end of fiscal year 2000. As of July 31, 2001, $841,000 was outstanding under the line of credit.

Our cash and cash equivalents totaled $888,000 as of July 31, 2001, a decrease of $571,000, compared to $1.5 million as of October 31, 2000. The cash and cash equivalents decrease for the nine months ended July 31, 2001 was primarily due to the purchase of property and equipment totaling $1.7 million and the repurchase of common stock totaling $2.5 million related to our common stock repurchase program, partially offset by net cash provided by operating activities of $2.8 million and proceeds from notes payable of $841,000.

Our working capital was $25.8 million on July 31, 2001, compared to $32.0 million on October 31, 2000, a decrease of $6.2 million. The ratio of current assets to current liabilities as of July 31, 2001, was 3.9 to 1, compared to 4.6 to 1 as of October 31, 2000. The change in working capital was primarily caused by a decrease in trading securities of $12.2 million, partially offset by an increase in trade accounts receivable, net of $1.5 million, an increase in inventories of $6.4 million and a decrease in payable to investment broker of $3.1 million. The increase in inventories resulted from the buildup of finished goods inventory, an increase in fiber shipments by our suppliers and delayed shipment of our products to customers due to a reduction in their capital spending.

Net cash provided by operating activities was $2.8 million for the nine months ended July 31, 2001 compared to net cash used in operating activities of $6.2 million for the nine months ended July 31, 2000. Net cash provided by operating activities for the nine months ended July 31, 2001 was primarily provided by a decrease in trading securities of $11.8 million and an increase in accounts payable and accrued expenses of $2.6 million, partially offset by an increase in trade accounts receivable of $2.0 million, an increase in inventories of $6.4 million and a decrease in amounts payable to investment broker of $3.1 million. For the nine months ended July 31, 2000, net cash used in operating activities was due to the purchase of $13.8 million in trading securities, an increase in trade accounts receivable of $2.5 million, and a decrease in accounts payable and accrued expenses of $892,000, partially offset by cash provided by operating income, realized net gains on trading securities of $2.1 million, a decrease in inventories of $1.6 million and an increase in payable to investment broker of $669,000.

Net cash used in investing activities totaled $1.8 million and $1.0 million for the nine months ended July 31, 2001 and 2000. Net cash used in investing activities was mainly for expenditures related to facilities and equipment for the nine months ended July 31, 2001 and 2000. In October 2000, we entered into agreements to purchase certain machinery and equipment totaling approximately $872,000. Total remaining commitments under the machinery and equipment purchase agreements as of July 31, 2001 approximated $240,000. There are no other material commitments for capital expenditures as of July 31, 2001.

Net cash used in financing activities was $1.5 million for the nine months ended July 31, 2001, compared to net cash provided by financing activities of $964,000 for the nine months ended July 31, 2000. Net cash used in financing activities for the nine months ended July 31, 2001 was primarily related to the repurchase of shares of our common stock. Net cash provided by financing activities for the nine months ended July 31, 2000 was primarily related to proceeds from the exercise of employee stock options.

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

Commencing in October 1997, our Board of Directors authorized the repurchase of up to $25 million of our common stock in the open market or in privately negotiated transactions. Through July 31, 2001, we had repurchased 2.6 million shares of our common stock for approximately $19.0 million. Subsequent to July 31, 2001 and through August 28, 2001, we have repurchased an additional 464,300 shares of our common stock for approximately $3.9 million. The repurchases have been funded through cash flows from operations.

Under a loan agreement with our bank dated March 10, 1999, we have a $5.0 million secured revolving line of credit available for general corporate purposes and a $10.0 million secured revolving line of credit available to fund potential acquisitions, mergers and joint ventures. The lines of credit bear interest at 1.5% above the monthly LIBOR rate (5.25% as of July 31, 2001) and are equally and ratably secured by our accounts receivable, contract rights, inventory, furniture and fixtures, machinery and equipment and general intangibles. The lines of credit will expire on March 31, 2002, unless they are further renewed or extended. As of July 31, 2001, we also had margin borrowings outstanding of $2.5 million related to our trading securities in the Nasdaq 100 Trust. If there are further declines in the fair value of the Nasdaq 100 Trust, we may be required to liquidate our position in the Nasdaq 100 Trust to meet margin calls. We believe that our cash flow from operations, liquidation of trading securities and available lines of credit will be adequate to fund our operations for at least the next twelve months.

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

In July 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations. The use of the pooling-of-interests method is prohibited for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and certain intangible assets would no longer be amortized, but rather be tested for impairment annually or whenever an event occurs indicating that the asset may be impaired. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 is not expected to have a material effect on our financial position, results of operations or liquidity.

In August 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, an entity would recognize a gain or loss on settlement.

SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material effect on our financial position, results of operations or liquidity.

As of August 28, 2001, there are no new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company's financial position, operating results or financial statement disclosures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of July 31, 2001 and October 31, 2000, our financial instruments are not exposed to significant market risk due to interest rate risk, foreign currency exchange risk or commodity price risk. However, as of July 31, 2001 and October 31, 2000, our trading securities, which consist of shares in the Nasdaq 100 Trust, are exposed to equity price risk. The Nasdaq 100 Trust is designed to track closely the price and yield performance of the Nasdaq 100 stock index. As of July 31, 2001 and October 31, 2000, our trading securities, valued at approximately $5.8 million and $18.0 million, have experienced a 15.7% and 2.7% decline in value since the date of purchase. Subsequent to July 31, 2001 through August 28, 2001, the value of the Company's trading securities held as of July 31, 2001 decreased by approximately 8.7%, or approximately $506,000.

The price of these trading securities could continue to experience a further adverse change in the near term. For illustration purposes, assuming a 30.0% further adverse change in the market price of the Nasdaq 100 Trust subsequent to July 31, 2001, our trading securities would decrease in value by an additional $1.7 million, based on the value of our portfolio of approximately $5.8 million as of July 31, 2001. This assumption is not necessarily indicative of future performance and actual results may differ materially.

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

In addition, four charges of discrimination were filed with the EEOC in May and November of 2000, by three of our former employees and an applicant for employment, alleging age and race related claims under the Age Discrimination in Employment Act and Title VII of the Civil Rights Act of 1964. On each of these matters, we filed with the EEOC a statement of our position denying the allegations. The EEOC has dismissed three of these charges but has yet to issue a determination on the fourth charge. No litigation has been filed against us in connection with these charges.


ITEM 5.  OTHER INFORMATION

We have increased the number of members of our Board of Directors from five to seven. Our Board has appointed Thomas R. Brock and Neil Wilkin as the new members. In addition, Mr. Wilkin has been hired to serve as our Senior Vice President and Chief Financial Officer.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits required by Item 601 of Regulation S-K for the nine months ended July 31, 2001.

                  None.

         (b) Reports on Form 8-K filed during the three months ended July 31, 2001.

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           OPTICAL CABLE CORPORATION
                                                  (Registrant)



Date: September 14, 2001                   /s/Robert Kopstein
                                           -------------------------------
                                           Robert Kopstein
                                           Chairman of the Board, President and
                                             Chief Executive Officer



Date: September 14, 2001                   /s/Neil D. Wilkin, Jr.
                                           -------------------------------
                                           Neil D. Wilkin, Jr.
                                           Senior Vice President and Chief
                                             Financial Officer
                                           (principal financial officer)



Date: September 14, 2001                   /s/Kenneth W. Harber
                                           -------------------------------
                                           Kenneth W. Harber
                                           Vice President of Finance, Treasurer
                                             and Secretary
                                           (principal accounting officer)