Form 10-K
period 2001-10-31
OPTICAL CABLE CORP
filed 2002-01-29
CIK 1000230

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2001        Commission file number 0-27022
------------------------------------------        ------------------------------

                            OPTICAL CABLE CORPORATION
                            -------------------------
             (Exact name of registrant as specified in its charter)

                         Virginia                     54-1237042
            (State or other jurisdiction of        (I.R.S. Employer
             incorporation or organization)       Identification No.)

              5290 Concourse Drive, Roanoke, VA            24019
           (Address of principal executive offices)      (Zip Code)

        Registrant's telephone number, including area code (540) 265-0690

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                            Name of Each Exchange on
                Title of Each Class            Which Registered
                -------------------            ----------------

            Common Stock, No Par Value    OTC (Nasdaq National Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  (1)   Yes x       No                  (2)   Yes x       No
  -----------------------------------------------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of December 31, 2001, the last practicable date available with respect to affiliate holdings, 37,486,249 shares of voting common stock, with a market value of $61,102,585 were held by non-affiliates of the registrant.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                Class                       Outstanding at December 31, 2001
                -----                       --------------------------------

     COMMON STOCK, NO PAR VALUE                     55,431,279 SHARES

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Optical Cable Corporation Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                                     PART I

Item 1.  Business.
------------------

FORWARD-LOOKING INFORMATION

This report may contain certain "forward-looking" information within the meaning of the federal securities laws. The forward-looking information may include, among other information, statements concerning our outlook for the future, statements of belief, future plans, strategies or anticipated events, and similar information and statements concerning matters that are not historical facts. The forward-looking information is subject to risks and uncertainties that may cause actual events to differ materially from our expectations. Factors that could cause or contribute to such differences include, but are not limited to, the level of sales to key customers or distributors; the economic conditions affecting network service providers; the slowdown in corporate spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber); our dependence on a single manufacturing facility; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing; our dependence on a limited number of suppliers; volume commitments made to certain of our suppliers; an adverse outcome in litigation, claims and other actions, and potential litigation, claims and other actions against us, including, but not limited to, the shareholder litigation that has been filed and other claims related to actions of our former Chairman, President and Chief Executive Officer; the effect of sales of common stock by the various brokerage firms alleging that our former Chairman, President and Chief Executive Officer pledged substantially all of his personally-held unregistered shares of Optical Cable Corporation (the "Company") to cover personal margin loans; technological changes and introductions of new competing products; the current recession; terrorist attacks or acts of war, particularly given the acts of terrorism against the United States on September 11, 2001 and subsequent military responses by the United States; ability to retain key personnel; changes in market demand; exchange rates; productivity; weather; and market and economic conditions in the areas of the world in which the Company operates and markets its products.

GENERAL

We are a leading manufacturer of a broad range of tight-buffered fiber optic cables for the local area network and premise markets, often referred to as the enterprise market. Our tight-buffered fiber optic cables are well-suited for use in short to moderate distance applications to connect metropolitan, access and enterprise networks. Our tight-buffered fiber optic cables are derived from technology originally developed for military applications requiring rugged, flexible and compact fiber optic cables. Our tight-buffered fiber optic cables can be used both indoors and outdoors, are easy and economical to install, provide a high degree of reliability and offer industry leading performance characteristics. We have designed and implemented an efficient and automated manufacturing process based on proprietary technologies. This enables us to produce high quality indoor/outdoor tight-buffered fiber optic cable rapidly and cost efficiently.

The Company was incorporated in 1983. The Company's executive offices are located at 5290 Concourse Drive, Roanoke, Virginia 24019. The Company's telephone number is (540) 265-0690.

INDUSTRY BACKGROUND

Increased Demand for Bandwidth

The number of communications networks and the quantity of information transmitted over them have increased in recent years due to the growth of data intensive applications, such as Internet access and e-commerce, e-mail, video conferencing, multimedia file transfers, and the movement of large blocks of stored data across networks. Despite the recent slowdown in such growth, we believe that demand for bandwidth will increase over the long term.

Network service providers have focused on improving the transmission capacity, or bandwidth, and performance of their networks to keep pace with the increase in traffic. At the same time, the bandwidth of enterprise networks continues to increase with innovations in networking equipment. These improvements have resulted in additional bandwidth intensive applications, further increasing the demand for bandwidth. We believe that these ongoing improvements will continue to generate growth in data, video and voice communications over networks.

Deployment of Optical Networks

To meet the demand for more bandwidth and better network performance, optical networks are being deployed because they provide substantially higher data transmission rates, significantly increased bandwidth and improved reliability. Compared to copper wire, optical fiber has thousands of times the information carrying capacity, occupies much less space and operates more reliably over greater distances. Optical fiber is immune to the electromagnetic interference that causes static in copper wire transmission, as well as to electrical surges. Optical fiber is also a safer choice in environments where flammability is an issue because it does not carry electricity. In addition, communications over optical fiber networks are more secure than communications over copper wire networks because tapping into fiber optic cable without detection is difficult.

Optical networks are comprised of a variety of networking equipment and components required to transmit, process, change, amplify and receive light that carries data, video and voice communications over fiber optic cables from one location to another. Optical networks were originally deployed to serve the needs of large network service providers to carry communications traffic over long distances between cities and across continents. Improvements in performance and reductions in the cost of optical networking equipment have made it economically feasible to deploy optical networks in short to moderate distance applications such as enterprise networks. To bring the bandwidth and performance of optical networks to metropolitan markets and end-users, short to moderate distance fiber optic cabling infrastructure must be deployed in cities and enterprises and connected to the long-haul fiber optic infrastructure.

Optical fiber is deployed in four primary types of communications networks: long-haul, enterprise, metropolitan and access.

    Long-haul Networks. Long-haul networks are long distance, inter-continental and inter-city communications systems that typically employ high fiber count fiber optic cables and advanced, expensive fiber optic networking equipment for the purpose of transmitting large quantities of data, video and voice communications over long distances. Until recently, this segment has historically experienced strong growth as network providers have sought to improve network infrastructure and support the increased demand for new services and greater traffic volumes. To date, the telecommunications industry has mainly focused on the build-out of the long-haul fiber optic infrastructure. This build-out has slowed substantially recently.

    Enterprise Networks. Enterprise networks, often referred to as local area networks or LANs, are communications systems used to transport data, video and voice communications within organizations such as businesses, government agencies and educational institutions. Enterprise networks connect computer users within an organization and allow users to share computer resources. As demand for bandwidth has increased, enterprise networks have increasingly utilized fiber optic technology. Optical fiber was first deployed in the major data routes or backbones of enterprise networks and is increasingly deployed to the end-user's desktop for high performance applications.

    Metropolitan Networks. Metropolitan networks are communications systems used to transport data, video and voice communications between major distribution points in metropolitan areas. These networks connect long-haul networks to access networks. They are generally rings of optical fiber that circle metropolitan areas, with branches of optical fiber that transmit information from the ring to co-location centers, data centers or other major distribution points located throughout the metropolitan area. These major distribution points are connected to access networks which in turn connect end-users to a communications network. Service providers, including telephone companies and cable television operators, continue to invest in the metropolitan fiber optic infrastructure to reduce capacity constraints resulting from the increase in data, video and voice communications and demand for enhanced services.

    Access Networks. Access networks are communications systems that connect metropolitan networks to end-users such as businesses, residences and governmental agencies. Historically, access networks have been built using copper wire systems due to significant cost advantages over competing technologies, including fiber optic networks. However, copper wire systems are becoming increasingly insufficient to meet end-users' demand for new services that require high bandwidth and fast transmission speeds. Therefore, fiber optic technology is being increasingly deployed in access networks. This has only recently become economically feasible due to technological improvements in information transmission technologies and significant cost reductions in optical networking equipment and components. We believe that additional technological improvements and equipment cost reductions will accelerate the deployment of optical fiber to the end-user.


Historically, the vast majority of optical fiber has been installed in long-haul networks with the long-haul capacity exceeding current demand. Subject to the recent economic slowdown and funds for expansion being available, we believe that over the long term optical fiber installations in metropolitan, access and enterprise networks will experience growth as a result of several factors. Among those factors are the increasing demand for bandwidth by commercial and residential end-users, improvements in information transmission technologies and significant cost reductions in optical networking equipment and components. We believe these technological improvements and cost reductions will require the build-out of optical networks in the metropolitan, access and enterprise markets.



Fiber Optic Cables

Optical fiber must be processed into fiber optic cables before it can be installed in a fiber optic network. Fiber optic cables serve several purposes. Fiber optic cable aggregates multiple strands of optical fiber into a single, easy to handle package and protects the optical fiber from damage during installation and from damage that can be caused by a wide variety of environmental factors after installation. A typical fiber optic cable begins with one or more optical fibers that are each coated with a very thin layer of plastic material called a buffer. Groups of buffered optical fiber are further protected by secondary buffers or grouped into plastic tubes that are stranded together with aramid yarns, such as Kevlar(TM), which protect the optical fibers from damage that can occur when the fiber optic cable is pulled and stretched during installation. This combination of elements is then covered with one or more layers of plastic or steel that serves as a protective outer jacket, to make a fiber optic cable.

Fiber optic cable designs can be grouped into three primary categories: loose tube, indoor tight-buffered, and indoor/outdoor tight-buffered.

    Loose Tube Fiber Optic Cable. A typical loose tube fiber optic cable consists of optical fibers that have a thin primary buffer coating and are grouped into one or more thin, rigid tubes that are flooded with gel to provide moisture protection to the optical fiber. The tubes are stranded around a strength element, such as a central strand of fiberglass or steel. This combination of elements is again flooded with gel and covered with one or more layers of plastic or steel that serves as a protective outer jacket, resulting in a loose tube fiber optic cable. A single loose tube fiber optic cable often contains many optical fibers, with groups of optical fibers contained in the individual tubes within the fiber optic cable. This type of fiber optic cable is relatively stiff and is primarily used for long, relatively straight outdoor runs, such as in long-haul networks and in parts of metropolitan networks. One major drawback to the typical design of loose tube fiber optic cable is that it is difficult to terminate. Termination is the point where the optical fiber is either connected to another optical fiber or to communications equipment. Termination of a loose tube fiber optic cable requires extensive cleaning of the gel filling and preparation of the fiber ends. This is a messy, time consuming and expensive process, which translates into higher installation costs. As a result, we believe loose tube fiber optic cables are generally less suitable for shorter distance applications and for applications that have a large number of termination points. Also, under various environmental conditions, loose tube fiber optic cables may experience problems with water penetration and chemical interaction of the gel with fiber buffers that can cause the optical fiber to become weak and brittle over time. Furthermore, most loose tube fiber optic cables are not suited for indoor use because they are flammable.

    Tight-Buffered (Indoor) Fiber Optic Cable. Tight-buffered fiber optic cable consists of optical fibers that have a primary buffer coating and an additional, heavier secondary tight buffer coating that is placed on each individual optical fiber for added protection. This combined buffer coating is typically three times thicker than the buffer used in loose tube fiber optic cables, providing much greater mechanical and environmental protection for each individual optical fiber. To form the fiber optic cable, groups of buffered optical fibers are combined with aramid yarn and sometimes other strength elements and covered with an outer protective jacket. Since these fiber optic cables are designed for indoor use, there is no need for gel or other fillings to protect against moisture. Tight-buffered fiber optic cable addresses many of the shortfalls presented by loose tube cable. It is significantly easier and faster to terminate because, without the messy gel, it requires no cleaning and little preparation. However, due to the amount of buffer material used in tight-buffered fiber optic cable, it can be too unwieldy and costly for long-haul, high fiber count applications. Furthermore, standard indoor tight-buffered fiber optic cable is not designed to withstand the additional environmental challenges presented by outdoor use.

    Tight-Buffered (Indoor/Outdoor) Fiber Optic Cable. In many fiber optic cable installations, loose tube fiber optic cables are terminated at building entrances and spliced to standard indoor tight-buffered fiber optic cable, which is run indoors. We believe this installation method is not optimal due to the considerable time and expense associated with these multiple terminations and the potential for ongoing fiber failures and optical signal loss at the termination points. The introduction of indoor/outdoor tight-buffered fiber optic cable alleviated these issues. Indoor/outdoor tight-buffered fiber optic cable enjoys all of the benefits of standard tight-buffered fiber optic cable, but its design, fabrication techniques and materials enable it to survive the range of conditions presented by outdoor installations. These same characteristics can make indoor/outdoor tight-buffered cable more rugged and survivable even in indoor only installations where, for example, there can be long pulling distances through conduits with a variety of bends and corners. Additional outdoor environmental challenges might include exposure to moisture, ultra-violet radiation and a variety of microorganisms, animals and insects.

    Indoor/outdoor tight-buffered fiber optic cable can be run directly into buildings without the need for costly and time-consuming transitions from loose tube fiber optic cable at building entrances. As a result, we believe indoor/outdoor tight-buffered fiber optic cable is ideal for use in short and moderate distance applications in metropolitan, access and enterprise networks which require a strong, flexible cable and have numerous termination points and subject to the recent economic slowdown and funds being available for expansion, such as in installations at universities, corporate campuses, industrial and office complexes, and in a variety of other applications where multiple buildings are interconnected. Due to the significant advantages in moderate distance applications with numerous termination points and subject to the recent economic slowdown and funds being available for expansion, we believe that the market for indoor/outdoor tight-buffered fiber optic cable is poised for growth as fiber optic technology is increasingly deployed in metropolitan and access networks. Additionally, indoor/outdoor tight-buffered fiber optic cable is also well suited and more survivable in enterprise installations.

OUR SOLUTION

     Focus on Indoor/Outdoor Tight-buffered Cable

     We manufacture and market a broad range of indoor/outdoor tight-buffered fiber optic cables for use in a variety of short to moderate distance applications which are designed to be rugged and more survivable.

     Fiber optic cables used for short to moderate distance applications may be subjected to many different stress environments. Cables installed inside buildings may be routed through cable trays, floor ducts, conduits and walls and may encounter sharp corners or edges. They may be pulled without lubricant, resulting in higher pull tensions, and stressed to the breaking point if care is not used. In the outdoor and underground environments, cables are often subjected to moisture, ultra-violet radiation and long pulling distances through conduits with a variety of bends and corners, resulting in high pulling tensions. These conditions can be aggravated if installers are not adequately trained in the installation of fiber optic cable. We recognized that, for many applications, the stresses on the cables during installation are similar to those in the military tactical environment, for which our technology was initially developed. We applied this technology to commercial products serving a market that could not be adequately served by loose-tube gel-filled cable or indoors only tight-buffered fiber optic cable.

     We believe our indoor/outdoor tight-buffered fiber optic cables provide significant advantages to distributors, installers, systems integrators and most importantly, end-users. We believe installers and systems integrators find that the multipurpose feature of our fiber optic cables can significantly reduce installation costs by eliminating the need to transition from outdoor fiber optic cable to indoor fiber optic cable at a building entrance. Our products also enhance network reliability by eliminating splices and reducing potential stress on optical fibers that could lead to breakage. We believe the simplified installation, lower cost and enhanced reliability of our products are valued by the end-user because a long lasting, trouble-free fiber optic cable minimizes down time and maximizes system availability.

     Technological Advantages

     As a result of our experience developing tight-buffered fiber optic cables, in particular to meet the stringent requirements for military applications, we believe we have a unique technology base that provides significant advantages in addressing the tight-buffered fiber optic cable market. We have developed considerable expertise in fiber optic cable design, manufacturing and production processes that enable us to produce high performance fiber optic cables cost effectively. Our indoor/outdoor tight-buffered fiber optic cables are designed to provide superior protection against exposure to the elements.

    Automated Manufacturing Capabilities

    We have designed and developed proprietary manufacturing software and hardware that provides us with automated and technically precise manufacturing capabilities. The automation of our manufacturing process has provided us with a number of important benefits. The most important benefit is that it allows us to produce high-quality fiber optic cable at a low cost. Another important benefit is that we are able to respond to customer requests for additional or unique products. Finally, many of our important technological advances result from our ability to modify and refine our production process.

    Customer Focus

    We focus on supporting our customers to enhance their business, and we work closely with our customers to identify and define their unique requirements. Sometimes this requires us to create custom fiber optic cables for a variety of special applications and environments. We have established close relationships with our customers. We believe these close relationships allow us to better understand our customers' specific needs, gives our customers an opportunity to understand how our products can uniquely satisfy their needs, and allow us to deliver more responsive solutions and support. By becoming involved early in our customers' network design process, we hope to have the opportunity to have our products specified as the fiber optic cables for the customer's network.

    Broad Product Offering

    We manufacture a broad, state-of-the-art line of tight-buffered fiber optic cables. We produce what we believe to be the industry's widest array of indoor/outdoor tight-buffered fiber optic cables with features and performance characteristics to address the needs of the metropolitan, access and enterprise markets. Our fiber optic cables range from small single fiber cables for patch cords to large high fiber count fiber optic cables for major network trunks and from fiber optic cables used in computer facilities to those used in underground installations. We also offer aerial self-supporting fiber optic cables for easy installation on pole lines, military tactical fiber optic cables, and specialty fiber optic cables for special markets. This wide range of products makes us attractive as a one-stop source for customers with unique as well as standard fiber optic cable requirements.

    Our Strategy

    Our objective is to be the leading manufacturer and supplier of indoor/outdoor tight-buffered fiber optic cables for metropolitan, access and enterprise networks. We intend to expand our business by providing fiber optic cables that are versatile, reliable, cost effective and responsive to evolving market requirements.

PRODUCTS

We manufacture and market a broad array of fiber optic cables that provide high bandwidth transmission of data, video and voice communications over short to moderate distances. Our product line is diverse and versatile, in keeping with evolving application needs of customers within our markets. Our tight-buffered fiber optic cables address the needs of the metropolitan, access and enterprise networks.


The following summarizes the various types of fiber optic cables we produce and their attributes:



    A-Series Assembly Fiber Optic Cables. Our A-Series fiber optic cables contain one or two optical fiber units. A-Series fiber optic cables contain tight-buffered optical fibers which are surrounded by a layer of Kevlar(TM) or other aramid yarn strength members to prevent the optical fiber from being stretched if there is tension on the fiber optic cable. A flexible and resilient thermoplastic outer jacket is then applied to further strengthen and protect the optical fiber. These fiber optic cables are used for jumpers, which are short length patch cords, and for pigtails, which are short lengths of fiber optic cable with a connector on one end. Various outer jacket materials are offered to provide flammability ratings and handling characteristics tailored to customers' needs. These fiber optic cables are often privately labeled and sold to original equipment manufacturers that produce the fiber optic cable assemblies.

    B-Series Breakout Fiber Optic Cables. Our B-Series fiber optic cables consist of a number of subcables, each consisting of a single optical fiber, Kevlar(TM) or other aramid yarn strength members and a subcable jacket. These subcables are tightbound in a pressure extruded, high performance Core-Locked(TM) PVC outer jacket to form the finished multifiber fiber optic cables. Like the A-Series fiber optic cables, the subcables are intended to be terminated directly with connectors. This direct termination feature makes this fiber optic cable type particularly well suited for shorter distance installations, where there are many terminations and termination costs are more significant. The materials and construction of the fiber optic cable permit its use both indoors and outdoors. These features make the fiber optic cables cost effective for use in campus and industrial complex installations and between and within buildings since there is no need to splice outdoor fiber optic cables to indoor fiber optic cables at the building entrance.

    D-Series Distribution Fiber Optic Cables. Our D-Series fiber optic cables are made with the same tight-buffered optical fiber as the B-Series fiber optic cables and with a high performance PVC outer jacket. Our D-Series fiber optic cables are also available with a Core-Locked jacket. Unlike the B-Series fiber optic cables, however, each tight-buffered optical fiber in a D-Series fiber optic cable is not covered with a separate subcable jacket. D-Series fiber optic cables are intended for longer distance applications, where termination considerations are less important and often traded off for size, weight and cost. The tight-buffered optical fiber and high performance PVC outer jacket make D-Series fiber optic cables rugged and survivable, with a small, lightweight configuration. They can also be armored for additional protection for use in buried and overhead installations. The high strength to weight ratio of these fiber optic cables makes them well suited for installations where long lengths of fiber optic cables must be pulled through duct systems. D-Series fiber optic cables are used in relatively longer length segments of installations, such as trunking, LAN and distribution applications, optical fiber in the loop, optical fiber to the curb and drop cables.

    G-Series Subgrouping Fiber Optic Cables. Our G-Series fiber optic cables combine a number of multifiber subcables, each similar to a D-Series fiber optic cable. Each multifiber subcable is tightbound with an elastomeric jacket, providing excellent mechanical and environmental performance. These subcables are contained in a pressure extruded, high performance Core-Locked(TM) PVC outer jacket to form the finished fiber optic cable. This design permits the construction of very high fiber count fiber optic cables. These fiber optic cables may be used where groups of optical fibers are routed to different locations. We have developed a subgroup fiber optic cable containing over 1,000 optical fibers intended for high density, moderate length routes such as urban telephone distribution systems.

    Other Fiber Optic Cable Types. We produce many variations on the basic fiber optic cable styles discussed above for more specialized installations. For outdoor applications, we can armor both the B-Series and D-Series fiber optic cables with corrugated steel tape for further protection in underground or overhead installations. For overhead installations on utility poles, we offer several self-supporting versions of the D-Series fiber optic cables, with higher performance outer jackets. Our fiber optic cables are available in several flammability ratings, including plenum for use in moving air spaces in buildings, and riser for less critical flame-retardant requirements. Zero halogen versions of the B-Series and D-Series fiber optic cables are available for use in enclosed spaces where there is concern over release of toxic gases during fire. We offer composite fiber optic cables combining optical fiber and copper wires to facilitate the transition from copper wire to optical fiber-based systems without further installation of fiber optic cables. We also offer specialty fiber optic cables, including military tactical and mining fiber optic cables.

CUSTOMERS

We have a global customer base, including distributors, original equipment manufacturers, system integrators, electrical contractors, value added resellers and end-users. The following is a list of representative types of end-users of our fiber optic cables:

o Cable Television System Operators. Cable television system operators continue to upgrade their networks to add optical fiber to their networks. Similar to other build-outs in the access network, we are supplying lower fiber count, moderate distance fiber optic cables to these applications.

o Educational Institutions. Colleges, universities, high schools and grade schools are continually upgrading and improving their networks, with existing LANs being expanded and upgraded for higher data transmission speeds, optical fiber to the dorm and other applications. These systems link personal computers with central file servers. As interactive learning systems require increased transmission speeds, optical fiber becomes a logical medium.

o Financial Institutions, Insurance Companies and Other Large Businesses. Banks, stock trading companies, insurance companies, and other large businesses often need to distribute time critical data among a large number of workstations. Businesses are increasingly using fiber optic backbones to cable their enterprise networks to meet these needs.

o Government Agencies. Government agencies tend to have large buildings or complexes, many people, and the need to access and process large quantities of data. Like commercial institutions, these routinely include high performance LANs with fiber optic segments in the backbone. Security may also be desired, and therefore, optical fiber to the desk or workstation may be implemented.

o Industrial and Manufacturing Facilities. Industrial and manufacturing facilities typically have a more severe environment than other types of businesses with heavy electrical equipment. Fiber optic cable in this environment offers: immunity to electrical noise, ruggedness, high information carrying capacity and greater distance capability. Our products are installed in automotive assembly plants, steel plants, chemical and drug facilities, petrochemical facilities and petroleum refineries, mines and other similar environments.

o Original Equipment Manufacturers. Original equipment manufacturers typically manufacture fiber optic cable assemblies, which are short lengths of fiber optic cable pre-terminated with connectors. Supporting virtually all segments of the market, these manufacturers consume large quantities of fiber optic cables, which are often privately labeled.

o Military. Our core technologies enable us to develop and efficiently produce fiber optic cables for military tactical applications that survive extreme mechanical and environmental conditions.

o Telephone Companies. We have worked with several regional bell operating companies and competitive local exchange carriers to help them meet their business customers' requirements. As high bandwidth services of the information highway are brought closer to more homes and businesses, the bandwidth provided by optical fiber becomes more important, and our tight buffer, rugged designs become the most appropriate fiber optic cable for applications.

o Internet Infrastructure Companies. Fiber optic cables are favored in many Internet infrastructure applications, including storage area networks and riser management systems that feed data to multiple clients in a facility by means of a fiber optic network. Distribution of high bandwidth to support growing clusters of DSL users and high speed fiber optic cable modems require fiber optic cables.

Our extensive technology base and versatile manufacturing processes enable us to respond quickly to diverse customer needs.

SALES AND MARKETING

We use a combination of employee sales staff, dedicated sales representatives, multi-line sales representatives and distributors to serve and attract customers both domestically and in over 65 countries. We believe it is important to maintain customer diversity in order to avoid dependence on any particular segment of the economy or area of the world. Our international net sales in fiscal years 2001, 2000 and 1999 were, $14.1 million, $12.3 million and $10.0 million, respectively, or 23.3%, 21.2% and 19.7% of our net sales. International sales are made primarily through foreign distributors, system integrators and value-added resellers.

The decision to purchase our products may be made by end-users, distributors, electrical contractors, system integrators, or specialized installers and influenced by architects, engineers and consultants. We strive to reach and influence decision-makers by advertising in fiber optic trade journals and other communications magazines. We also participate in numerous domestic and international trade shows attended by customers and prospective customers.

Selling sophisticated and technologically advanced products requires on-going interaction with customers and a focused effort by the sales and marketing group during the product selection process. Our field sales force consists of employees and dedicated and multi-line sales representatives located in various geographic areas. For more in-depth technical support, the sales group has access to engineering and quality control with extensive fiber optic cable expertise and industry experience.

MANUFACTURING AND SUPPLIERS

We have developed considerable expertise in fiber optic cable design, manufacturing and production processes that enable us to produce high performance fiber optic cables cost effectively. Our proprietary manufacturing software and hardware provides us with automated and technically precise manufacturing capabilities which enable us to rapidly respond to customer requests for additional or unique products. Many of our important technological advances result from our ability to closely monitor, modify and refine our production process.

Our manufacturing operations consist of applying a variety of raw plastic materials to optical fibers. The key raw material in the manufacture of our products is optical fiber, which we primarily purchase from four manufacturers with other sources available. We work closely with our vendors to ensure a continuous supply. We have two sources for aramid yarns and several suppliers of plastic coating materials.

An important factor in our success is our ability to deliver product on time. Therefore, we work to obtain adequate supplies of raw materials in a timely manner from existing or, when necessary, alternate sources. Any disruption in the supply of raw materials could adversely affect our fiber optic cable production capability and our operating results. Some of our suppliers of optical fiber are also our competitors. We believe that we carry a sufficient supply of raw materials and finished goods inventory to deal with short-term disruptions in supply of raw materials and to meet customer orders promptly.

Our quality control procedures have been instrumental in achieving high performance and reliability in our products. Since January 1994, our quality management system has been certified to the internationally recognized ISO 9001 quality standard. ISO 9000 is a series of standards agreed to by the International Organization for Standardization. ISO 9001 is the highest level of accreditation and includes an assessment of 20 elements covering various aspects of design, development, distribution and production of fiber optic cables. We must continue to comply with these standards to maintain our certification.

COMPETITION

The market for fiber optic cable is highly competitive. There are approximately five leading producers of fiber optic cables in the United States. In general, these companies primarily supply loose tube fiber optic cables, but they also produce large volumes of tight-buffered fiber optic cables. Corning Cabling Systems and OFS Brightwave (formerly Lucent Technologies) are the dominant producers of fiber optic cables for the long-haul market and are principal suppliers of optical fiber worldwide. In the market for tight-buffered fiber optic cables supplying the short to moderate distance market, we compete with Corning Cabling Systems and OFS Brightwave, as well as other domestic and international companies such as Alcatel, Draka, General Cable, Pirelli Mohawk/CDT and CommScope.

We also compete with producers of copper wire cable on the basis of cost and performance tradeoffs. The cost of the electro-optical interfaces required for the fiber optic networks and higher speed electronics generally associated with high performance fiber optic networks can make them less desirable for use in applications where the advantages of fiber optic cables are not required. We also compete with producers of other alternative transmission media, including wireless and satellite communications. As fiber optic components continue to improve in performance while costs decrease, fiber optic networks become a more cost effective solution, especially with the increasing demand for higher transmission speeds or bandwidth.

We believe that we compete successfully against our competitors on the basis of:

   o     breadth of product features;

   o     quality;

   o     ability to meet delivery schedules;

   o     technical support and service; and

   o     total cost of installation and ownership.

Maintaining these competitive advantages requires continued investment in product development and sales and marketing. There can be no assurance that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to maintain our competitive position. An increase in competition could have a material adverse effect on our business and operating results because of price reductions and loss of market share. Competition could increase if new companies enter the market or if existing competitors expand their product lines.

Many of our competitors have substantially greater financial, marketing, technical, human and other resources than us, and greater brand recognition and market share which may give them competitive advantages, including the ability to negotiate lower prices on raw materials than those available to us. We cannot assure you that we will be able to compete successfully with existing or future competitors or that competitive pressures will not seriously harm our business, operating results and financial condition.

INTELLECTUAL PROPERTY

Our current manufacturing processes and products are not protected by patents. We rely on a combination of trade secret and technical measures to establish and protect our production technology rights. This protection may not deter misappropriation or stop competitors from developing production techniques or equipment with features identical, similar, or even superior to us.

We consider our proprietary knowledge of the development and manufacture of fiber optic cables to be a valuable asset. This expertise enables us to formulate new fiber optic cable compositions, develop special coatings and coating methods, develop and implement manufacturing improvements and quality control techniques, and design and construct manufacturing and quality control equipment. We restrict access to our manufacturing facility and engineering documentation to maintain security.

We believe that none of our products, trademarks or other proprietary rights infringes upon the proprietary rights of others. There can be no assurance, however, that third parties will not assert infringement claims against us in the future with respect to our present or future products, which may require us to enter into license agreements or result in protracted and costly litigation, regardless of the merits of these claims.

EMPLOYEES

As of October 31, 2001, we employed a total of 201 persons on a full-time basis, including 40 in sales, marketing and customer service, 25 in engineering, product development and quality control, 113 in manufacturing, and 23 in finance and administration. None of our employees is represented by a labor union. We have experienced no work stoppages and believe our employee relations are good.

Item 2. Properties
------------------

Our principal administration, marketing, manufacturing, and product development facilities are located in a 148,000 square foot building adjacent to the Roanoke, Virginia airport and major trucking company facilities. We also lease a 385 square foot sales office in Fort Wayne, Indiana. We believe that we are currently operating at approximately 60% of our production capacity.

Item 3.  Legal Proceedings.
---------------------------

           On September 27, 2000, the Equal Employment Opportunity Commission ("EEOC") filed a lawsuit under Title VII of the Civil Rights Act against the Company in the United States District Court for the Western District of Virginia. The lawsuit alleged a pattern or practice of discrimination on the bases of gender and race. The lawsuit sought injunctive and other relief and damages in an unspecified amount. On December 13, 2001, the parties reached an agreement as to the amount of a settlement (subject to final documentation and judicial review and approval), that affords both individual and class relief, without any admission of liability. Pursuant to this agreement, the Company will pay $500,000 upon entry of a consent decree by the court, $175,000 on the first anniversary and $175,000 on the second anniversary of the consent decree, to satisfy any gender and race class claims, $75,000 to one individual specifically named in the complaint, and at least $75,000 for the Company's planned diversity, recruitment and human resource management programs over the term of the consent decree.

           The Company, Mr. Robert Kopstein, our former Chairman, President and Chief Executive Officer, and various John Does (officers and/or directors of the Company during the class period) were named as defendants in three class action lawsuits filed in the United States District Court for the Western District of Virginia (the "Suits"). The first class action lawsuit was filed on November 26, 2001, by Charles S. Farrell, Jr., on behalf of himself and others similarly situated. The second class action lawsuit was filed on December 14, 2001, by Lerner Group, on behalf of itself and others similarly situated. The third class action lawsuit was filed on December 27, 2001, by Richard Simone, on behalf of himself and others similarly situated. In each of the substantially similar suits, the plaintiffs purport to represent purchasers of the Company's common stock during the period ranging from July 31, 2000, through October 8, 2001, (the "class period") and allege that the Company violated federal securities laws and made fraudulent and/or negligent misrepresentations and/or omissions. The plaintiffs in each of the Suits seek compensatory and exemplary damages in an unspecified amount, as well as reasonable costs and expenses incurred in the cause of action, including attorneys' fees and expert fees. Management intends to vigorously defend the Suits. The Company may, however, incur substantial costs in defending itself against the Suits, regardless of their merit or outcome.

           The Company was named as a defendant in two lawsuits filed in the United States District Court for the Southern District of New York seeking to compel the Company to authorize the transfer agent to transfer unregistered, restricted stock on the Company's stock ledger. The first suit was filed on October 22, 2001 by Bear, Stearns & Co. Inc. and Bear, Stearns Securities Corporation, (collectively, "Bear Stearns"). The second suit was filed on October 26, 2001 by UBS PaineWebber Inc. ("PaineWebber"). In each case the plaintiffs sought injunctive relief with respect to transfers of shares of unregistered, restricted common stock of the Company sold in the course of liquidating brokerage accounts or repossessed shares of the former Chairman, President and Chief Executive Officer to cover personal margin loans to him. Each of the lawsuits contains a claim for damages caused by the alleged wrongful refusal by the Company to authorize the transfers in connection with the liquidations. On October 31, 2001, the Court in the Bear Stearns case entered an order directing the Company to authorize the stock transfers in connection with such transfers. In early November, the Company reached agreement with UBS PaineWebber pursuant to which the Company would authorize stock transfers in connection with the liquidation of unregistered, restricted stock of the Company held by PaineWebber upon the foreclosure of a brokerage account of the former officer. Neither of the cases has been dismissed; however, the Company believes that they will be resolved without any material liability on the part of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended October 31, 2001.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------------------

         Our Common Stock is traded on the Nasdaq National Market under the symbol "OCCF." As of October 31, 2001, there were approximately 7,841 shareholders of record. On January 25, 2002, our Common Stock closed at a price of $1.26 per share.

         The following table sets forth for the fiscal periods indicated the high and low bid prices of our Common Stock, as reported on the Nasdaq National Market, during the two most recent fiscal years:

                                                                   RANGE OF BID PRICES
                                                                  --------------------
FISCAL YEAR ENDED OCTOBER 31, 2001
                                                              HIGH                     LOW
                                                              ----                     ---

First Quarter (November 1, 2000 to January 31, 2001)         $17.94                   $8.50
Second Quarter (February 1 to April 30, 2001)                $14.25                   $9.06
Third Quarter (May 1 to July 31, 2001)                       $14.05                   $7.10
Fourth Quarter (August 1 to October 31, 2001)                 $9.35                   $1.06



                                                                   RANGE OF BID PRICES
                                                                   -------------------

FISCAL YEAR ENDED OCTOBER 31, 2000
                                                              HIGH                     LOW
                                                              ----                     ---

First Quarter (November 1, 1999 to January 31, 2000)         $32.15                  $7.08
Second Quarter (February 1 to April 30, 2000)                $44.92                 $12.92
Third Quarter (May 1 to July 31, 2000)                       $25.67                 $12.50
Fourth Quarter (August 1 to October 31, 2000)                $24.88                 $11.14


         We have not paid or declared any cash dividends on our common stock since our initial public offering in April 1996 and do not expect to do so in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business.

         We did declare a rights dividend in connection with the adoption of our shareholders' rights plan on November 2, 2001. See Note 12 to the financial statements for additional details.

Item 6.  Selected Financial Data.
---------------------------------


                           OPTICAL CABLE CORPORATION
                        Selected Financial Information
              (in thousands, except per share data and footnotes)


                                                                 Years Ended October 31,
                                               -------------------------------------------------------
                                                 2001        2000        1999        1998       1997
                                               --------    --------    --------   ---------   --------
Statement of Operations Information:
      Net sales                                $ 60,405    $ 58,219    $ 50,699    $ 50,589   $ 52,189
      Cost of goods sold                         35,983      30,878      27,547      29,330     30,613
                                               --------    --------    --------   ---------   --------
                 Gross profit                    24,422      27,341      23,152      21,259     21,576

      Selling, general and administrative
           expenses                              17,131      15,024      10,799       9,939      9,572
                                               --------    --------    --------   ---------   --------
                 Income from operations           7,291      12,317      12,353      11,320     12,004
      Other income (expense):
           Gains (losses) on trading
           securities, net (1)                  (11,414)        289          --          --         --
           Interest income (expense), net          (318)        173         202          55         (3)
           Other, net                                 9         (45)        (36)          2        (44)
                                               --------    --------    --------   ---------   --------
                 Income (loss) before income
                        tax expense              (4,432)     12,734      12,519      11,377     11,957
      Income tax expense (2)                      2,297       4,479       4,214       4,107      4,150
                                               --------    --------    --------   ---------   --------
                 Net income (loss)             $ (6,729)   $  8,255    $  8,305    $  7,270   $  7,807
                                               ========    ========    ========   =========   ========
      Net income (loss) per share:
           Basic                               $  (0.12)   $   0.15    $   0.15    $   0.13   $   0.14
                                               ========    ========    ========   =========   ========
           Diluted                             $  (0.12)   $   0.15    $   0.15    $   0.13   $   0.13
                                               ========    ========    ========   =========   ========
           Weighted average shares:
                 Basic                           56,156      56,307      56,504      57,431     58,013
                                               ========    ========    ========   =========   ========
                 Diluted                         56,346      56,758      56,865      57,863     58,526
                                               ========    ========    ========   =========   ========
Balance Sheet Information:
      Cash and cash equivalents                $  2,088    $  1,459    $  6,817    $  1,122   $    986
      Trading securities                             --      17,983          --          --         --
      Working capital                            14,205      31,986      21,980      18,991     19,912
      Total assets                               42,798      52,688      37,512      32,829     35,214
      Short-term borrowings                       8,271       5,659          --          --         --
      Total stockholders' equity                 27,865      43,508      32,847      29,991     31,379


_________________

(1) In January 2000, we began actively buying and selling shares in the Nasdaq 100 Trust, which is designed to closely track the price and yield performance of the Nasdaq 100 stock index. Our active trading in the Nasdaq 100 Trust continued through May 14, 2001, the date of the last purchase of these shares. On October 3, 2001, as part of a policy to invest future excess funds only in short-term interest-bearing investments, we sold all of our remaining investment in the Nasdaq 100 Trust and paid off the outstanding margin borrowings. For accounting purposes, we categorized our investment in the Nasdaq 100 Trust as trading securities, and we recorded the investment on our balance sheet at fair value, which was based on quoted market prices. Realized and unrealized net gains or losses were included in other income (expense), net.

(2) The effect of establishing a valuation allowance against our deferred tax assets relating to the capital loss carryforward generated by the sale of our trading securities during fiscal year 2001 resulted in an increase in income tax expense of approximately $4.1 million for fiscal year 2001. See note 9 of the notes to the financial statements for further information on income taxes.

Item 7.  Management's Discussion and Analysis of Financial Condition and Result
-------------------------------------------------------------------------------
         of Operations
         -------------

Forward-Looking Information

This report may contain certain "forward-looking" information within the meaning of the federal securities laws. The forward-looking information may include, among other information, statements concerning our outlook for the future, statements of belief, future plans, strategies or anticipated events, and similar information and statements concerning matters that are not historical facts. The forward-looking information is subject to risks and uncertainties that may cause actual events to differ materially from our expectations. Factors that could cause or contribute to such differences include, but are not limited to, the level of sales to key customers or distributors; the economic conditions affecting network service providers; the slowdown in corporate spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber); our dependence on a single manufacturing facility; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing; our dependence on a limited number of suppliers; volume commitments made to certain of our suppliers; an adverse outcome in litigation, claims and other actions, and potential litigation, claims and other actions against us, including, but not limited to, the shareholder litigation that has been filed and other claims related to actions of our former Chairman, President and Chief Executive Officer; the effect of sales of common stock by the various brokerage firms alleging that our former Chairman, President and Chief Executive Officer pledged substantially all of his personally-held unregistered shares of the Company to cover personal margin loans; technological changes and introductions of new competing products; the current recession; terrorist attacks or acts of war, particularly given the acts of terrorism against the United States on September 11, 2001 and subsequent military responses by the United States; ability to retain key personnel; changes in market demand; exchange rates; productivity; weather; and market and economic conditions in the areas of the world in which the Company operates and markets its products.

Amounts presented in the following discussion have been rounded to the nearest hundred thousand, unless the amounts are less than one million, in which case the amounts have been rounded to the nearest thousand.

Overview

We are a leading manufacturer of a broad range of tight-buffered fiber optic cables primarily for the local area network and premise markets, often referred to as the enterprise market. Our tight-buffered fiber optic cables are well-suited for use in short to moderate distance applications to connect metropolitan, access and enterprise networks. Our tight-buffered fiber optic cables are derived from technology originally developed for military applications requiring rugged, flexible and compact fiber optic cables. Our tight-buffered fiber optic cables can be used both indoors and outdoors, are easy and economical to install, provide a high degree of reliability and offer industry leading performance characteristics. We have designed and implemented an efficient and automated manufacturing process based on proprietary technologies. This enables us to produce high quality indoor/outdoor tight-buffered fiber optic cable rapidly and cost efficiently.

We sell our products through our sales force to original equipment manufacturers and to major distributors, regional distributors and various smaller distributors. In fiscal years 2001, 2000 and 1999, 49.6%, 58.0% and 63.2% of our net sales were from sales to our distributors. International net sales were 23.3%, 21.2% and 19.7% in fiscal years 2001, 2000 and 1999. Substantially all of our international sales are denominated in U.S. dollars.

Net sales consist of gross sales of products, less discounts, refunds and returns. Revenue is recognized at the time of product shipment or delivery to the customer and the customer takes ownership and assumes risk of loss, based on shipping terms. In fiscal year 2001, 13.6% of our net sales were attributable to one major domestic distributor. In fiscal years 2000 and 1999, this same distributor accounted for 12.5% and 15.8% of our net sales, respectively. Subsequent to October 31, 2001, this distributor advised us that it will no longer stock our products as part of its regular product offering. In fiscal years 2000 and 1999, 15.5% and 14.8% of our net sales were attributable to a second major distributor. This second distributor filed for protection from its creditors under bankruptcy laws in January 2001. As of October 31, 2000, we reserved and expensed approximately $1.8 million for estimated uncollectible accounts receivable from this second distributor. As of January 31, 2001, we wrote off that $1.8 million reserve as well as expensed an additional $419,000, for a total expense of $2.2 million for estimated uncollectible accounts receivable from this distributor over fiscal years 2001 and 2000. Other than these two distributors, no single customer accounted for more than 10% of our net sales in fiscal years 2001, 2000 or 1999.

A significant percentage of the selling price of our fiber optic cable is based on the cost of raw materials used. Because single-mode fiber is less expensive than multimode fiber, single-mode fiber optic cables have a lower per unit selling price than comparable multimode fiber optic cables. We believe that the metropolitan and access markets are predominantly users of single-mode fiber optic cable, and that increasingly, single-mode fiber is also being used for other short to moderate distance installations. To the extent that our product mix shifts toward single-mode cables (whether or not as a result of a shift in our sales mix shifts toward the metropolitan and access markets), we will have to increase the volume of our sales to maintain our current level of net sales. Although we currently have excess capacity, increased volume may require us to expand our manufacturing capacity more rapidly.

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

Other income (expense), net consists primarily of realized and unrealized net gains (losses) on trading securities, interest income and interest expense. In January 2000, we began actively buying and selling shares in the Nasdaq 100 Trust, which is designed to closely track the price and yield performance of the Nasdaq 100 stock index. We utilized short-term margin borrowings payable to an investment broker to finance our position in these trading securities. Our margin borrowings were collateralized by the trading securities and were subject to margin provisions, which could have resulted in the sale of some or all of, and on certain occasions did result in the sale of some of, the trading securities to meet margin calls. Our active trading in the Nasdaq 100 Trust continued through May 14, 2001, the date of the last purchase of these shares. On October 3, 2001, as part of a policy to invest future excess funds only in short-term interest bearing investments, we sold all of our remaining investment in the Nasdaq 100 Trust and paid off the outstanding margin borrowings. Our Board of Directors has adopted an Investment Objectives and Guidelines policy, in which we state that we will make no additional cash investments in the above-mentioned Nasdaq 100 Trust or in stocks of other companies. In addition, our Investment Objectives and Guidelines policy states that any future investments will be in U.S. dollar denominated, short-term, interest-bearing, investment-grade securities.

For accounting purposes, we categorized our investment in the Nasdaq 100 Trust as trading securities, and we recorded the investment on our balance sheet at fair value, which was based on quoted market prices. Purchases and sales of trading securities were recognized on a trade-date basis, the date the order to buy or sell is executed. Net realized gains or losses were determined on the first-in, first-out cost method. We marked our investment to market on each balance sheet date. Any decline in fair value was recorded as an unrealized loss, while any increase in fair value was recorded as an unrealized gain. Realized gains and losses and unrealized holding gains and losses for trading securities were included in other income (expense), net.

In fiscal year 2001, we recognized realized net losses of $11.4 million in connection with our securities trading activities in other expense, net. In fiscal year 2001, we incurred interest expense of $305,000 on the margin borrowings. As of October 31, 2001, we held no trading securities in accordance with our current investment policy and had no outstanding margin borrowings.

In fiscal year 2000, we recognized realized and unrealized net gains of $289,000 in other income, net and continued to hold approximately $18.0 million of these trading securities as of October 31, 2000. The amount of net unrealized holding
loss included in other income, net in fiscal year 2000 was $500,000.    As of
October 31, 2000, we had short-term margin borrowings of $5.7 million payable to an investment broker related to the trading securities. We incurred interest expense of $57,000 on the margin borrowings in fiscal year 2000.

Results of Operations

The following table sets forth selected line items from our statements of operations as a percentage of net sales for the periods indicated:

--------------------------------------------------------------------------------------
                                                      Years Ended October 31,
                                                ------------------------------------
                                                   2001         2000         1999
                                                ------------------------------------
Net sales                                          100.0 %     100.0%        100.0%
Cost of goods sold                                  59.6        53.0          54.3
                                                 -------     -------      --------
          Gross profit                              40.4        47.0          45.7
Selling, general and administrative expenses        28.3        25.8          21.3
                                                 -------     -------      --------
          Income from operations                    12.1        21.2          24.4
Other income (expense), net                        (19.4)        0.7           0.3
                                                 -------     -------      --------
          Income (loss) before income tax
               expense                              (7.3)       21.9          24.7
Income tax expense                                   3.8         7.7           8.3
                                                 -------     -------      --------
          Net income (loss)                        (11.1)%      14.2%         16.4%
                                                 =======     =======      ========
--------------------------------------------------------------------------------------


Net Sales. Net sales increased 3.8% from $58.2 million in fiscal year 2000 to $60.4 million in fiscal year 2001. This increase was attributable to record net sales during our first and second quarters of fiscal year 2001, substantially offset by lower sales in the third and fourth quarters. The decrease in net sales in the third and fourth quarters resulted from the impact of weak economic conditions on market demand, as the industries we serve reduced or delayed capital spending. During fiscal year 2001, a decrease in demand for cable containing multimode fiber (which typically has a higher relative sales price) was partially offset by an increase in demand for cable containing single-mode fiber (which typically has a lower relative sales price). Total fiber meters shipped increased 9.8% from 199.3 million fiber meters shipped in fiscal year 2000, to 218.8 million fiber meters shipped in fiscal year 2001. This net increase in fiber meters shipped was a result of a 5.2 million decrease in multimode fiber meters shipped and a 24.7 million increase in single-mode fiber meters shipped. Cable containing multimode fiber is generally used for communications over shorter distances where the higher bandwidth capacity and the higher transmission equipment cost of single-mode fiber is not required. Multimode fiber cable is often used in datacom applications. Cable containing single-mode fiber is generally used for communications over longer distances and where higher bandwidth capacity is required. Single-mode fiber cable is often used in telecom, CATV and various internet applications. Net sales increased 14.8% from $50.7 million in fiscal 1999 to $58.2 million in fiscal 2000. This increase was attributable to increased sales volume. Total fiber meters shipped increased 18.5% from 168.2 million during fiscal year 1999 to 199.3 million shipped for the same period in 2000. This increase in fiber meters shipped was a result of a 13.8 million increase in multimode fiber meters shipped and a 17.3 million increase in single-mode fiber meters shipped.

Gross Profit. Gross profit decreased 10.7% from $27.3 million in fiscal year 2000 to $24.4 million in fiscal year 2001. Gross margin, or gross profit as a percentage of net sales, was 47.0% in fiscal year 2000 compared to 40.4% in fiscal year 2001. This decrease in gross margin is primarily attributable to adjustments booked in the fourth quarter of fiscal year 2001 that increased cost of goods sold. These adjustments included a $1.2 million write-down of slow moving and impaired inventory to net realizable value, the disposal of $197,000 of impaired finished goods inventory during the fourth quarter of fiscal year 2001, and adjustments of approximately $1.3 million caused by book to physical variances resulting from year-end physical inventory counts, a substantial portion of which related to work-in-process inventories. Net sales to distributors were 58.0% of net sales in fiscal year 2000 compared to 49.6% in fiscal year 2001, while during fiscal year 2001 there was an increase in the ratio of large orders to total orders. Gross profit increased 18.1% from $23.2 million in fiscal year 1999 to $27.3 million in fiscal year 2000. Gross margin was 45.7% in fiscal year 1999 compared to 47.0% in fiscal year 2000. This slight increase was due to the impact of the decrease in the ratio of large orders, the decrease in the ratio of net sales attributable to our distributors and reduced raw fiber prices during the year. Net sales to distributors were 63.2% of total net sales in fiscal year 1999 compared to 58.0% in fiscal year 2000.

Selling, General and Administrative. Selling, general and administrative expenses increased 14.0% from $15.0 million in fiscal year 2000 to $17.1 million in fiscal year 2001. Selling, general and administrative expenses as a percentage of net sales were 25.8% in fiscal year 2000 compared to 28.3% in fiscal year 2001. This increase is partly attributable to various charges incurred during the fourth quarter of fiscal year 2001, including a $902,000 charge for an anticipated settlement with the Equal Opportunity Commission
(EEOC) for alleged prior discriminatory practices and related complaints (on December 13, 2001 we reached an agreement with the EEOC as to the amount of a settlement, but it is subject to final documentation and judicial review and approval), a $411,000 charge to write off deferred costs related to the aborted securities offering previously anticipated during fiscal year 2001, and a $102,000 charge for costs related to a business development project. In addition, legal expenses for fiscal year 2001 totaled $705,000 compared to $250,000 in fiscal year 2000. Also contributing to the increase in selling, general and administrative expenses in fiscal year 2001 were higher other professional fees. Bad debt expense for fiscal year 2001 totaled $1.1 million, of which $508,000 related to an increase in the bad debt reserve in the fourth quarter and $419,000 related to one of our distributors that filed for protection from its creditors under the bankruptcy laws in January 2001. By comparison bad debt expense for fiscal year 2000 totaled $2 million, of which $1.8 million related to a specific reserve for estimated uncollectible accounts receivable from that same bankrupt distributor. Selling, general and administrative expenses increased 39.1% from $10.8 million in fiscal year 1999 to $15.0 million in fiscal year 2000. Selling, general and administrative expenses as a percentage of net sales were 21.3% in fiscal year 1999 compared to 25.8% in fiscal year 2000. This increase was primarily the result of an increase in bad debt expense of $2 million. This increase is primarily attributable to a $1.8 million specific reserve for estimated uncollectible accounts receivable from one of our distributors that filed for protection from its creditors under the bankruptcy laws in January 2001. Other factors that contributed to the increase in selling, general and administrative expenses in fiscal year 2000 include an increase in our sales force, the continued expansion of marketing efforts and an increase in legal fees associated with the EEOC litigation and related complaints that had been filed against us with the EEOC.

Income from Operations. Income from operations decreased 40.8% from $12.3 million in fiscal year 2000 to $7.3 million in fiscal year 2001. This decrease was due to the $2.9 million decrease in gross profit and the $2.1 million increase in selling, general and administrative expenses. Income from operations decreased 0.3% from $12.4 million in fiscal year 1999 to $12.3 million in fiscal year 2000. This slight decrease was due to the $4.2 million increase in gross profit, offset by the $4.2 million increase in selling, general and administrative expenses.

Other Income (Expense), Net. Other income, net decreased from $417,000 in fiscal year 2000 to other expense, net of $(11.7) million in fiscal year 2001. This decrease was primarily due to losses on our trading securities. We recognized gains on trading securities, net of $289,000 in fiscal year 2000 compared to losses on trading securities, net of $11.4 million in fiscal year 2001. In addition, in fiscal year 2000, we incurred interest expense of $57,000, compared to $363,000 in fiscal year 2001. Also, interest income was $184,000 lower in fiscal year 2001 when compared to fiscal year 2000. Please see our discussion of trading securities in "Overview" above. Other income, net increased 151.3% from $166,000 in fiscal year 1999 to $417,000 in fiscal year 2000. We began investing in trading securities and recognized related gains on trading securities, net of $289,000 in other income, net for fiscal year 2000. The increase in other income, net resulting from gains on trading securities, net was partially offset by interest expense of $57,000 on short-term margin borrowings related to the trading securities.

Income (Loss) Before Income Tax Expense. Income (loss) before income tax expense decreased from $12.7 million in fiscal year 2000 to $(4.4) million in fiscal year 2001. This decrease was primarily due to the $11.4 million losses on trading securities, net and the $2.1 million increase in selling, general and administrative expenses, and the $2.9 million decrease in gross profit. Income before income tax expense increased 1.7% from $12.5 million in fiscal year 1999 to $12.7 million in fiscal year 2000. This increase was primarily due to increases in sales volume, gross profit and other income, net, partially offset by the $4.2 million increase in selling, general and administrative expenses.

Income Tax Expense. Income tax expense decreased 48.7% from $4.5 million in fiscal year 2000 to $2.3 million in fiscal year 2001. Notwithstanding the loss before income taxes during fiscal year 2001, we reported income tax expense in fiscal year 2001 rather than an income tax benefit, due to the establishment of a valuation allowance for deferred tax assets in the amount of $4.1 million relating to the capital loss carryforward generated by the sale of our trading securities during fiscal year 2001. As of October 31, 2001, this valuation allowance was established because we believe it is more likely than not that we will not be able to generate future taxable capital gains to realize the benefit of our deferred tax asset related to the capital loss carryforward generated by our securities trading losses. In addition, the capital loss carryforward may be limited due to certain stock ownership changes. In order to fully realize this deferred tax asset, we would need to generate future taxable capital gains of approximately $11.1 million prior to the expiration of the capital loss carryforward in 2006. Income tax expense increased 6.3% from $4.2 million in fiscal year 1999 to $4.5 million in fiscal year 2000. Our effective tax rate was 33.7% in fiscal year 1999 compared to 35.2% in fiscal year 2000. Fluctuations in our effective tax rates are due primarily to the amount and timing of the tax benefits related to our Extraterritorial Income Exclusion and foreign sales corporation which exempts from federal income taxation a portion of the net profit realized from sales outside of the United States of products manufactured in the United States.

Net Income (Loss). Net income decreased from $8.3 million in fiscal year 2000 to a net loss of $(6.7) million in fiscal year 2001. This decrease was primarily due to the $11.4 million in losses on trading securities, net and the $2.1 million increase in selling, general and administrative expenses, the $2.9 million decrease in gross profit, partially offset by the $2.2 million decrease in income tax expense. Net income decreased $50,000 from fiscal year 1999 to $8.3 million in fiscal year 2000. This slight decrease was due to the increase in selling, general and administrative expenses and the $265,000 increase in income tax expense, partially offset by the increases in sales volume, gross margin and other income, net.

Liquidity and Capital Resources

Our primary capital needs have been to fund working capital requirements and capital expenditures. Our primary source of capital for these purposes has been cash provided from operations and borrowings under our bank lines of credit described below. The outstanding balance under our lines of credit totaled $8.3 million as of the end of fiscal year 2001. There was no balance outstanding under our lines of credit as of the end of fiscal year 2000. During the course of fiscal year 2001, we also used $9.3 million to repurchase shares of our common stock under our share repurchase program described below.

Our cash and cash equivalents totaled $2.1 million as of October 31, 2001, an increase of $629,000, compared to $1.5 million as of October 31, 2000. The cash and cash equivalents increase in fiscal year 2001 was primarily due to cash provided by operating activities of $3.9 million (which includes the liquidation of all trading securities on October 3, 2001, as part of a policy to invest future excess funds only in short-term interest-bearing investments and the pay off of all margin borrowings in connection with the securities trading), and borrowings under our bank lines of credit in the amount of $8.3 million, which was partially offset by the purchase of property and equipment totaling $2.5 million and the repurchase of common stock totaling $9.3 million related to our common stock repurchase program.

On October 31, 2001, we had working capital of $14.2 million, compared to $32.0 million as of October 31, 2000, a decrease of $17.8 million. The ratio of current assets to current liabilities as of October 31, 2001, was 2.0 to 1, compared to 4.6 to 1 as of October 31, 2000. The change in working capital was primarily caused by a decrease in trading securities of $18.0 million, a decrease in trade accounts receivable, net of $679,000, an increase in the amount payable under our bank lines of credit of $8.3 million and an increase in accounts payable and accrued expenses of $3.1 million, partially offset by an increase in inventories of $6.5 million and a decrease in the amount payable to investment broker of $5.7 million.

Net cash provided by operating activities was $3.9 million in fiscal year 2001. Net cash used in operating activities was $5 million in fiscal year 2000. Net cash provided by operating activities was $11.9 million for fiscal year 1999. Net cash provided by operating activities in fiscal year 2001 was primarily affected by the sale of approximately $18.0 million in trading securities resulting in a realized loss of $11.4 million, cash provided by operating income, and an increase in accounts payable and accrued expenses and other liabilities of $3.6 million, partially offset by an increase in inventories of $6.5 million and a decrease in the amount payable to investment broker of $5.7 million. For fiscal year 2000, net cash used in operating activities was primarily affected by the net purchase of approximately $18.5 million in trading securities, an increase in trade accounts receivable of $3.0 million, and a decrease in accounts payable and accrued expenses of $1.1 million, partially offset by cash provided by operating income, realized net gains on trading securities of $788,000, a decrease in inventories of $1.2 million and an increase in amounts payable to investment broker of $5.7 million. Net cash provided by operating activities in fiscal year 1999 was primarily provided by operating income, a decrease in inventory of $1.2 million and an increase in accounts payable and accrued expenses of $1.3 million. We have entered into written agreements to purchase raw optical fiber. These commitments total $12.2 million, $14.1 million, $8.6 million, and $1.2 million in fiscal years 2002, 2003, 2004 and 2005, respectively.

Net cash used in investing activities totaled $2.6 million, $1.4 million and $553,000 for fiscal years 2001, 2000 and 1999. Net cash used in investing activities was mainly for expenditures related to facilities and equipment for fiscal years 2001, 2000 and 1999. There are no material commitments for capital expenditures as of October 31, 2001.

Net cash used in financing activities was $715,000 for fiscal year 2001. Net cash provided in financing activities was $1 million for fiscal year 2000. Net cash used in financing activities was $5.7 million for fiscal year 1999. Net cash used in financing activities for the fiscal year 2001 was primarily the result of $9.3 million used to repurchase shares of our common stock, partially offset by an $8.3 million increase in our bank lines of credit. Net cash provided by financing activities for fiscal year 2000 was primarily related to proceeds received from the exercise of employee stock options. Net cash used in financing activities for fiscal year 1999 was primarily related to the repurchase of shares of our common stock.

On September 27, 2000, the EEOC filed a lawsuit under Title VII of the Civil Rights Act against us in the United States District Court for the Western District of Virginia. The lawsuit alleges a pattern or practice of discrimination on the bases of gender and race. The lawsuit seeks injunctive and other relief and damages in an unspecified amount. On December 13, 2001, the parties reached an agreement as to the amount of a settlement (subject to final documentation and judicial review and approval) that affords both individual and class relief, without any admission of liability. Pursuant to this agreement, we will pay $500,000 upon entry of a consent decree by the court, $175,000 on the first anniversary and $175,000 on the second anniversary of the consent decree to satisfy any gender and race class claims; $75,000 to one individual specifically named in the complaint; and at least $75,000 for our planned diversity, recruitment, and human resource management programs over the term of the consent decree.

The Company, Mr. Robert Kopstein, our former chairman, president, chief executive officer and majority shareholder, and various John Does (our officers and/or directors during the class period) were named as defendants in three class action lawsuits filed in the United States District Court for the Western District of Virginia. In each of the substantially similar suits, the plaintiffs purport to represent purchasers of our common stock during the period ranging from July 31, 2000 through October 8, 2001, and allege that we violated federal securities laws and made fraudulent and/or negligent misrepresentations and/or omissions. The plaintiffs in each of these lawsuits seek compensatory and exemplary damages in an unspecified amount, as well as reasonable costs and expenses incurred in the causes of action, including attorneys' fees and expert fees. Management intends to vigorously defend these lawsuits. We may, however, incur substantial costs in defending ourselves against the lawsuits, regardless of their merit or outcome. At this early stage in the lawsuits, management cannot make a reasonable estimate of the monetary amount of their resolution or estimate a range of reasonably possible losses, if any. If we are unsuccessful in defending these lawsuits, we could be subject to damages that may be substantial and could have a material adverse affect on our financial position, results of operations or liquidity.

We were named as a defendant in two lawsuits filed in United States District Court for the Southern District of New York seeking to compel us to authorize our transfer agent to transfer unregistered, restricted stock on our stock ledger. The first suit was filed on October 22, 2001, by Bear, Stearns & Co. Inc. and Bear, Stearns Securities Corporation (collectively, "Bear Stearns"). The second suit was filed on October 26, 2001, by UBS PaineWebber Inc. ("PaineWebber"). In each case the plaintiffs sought injunctive relief with respect to transfers of shares of unregistered, restricted common stock of Optical Cable Corporation sold in the course of liquidating brokerage accounts or repossessed shares of our former Chairman, President, Chief Executive Officer and majority shareholder to cover personal loans to him. Each of the lawsuits contains a claim for damages caused by the alleged wrongful refusal by us to authorize the transfers in connection with the liquidation. On October 31, 2001, the court in the Bear Stearns case entered an order directing us to authorize the stock transfers sought by Bear Stearns and imposing certain conditions on Bear Stearns in connection with such transfers. In early November 2001, we reached an agreement with PaineWebber pursuant to which we would authorize stock transfers in connection with the liquidation of unregistered, restricted stock held by PaineWebber upon the foreclosure of a brokerage account of the former officer. Neither of the cases has been dismissed; however, management believes that these suits will be resolved without any material liability. Management also believes that any claim that we improperly interfered with the sale or transfer of the unregistered, restricted shares is without merit.

In October 1997, our Board of Directors authorized the initiation of a stock repurchase program whereby we could repurchase shares of our common stock in open market or in privately negotiated transactions. From time to time, our Board of Directors increased the total dollar amount of the stock repurchase program, which was eventually increased to $25 million. Through October 31, 2001, we had repurchased 3.2 million shares of our common stock for approximately $24.1 million under this stock repurchase program. The repurchases were funded through operating cash flow and borrowings under our lines of credit. During fiscal year 2001, we repurchased 1.1 million shares of our common stock in open market transactions at a total cost of $9.3 million. Effective September 20, 2001, we ceased the repurchase of shares of our common stock under the share repurchase program.

Under a loan agreement with our bank dated March 10, 1999, we had $5 million secured revolving line of credit and a $10 million secured revolving line of credit. The lines of credit are subject to certain restrictive covenants. During fiscal year 2001, we violated certain restrictive covenants. Effective October 30, 2001, the bank waived our defaults under the loan agreement, amended the loan agreement and reduced the $10 million line of credit to $4.5 million for a maximum combined availability of $9.5 million. As of October 31, 2001, we had combined outstanding borrowings under these lines of credit in the amount of $8.3 million, with $1.2 million unused and available. The lines of credit bear interest at 1.5% above the monthly LIBOR rate (3.79% at October 31, 2001) and are equally and ratably collateralized by our accounts receivable, contract rights, inventory, furniture and fixtures, machinery and equipment and general intangibles. The lines of credit will expire on March 31, 2002, unless they are further renewed or extended. We are currently negotiating potential lines of credit of $15 to $20 million with a number of financial institutions, including our bank, to replace our current lines of credit. We believe that our cash flow from operations, current cash balances, and the lines of credit we are working to put in place will be adequate to fund our operations for at least the next twelve months.

Recent Developments

On December 3, 2001, the Company issued a press release that announced that, upon the recommendation of an independent Special Committee of its Board of Directors (the "Special Committee"), the Board of Directors had removed Robert Kopstein as the Company's Chairman, President and Chief Executive Officer. We have offered Mr. Kopstein to consider entering into a consulting arrangement with us and are currently in discussions with him.

On October 31, 2001, we announced that the Special Committee had retained C.E. Unterberg, Towbin ("Unterberg") as the exclusive financial advisor to the Company and the Special Committee. On January 17, 2002, our Board of Directors dissolved the Special Committee, however, we have continued to retain Unterberg with respect to certain strategic financial matters.

New Accounting Standards

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations. The use of the pooling-of-interests method is prohibited for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and certain intangible assets would no longer be amortized, but rather be tested for impairment annually or whenever an event occurs indicating that the asset may be impaired. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Neither standard is expected to have a material effect on our financial position, results of operations or liquidity.

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

SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We are currently evaluating the impact of SFAS No. 143 on our financial position, results of operations and liquidity.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of; however, it retains many of the fundamental provisions of that Statement.

SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity.

SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Early application is encouraged.
The provisions of SFAS No. 144 generally are to be applied prospectively. We are currently evaluating the impact of SFAS No. 144 on our financial position, results of operations and liquidity.

As of October 31, 2001, there are no other new accounting standards issued, but not yet adopted by us, which are expected to be applicable to our financial position, operating results or financial statement disclosures.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of October 31, 2001, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 8.  Financial Statements and Supplementary Data

                           OPTICAL CABLE CORPORATION

                       Index to Financial Statements and
                         Financial Statement Schedules


                                                                            Page

Financial Statements:

    Independent Auditors' Report                                             31

    Balance Sheets as of October 31, 2001 and 2000                           32

    Statements of Operations for the Years Ended October 31, 2001, 2000
    and 1999                                                                 33

    Statements of Stockholders' Equity for the Years Ended October 31,
    2001, 2000 and 1999                                                      34

    Statements of Cash Flows for the Years Ended October 31, 2001, 2000
    and 1999                                                                 35

    Notes to Financial Statements                                            36


Financial Statement Schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes thereto.

                         Independent Auditors' Report


The Board of Directors and Stockholders
Optical Cable Corporation:


We have audited the accompanying balance sheets of Optical Cable Corporation as of October 31, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optical Cable Corporation as of October 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                   /s/KPMG LLP

Roanoke, Virginia
December 14, 2001, except as to note 13, which is as of December 27, 2001

                           OPTICAL CABLE CORPORATION
                                Balance Sheets
                           October 31, 2001 and 2000

                                                                                                  October 31,
                                                                                           -------------------------
                                           Assets                                              2001          2000
                                                                                           -----------   -----------
Current assets:
   Cash and cash equivalents                                                               $ 2,087,608   $ 1,458,896
   Trading securities                                                                               --    17,982,830
   Trade accounts receivable, net of allowance for doubtful
            accounts of $572,853 in 2001 and $1,909,069 in 2000                             10,678,214    11,357,522
   Income taxes refundable                                                                   1,108,007     1,162,118
   Other receivables                                                                           371,656       362,000
   Due from employees, net of allowance for uncollectible
            advances of $70,000 in 2001                                                         35,018         2,890
   Inventories                                                                              14,084,931     7,572,153
   Prepaid expenses                                                                            185,831       112,794
   Deferred income taxes                                                                       260,709       959,665
                                                                                           -----------   -----------

                   Total current assets                                                     28,811,974    40,970,868

Other assets                                                                                   367,469       261,937
Property and equipment, net                                                                 12,685,053    11,455,372
Deferred income taxes                                                                          933,801            --
                                                                                           -----------   -----------

                   Total assets                                                            $42,798,297   $52,688,177
                                                                                           ===========   ===========
                            Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable to bank                                                                   $ 8,271,000   $        --
   Accounts payable and accrued expenses                                                     5,537,313     2,479,116
   Accrued compensation and payroll taxes                                                      798,203       847,572
   Payable to investment broker related to securities trading                                       --     5,658,574
                                                                                           -----------   -----------

                   Total current liabilities                                                14,606,516     8,985,262

Other liabilities                                                                              326,553            --
Deferred income taxes                                                                               --       195,085
                                                                                           -----------   -----------

                   Total liabilities                                                        14,933,069     9,180,347
                                                                                           -----------   -----------
Stockholders' equity:
   Preferred stock, no par value, authorized 1,000,000 shares;
            none issued and outstanding                                                             --            --
   Common stock, no par value, authorized 100,000,000
            shares; issued and outstanding 55,431,279 shares in 2001
            and 56,391,993 shares in 2000                                                           --     6,893,579
   Retained earnings                                                                        27,865,228    36,614,251
                                                                                           -----------   -----------

                   Total stockholders' equity                                               27,865,228    43,507,830

Commitments and contingencies
                                                                                           -----------   -----------

                   Total liabilities and stockholders' equity                              $42,798,297   $52,688,177
                                                                                           ===========   ===========

See accompanying notes to financial statements.

                           OPTICAL CABLE CORPORATION
                           Statements of Operations
                  Years Ended October 31, 2001, 2000 and 1999

                                                                                          Years Ended October 31,
                                                                               --------------------------------------------
                                                                                   2001            2000            1999
                                                                               ------------    ------------    ------------
Net sales                                                                      $ 60,405,437    $ 58,218,994    $ 50,698,637
Cost of goods sold                                                               35,983,719      30,877,688      27,547,022
                                                                               ------------    ------------    ------------

                   Gross profit                                                  24,421,718      27,341,306      23,151,615

Selling, general and administrative expenses                                     17,130,704      15,024,198      10,798,643
                                                                               ------------    ------------    ------------

                   Income from operations                                         7,291,014      12,317,108      12,352,972

Other income (expense):
    Gains (losses) on trading securities, net                                   (11,414,151)        288,667              --
    Interest income                                                                  45,620         230,038         201,708
    Interest expense                                                               (363,417)        (57,084)             --
    Other, net                                                                        9,201         (45,015)        (35,944)
                                                                               ------------    ------------    ------------

                   Other income (expense), net                                  (11,722,747)        416,606         165,764
                                                                               ------------    ------------    ------------
                   Income (loss) before income
                    tax expense                                                  (4,431,733)     12,733,714      12,518,736

Income tax expense                                                                2,297,466       4,478,656       4,214,096
                                                                               ------------    ------------    ------------

                   Net income (loss)                                           $ (6,729,199)   $  8,255,058    $  8,304,640
                                                                               ============    ============    ============

Net income (loss) per share:
    Basic and diluted                                                          $      (0.12)   $       0.15    $       0.15
                                                                               ============    ============    ============

See accompanying notes to financial statements.

                           OPTICAL CABLE CORPORATION
                      Statements of Stockholders' Equity
                  Years Ended October 31, 2001, 2000 and 1999

                                                                                                   Total
                                                       Common Stock              Retained      Stockholders'
                                               ----------------------------
                                                  Shares          Amount         Earnings         Equity
                                               ------------    ------------    ------------    ------------
Balances at October 31, 1998                     56,818,554    $  9,936,640    $ 20,054,553    $ 29,991,193

Exercise of employee stock
    options ($1.67 per share)                       119,700         199,500              --         199,500
Tax benefit of disqualifying
    disposition of stock options exercised               --         209,207              --         209,207
Repurchase of common stock (at cost)               (816,847)     (5,857,465)             --      (5,857,465)
Net income                                               --              --       8,304,640       8,304,640
                                               ------------    ------------    ------------    ------------

Balances at October 31, 1999                     56,121,407       4,487,882      28,359,193      32,847,075

Exercise of employee stock
    options ($3.86 per share)                       268,336       1,036,916              --       1,036,916
Restricted stock award ($6.25 per share)              2,250          14,063              --          14,063
Tax benefit of disqualifying
    disposition of stock options exercised               --       1,354,718              --       1,354,718
Net income                                               --              --       8,255,058       8,255,058
                                               ------------    ------------    ------------    ------------

Balances at October 31, 2000                     56,391,993       6,893,579      36,614,251      43,507,830

Exercise of employee stock
    options ($2.07 per share)                       142,436         295,261              --         295,261
Restricted stock award ($6.25 per share)                750           4,687              --           4,687
Stock-based compensation                                 --           5,593              --           5,593
Tax benefit of disqualifying
    disposition of stock options exercised               --          62,749              --          62,749
Repurchase of common stock (at cost)             (1,103,900)     (7,261,869)     (2,019,824)     (9,281,693)
Net loss                                                 --              --      (6,729,199)     (6,729,199)
                                               ------------    ------------    ------------    ------------

Balances at October 31, 2001                     55,431,279    $         --    $ 27,865,228    $ 27,865,228
                                               ============    ============    ============    ============

See accompanying notes to financial statements.

                           OPTICAL CABLE CORPORATION
                           Statements of Cash Flows
                  Years Ended October 31, 2001, 2000 and 1999

                                                                                       Years Ended October 31,
                                                                            --------------------------------------------
                                                                                2001            2000            1999
                                                                            ------------    ------------    ------------
Cash flows from operating activities (including securities trading):
  Net income (loss)                                                         $ (6,729,199)   $  8,255,058    $  8,304,640
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                              1,058,489         841,646         764,652
    Bad debt expense                                                           1,052,447       2,018,128          87,490
    Deferred income tax expense (benefit)                                       (429,930)       (737,717)         67,754
    Loss on disposal of property and equipment                                        --           7,807              --
    Tax benefit of disqualifying disposition of stock options exercised           62,749       1,354,718         209,207
    Stock-based compensation expense                                              10,280          14,063              --
    Unrealized losses on trading securities, net                                      --         499,755              --
    (Increase) decrease in trading securities                                 17,982,830     (18,482,585)             --
    Increase (decrease) in payable to investment broker
     related to securities trading                                            (5,658,574)      5,658,574              --
    (Increase) decrease in:
     Trade accounts receivable (before bad debt expense)                        (303,139)     (3,051,328)       (417,913)
     Income taxes refundable                                                      54,111      (1,162,118)             --
     Other receivables                                                            (9,656)        (81,781)         14,980
     Due from employees                                                         (102,128)          5,210          (2,511)
     Inventories                                                              (6,512,778)      1,182,270       1,212,589
     Prepaid expenses                                                            (73,037)         (6,258)        (10,770)
    Increase (decrease) in:
     Accounts payable and accrued expenses and other liabilities               3,578,276      (1,053,960)      1,328,540
     Accrued compensation and payroll taxes                                      (49,369)        154,894          36,650
     Income taxes payable                                                             --        (421,803)        310,354
                                                                            ------------    ------------    ------------
        Net cash provided by (used in) operating activities
         (including securities trading)                                        3,931,372      (5,005,427)     11,905,662
                                                                            ------------    ------------    ------------
Cash flows from investing activities:
  Purchase of property and equipment                                          (2,481,696)     (1,298,717)       (400,714)
  Increase in cash surrender value of life insurance                            (105,532)        (90,554)       (171,382)
  Advances on note receivable from former officer                                500,000              --              --
  Collection from note receivable from former officer                           (500,000)             --              --
  Collection from note receivable                                                     --              --          18,800
                                                                            ------------    ------------    ------------

        Net cash used in investing activities                                 (2,587,228)     (1,389,271)       (553,296)
                                                                            ------------    ------------    ------------
Cash flows from financing activities:
  Repurchase of common stock                                                  (9,281,693)             --      (5,857,465)
  Proceeds from exercise of employee stock options                               295,261       1,036,916         199,500
  Proceeds from notes payable to bank, net                                     8,271,000              --              --
                                                                            ------------    ------------    ------------

        Net cash provided by (used in) financing activities                     (715,432)      1,036,916      (5,657,965)
                                                                            ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents                             628,712      (5,357,782)      5,694,401

Cash and cash equivalents at beginning of year                                 1,458,896       6,816,678       1,122,277
                                                                            ------------    ------------    ------------

Cash and cash equivalents at end of year                                    $  2,087,608    $  1,458,896    $  6,816,678
                                                                            ============    ============    ============
Supplemental disclosure of cash flow information:

  Cash payments for interest                                                $    320,750    $     57,084    $         --
                                                                            ============    ============    ============
  Income taxes paid                                                         $  2,610,536    $  5,445,576    $  3,615,300
                                                                            ============    ============    ============
  Noncash investing and financing activities:

   Capital expenditures accrued in accounts payable                         $     58,650    $    252,176    $     89,344
                                                                            ============    ============    ============
   Trade accounts receivable financed as note receivable                    $         --    $         --    $    112,405
                                                                            ============    ============    ============

See accompanying notes to financial statements.

                           OPTICAL CABLE CORPORATION
                         Notes to Financial Statements
                  Years Ended October 31, 2001, 2000 and 1999


(1)  Description of Business and Summary of Significant Accounting Policies

     (a)  Description of Business

          Optical Cable Corporation (the "Company") manufactures and markets a broad range of tight-buffered fiber optic cables for high bandwidth transmission of data, video and audio communications over short to moderate distances. The Company utilizes a tight-buffer coating process that protects each optical fiber. The Company's fiber optic cables are sold nationwide and in over 65 foreign countries. Also see note 8.

     (b)  Cash and Cash Equivalents

          The Company maintains its primary cash accounts at two commercial banks located in Virginia. Accounts in these banks are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of October 31, 2001, the Company had bank deposits in excess of $100,000 totaling $1,795,243. As of October 31, 2000, the Company had no domestic bank deposits in excess of $100,000.

          As of October 31, 2000, cash equivalents consist of $1,171,777 of overnight repurchase agreements. As of October 31, 2001, the Company had no cash equivalents. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     (c)  Trading Securities

          Trading securities were recorded at fair value, which was based on quoted market prices. Purchases and sales of trading securities were recognized on a trade-date basis, the date the order to buy or sell was executed. The Company's trading securities were bought and held principally for the purpose of selling them in the near term. In addition to realized gains and losses, unrealized holding gains and losses for trading securities were included in net income. The amount of net unrealized holding loss that was included in net income for the year ended October 31, 2000 was $499,755. Net realized gains or losses were determined on the first-in, first-out cost method. As of October 31, 2000, the Company's trading securities consisted of shares in the Nasdaq 100 Trust, which is designed to closely track the price and yield performance of the Nasdaq stock index.

          As of October 31, 2000, the Company had short-term margin borrowings of $5,658,574 payable to an investment broker related to the trading securities. The margin account incurred interest at rates ranging from the Call Money rate plus .025% to the Call Money rate plus 2.50%, depending on the outstanding balance of margin borrowings (8.50% as of October 31, 2000). Obligations of the Company to the investment broker were collateralized by the trading securities and were subject to margin provisions, which could have resulted in the sale of some or all of the trading securities to meet margin calls.

                           OPTICAL CABLE CORPORATION
                   Notes to Financial Statements (Continued)
                  Years Ended October 31, 2001, 2000 and 1999

          In fiscal year 2000, the Company recognized realized and unrealized net gains on trading securities of $288,667 and incurred interest expense on margin borrowings of $57,084. Subsequent to October 31, 2000, the Company continued to purchase and sell shares in the Nasdaq 100 Trust and during this period, the fair value of those shares continued to decline substantially resulting in the sale of some of the trading securities to meet margin calls. The Company's last purchase of shares in the Nasdaq 100 Trust was on May 14, 2001. On October 3, 2001, the Company sold all of its remaining investment in the Nasdaq 100 Trust and paid off the outstanding margin borrowings as part of a policy to invest future excess funds only in short-term interest-bearing investments. In fiscal year 2001, the Company recognized realized net losses on trading securities of $11,414,151 and incurred interest expense on margin borrowings of $304,595.

     (d)  Inventories

          Inventories of raw materials and production supplies are stated at the lower of cost (specific identification for optical fibers and first-in, first-out for other raw materials and production supplies) or market. Inventories of work in process and finished goods are stated at average cost, which includes raw materials, direct labor and manufacturing overhead. Also see note 3.

     (e)  Property and Equipment

          Property and equipment are stated at cost. Depreciation and amortization are provided for using both straight-line and declining balance methods over the estimated useful lives of the assets. Estimated useful lives are thirty-nine years for buildings and improvements and five to seven years for machinery and equipment and furniture and fixtures. Also see note 4.

     (f)  Revenue Recognition

          Revenue is recognized at the time of product shipment or delivery to the customer, and the customer takes ownership and assumes risk of loss based on shipping terms.

     (g)  Shipping and Handling Costs

          Shipping and handling costs include the costs incurred to physically move finished goods from the Company's warehouse to the customers designated location and the costs to store, move and prepare the finished goods for shipment. All amounts billed to a customer in a sale transaction related to shipping and handling are classified as sales revenue. Shipping and handling costs of approximately $2,155,000, $1,948,000 and $1,425,000 are included in selling, general and administrative expenses for the years ended October 31, 2001, 2000 and 1999, respectively.

     (h)  Income Taxes

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax

                           OPTICAL CABLE CORPORATION
                   Notes to Financial Statements (Continued)
                  Years Ended October 31, 2001, 2000 and 1999


          bases and operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Also see note 9.

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

     (j)  Stock Option Plan

          The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed plan stock options granted to employees. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. The Company applies the provisions of SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, for nonemployee stock option grants. Also see note 7.

     (k)  Net Income (Loss) Per Share

          Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income (loss) of the Company. Also see note 11.

                           OPTICAL CABLE CORPORATION
                   Notes to Financial Statements (Continued)
                  Years Ended October 31, 2001, 2000 and 1999

       (l)    Comprehensive Income

              SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Enterprises that have no items of other comprehensive income in any period presented are excluded from the scope of this Statement. The Company has no items of other comprehensive income in any period presented.

       (m)    Commitments and Contingencies

              Liabilities for loss contingencies arising from product warranties and defects, claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

       (n)    Use of Estimates

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

       (o)    Reclassifications

              Certain reclassifications have been made to the prior years' financial statements to place them on a basis comparable with the current year's financial statements.


(2)    Allowance for Doubtful Accounts for Trade Accounts Receivable

       A summary of changes in the allowances for doubtful accounts for trade accounts receivable for the years ended October 31, 2001, 2000 and 1999 follows:

                                                Years Ended October 31,
                                       ----------------------------------------
                                           2001           2000          1999
                                       -----------    -----------   -----------

       Balance at beginning of year    $ 1,909,069    $   316,000   $   311,500
       Bad debt expense                    982,447      2,018,128        87,490
       Losses charged to allowance      (2,327,753)      (453,049)      (84,633)
       Recoveries added to allowance         9,090         27,990         1,643
                                       -----------    -----------   -----------
       Balance at end of year          $   572,853    $ 1,909,069   $   316,000
                                       ===========    ===========   ===========

                           OPTICAL CABLE CORPORATION
                   Notes to Financial Statements (Continued)
                  Years Ended October 31, 2001, 2000 and 1999

       One of the Company's two major distributors filed for protection from its creditors under bankruptcy laws in January 2001. As of October 31, 2000, the Company specifically reserved approximately $1,772,000 for estimated uncollectible accounts receivable from this distributor. As of January 31, 2001, the Company wrote off that $1,772,000 reserve, as well as an additional bad debt reserve related to this distributor of approximately $419,000 incurred during the first quarter of fiscal year 2001, for a total write-off of approximately $2,191,000 for estimated uncollectible accounts receivable from this distributor for the year ended October 31, 2001. There were no net sales attributed to this distributor subsequent to the first quarter of fiscal year 2001. Also see note 8.


(3)    Inventories

       Inventories as of October 31, 2001 and 2000 consist of the following:

                                                        October 31,
                                                --------------------------
                                                     2001          2000
                                                ------------   -----------

       Finished goods                           $  4,328,379   $   808,271
       Work in process                             3,064,975     3,487,611
       Raw materials                               6,641,985     3,194,393
       Production supplies                            49,592        81,878
                                                ------------   -----------

                                                $ 14,084,931   $ 7,572,153
                                                ============   ===========

       During fiscal year 2001, the Company entered into separate long-term supply agreements with two raw optical fiber suppliers. One agreement expires on December 31, 2003 and the other on December 31, 2004.

       The aggregate purchases related to these agreements totaled approximately $9.5 million for the year ended October 31, 2001. The aggregate purchases related to these agreements (subject to certain annual price adjustments) for each of the fiscal years subsequent to October 31, 2001 are approximated as follows:

               Fiscal Year Ending October 31,                 Amount
               ------------------------------            ----------------

               2002                                      $     12,207,000
               2003                                            14,104,000
               2004                                             8,641,000
               2005                                             1,247,000
                                                         ----------------

                   Total                                 $     36,199,000
                                                         ================

Additionally, one of the supply agreements requires that one-half of all single-mode fiber purchases through December 31, 2004 above the committed amounts be purchased from that supplier at market prices.

                           OPTICAL CABLE CORPORATION
                   Notes to Financial Statements (Continued)
                  Years Ended October 31, 2001, 2000 and 1999

(4)    Property and Equipment

       Property and equipment as of October 31, 2001 and 2000 consists of the following:

                                                                    October 31,
                                                            --------------------------
                                                                 2001          2000
                                                            ------------  ------------
       Land                                                 $  2,745,327  $  2,745,327
       Building and improvements                               6,896,842     6,896,842
       Machinery and equipment                                 8,193,773     6,676,960
       Furniture and fixtures                                    794,418       735,052
       Construction in progress                                  948,062       236,071
                                                            ------------  ------------

                 Total property and equipment, at cost        19,578,422    17,290,252

       Less accumulated amortization and depreciation         (6,893,369)   (5,834,880)
                                                            ------------  ------------

                 Property and equipment, net                $ 12,685,053  $ 11,455,372
                                                            ============  ============

       As of October 31, 2001, construction in progress represents machinery and equipment purchased for expansion in 2001, which is ready for service but has not yet been placed into service due to a reduction in product demand.

(5)    Notes Payable to Bank

       Under a loan agreement with its bank dated March 10, 1999, the Company had a $5 million secured revolving line of credit and a $10 million secured revolving line of credit. The lines of credit are subject to certain restrictive covenants with the bank. During fiscal year 2001, the Company violated certain restrictive covenants. Effective October 30, 2001, the bank waived the Company's defaults under the loan agreement, amended the loan agreement and reduced the $10 million line of credit to $4.5 million for a maximum combined availability of $9.5 million. As of October 31, 2001, the Company had combined outstanding borrowings under these lines of credit in the amount of $8,271,000, with $1,229,000 unused and available. As of October 31, 2000, no borrowings were outstanding under these lines of credit.

       The lines of credit bear interest at 1.50% above the monthly LIBOR rate (3.79% as of October 31, 2001 and 8.12% as of October 31, 2000) and are equally and ratably collateralized by the Company's accounts receivable, contract rights, inventory, furniture and fixtures, machinery and equipment and general intangibles. The lines of credit have been extended and will expire on March 31, 2002, unless they are further renewed or extended. While the lines of credit do not require a compensating balance that legally restricts the use of cash amounts, at the bank's request, the Company has agreed to maintain an unrestricted target cash balance of $125,000.

                           OPTICAL CABLE CORPORATION
                   Notes to Financial Statements (Continued)
                  Years Ended October 31, 2001, 2000 and 1999


     The Company is seeking to obtain $15 to $20 million in new credit (part revolving line of credit and part term loan) to be collateralized by all of the assets of the Company. This planned credit facility would replace the current credit facilities described above.


(6)  Related Party Transactions

     Since February 1, 1995, the Company had entered into employment agreements with the individual who was the Company's former Chairman, President and Chief Executive Officer and its previously sole stockholder, which typically had a term of less than two years. Annual compensation under the agreements consisted of a base salary equal to one percent of the previous fiscal year's net sales and a sales commission or incentive bonus of one percent of any increase between the current fiscal year's net sales and the prior fiscal year's net sales. The Company calculated and paid this individual's incentive bonus on a monthly basis by comparing the prior month's net sales with the net sales for the corresponding month in the prior fiscal year. Such calculations were not cumulative, so, depending on monthly net sales fluctuations during any given fiscal year, the individual might receive monthly incentive bonuses with respect to net sales increases in certain months even though annual cumulative net sales decreased when compared to the prior fiscal year. Compensation under this arrangement, which terminated on October 31, 2001, amounted to $681,546, $586,981 and $539,997 for the years ended October 31, 2001, 2000 and 1999, respectively.

     On December 3, 2001, the Company issued a press release that announced that, upon the recommendation of the independent Special Committee of its Board of Directors (the "Special Committee"), the Board of Directors had removed this individual as the Company's Chairman, President and Chief Executive Officer. Also see note 13.

     During the year ended October 31, 2001, the Company paid $90,000 to Serendipity Motorsports, a company owned by the daughter of the Company's former Chairman, President and Chief Executive Officer. The payments were for the sponsorship of a NASCAR Goody's Dash Series Team involving a race car driven by the daughter.


(7)  Employee Benefits

     Through December 31, 2000, the Company maintained an independently administered self-insurance program that provided health insurance coverage for employees and their dependents on a cost-reimbursement basis. Under the program, the Company was obligated for claims payments. Effective January 1, 2001, the Company no longer independently administers the health insurance coverage, but has contracted for insurance coverage with a third-party administrator. During the years ended October 31, 2001, 2000 and 1999, total expense of $1,682,107, $925,347 and $837,488,

                           OPTICAL CABLE CORPORATION
                   Notes to Financial Statements (Continued)
                  Years Ended October 31, 2001, 2000 and 1999

       respectively, was incurred under the Company's current insured and previous self-insured health care program.

       Effective January 1, 1994, the Company adopted a 401(k) retirement savings plan. To become eligible for the plan, an employee must complete at least six months of service and be at least 21 years of age. Employees are eligible to enter the plan on January 1 or July 1 each year. The plan allows participants to contribute through salary reduction up to 7% of their annual compensation on a pretax basis. Company matching contributions are two dollars for every one dollar contributed by an employee up to 4% of the employees' annual compensation. The Company made matching contributions to the plan of $454,825, $406,934 and $365,887 for the years ended October 31, 2001, 2000 and 1999, respectively.

       The Company and its previously sole stockholder adopted on March 1, 1996 a stock incentive plan which is called the Optical Cable Corporation 1996 Stock Incentive Plan (the "Plan"). The Plan is intended to provide a means for employees to increase their personal financial interest in the Company, thereby stimulating the efforts of these employees and strengthening their desire to remain with the Company through the use of stock incentives. The Company has reserved 6,000,000 shares of common stock for issuance pursuant to incentive awards under the Plan. As of October 31, 2001, there were 4,986,438 additional shares available for grant under the Plan. The options have terms ranging from 5.41 to 10 years, and generally vest 25% after two years, 50% after three years, 75% after four years and 100% after five years, with certain option grants vesting in equal monthly installments over four years.

       The per share weighted-average estimated fair value of stock options granted during 2001 was $4.22 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no expected cash dividend yield, risk-free interest rate of 5.57%, expected volatility of 106.8% and an expected life of 4.87 years. No new stock options were granted during the fiscal years ended October 31, 2000 and 1999; however, certain replacement options were granted as further described below.

       The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options granted to employees in the financial statements. Had compensation cost for the Company's Plan been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the SFAS No. 123 pro forma amounts indicated below:

                                              Years Ended October 31,
                                      ----------------------------------------
                                          2001          2000          1999
                                      ------------   -----------   -----------
       Net income (loss):
         As reported                  $ (6,729,199)  $ 8,255,058   $ 8,304,640
                                      ============   ===========   ===========

         Pro forma                    $ (7,295,776)  $ 7,911,830   $ 7,961,412
                                      ============   ===========   ===========

                           OPTICAL CABLE CORPORATION
                   Notes to Financial Statements (Continued)
                  Years Ended October 31, 2001, 2000 and 1999

                                              Years Ended October 31,
                                      ----------------------------------------
                                          2001          2000          1999
                                      ------------   -----------   -----------
       Net income (loss) per share:
         Basic:
            As reported               $      (0.12)  $      0.15   $      0.15
                                      ============   ===========   ===========

            Pro forma                 $      (0.13)  $      0.14   $      0.14
                                      ============   ===========   ===========

         Diluted:
            As reported               $      (0.12)  $      0.15   $      0.15
                                      ============   ===========   ===========

            Pro forma                 $      (0.13)  $      0.14   $      0.14
                                      ============   ===========   ===========

       Stock option activity for the years ended October 31, 2001, 2000 and 1999 is as follows:

                                                                  Number of       Weighted-Average
                                                                    Shares         Exercise Price
                                                                  ---------       ----------------
       Balance at October 31, 1998                                  853,725       $           3.97

         Replacement options issued                                   3,449                   7.25
         Exercised                                                 (119,700)                  1.67
         Forfeited                                                  (26,250)                  5.94
                                                                  ---------

       Balance at October 31, 1999                                  711,224                   4.28

         Replacement options issued                                   1,500       $           7.25
         Exercised                                                 (268,336)                  3.86
         Forfeited                                                  (15,389)                  6.02
                                                                  ---------

       Balance at October 31, 2000                                  428,999                   4.53

         Granted                                                    750,000       $           7.54
         Exercised                                                 (142,436)                  2.07
         Forfeited                                                  (23,001)                 10.26
                                                                  ---------
       Balance at October 31, 2001, (283,562 options
         exercisable; 83,200 options at exercise
         price of $1.67 per share with remaining
         contractual life of 4.5 years, and 200,362
         options at exercise price of $7.42 per share
         with remaining contractual life of 4.5 years)            1,013,562       $           6.97
                                                                  =========

       Included in the 750,000 options granted during the fiscal year ended October 31, 2001 were 100,000 options to nonemployee sales representatives. The Company recorded compensation expense of $5,593 related to these options for the fiscal year ended October 31, 2001.

       No new stock options were granted during the fiscal years ended October 31, 2000 and 1999. However, prior stock options granted have a replacement feature contained in the original terms of the award, whereby the participant automatically receives a replacement option to purchase additional shares of the Company's common stock equal to the number of shares surrendered, if any, to the Company by the participant in payment of the exercise price with respect to stock options exercised.

                           OPTICAL CABLE CORPORATION
                   Notes to Financial Statements (Continued)
                  Years Ended October 31, 2001, 2000 and 1999



     Replacement options were issued under this replacement feature during the fiscal years ended October 31, 2000 and 1999.

     Subsequent to October 31, 2001, the Board of Directors approved grants of stock options for a total of 250,000 shares effective November 16, 2001 under the Company's 1996 Stock Incentive Plan. The per share exercise price of $1.25 associated with these stock options was equal to the closing price of the Company's common stock on the date of grant.

(8)  Business and Credit Concentrations, Major Customers and Geographic
     Information

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

     The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company's large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of October 31, 2001 and 2000 have been adequately provided for in the financial statements. As of October 31, 2001 and 2000, there were no significant amounts receivable from any one customer other than those described below.

     For the year ended October 31, 2001, 13.6% or approximately $8,213,000 of net sales were attributable to one major domestic distributor. Subsequent to October 31, 2001, this distributor advised the Company that it will no longer stock the Company's product line as part of its regular product offering. The related trade accounts receivable for this distributor as of October 31, 2001 totaled approximately $1,916,000. No single customer or other distributor accounted for more than 10% of net sales for the year ended October 31, 2001. As of October 31, 2001, no single customer or other distributor had an outstanding balance payable to the Company in excess of 5% of total stockholders' equity.

     For the year ended October 31, 2000, 28.0% or approximately $16,241,000 of net sales were attributable to two major domestic distributors (12.5% or approximately $7,246,000 to one of these major distributors and 15.5% or approximately $8,995,000 to the other major distributor that filed for protection from its creditors under the bankruptcy laws in January 2001). The combined related trade accounts receivable for these distributors as of October 31, 2000 totaled approximately $3,468,000. The Company specifically reserved $1,772,000 for estimated uncollectible accounts receivable from

                           OPTICAL CABLE CORPORATION
                   Notes to Financial Statements (Continued)
                  Years Ended October 31, 2001, 2000 and 1999

       one of these major distributors that filed for protection from its creditors under the bankruptcy laws in January 2001 (see note 2). No single customer or other distributor accounted for more than 10% of net sales for the year ended October 31, 2000. As of October 31, 2000, no single customer or other distributor had an outstanding balance payable to the Company in excess of 5% of total stockholders' equity.

       For the year ended October 31, 1999, 30.6% or approximately $15,513,000 of net sales were attributable to two major domestic distributors (15.8% or approximately $8,002,000 to one of these major distributors and 14.8% or approximately $7,511,000 to the other major distributor that filed for protection from its creditors under the bankruptcy laws in January 2001). The combined related trade accounts receivable for these distributors as of October 31, 1999 totaled approximately $3,294,000. No single customer or other distributor accounted for more than 10% of net sales for the year ended October 31, 1999. As of October 31, 1999, no single customer or other distributor had an outstanding balance payable to the Company in excess of 5% of total stockholders' equity.

       For the years ended October 31, 2001, 2000 and 1999, approximately 77%, 79% and 80%, respectively, of net sales were from customers located in the United States, while approximately 23%, 21% and 20% , respectively, were from international customers. Net sales attributable to the United States and other foreign countries for the years ended October 31, 2001, 2000 and 1999 were as follows:

                                                                             Years Ended October 31,
                                                                 -----------------------------------------------
                                                                      2001            2000              1999
                                                                 -------------    ------------     -------------
       United States                                             $  46,342,042    $ 45,878,300     $  40,687,466
       Australia                                                       828,006         801,641           702,780
       Brazil                                                          877,559         924,122           741,962
       Canada                                                        2,564,758       1,808,469         1,756,928
       England                                                       1,404,508       1,163,587           694,680
       Japan                                                         1,040,509         871,423           740,987
       Other foreign countries                                       7,348,055       6,771,452         5,373,834
                                                                 -------------    ------------     -------------

               Total net sales                                   $  60,405,437    $ 58,218,994     $  50,698,637
                                                                 =============    ============     =============

       None of the Company's long-lived assets are located outside the United States.

(9)    Income Taxes

       Total income taxes for the years ended October 31, 2001, 2000 and 1999 were allocated as follows:

                                                                             Years Ended October 31,
                                                                 -----------------------------------------------
                                                                      2001            2000              1999
                                                                 -------------    ------------     -------------
       Income from continuing operations                         $   2,297,466    $  4,478,656     $   4,214,096
       Stockholders' equity, for disqualifying disposition
           of stock options exercised                                  (62,749)     (1,354,718)         (209,207)
                                                                 -------------    ------------     -------------

                                                                 $   2,234,717    $  3,123,938     $   4,004,889
                                                                 =============    ============     =============

                           OPTICAL CABLE CORPORATION
                   Notes to Financial Statements (Continued)
                  Years Ended October 31, 2001, 2000 and 1999

       Income tax expense (benefit) attributable to income from continuing operations for the years ended October 31, 2001, 2000 and 1999 consists of:


Fiscal Year Ended October 31, 2001                              Current          Deferred            Total
----------------------------------                           --------------    --------------    --------------
U.S. Federal                                               $   2,458,680      $    (381,647)    $   2,077,033
State                                                            268,716            (48,283)          220,433
                                                             --------------    --------------    --------------
               Totals                                      $   2,727,396      $    (429,930)    $   2,297,466
                                                             ==============    ==============    ==============

Fiscal Year Ended October 31, 2000                               Current          Deferred            Total
----------------------------------                            -------------     -------------    --------------

U.S. Federal                                               $   4,667,627      $    (658,506)    $   4,009,121
State                                                            548,746            (79,211)          469,535
                                                              -------------     -------------    --------------
               Totals                                      $   5,216,373      $    (737,717)    $   4,478,656
                                                              =============     =============    ==============

Fiscal Year Ended October 31, 1999                               Current          Deferred            Total
----------------------------------                            -------------     -------------    --------------

U.S. Federal                                               $   3,729,606      $      60,479     $   3,790,085
State                                                            416,736              7,275           424,011
                                                              -------------     -------------    --------------
               Totals                                      $   4,146,342      $      67,754     $   4,214,096
                                                              =============     =============    ==============

Reported income tax expense for the years ended October 31, 2001, 2000 and 1999 differs from the "expected" tax expense (benefit), computed by applying the U.S. Federal statutory income tax rate of 35% to income (loss) before income tax expense, as follows:

                                                                              Years Ended October 31,
                                                                --------------------------------------------------
                                                                    2001              2000              1999
                                                                --------------    --------------     -------------
"Expected" tax expense (benefit)                              $  (1,551,107)     $  4,456,800       $ 4,381,558
Increase (reduction) in income tax expense resulting from:
    Benefits from Extraterritorial Income Exclusion
       and Foreign Sales Corporation                               (155,846)         (201,098)         (326,662)
    State income taxes, net of federal benefit (expense)           (145,804)          295,853           254,359
    Increase in the valuation allowance for deferred tax
       assets                                                     4,059,822                --                --
    Other differences, net                                           90,401           (72,899)          (95,159)
                                                                --------------    --------------     -------------
                   Reported income tax expense                $   2,297,466      $  4,478,656       $ 4,214,096
                                                                ==============    ==============     =============

                           OPTICAL CABLE CORPORATION
                   Notes to Financial Statements (Continued)
                  Years Ended October 31, 2001, 2000 and 1999

The significant components of deferred income tax expense (benefit) attributable to income from continuing operations for the years ended October 31, 2001, 2000 and 1999 are as follows:

                                                                             Years Ended October 31,
                                                                --------------------------------------------------
                                                                    2001              2000              1999
                                                                --------------   ---------------   ---------------
Deferred tax expense (benefit) (exclusive of the
    effects of the other component below)                       $  (4,489,752)   $     (737,717)   $      67,754
Increase in the valuation allowance for deferred
    tax assets                                                      4,059,822                --               --
                                                                 ------------     -------------     ------------
                                                                $    (429,930)   $     (737,717)   $      67,754
                                                                 ============     =============     ============

The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets and deferred tax liabilities as of October 31, 2001 and 2000 are presented below:


                                                                                            October 31,
                                                                                  -------------------------------
                                                                                      2001             2000
                                                                                  --------------   --------------
Deferred tax assets:
    Accounts receivable, due to allowance for doubtful accounts and
       allowance for sales returns                                                 $   561,400      $   718,312
    Inventories, due to allowance for damaged and slow-moving
       inventories and additional costs inventoried for tax purposes
       pursuant to the Tax Reform Act of 1986                                          527,770           66,070
    Self-insured health care costs, due to accrual for financial reporting
       purposes                                                                             --           44,780
    Compensated absences due to accrual for financial reporting purposes                48,118           49,594
    Capital loss carryforward and unrealized net loss on trading securities          4,059,822          187,368
    Liabilities recorded for loss contingencies, deductible for tax purposes
       when paid                                                                       413,002               --
    Other                                                                                2,042            4,205
                                                                                    ----------       ----------

                   Total gross deferred tax assets                                   5,612,154        1,070,329
    Less valuation allowance                                                        (4,059,822)              --
                                                                                    ----------       ----------

                   Net deferred tax assets                                           1,552,332        1,070,329
Deferred tax liabilities:
    Plant and equipment, due to differences in depreciation and capital
                                                                                      (222,130)        (195,085)
    Other receivables, due to accrual for financial reporting purposes                (135,692)        (110,664)
                                                                                    ----------       ----------

                   Total gross deferred tax liabilities                               (357,822)        (305,749)
                                                                                    ----------       ----------

                   Net deferred tax asset                                          $ 1,194,510      $   764,580
                                                                                    ==========       ==========

As of October 31, 2001, the Company has assessed the realizability of its deferred tax asset relating to the capital loss carryforward generated by the sale of the Company's trading securities during the fiscal year ended October 31, 2001. The Company has determined that it is more likely than not that this deferred tax asset totaling $4,059,822 as of October 31, 2001, will not be realized. In addition, the capital loss carryforward may be limited due to certain stock ownership changes. Accordingly, the

                           OPTICAL CABLE CORPORATION
                   Notes to Financial Statements (Continued)
                  Years Ended October 31, 2001, 2000 and 1999

     Company has established a valuation allowance for deferred tax assets in the amount of $4,059,822 as of October 31, 2001, which is included in income tax expense for the fiscal year ended October 31, 2001. In order to fully realize this deferred tax asset, the Company would need to generate future taxable capital gains of approximately $11.1 million prior to the expiration of the capital loss carryforward in 2006.

     Based on the Company's historical and projected pretax earnings, management believes that it is more likely than not that the Company's other deferred tax assets will be realized.


(10) Fair Value of Financial Instruments

     The carrying amounts reported in the balance sheet for cash, cash equivalents, trade accounts receivable, other receivables, notes payable to bank, accounts payable and accrued expenses, and payable to investment broker related to securities trading approximate fair value because of the short maturity of these instruments. For trading securities, fair value was based on quoted market prices. The fair value for other noncurrent liabilities is estimated by discounting the future cash flows at an estimated interest rate of similar instruments of comparable maturities and approximates the carrying amount reported in the balance sheet.


(11) Net Income (Loss) Per Share

     The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

                                                                   Net Loss            Shares          Per Share
Fiscal Year Ended October 31, 2001                                (Numerator)      (Denominator)         Amount
----------------------------------                               -----------       -------------     --------------
Basic net loss per share                                      $   (6,729,199)         56,156,379      $       (0.12)
                                                                                                        ===========
Effect of dilutive stock options                                          --             189,638
                                                                 -----------       -------------
Diluted net loss per share                                    $   (6,729,199)         56,346,017      $       (0.12)
                                                                 ===========       =============        ===========
                                                                  Net Income            Shares           Per Share
Fiscal Year Ended October 31, 2000                                (Numerator)       (Denominator)          Amount
----------------------------------                               -----------       -------------       ------------
Basic net income per share                                    $    8,255,058          56,306,679      $        0.15
                                                                                                       ============
Effect of dilutive stock options                                          --             451,503
                                                                 -----------       -------------
Diluted net income per share                                  $    8,255,058          56,758,182      $        0.15
                                                                 ===========       =============       ============
                                                                  Net Income            Shares           Per Share
Fiscal Year Ended October 31, 1999                                (Numerator)       (Denominator)          Amount
----------------------------------                               -----------       -------------       ------------
Basic net income per share                                    $    8,304,640          56,503,964      $        0.15
                                                                                                         ==========
Effect of dilutive stock options                                          --             360,933
                                                                 -----------       -------------
Diluted net income per share                                  $    8,304,640          56,864,897      $        0.15
                                                                 ===========       =============         ==========

                           OPTICAL CABLE CORPORATION
                   Notes to Financial Statements (Continued)
                  Years Ended October 31, 2001, 2000 and 1999


     Stock options that could potentially dilute net income (loss) per share in the future that were not included in the computation of diluted net income
     (loss) per share (because to do so would have been antidilutive for the periods presented) totaled 480,000 for the year ended October 31, 2001. No such antidilutive stock options existed with respect to diluted net income per share calculation for the years ended October 31, 2000 and 1999.


(12) Stockholders' Equity

     The Company's Board of Directors has authorized the repurchase of up to $25 million of the Company's common stock in the open market or in privately negotiated transactions. Through October 31, 2001, the Company has repurchased 3,234,343 shares of its common stock for $24,145,368 in such transactions since the inception of the Company's share repurchase program in October 1997.

     Effective September 20, 2001, the Company ceased the repurchase of shares of its common stock under the share repurchase program.

     On November 2, 2001, the Board of Directors of the Company adopted a new Shareholder Rights Plan (the "Rights Plan") and declared a dividend of one preferred share purchase right (a "Right") on each outstanding share of common stock. Under the terms of the Rights Plan, if a person or group acquires 15% (or other applicable percentage, as provided in the Rights
     Plan) or more of the outstanding common stock, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right's then current exercise price, a number of shares of common stock having a market value of twice such price. In addition, if the Company is acquired in a merger or other business transaction after a person or group has acquired such percentage of the outstanding common stock, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right's then current exercise price, a number of the acquiring company's common shares having a market value of twice such price.

     Upon the occurrence of certain events, each Right will entitle its holder to buy one one-thousandth of a Series A preferred share ("Preferred Share"), at an exercise price of $25, subject to adjustment. Each Preferred Share will entitle its holder to 1,000 votes and will have an aggregate dividend rate of 1,000 times the amount, if any, paid to holders of common stock. The Rights will expire on November 2, 2011, unless the date is extended or unless the Rights are earlier redeemed or exchanged at the option of the board of directors for $.0001 per Right. Generally, each share of common stock issued after November 5, 2001 will have one Right attached. The adoption of the Rights Plan has no impact on the financial position or results of operations of the Company.

     The Company has reserved 100,000 of its authorized preferred stock for issuance upon exercise of the rights.

(13) Contingencies

     On September 27, 2000, the Equal Employment Opportunity Commission ("EEOC") filed a lawsuit under Title VII of the Civil Rights Act against the Company in the United States District Court for the Western District of Virginia. The lawsuit alleged a pattern or practice of discrimination on the bases of gender and race. The lawsuit sought injunctive and other relief and damages in an unspecified amount. On December 13, 2001, the parties reached an agreement as to the amount of a settlement (subject to final documentation and judicial review and approval), that affords both individual and class relief, without any admission of liability. Pursuant to this agreement, the Company wil pay $500,000 upon entry of a consent decree by the court, $175,000 on the first anniversary and $175,000 on the second anniversary of the consent decree, to satisfy any gender and race class claims; $75,000 to one individual specifically named in the complaint; and at least $75,000 for the Company's planned diversity, recruitment and human resource management programs over the term of the consent decree.

     As a result, the Company recorded a charge in the fourth quarter of fiscal year 2001 in the amount of $901,553 representing $575,000 (current portion) payable upon entry of a consent decree by the court, as well as $326,553 (noncurrent portion) representing the present value of two equal payments in the amount of $175,000 payable on the first and second anniversaries of the entry of a consent decree by the court. The $75,000 to be used for the Company's planned diversity, recruitment and human resource management programs will be expensed as incurred.

     The Company, the Company's former Chairman, President and Chief Executive Officer, and various John Does (officers and/or directors of the Company during the class period) were named as defendants in three class action lawsuits filed in the United States District Court for the Western District of Virginia (the "Suits"). The first class action lawsuit was filed on November 26, 2001, by Charles S. Farrell, Jr., on behalf of himself and others similarly situated. The second class action lawsuit was filed on December 14, 2001, by Lerner Group, on behalf of itself and others

                           OPTICAL CABLE CORPORATION
                   Notes to Financial Statements (Continued)
                  Years Ended October 31, 2001, 2000 and 1999


     similarly situated. The third class action lawsuit was filed on December 27, 2001, by Richard Simone, on behalf of himself and others similarly situated. In each of the substantially similar suits, the plaintiffs purport to represent purchasers of the Company's common stock during the period ranging from July 31, 2000, through October 8, 2001 (the class period), and allege that the Company violated federal securities laws and made fraudulent and/or negligent misrepresentations and/or omissions. The plaintiffs in each of the Suits seek compensatory and exemplary damages in an unspecified amount, as well as reasonable costs and expenses incurred in the cause of action, including attorneys' fees and expert fees.

     Management intends to vigorously defend the Suits. The Company may, however, incur substantial costs in defending itself against the Suits, regardless of their merit or outcome. At this early stage in the Suits, management cannot make a reasonable estimate of the monetary amount of their resolution or estimate a range of reasonably possible losses, if any. If the Company is unsuccessful, it could be subject to damages that may be substantial and could have a material adverse effect on the Company's financial position, results of operations or liquidity.

     The Company was named as a defendant in two lawsuits filed in the United States District Court for the Southern District of New York seeking to compel the Company to authorize the transfer agent to transfer unregistered, restricted stock on the Company's stock ledger. The first suit was filed on October 22, 2001, by Bear, Stearns & Co. Inc. and Bear, Stearns Securities Corporation (collectively, "Bear Stearns"). The second suit was filed on October 26, 2001, by UBS PaineWebber Inc. ("PaineWebber"). In each case the plaintiffs sought injunctive relief with respect to shares of unregistered, restricted common stock of the Company sold in the course of liquidating brokerage accounts or repossessed shares of the former Chairman, President and Chief Executive Officer to cover personal margin loans to him. Each of the lawsuits contains a claim for damages caused by the alleged wrongful refusal by the Company to authorize the transfers in connection with the liquidations. On October 31, 2001, the Court in the Bear Stearns case entered an order directing the Company to authorize the stock transfers sought by Bear Stearns and imposing certain conditions on Bear Stearns in connection with such transfers. In early November, the Company reached agreement with PaineWebber pursuant to which the Company would authorize stock transfers in connection with the liquidation of unregistered, restricted stock of the Company held by PaineWebber upon the foreclosure of a brokerage account of the former officer. Neither of the cases has been dismissed; however, the Company believes that they will be resolved without any material liability on the part of the Company.

     From time to time, the Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

(14) New Accounting Standards

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 defers the

                           OPTICAL CABLE CORPORATION
                   Notes to Financial Statements (Continued)
                  Years Ended October 31, 2001, 2000 and 1999

       effective date of SFAS No. 133 to apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 138 amends SFAS No. 133 for a limited number of issues that have caused application difficulties. The adoption of SFAS No. 133, as amended, as of November 1, 2000, did not have any effect on the financial position, results of operations or liquidity of the Company.

       The Company has also adopted Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, issued by the SEC staff. Given the nature of the Company's business, the adoption of SAB 101 did not have any effect on the financial position, results of operations or liquidity of the Company.


(15)   Quarterly Results of Operations (Unaudited)

       The following is a summary of the unaudited quarterly results of operations for the years ended October 31, 2001 and 2000:


                                                                           Quarter Ended
                                                ---------------------------------------------------------------------
Fiscal Year Ended October 31, 2001                 January 31         April 30          July 31         October 31
---------------------------------------         -----------------  ----------------  ---------------  ---------------
Net sales                                         $ 16,996,200      $ 17,376,605      $ 14,085,959    $ 11,946,673
Gross profit                                         7,878,269         7,828,473         6,105,949       2,609,027
Other expense, net                                  (4,126,783)       (5,236,430)         (616,057)     (1,743,477)
Income (loss) before income taxes                     (176,328)       (1,154,263)        1,667,039      (4,768,181)
Net income (loss)                                     (114,613)       (3,657,928)          874,943      (3,831,601)
Basic and diluted net income (loss) per share             --               (0.06)             0.02           (0.07)


                                                                           Quarter Ended
                                                 -----------------------------------------------------------------
Fiscal Year Ended October 31, 2000                 January 31         April 30         July 31         October 31
----------------------------------               -------------     -------------    ------------     -------------
Net sales                                        $ 11,346,235      $13,028,310      $16,650,975      $17,193,474
Gross profit                                        5,205,115        5,909,092        7,652,197        8,574,902
Other income (expense), net                           532,545        1,386,149         (403,252)      (1,098,836)
Income before income taxes                          3,138,397        4,163,017        3,702,629        1,729,671
Net income                                          2,033,120        2,697,442        2,400,129        1,124,367
Basic and diluted net income per share                   0.04             0.05             0.04             0.02


(16)   Significant Fourth Quarter Adjustments

       During the fourth quarter of fiscal year 2001, the Company recorded the following significant fourth quarter adjustments, which aggregate to approximately $5.4 million: a $901,553 charge for an anticipated settlement with the EEOC for alleged prior discriminatory practices, a $410,602 charge to

                           OPTICAL CABLE CORPORATION
                   Notes to Financial Statements (Continued)
                  Years Ended October 31, 2001, 2000 and 1999


write off deferred costs related to the aborted securities offering previously anticipated during fiscal year 2001, a charge of approximately $1.2 million to write down slow-moving and damaged inventory to net realizable value, a $508,225 charge to increase bad debt expense, a $1,662,657 charge to record realized losses from the disposition of trading securities, and an increase in the valuation allowance for deferred tax assets of approximately $687,000.

In addition, during the fourth quarter of fiscal year 2001, the Company recorded an inventory adjustment to increase cost of goods sold by approximately $1.5 million caused by book to physical variances resulting from year-end physical inventory counts and by the disposal of certain impaired finished goods inventory during the fourth quarter.

During the fourth quarter of fiscal year 2000, the Company recorded a significant fourth quarter adjustment to increase the allowance for doubtful accounts by approximately $1,772,000 for estimated uncollectible accounts receivable from a major distributor that filed for liquidation under bankruptcy laws in January 2001. In addition, the Company recorded a $1,042,266 charge to record realized and unrealized losses on trading securities.

Item 9.  Changes in and Disagreements with Accountants or Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

           Not Applicable

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.
-------------------------------------------------------------

           For information with respect to the Directors of the registrant, see "Election of Directors" in the Proxy Statement for the 2002 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference. For information with respect to the executive officers and significant employees of the registrant, see "Executive Officers and Other Significant Employees" in the Proxy Statement for the 2002 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference. The information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, which is set forth under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement for the 2002 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

Item 11. Executive Compensation.
--------------------------------

           The information set forth under the captions "Executive Compensation," "Compensation Committee Report on Executive Compensation", "Compensation Committee Interlocks and Insider Participation" and "Performance Graph" in the Proxy Statement for the 2002 Annual Meeting of Shareholders of the Company is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

           The information pertaining to shareholders beneficially owning more than five percent of the Company's common stock and the security ownership of management, which is set forth under the caption "Beneficial Ownership of Common Stock" in the Proxy Statement for the 2002 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

           The information with respect to certain transactions with management of the Company, which is set forth under the caption "Certain Relationships and Transactions with Management" in the Proxy Statement for the 2002 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
--------------------------------------------------------------------------

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

          3. Exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K are as follows:

Exhibit No.                 Description
-----------                 -----------

   3.1 Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated by reference to Exhibit 1 to the Company's Form 8-A filed with the Commission on November 5,
               2001).

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

   10.3*       Employment Agreement by and between Optical Cable
               Corporation and Neil D. Wilkin, Jr. effective September 1, 2001.

   10.4* Employment Agreement by and between Optical Cable Corporation and Ken Harber, effective November 21, 2001, and amendment thereto.

   10.5.* Employment Agreement by and between Optical Cable Corporation and Luke Huybrechts, effective November 21, 2001, and amendment thereto.

   10.6 Tax Indemnification Agreement, dated as of October 19, 1995, by and between Optical Cable Corporation and Robert Kopstein (filed as exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1997 (file number 0-27022), and incorporated herein by reference).

   10.7        Loan Agreement dated March 10, 1999 by and between Optical
               Cable Corporation and First Union National Bank and modification thereto dated December 15, 1999, and amendments thereto dated October 3, 2001 and October 30, 2001.

   10.8 Security Agreement, dated April 25, 1997, by and between Optical Cable Corporation and First Union National Bank of Virginia and Security Agreement, dated March 13, 1996 by and between Optical Cable Corporation and First Union National Bank of Virginia.

   10.9        Promissory Note dated March 10, 1999 issued by Optical
               Cable Corporation to First Union National Bank in the amount of $5,000,000 and the Promissory Note dated March 10, 1999 issued by Optical Cable Corporation to First Union National Bank in the amount of $10,000,000 (filed as Exhibit 10.8 to the Registrant's Quarterly Report on form 10-Q for the fiscal quarter ended January 31, 1999 (file number 0-27022), and incorporated herein by reference).

    10.11* Optical Cable Corporation Employee Stock Purchase Plan (filed as exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1998 (file number 0-27022), and incorporated herein by reference).

    10.12* Optical Cable Corporation 1996 Stock Incentive Plan (incorporated by reference to Exhibit 28.1 to the Registrant's Registration Statement on Form S-8 No. 333-09733).

    23 Consent of KPMG LLP to incorporation by reference of independent auditors' report included in this Form 10-K into registrant's registration statement on Form S-8.

* Management contract or compensatory plan or agreement.

       (b)          Reports on Form 8-K

       There was one report on Form 8-K filed by the Company during the fourth quarter of fiscal year 2001.


                  Form 8-K dated October 2, 2001, reporting under Item 1.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            OPTICAL CABLE CORPORATION

Date: January 29, 2002                    By    /s/ Neil D. Wilkin, Jr.
                                                -----------------------
                                                Neil D. Wilkin, Jr.
                                                Acting President, Senior Vice
                                                President, Chief Financial
                                                Officer and Director

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of January 29, 2002.



Date:  January 29, 2002                      /s/ Neil D. Wilkin, Jr.
                                             -----------------------
                                             Neil D. Wilkin, Jr.
                                             Acting President, Senior Vice
                                             President, Chief Financial Officer
                                             (principal executive officer,
                                             principal financial and accounting
                                             officer) and Director

Date:  January 29, 2002                      /s/ Luke J. Huybrechts
                                             ----------------------
                                             Luke J. Huybrechts
                                             Senior Vice President of Sales
                                             and Director

Date:  January 29, 2002                      /s/ Kenneth W. Harber
                                             ----------------------
                                             Kenneth W. Harber
                                             Vice President of Finance,
                                             Treasurer, Secretary and Director

Date:  January 29, 2002
                                             ----------------------
                                             Randall H. Frazier
                                             Director

Date:  January 29, 2002                      /s/ John M. Holland
                                             -------------------
                                             John M. Holland
                                             Director

Date:  January 29, 2002                      /s/ Robert Kopstein
                                             -------------------
                                             Robert Kopstein
                                             Director

                           INDEX TO ATTACHED EXHIBITS

Exhibit No.          Description
-----------          -----------

 10.3 Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective
                    September 1, 2001.

 10.4 Employment Agreement by and between Optical Cable Corporation and Ken Harber, effective November 21, 2001, and amendment thereto.

 10.5 Employment Agreement by and between Optical Cable Corporation and Luke Huybrechts, effective
                    November 21, 2001, and amendment thereto.

 10.7 Loan Agreement dated March 10, 1999 by and between Optical Cable Corporation and First Union National Bank and modification thereto dated December 15, 1999, and amendments thereto dated October 3, 2001 and October 30, 2001.

 10.8 Security Agreement, dated April 25, 1997, by and between Optical Cable Corporation and First Union National Bank of Virginia and Security Agreement, dated March 13, 1996 by and between Optical Cable Corporation and First Union National Bank of Virginia.

 23 Consent of KPMG LLP to incorporation by reference of independent auditors' report included in this Form 10-K into registrant's registration statement on Form S-8.