Form 10-Q
period 2002-01-31
OPTICAL CABLE CORP
filed 2002-03-18
CIK 1000230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q




             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2002


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes X No___ (2) Yes X No___

         As of March 15, 2002, 55,431,279 shares of the registrant's Common Stock, no par value, were outstanding.

                                 OPTICAL CABLE CORPORATION
                                      Form 10-Q Index
                            Three Months Ended January 31, 2002



                                                                                      Page

PART I.       FINANCIAL INFORMATION
              Item 1.    Financial Statements

                         Condensed Balance Sheets - January 31, 2002
                           and October 31, 2001..........................................2

                         Condensed Statements of Operations - Three Months
                           Ended January 31, 2002 and 2001...............................3

                         Condensed Statement of Changes in Stockholders'
                           Equity - Three Months Ended January 31, 2002..................4

                         Condensed Statements of Cash Flows - Three Months
                           Ended January 31, 2002 and 2001...............................5

                         Condensed Notes to Condensed Financial Statements............6-12

              Item 2.Management's Discussion and Analysis of Financial
                           Condition and Results of Operations.......................13-21

              Item 3.Quantitative and Qualitative Disclosures About Market Risk.........22


PART II.      OTHER INFORMATION

              Item 1.    Legal Proceedings..............................................23

              Item 2.    Changes in Securities and Use of Proceeds .....................24

              Item 5.    Other Information..............................................25

              Item 6.    Exhibits and Reports on Form 8-K...............................25

SIGNATURES

                                              PART I. FINANCIAL INFORMATION
Item 1.      Financial Statements
                                                OPTICAL CABLE CORPORATION
                                                 Condensed Balance Sheets
                                                                                    (Unaudited)
                                                                                  -----------------
                                                                                    January 31,          October 31,
                     Assets                                                             2002                2001
                                                                                  -----------------   ------------------
Current assets:
    Cash and cash equivalents                                                   $     2,539,569     $      2,087,608
    Trade accounts receivable, net of allowance for doubtful
       accounts of $839,482 at January 31, 2002 and $572,853
       at October 31, 2001                                                            9,407,934           10,678,214
    Income taxes refundable                                                             806,704            1,108,007
    Other receivables                                                                   497,056              371,656
    Due from employees, net of allowance for uncollectible
       advances of $70,000                                                               34,793               35,018
    Inventories                                                                      13,861,372           14,084,931
    Prepaid expenses                                                                    260,924              185,831
    Deferred income taxes                                                               276,181              260,709
                                                                                  -----------------   ------------------
                   Total current assets                                              27,684,533           28,811,974
Other assets                                                                                --               367,469
Property and equipment, net                                                          12,459,371           12,685,053
Deferred income taxes                                                                   896,822              933,801
                                                                                  -----------------   ------------------
                   Total assets                                                 $    41,040,726     $     42,798,297
                                                                                  =================   ==================
                     Liabilities and Stockholders' Equity
Current liabilities:
    Notes payable to bank                                                       $     6,563,000     $      8,271,000
    Accounts payable and accrued expenses                                             5,133,778            5,537,313
    Accrued compensation and payroll taxes                                              547,715              798,203
                                                                                  -----------------   ------------------
                   Total current liabilities                                         12,244,493           14,606,516
Other liabilities                                                                       326,553              326,553
                                                                                  -----------------   ------------------
                   Total liabilities                                                 12,571,046           14,933,069
                                                                                  -----------------   ------------------
Stockholders' equity:
    Preferred stock, no par value, authorized 1,000,000 shares;
       none issued and outstanding                                                          --                   --
    Common stock, no par value, authorized 100,000,000 shares;
       issued and outstanding 55,431,279 shares                                             --                   --
    Retained earnings                                                                28,469,680           27,865,228
                                                                                  -----------------   ------------------
                   Total stockholders' equity                                        28,469,680           27,865,228
Commitments and contingencies
                                                                                  -----------------   ------------------
                   Total liabilities and stockholders' equity                   $    41,040,726     $     42,798,297
                                                                                  =================   ==================
See accompanying condensed notes to condensed financial statements.

                                                OPTICAL CABLE CORPORATION
                                            Condensed Statements of Operations
                                                       (Unaudited)
                                                                                           Three Months Ended
                                                                                               January 31,
                                                                                   -------------------------------------
                                                                                         2002               2001
                                                                                   -----------------  ------------------
Net sales                                                                        $    11,391,421    $     16,996,200
Cost of goods sold                                                                     6,895,184           9,117,931
                                                                                   -----------------  ------------------
                   Gross profit                                                        4,496,237           7,878,269
Selling, general and administrative expenses                                           3,506,417           3,927,814
                                                                                   -----------------  ------------------
                   Income from operations                                                989,820           3,950,455
Other income (expense):
    Losses on trading securities, net                                                        --           (3,991,181)
    Interest income                                                                        7,152              15,764
    Interest expense                                                                     (64,704)           (149,870)
    Other, net                                                                               184              (1,496)
                                                                                   -----------------  ------------------
                   Other expense, net                                                    (57,368)         (4,126,783)
                                                                                   -----------------  ------------------
                   Income (loss) before income tax
                     expense (benefit)                                                   932,452            (176,328)
Income tax expense (benefit)                                                             328,000             (61,715)
                                                                                   -----------------  ------------------
                   Net income (loss)                                             $       604,452    $       (114,613)
                                                                                   =================  ==================
Net income (loss) per share:
    Basic and diluted                                                           $              0.01 $            --
                                                                                   =================  ==================
See accompanying condensed notes to condensed financial statements.

                                                OPTICAL CABLE CORPORATION
                                  Condensed Statement of Changes in Stockholders' Equity
                                                       (Unaudited)
                                                                  Three Months Ended January 31, 2002
                                               -------------------------------------------------------------------------
                                                         Common Stock                                        Total
                                               -----------------------------------       Retained         Stockholders'
                                                    Shares             Amount            Earnings            Equity
                                               ---------------    ----------------   ----------------   ----------------

Balances at October 31, 2001                    55,431,279      $          --      $   27,865,228     $   27,865,228

Net income                                             --                  --             604,452            604,452
                                               ---------------    ----------------   ----------------   ----------------
Balances at January 31, 2002                    55,431,279      $          --      $   28,469,680     $   28,469,680
                                               ===============    ================   ================   ================

See accompanying condensed notes to condensed financial statements.


                                                OPTICAL CABLE CORPORATION
                                            Condensed Statements of Cash Flows
                                                       (Unaudited)
                                                                                           Three Months Ended
                                                                                               January 31,
                                                                                   -------------------------------------
                                                                                         2002               2001
                                                                                   -----------------  ------------------
Cash flows from operating activities:
    Net income (loss)                                                            $       604,452    $       (114,613)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation and amortization                                                  293,718             237,930
          Bad debt expense                                                               270,659             430,656
          Deferred income tax expense                                                     21,507             753,711
          Stock-based compensation expense                                                   --               20,384
          Unrealized losses on trading securities, net                                       --              435,231
          Decrease in trading securities                                                     --            1,472,599
          Increase in payable to investment broker related to
            securities trading                                                               --            1,233,219
          (Increase) decrease in:
            Trade accounts receivable (before bad debt expense)                          999,621          (2,605,654)
            Income taxes refundable                                                      301,303            (817,626)
            Other receivables                                                           (125,400)            (81,000)
            Due from employees                                                               225                 525
            Inventories                                                                  223,559            (316,106)
            Prepaid expenses                                                             (75,093)            (80,918)
          Increase (decrease) in:
            Accounts payable and accrued expenses and other liabilities                 (346,585)          1,127,258
            Accrued compensation and payroll taxes                                      (250,488)           (206,025)
                                                                                   -----------------  ------------------
                   Net cash provided by operating activities                           1,917,478           1,489,571
                                                                                   -----------------  ------------------
Cash flows from investing activities:
    Purchase of property and equipment                                                  (124,986)           (625,828)
    Increase in cash surrender value of life insurance                                       --              (27,016)
    Receipt of cash surrender value of life insurance                                    367,469                 --
                                                                                   -----------------  ------------------
                   Net cash provided by (used in) investing activities                   242,483            (652,844)
                                                                                   -----------------  ------------------
Cash flows from financing activities:
    Repayment of notes payable to bank, net                                           (1,708,000)             --
    Repurchase of common stock                                                               --           (1,322,065)
    Proceeds from exercise of employee stock options                                         --                2,118
                                                                                   -----------------  ------------------
                   Net cash used in financing activities                              (1,708,000)         (1,319,947)
                                                                                   -----------------  ------------------
Net increase (decrease) in cash and cash equivalents                                     451,961            (483,220)
Cash and cash equivalents at beginning of period                                       2,087,608           1,458,896
                                                                                   -----------------  ------------------
Cash and cash equivalents at end of period                                       $     2,539,569    $        975,676
                                                                                   =================  ==================

See accompanying condensed notes to condensed financial statements.

                            OPTICAL CABLE CORPORATION
                Condensed Notes to Condensed Financial Statements
                       Three Months Ended January 31, 2002
                                   (Unaudited)

(1)    General

       The accompanying unaudited condensed financial statements of Optical Cable Corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2002. The
       unaudited  condensed   financial   statements  and  condensed  notes  are
       presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2001.


(2)    Allowance for Doubtful Accounts for Trade Accounts Receivable

       A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the three months ended January 31, 2002 and 2001 follows:

                                                     Three Months Ended
                                                        January 31,
                                          -----------------------------------------
                                                 2002                  2001
                                          -------------------   -------------------
       Balance at beginning of period   $         572,853      $      1,909,069
       Bad debt expense                           270,659               430,656
       Losses charged to allowance                 (4,030)           (2,191,105)
       Recoveries added to allowance                  --                    565
                                          -------------------   -------------------
       Balance at end of period         $         839,482      $        149,185
                                          ===================   ===================

       One of the Company's two major distributors filed for protection from its creditors under bankruptcy laws in January 2001. As of October 31, 2000, the Company specifically reserved approximately $1,772,000 for estimated uncollectible accounts receivable from this distributor. As of January 31, 2001, the Company wrote off that $1,772,000 reserve, as well as an additional bad debt reserve related to this distributor of approximately $419,000 incurred during the first quarter of fiscal year 2001, for a total write-off of approximately $2,191,000 for estimated uncollectible accounts receivable from this distributor for the three months ended January 31, 2001. There were no net sales attributed to this distributor subsequent to the first quarter of fiscal year 2001.

                            OPTICAL CABLE CORPORATION
                Condensed Notes to Condensed Financial Statements
                       Three Months Ended January 31, 2002
                                   (Unaudited)


(3)    Inventories

       Inventories as of January 31, 2002 and October 31, 2001 consist of the following:

                                          January 31,           October 31,
                                              2002                  2001
                                       -------------------   -------------------
       Finished goods               $        4,786,716     $       4,328,379
       Work in process                       3,054,089             3,064,975
       Raw materials                         5,971,377             6,641,985
       Production supplies                      49,190                49,592
                                       -------------------   -------------------
                                    $       13,861,372     $      14,084,931
                                       ===================   ===================

(4)    Notes Payable to Bank

       Under a loan agreement with its bank dated March 10, 1999 and amended on October 30, 2001, the Company has a $5 million secured revolving line of credit and a $4.5 million secured revolving line of credit. As of January 31, 2002 and October 31, 2001, the Company had combined outstanding borrowings under these lines of credit in the amount of $6,563,000 and $8,271,000, respectively, with $2,937,000 and $1,229,000, respectively, unused and available.

       The lines of credit bear interest at 1.50% above the monthly LIBOR rate (3.35% as of January 31, 2002 and 3.79% as of October 31, 2001) and are equally and ratably collateralized by the Company's accounts receivable, contract rights, inventory, furniture and fixtures, machinery and equipment and general intangibles. The lines of credit have been extended and will expire on March 31, 2002, unless they are further renewed or extended. While the lines of credit do not require a compensating balance that legally restricts the use of cash amounts, at the bank's request, the Company has agreed to maintain an unrestricted target cash balance of $125,000.


(5)    Stock Option Plan

       The Company applies the provisions of Accounting  Principles  Board (APB)
       Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations for employee stock option grants and SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION and EITF Issue No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES



                                       7
                                                                     (Continued)

                            OPTICAL CABLE CORPORATION
                Condensed Notes to Condensed Financial Statements
                       Three Months Ended January 31, 2002
                                   (Unaudited)


       FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES, for nonemployee stock option grants. Stock option activity during the three months ended January 31, 2002 is as follows:

                                           Number of          Weighted-Average
                                            Shares             Exercise Price
                                       ------------------    -------------------
       Balance at October 31, 2001          1,013,562               $6.97
            Granted                           250,000                1.25
            Exercised                             --                   --
            Forfeited                         (1,875)               10.04
                                       ------------------
       Balance at January 31, 2002          1,261,687               $6.97
                                       ==================

       As of January 31, 2002, there were approximately 4,100,000 additional shares available for grant under the Plan.

       The options granted during the three months ended January 31, 2002 were granted to executive officers of the Company with a per share exercise price of $1.25 equal to the closing price of the Company's common stock on the date of grant, and vest in equal monthly installments over four years.

       Subsequent to January 31, 2002, the Board of Directors approved grants of stock options to purchase a total of 24,975 shares of the Company's common stock at an exercise price of $0.89 per share, the closing price at the date of grant. These grants were made to independent members of the Board of Directors who had not served as an executive officer of the Company during the past year. The grants were effective February 12, 2002. These options vest monthly over one year.

       On March 5, 2002, the Compensation Committee of the Board of Directors approved grants of stock options to purchase a total of 2,388,000 shares of the Company's common stock at an exercise price of $0.90 per share, the closing price at the date of grant. These grants were made to employees (other than the executive officers) and non-employee outside sales personnel. These options vest in equal quarterly installments over five years.


(6)    Net Income (Loss) Per Share

       Basic net income (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income (loss) of the Company. The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:



                                       8
                                                                     (Continued)

                            OPTICAL CABLE CORPORATION
                Condensed Notes to Condensed Financial Statements
                       Three Months Ended January 31, 2002
                                   (Unaudited)

                                                                Net Income               Shares              Per Share
       Three Months Ended January 31, 2002                     (Numerator)           (Denominator)             Amount
       ------------------------------------------            -----------------    ---------------------    --------------
       Basic net income per share                         $        604,452               55,431,279      $      0.01
                                                                                                           ==============
       Effect of dilutive stock options                                --                    24,297
                                                             -----------------    ---------------------
       Diluted net income per share                       $        604,452               55,455,576      $      0.01
                                                             =================    =====================    ==============


                                                                 Net Loss                Shares              Per Share
       Three Months Ended January 31, 2001                     (Numerator)           (Denominator)             Amount
       ------------------------------------------            -----------------    ---------------------    --------------
       Basic net loss per share                           $          (114,613)           56,355,984      $        --
                                                                                                           ==============
       Effect of dilutive stock options                                --                   365,791
                                                             -----------------    ---------------------
       Diluted net loss per share                         $          (114,613)           56,721,775      $        --
                                                             =================    =====================    ==============

       Stock options that could potentially dilute net income (loss) per share in the future that were not included in the computation of diluted net income (loss) per share (because to do so would have been antidilutive for the periods presented) totaled 763,562 for the three months ended January 31, 2002. No such antidilutive stock options existed with respect to diluted net loss per share calculation for the three months ended January 31, 2001.


(7)    Stockholders' Equity

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

       Upon the occurrence of certain events, each Right will entitle its holder to buy one one-thousandth of a Series A preferred share ("Preferred Share"), at an exercise price of $25, subject to adjustment. Each Preferred Share will entitle its holder to 1,000 votes and will have an aggregate dividend rate of 1,000 times the amount, if any, paid to holders of common stock. The Rights will expire on November 2, 2011, unless the date is extended or unless the Rights are earlier redeemed or exchanged at the option of the Board of Directors for $0.0001 per Right. Generally, each share of common stock issued after November 5, 2001 will have one Right attached. The adoption of the Rights Plan has no impact on the financial position or results of operations of the Company.



                                       9
                                                                     (Continued)

                            OPTICAL CABLE CORPORATION
                Condensed Notes to Condensed Financial Statements
                       Three Months Ended January 31, 2002
                                   (Unaudited)


       The Company has reserved 100,000 of its authorized preferred stock for issuance upon exercise of the Rights.


(8)    Personnel Matters

       On December 3, 2001, the Company issued a press release that announced that, upon the recommendation of the independent Special Committee of its Board of Directors, the Board of Directors had removed Robert Kopstein as the Company's Chairman, President and Chief Executive Officer. Also see
       note 10.


(9)    Segment Information and Business and Credit Concentrations

       The Company has a single reportable segment for purposes of segment reporting pursuant to SFAS No. 131. In addition, the Company's fiber optic cable products are similar in nature.

       The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company's large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of January 31, 2002 and October 31, 2001 have been adequately provided for in the financial statements.

       For the three months ended January 31, 2002 and 2001, no single customer accounted for more then 10% of net sales. During first quarter 2002, one of the Company's major domestic distributors advised the Company that it will no longer stock the Company's products as part of its regular product offering. For the three months ended January 31, 2001 and 2000, approximately 66% and 77%, respectively, of net sales were from customers located in the United States, while approximately 34% and 23%, respectively, were from international customers.


(10)   Contingencies

       On September 27, 2000, the Equal Employment Opportunity Commission ("EEOC") filed a lawsuit under Title VII of the Civil Rights Act against the Company in the United States District Court for the Western District of Virginia. The lawsuit alleged a pattern or practice of discrimination on the bases of gender and race. The lawsuit sought injunctive and other relief and damages in an unspecified amount. On December 13, 2001, the parties reached an agreement as to the amount of a settlement (subject to final documentation and judicial review and approval). On February 20, 2002, the Company reached a final settlement of the case and the court issued a Consent Decree setting forth the terms of the settlement. Pursuant to the settlement and Consent Decree, the Company paid $500,000 on or about February 20, 2002; and will pay $175,000 in January 2003 and $175,000 in January 2004, to satisfy any gender and race class claims;


                                       10
                                                                     (Continued)

                            OPTICAL CABLE CORPORATION
                Condensed Notes to Condensed Financial Statements
                       Three Months Ended January 31, 2002
                                   (Unaudited)


       the Company paid $75,000 on or about February 20, 2002 to one individual specifically named in the complaint; and will spend at least $75,000 for the Company's planned diversity, recruitment and human resource management programs over the term of the Consent Decree. The Company recorded a charge in the fourth quarter of fiscal year 2001 in the amount of $901,553 representing $575,000 (current portion) payable upon entry of the Consent Decree, as well as $326,553 (noncurrent portion) representing the present value of two equal payments in the amount of $175,000 payable in January 2003 and 2004. No additional charges were recorded in first quarter 2002 as a result of the settlement. The $75,000 to be used for the Company's planned diversity, recruitment and human resource management programs will be expensed as incurred.

       The Company was named as a defendant in two lawsuits filed in the United States District Court for the Southern District of New York seeking to compel the Company to authorize its transfer agent to transfer unregistered, restricted stock on the Company's stock ledger. The first suit was filed on October 22, 2001, by Bear, Stearns & Co. Inc. and Bear, Stearns Securities Corporation (collectively, "Bear Stearns"). The second suit was filed on October 26, 2001, by UBS PaineWebber Inc. ("PaineWebber"). In each case, PaineWebber and Bear Stearns sought injunctive relief with respect to common stock of the Company sold by them in the course of liquidating either repossessed shares or brokerage accounts of the Company's former Chairman, President and Chief Executive Officer, to cover personal margin loans made by the brokerage firms to him. Subsequent to January 31, 2002, both suits also contained a claim of monetary damages caused by the alleged wrongful refusal by the Company to authorize the transfers in connection with the liquidations. Subsequent to January 31, 2002, both suits were dismissed. PaineWebber voluntarily dismissed its lawsuit with prejudice, while the Bear Stearns lawsuit was voluntarily dismissed without prejudice.

       The Company, Mr. Robert Kopstein (our former Chairman, President and Chief Executive Officer, and various John Does (unidentified officers and/or directors of the Company during the class period described below) were named as defendants in four putative class action lawsuits filed in the United States District Court for the Western District of Virginia (the "Suits"). The first class action lawsuit was filed on November 26, 2001, by Charles S. Farrell, Jr., on behalf of himself and others similarly situated. The second class action lawsuit was filed on December 14, 2001, by Lerner Group, on behalf of itself and others similarly situated. The third class action lawsuit was filed on December 27, 2001, by Richard Simone, on behalf of himself and others similarly situated. The fourth class action lawsuit was filed on January 31, 2002 by Charles
       H. Yeatts, on behalf of himself and others similarly situated. In each of the substantially similar suits, the plaintiffs purported to represent


                                       11
                                                                     (Continued)

                            OPTICAL CABLE CORPORATION
                Condensed Notes to Condensed Financial Statements
                       Three Months Ended January 31, 2002
                                   (Unaudited)


       purchasers of the Company's common stock during the period from July 31, 2000, through October 8, 2001 (the putative class period), and allege that the defendants violated Sections 10(b) and 20 of the federal Securities Exchange Act of 1934 and were negligent in making certain alleged misrepresentations and/or omitting to disclose material facts. The plaintiffs in each of the Suits seek compensatory and exemplary damages in an unspecified amount, as well as reasonable costs and expenses incurred in the cause of action, including attorneys' fees and expert fees. Under Private Securities Litigation Reform Act of 1995, the United States District Court for the Western District of Virginia is required to appoint an individual shareholder or group of shareholders as the lead plaintiff for the Suits. We anticipate that the Court will also consolidate the Suits into a single action and that the lead plantiff will file a consolidated amended class action complaint.

       Management intends to vigorously defend the Suits. The Company may, however, incur substantial costs in defending the Suits, regardless of their merit or outcome. At this early stage in the Suits, management cannot make a reasonable estimate of the monetary amount of their resolution, or estimate a range of reasonably possible losses, if any. If the Company is unsuccessful, it could be subject to damages that may be substantial and could have a material adverse effect on the Company's financial position, results of operations and liquidity.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Forward Looking Information

This Form 10-Q may contain certain "forward-looking" information within the meaning of the federal securities laws. The forward-looking information may include, among other information, statements concerning our outlook for the future, statements of belief, future plans, strategies or anticipated events, and similar information and statements concerning matters that are not historical facts. The forward-looking information is subject to risks and uncertainties that may cause actual events to differ materially from our expectations. Factors that could cause or contribute to such differences include, but are not limited to, the level of sales to key customers or distributors; the economic conditions affecting network service providers; the slowdown in corporate spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber); our dependence on a single manufacturing facility; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing; our dependence on a limited number of suppliers; volume commitments made to certain of our suppliers; an adverse outcome in litigation, claims and other actions, and potential litigation, claims and other actions against us, including, but not limited to, the shareholder litigation that has been filed; the effect of sales of common stock by the various brokerage firms alleging that our former Chairman, President and Chief Executive Officer pledged substantially all of his personally-held unregistered shares of Optical Cable Corporation (the "Company") to cover personal margin loans; technological changes and introductions of new competing products; the current recession; terrorist attacks or acts of war, particularly given the acts of terrorism against the United States on September 11, 2001 and subsequent military responses by the United States; ability to retain key personnel; changes in market demand; exchange rates; productivity; weather; and market and economic conditions in the areas of the world in which the Company operates and markets its products.

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

We sell our products through our sales force to original equipment manufacturers and to major distributors, regional distributors and various smaller distributors. For first quarter 2002 ending January 31, 2002 and first quarter 2001 ending January 31, 2001, 40.3% and 45.3% of our net sales were from sales to our distributors. International net sales were 34.1% and 22.7% for the first quarter 2002 and first quarter 2001, respectively. Substantially all of our international sales are denominated in U.S. dollars.

Net sales consist of gross sales of products less discounts, refunds and returns. Revenue is recognized at the time of product shipment or delivery to the customer and the customer takes ownership and assumes risk of loss, based on shipping terms. No single customer accounted for more than 10% of our net sales during first quarter 2002 or first quarter 2001. During first quarter 2002, one of our major domestic distributors advised us that it will no longer stock our products as part of its regular product offering.

A significant percentage of the selling price of our fiber optic cable is based on the cost of raw materials used. Because single-mode fiber is less expensive than multimode fiber, single-mode fiber optic cables have a lower per unit selling price than comparable multimode fiber optic cables. We believe that the metropolitan and access markets are predominantly users of single-mode fiber optic cable, and that increasingly, single-mode fiber is also being used for other short to moderate distance installations where higher bandwidth is required. To the extent that our sales mix shifts toward the metropolitan and access markets and our product mix shifts toward single-mode cables, we will have to increase the volume of our sales to maintain our current level of net sales. Increased volume may require us to expand our manufacturing capacity more rapidly.

Cost of goods sold consists of the cost of materials, compensation costs, product warranty costs and overhead related to our manufacturing operations. The largest percentage of costs included in cost of goods sold is attributable to costs of materials that are variable as opposed to fixed costs.

Selling, general and administrative expenses consist of the compensation costs for sales and marketing personnel, shipping costs, travel expenses, customer support expenses, trade show expenses, advertising, bad debt expense, the compensation cost for administration, finance and general management personnel, as well as legal and accounting fees.

Other income (expense), net consists primarily of realized and unrealized net gains (losses) on trading securities, interest income and interest expense. In January 2000, we began actively buying and selling shares in the Nasdaq 100 Trust, which is designed to closely track the price and yield performance of the Nasdaq 100 stock index. We utilized short-term margin borrowings payable to an investment broker to finance our position in these trading securities. Our margin borrowings were collateralized by the trading securities and were subject to margin provisions, which could have resulted in the sale of some or all of, and on certain occasions did result in the sale of some of, the trading securities to meet margin calls. Our active trading in the Nasdaq 100 Trust continued through May 14, 2001, the date of the last purchase of these shares. On October 3, 2001, as part of a policy to invest future excess funds only in short-term interest-bearing investments, we sold all of our remaining investment in the Nasdaq 100 Trust and paid off the outstanding margin borrowings. As a result, there were no gains (losses) resulting from the trading of securities for first quarter 2002. Our Board of Directors has adopted an Investment Objectives and Guidelines policy, in which we state that we will make no additional cash investments in the above-mentioned Nasdaq 100 Trust or in stocks of other companies. In addition, our Investment Objectives and Guidelines policy states that any future investments will be in U.S. dollar denominated, short-term, interest-bearing, investment-grade securities.

For accounting purposes during first quarter 2001, we categorized our investment in the Nasdaq 100 Trust as trading securities, and we recorded the investment on our balance sheet at fair value, which was based on quoted market prices. Purchases and sales of trading securities were recognized on a trade-date basis, the date the order to buy or sell is executed. Net realized gains or losses were determined on the first-in, first-out cost method. We marked our investment to market on each balance sheet date. Any decline in fair value was recorded as an unrealized loss, while any increase in fair value was recorded as an unrealized gain. Realized gains and losses and unrealized holding gains and losses for trading securities were included in other income (expense), net.

In first quarter 2001, we recognized net losses of $4.0 million in connection with our securities trading activities in other expense, net. In first quarter 2001, we incurred interest expense of $150,000 on the margin borrowings related to our securities trading activities. Since October 2001, we have held no trading securities in accordance with our current investment policy and had no outstanding margin borrowings.

Results of Operations

The following table sets forth selected line items from our statements of operations as a percentage of net sales for the periods indicated:

                                                               Three Months Ended
                                                                  January 31,
                                                    -----------------------------------------
                                                           2002                  2001
                                                    -------------------   -------------------
Net sales                                                       100.0%                100.0%
Cost of goods sold                                                60.5                  53.6
                                                    -------------------   -------------------
                 Gross profit                                     39.5                  46.4
Selling, general and administrative expenses                      30.8                  23.1
                                                    -------------------   -------------------
                 Income from operations                            8.7                  23.3
Other expense, net                                                (0.5)                (24.3)
                                                    -------------------   -------------------
                 Income (loss) before income tax
                    expense (benefit)                              8.2                  (1.0)
Income tax expense (benefit)                                       2.9                  (0.3)
                                                    -------------------   -------------------
                 Net income (loss)                                5.3%                  (7.0)%
                                                    ===================   ===================

Net Sales

Net sales decreased 33.0% to $11.4 million in first quarter 2002 from $17.0 million in first quarter 2001. By comparison, net sales were $11.9 million in fourth quarter 2001 and $11.3 million in first quarter 2000. The decrease in net sales during first quarter 2002, when compared to the same period last year, was a result of weak economic conditions on market demand, a trend that significantly affected the Company beginning in the second half of fiscal year 2001. Total fiber meters shipped in first quarter 2002 decreased 35.8% to 37.7 million fiber meters shipped from 58.7 million fiber meters shipped for the same period in 2001.

During first quarter 2002, the Company experienced a relatively stable product mix for cable containing multimode fiber (which typically has a higher relative sales price), compared to cable containing single-mode fiber (which typically has a lower relative sales price), when compared to first quarter 2001. The percentage of multimode fiber meters shipped to total fiber meters shipped during first quarter 2002 was only slightly higher than during first quarter 2001.

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

Gross Profit

Gross profit margin (gross profit as a percentage of net sales) decreased to 39.5% in first quarter 2002 from 46.4% in first quarter 2001, as production costs did not decrease at the same relative rate as the decrease in net sales. By comparison, the gross profit margin for fourth quarter 2001, was 21.8%, a quarter in which we wrote-off slow-moving and impaired inventory to net realizable value, disposed of certain impaired finished goods inventory, and adjusted inventory for book to physical variances resulting from year-end physical inventory counts. Although raw material cost per fiber meter shipped increased slightly during first quarter 2002 compared to first quarter 2001, most of the production cost increase was a result of increases in labor and overhead costs per fiber meter shipped.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales were 30.8% in first quarter 2002 compared to 23.1% in first quarter 2001. By comparison, selling, general and administrative expenses were 47.2% of net sales in fourth quarter 2001, mainly due to the $902,000 charge recorded in anticipation of settlement of the lawsuit with the Equal Employment Opportunity Commission for alleged prior discriminatory practices and related complaints. The higher percentage in first quarter 2002 reflects the fact that net sales for the quarter decreased 33.0% compared to the same period last year, while selling, general and administrative expenses only decreased 10.7% compared to first quarter 2001. The decrease in selling, general and administrative expenses during first quarter 2002 compared to the same period last year is explained by a decrease in sales commissions and shipping costs, and a decrease of $160,000 in bad debt expense, that were partially offset by an increase of $260,000 in legal and other professional fees.

Other Income (Expense)

Other expense, net decreased to $57,000 in first quarter 2002 from $4.1 million in first quarter 2001. The decrease was primarily due to cessation of securities trading activity, the liquidation of our remaining investments in the Nasdaq 100 Trust and the pay off of the outstanding margin borrowings prior to the end of fiscal year 2001. In first quarter 2001, we recognized net losses of $4.0 million in connection with our securities trading activities, and incurred interest expense of $150,000 on the margin borrowings related to such activities. Since October 2001, we have held no trading securities in accordance with our current investment policy and had no outstanding margin borrowings. Please see our discussion of trading securities in "Overview" above.

Income (Loss) Before Income Tax Expense (Benefit)

Income (loss) before income taxes increased to pretax income of $932,000 in first quarter 2002 from a pretax loss of ($176,000) in first quarter 2001. This increase was primarily due to the $4.0 million decrease in losses on trading securities, net and the $421,000 decrease in selling, general and administrative expenses, partially offset by the $3.4 million decrease in gross profit largely resulting from the decrease in net sales.

Income Tax Expense (Benefit)

Income tax expense (benefit) increased to tax expense of $328,000 in first quarter 2002 from a tax benefit of ($62,000) in first quarter 2001. The increase in income tax expense was a result of our return to pre-tax profitability in first quarter 2002, while recording a pre-tax loss during first quarter 2001. Our effective tax rate was 35.2% in first quarter 2002, compared to 35.0% in first quarter 2001. Fluctuations in our effective tax rates are due primarily to the amount and timing of the tax benefits related to our Extraterritorial Income

Exclusion and our foreign sales corporation, both of which exempt from federal income taxation a portion of the net profit realized from sales outside of the United States of products manufactured in the United States.

Net Income (Loss)

Net income for first quarter 2002 was $604,000 compared to a net loss of ($115,000) for first quarter 2001. This $719,000 increase in net income was primarily due to the $4.0 million decrease in losses on trading securities, net and the $421,000 decrease in selling, general and administrative expenses, partially offset by the $3.4 million decrease in gross profit largely resulting from the decrease in net sales, and the $390,000 increase in income tax expense.

Financial Condition

Total assets decreased $1.8 million, or 4.1%, to $41.0 million at January 31, 2002, from $42.8 million at October 31, 2001. This decrease was primarily due to a $1.3 million decrease in trade accounts receivable, net, resulting from the decreased sales volume during first quarter 2002 as compared to the three months ended October 31, 2001, and a $224,000 decrease in inventories, partially offset by a $452,000 increase in cash and cash equivalents.

Total liabilities decreased slightly less than $2.4 million, or 15.8%, to $12.6 million at January 31, 2002, from $14.9 million at October 31, 2001. This decrease was due to a $1.7 million decrease in notes payable to our bank under our lines of credit, and a $654,000 decrease in accounts payable, accrued expenses and accrued compensation and payroll taxes.

Total stockholders' equity at January 31, 2001 increased $604,000, or 2.2% in first quarter 2002. The increase resulted from net income retained for the three months ended January 31, 2002.

Liquidity and Capital Resources

Our primarily capital needs have been to fund working capital requirements and capital expenditures. Our primary source of capital for these purposes has been cash provided from operations and borrowings under our bank lines of credit described below. The outstanding balance under our lines of credit totaled $6.6 million at January 31, 2002, a decrease of $1.7 million from the $8.3 million balance at October 31, 2001.

Our cash and cash equivalents totaled $2.5 million at January 31, 2002, an increase of $452,000 compared to $2.1 million at October 31, 2001. The increase in cash and cash equivalents in first quarter 2002 was primarily due to cash provided by operating activities of $1.9 million and $367,000 provided by the receipt of the cash surrender value of a life insurance policy on Mr. Robert Kopstein, a former officer, which was partially offset by repayments of borrowings under our bank lines of credit in the amount of $1.7 million and $125,000 in purchases of property and equipment.

On January 31, 2002, we had working capital of $15.4 million, compared to $14.2 million as of October 31, 2001, an increase of $1.2 million. The ratio of current assets to current liabilities as of January 31, 2002, was 2.3 to 1, compared to 2.0 to 1 as of October 31, 2001. The increase in working capital in first quarter 2002 was primarily caused by a $1.7 million decrease in notes payable to our bank under our lines of credit, a $654,000 decrease in accounts payable, accrued expenses and accrued compensation and payroll taxes, a $452,000 increase in cash and cash equivalents, partially offset by a $1.3 million decrease in trade accounts receivable, net, and a $224,000 decrease in inventories.

Net cash provided by operating activities was $1.9 million in first quarter 2002, compared to $1.5 million in first quarter 2001. Net cash provided by operating activities during first quarter 2002 primarily resulted from cash provided by operating income, a $1.0 million decrease in trade accounts receivable, a $224,000 decrease in inventories, and a $301,000 decrease in income taxes refundable, partially offset by a total decrease of $597,000 in accounts payable, accrued expenses (including accrued compensation and payroll taxes) and other liabilities, and a total increase of $200,000 in other receivables and prepaid expenses. Net cash provided by operating activities during first quarter 2001 primarily resulted from cash provided by operating income, a $1.2 million increase in the amount payable to an investment broker in connection with our securities trading activities, a total of $1.9 million from a decrease trading securities and from unrealized losses on trading securities, and a total increase of $921,000 in accounts payable, accrued expenses (including accrued compensation and payroll taxes) and other liabilities, partially offset by a $2.6 million increase in trade accounts receivable, a $316,000 increase in inventories, a $818,000 increase in income taxes refundable, and a total increase of $162,000 in other receivables and prepaid expenses. We have entered into written agreements to purchase raw optical fiber. These commitments total $12.2 million, $14.1 million, $8.6 million, and $1.2 million in fiscal years 2002, 2003, 2004 and 2005, respectively.

Net cash provided by investing activities totaled $242,000 in first quarter 2002, compared to net cash used in investing activities of $653,000 in first quarter 2001. Net cash generated in investing activities during first quarter 2002 primarily resulted from $367,000 provided by the receipt of the cash surrender value of a life insurance policy on a former officer, partially offset by $125,000 in purchases of property and equipment. Net cash used in investing activities during first quarter 2001 primarily resulted from $626,000 in purchases of property and equipment, and a $27,000 increase in the cash surrender value of the life insurance policy of a former officer.

Net cash used in financing activities was $1.7 million in first quarter 2002, compared to $1.3 million in first quarter 2001. Net cash used in financing activities in first quarter 2002 was the result of repayments on notes payable to our bank under our lines of credit. Net cash used in financing activities in first quarter 2001 was primarily the result of repurchases of common stock in the amount of $1.3 million.

Under a loan agreement with our bank dated March 10, 1999, we had a $5 million secured revolving line of credit and a $10 million secured revolving line of credit. The lines of credit are subject to certain restrictive covenants. During fiscal year 2001, we violated certain restrictive covenants. Effective October 30, 2001, the bank waived our defaults under the loan agreement, amended the loan agreement and reduced the $10 million line of credit to $4.5 million for a maximum availability of $9.5 million. As of January 31, 2002, we had combined outstanding borrowings under these lines of credit in the amount of $6.6 million, with $2.9 million unused and available. The lines of credit bear interest at 1.50% above the monthly LIBOR rate (3.35% as of January 31, 2002) and are equally and ratably collateralized by our accounts receivable, contract rights, inventory, furniture and fixtures, machinery and equipment and general intangibles. The lines of credit will expire on March 31, 2002, unless they are further renewed or extended. We are currently negotiating potential lines of credit with our bank to replace our expiring lines of credit. We believe that our cash flow from operations, current cash balances, and the lines of credit we are working to put in place will be adequate to fund our operations for at least the next twelve months. As of the date hereof, we have no additional material sources of financing. Although we believe that we will be able to secure lines of credit from our bank, in the event that we are unable to do so, and our current lines of credit expire, we would need to secure additional funding to provide needed liquidity for our operations. Any inability to secure necessary funding could have a material adverse effect on our financial position, results of operations and liquidity.

On September 27, 2000, the Equal Employment Opportunity Commission ("EEOC") filed a lawsuit under Title VII of the Civil Rights Act against us in the United States District Court for the Western District of Virginia. The lawsuit alleged a pattern or practice of discrimination on the bases of gender and race. The lawsuit sought injunctive and other relief and damages in an unspecified amount. On December 13, 2001, the parties reached an agreement as to the amount of a settlement (subject to final documentation and judicial review and approval). On February 20, 2002, we reached a final settlement of the case with EEOC and the court issued a Consent Decree setting forth the terms of the settlement. Pursuant to the settlement and Consent Decree, we paid $500,000 on or about February 20, 2002; and will pay $175,000 in January 2003 and $175,000 in January

2004, to satisfy any gender and race class claims; we paid $75,000 on or about February 20, 2002 to one individual specifically named in the complaint; and will spend at least $75,000 for the our planned diversity, recruitment and human resource management programs over the term of the Consent Decree. We recorded a charge in the fourth quarter of fiscal year 2001 in the amount of $901,553 representing $575,000 (current portion) payable upon entry of the Consent Decree, as well as $326,553 (noncurrent portion) representing the present value of two equal payments in the amount of $175,000 payable in January 2003 and 2004. No additional charges were recorded in first quarter 2002 as a result of the settlement. The $75,000 to be used for our planned diversity, recruitment and human resource management programs will be expensed as incurred.

We were named as a defendant in two lawsuits filed in the United States District Court for the Southern District of New York seeking to compel us to authorize our transfer agent to transfer unregistered, restricted stock on our stock ledger. The first suit was filed on October 22, 2001, by Bear, Stearns & Co. Inc. and Bear, Stearns Securities Corporation (collectively, "Bear Stearns"). The second suit was filed on October 26, 2001, by UBS PaineWebber Inc. ("PaineWebber"). In each case, PaineWebber and Bear Stearns sought injunctive relief with respect to our common stock sold by them in the course of liquidating either repossessed shares or brokerage accounts of Mr. Robert Kopstein, our former Chairman, President and Chief Executive Officer, to cover personal margin loans made by the brokerage firms to Mr. Kopstein. Both suits also contained a claim of monetary damages caused by the alleged wrongful refusal by us to authorize the transfers in connection with the liquidations. Subsequent to January 31, 2002, both suits were dismissed. PaineWebber voluntarily dismissed its lawsuit with prejudice, while the Bear Stearns lawsuit was voluntarily dismissed without prejudice.

The Company, Mr. Robert Kopstein (our former Chairman, President and Chief Executive Officer), and various John Does (unidentified officers and/or directors of the Company during the class period described below) were named as defendants in four putative class action lawsuits filed in the United States District Court for the Western District of Virginia (the "Suits"). The first class action lawsuit was filed on November 26, 2001, by Charles S. Farrell, Jr., on behalf of himself and others similarly situated. The second class action lawsuit was filed on December 14, 2001, by Lerner Group, on behalf of itself and others similarly situated. The third class action lawsuit was filed on December 27, 2001, by Richard Simone, on behalf of himself and others similarly situated. The fourth class action lawsuit was filed on January 31, 2002, by Charles H. Yeatts, on behalf of himself and others similarly situated. In each of the substantially similar suits, the plaintiffs purport to represent purchasers of the Company's common stock during the period from July 31, 2000, through October 8, 2001 (the putative class period), and allege that the defendants violated Sections 10(b) and 20 of the federal Securities Exchange Act of 1934 and were negligent in making certain alleged misrepresentations and/or omitting to disclose material facts. The plaintiffs in each of the Suits seek compensatory and exemplary damages in an unspecified amount, as well as reasonable costs and expenses incurred in the cause of action, including attorneys' fees and expert fees. Under the Private Securities Litigation Reform Act of 1995, the United States District Court for the Western District of Virginia is required to appoint an individual shareholder or group of shareholders as lead plaintiff for the Suits. We anticipate that the Court will also consolidate the Suits into a single action and that the lead plantiff will file a consolidated amended class action complaint.

Management intends to vigorously defend the Suits. We may, however, incur substantial costs in defending ourselves against the Suits, regardless of their merit or outcome. At this early stage in the Suits, management cannot make a reasonable estimate of the monetary amount of its resolution, or estimate a range of reasonably possible losses, if any. If we are unsuccessful, we could be subject to damages that may be substantial and could have a material adverse effect on our financial position, results of operations and liquidity.

From time to time, we are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Contractual Obligations and Commitments

The table below sets forth a summary of our contractual obligations and commitments that will impact on our future liquidity:

                                                           Fiscal Years Ending October 31,
Contractual Obligations and
Commitments                             2002              2003             2004           2005              TOTALS
---------------------------             ----              ----             ----           ----              ------
Bank Lines of Credit                 $6,563,000       $        -        $       -       $       -         $6,563,000

Long-term Optical Fiber
Supply Agreements                    12,207,000       14,104,000        8,641,000       1,247,000         36,199,000

EEOC Settlement                         575,000          175,000          175,000               -            925,000
                                    -----------      -----------       ----------      ----------        -----------
       Totals                       $19,345,000      $14,279,000       $8,816,000      $1,247,000        $43,687,000
                                    ===========      ===========       ==========      ==========        ===========

Bank Lines of Credit

Under the terms of our loan agreement dated March 10, 1999, as amended, our $9.5 million lines of credit expire on March 31, 2002. We are currently negotiating potential lines of credit with our bank to replace our expiring lines of credit. Although we believe that we will be able to secure new lines of credit from our bank, in the event that we are unable to do so, we would need to secure additional funding to provide needed liquidity for our operations.
See further discussion under "Liquidity and Capital Resources."

Long-Term Optical Fiber Supply Agreements

During fiscal year 2001, we entered into separate long-term supply agreements with two optical fiber suppliers. One agreement expires on December 31, 2003 and the other on December 31, 2004. The aggregate required purchases related to these agreements (subject to certain annual price adjustments) during the terms of the agreements are set forth above. Additionally, one of the supply agreements requires that one-half of all single-mode fiber purchases through December 31, 2004 above the committed amounts be purchased from that supplier at market prices. We believe that the fiber purchase commitments are consistent with our expected requirements.

Equal Employment Opportunity Commission Settlement

On September 27, 2000, the Equal Employment Opportunity Commission ("EEOC") filed a lawsuit under Title VII of the Civil Rights Act against us in the United States District Court for the Western District of Virginia. The lawsuit alleged a pattern or practice of discrimination on the bases of gender and race. The lawsuit sought injunctive and other relief and damages in an unspecified amount. On December 13, 2001, the parties reached an agreement as to the amount of a settlement (subject to final documentation and judicial review and approval). On

February 20, 2002, we reached a final settlement of the case with EEOC and the court issued a Consent Decree setting forth the terms of the settlement. Pursuant to the settlement and Consent Decree, we paid $500,000 on or about February 20, 2002; and will pay $175,000 in January 2003 and $175,000 in January 2004, to satisfy any gender and race class claims; we paid $75,000 on or about February 20, 2002 to one individual specifically named in the complaint; and will spend at least $75,000 for the our planned diversity, recruitment and human resource management programs over the term of the Consent Decree. We recorded a charge in the fourth quarter of fiscal year 2001 in the amount of $901,553 representing $575,000 (current portion) payable upon entry of the Consent Decree, as well as $326,553 (noncurrent portion) representing the present value of two equal payments in the amount of $175,000 payable in January 2003 and 2004. No additional charges were recorded in first quarter 2002 as a result of the settlement. The $75,000 to be used for our planned diversity, recruitment and human resource management programs will be expensed as incurred, and is not reflected in the Contractual Obligations and Commitments table above.

Critical Accounting Policies

Revenue Recognition

Revenue is recognized at the time of product shipment or delivery to the customer, provided that the customer takes ownership and assumes risk of loss based on shipping terms. Net sales consists of gross sales of products, less discounts, refunds and returns. We estimate sales returns based on our analysis and judgment of historical trends, identified returns and the potential for additional returns. We also provide certain volume incentives, discounts and rebates to certain of our distributors. Payments of any such volume incentives, discounts and rebates are reflected in net sales.

Trade Accounts Receivable and Allowance for Doubtful Accounts

In connection with the sale of our products, we have trade accounts receivable outstanding from our customers at any given time. We review outstanding trade accounts receivable at the end of each quarter, and record allowances for doubtful accounts as deemed appropriate for (i) certain individual customers and
(ii) for all other trade accounts receivable in total not specifically reviewed. In determining the amount of allowance for doubtful accounts to be recorded for individual customers, we consider the age of the receivable, the financial stability of the customer, discussions that may have been had with the customer and our judgment as to the overall collectibility of the receivable from that customer. In addition, we establish an allowance for all receivables that have not been individually reviewed. This general allowance for doubtful accounts is based on a percentage of total trade accounts receivable with different percentages used based on the different age of the receivables. The percentages used are based on our historical experience and our current judgment regarding the state of the economy.

Inventories

Inventories of raw materials and production supplies are stated at the lower of cost (specific identification for optical fibers and first-in, first-out for other raw materials and production supplies) or market. Inventories of work in process and finished goods are stated at average cost, which includes raw materials, direct labor and manufacturing overhead. At the end of each quarter, we review our inventories to ensure they are carried at net realizable value. Individual inventory items are viewed and adjustments are made based on the age of the inventory and our judgment as to the salability of that inventory.

Long-Lived Assets

Our property and equipment are stated at cost. Depreciation and amortization are provided for using both straight-line and declining balance methods over the estimated useful lives of the assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We have no significant intangible assets recorded on our balance sheet.

Commitments and Contingencies

Liabilities for loss contingencies arising from product warranties and defects, claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Actual results could differ from these estimates.

Future Accounting Considerations

In July 2001, the Financial Accounting Standards Board, also known as the FASB, issued Statement of Financial Accounting Standards, referred to as SFAS, No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations. The use of the pooling-of-interests method is prohibited for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and certain intangible assets would no longer be amortized, but rather be tested for impairment annually or whenever an event occurs indicating that the assets may be impaired. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Neither standard is expected to have a material effect on our financial position, results of operations or liquidity.

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

SFAS No. 143 requires that the fair value of a liability for an assets retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, an entity would recognize a gain or loss on settlement.

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

As of January 31, 2002, there are no other new accounting standards issued, but not yet adopted by us, which are expected to be applicable to our financial position, operating results or financial statement disclosures.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk


             We do not engage in derivative financial instruments or derivative commodity instruments. As of January 31, 2002, our financial instruments are not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

         On September 27, 2000, the Equal Employment Opportunity Commission ("EEOC") filed a lawsuit under Title VII of the Civil Rights Act against the Company in the United States District Court for the Western District of Virginia. The lawsuit alleged a pattern or practice of discrimination on the bases of gender and race. The lawsuit sought injunctive and other relief and damages in an unspecified amount. On December 13, 2001, the parties reached an agreement as to the amount of a settlement (subject to final documentation and judicial review and approval). On February 20, 2002, the Company reached a final settlement of the case and the court issued a Consent Decree setting forth the terms of the settlement. Pursuant to the settlement and Consent Decree, the Company paid $500,000 on or about February 20, 2002; and will pay $175,000 in January 2003 and $175,000 in January 2004, to satisfy any gender and race class claims; the Company paid $75,000 on or about February 20, 2002 to one individual specifically named in the complaint; and will spend at least $75,000 for the Company's planned diversity, recruitment and human resource management programs over the term of the Consent Decree. The Company recorded a charge in the fourth quarter of fiscal year 2001 in the amount of $901,553 representing $575,000 (current portion) payable upon entry of the Consent Decree, as well as $326,553 (noncurrent portion) representing the present value of two equal payments in the amount of $175,000 payable in January 2003 and 2004. No additional charges were recorded in first quarter 2002 as a result of the settlement. The $75,000 to be used for the Company's planned diversity, recruitment and human resource management programs will be expensed as incurred.

         The Company was named as a defendant in two lawsuits filed in the United States District Court for the Southern District of New York seeking to compel the Company to authorize its transfer agent to transfer unregistered, restricted stock on the Company's stock ledger. The first suit was filed on October 22, 2001, by Bear, Stearns & Co. Inc. and Bear, Stearns Securities Corporation (collectively, "Bear Stearns"). The second suit was filed on October 26, 2001, by UBS PaineWebber Inc. ("PaineWebber"). In each case, PaineWebber and Bear Stearns sought injunctive relief with respect to common stock of the Company sold by them in the course of liquidating either repossessed shares or brokerage accounts of the Company's former Chairman, President and Chief Executive Officer, to cover personal margin loans made by the brokerage firms to him. Both suits also contained a claim of monetary damages caused by the alleged wrongful refusal by the Company to authorize the transfers in connection with the liquidations. Subsequent to January 31, 2002, both suits were dismissed. PaineWebber voluntarily dismissed its lawsuit with prejudice, while the Bear Stearns lawsuit was voluntarily dismissed without prejudice.

         The Company, Mr. Robert Kopstein (our former Chairman, President and Chief Executive Officer), and various John Does (unidentified officers and/or directors of the Company during the class period described below) were named as defendants in four putative class action lawsuits filed in the United States District Court for the Western District of Virginia (the "Suits"). The first class action lawsuit was filed on November 26, 2001, by Charles S. Farrell, Jr., on behalf of himself and others similarly situated. The second class action lawsuit was filed on December 14, 2001, by Lerner Group, on behalf of itself and others similarly situated. The third class action lawsuit was filed on December 27, 2001, by Richard Simone, on behalf of himself and others similarly situated. The fourth class action lawsuit was filed on January 31, 2002, by Charles H. Yeatts, on behalf of himself and others similarly situated. In each of the substantially similar suits, the plaintiffs purport to represent purchasers of the Company's common stock during the period from July 31, 2000, through October 8, 2001 (the putative class period), and allege that the defendants violated Sections 10(b) and 20 of the federal Securities Exchange Act of 1934 and were negligent in making certain alleged misrepresentations and/or omitting to disclose material facts. The plaintiffs in each of the Suits seek compensatory and exemplary damages in an unspecified amount, as well as reasonable costs and expenses incurred in the cause of action, including attorneys' fees and expert fees. Under the Private Securities Litigation Reform Act of 1995, the United States District Court for the Western District of Virginia is required to appoint an individual shareholder or group of shareholders as lead plaintiff for the Suits. We anticipate that the Court will also consolidate the Suits into a single action and that the lead plantiff will file a consolidtaed amended class action complaint.

         Management intends to vigorously defend the Suits. The Company may, however, incur substantial costs in defending the Suits, regardless of their merit or outcome. At this early stage in the Suits, management cannot make a reasonable estimate of the monetary amount of their resolution, or estimate a range of reasonably possible losses, if any. If we are unsuccessful, we could be subject to damages that may be substantial and could have a material adverse effect on our financial position, results of operations and liquidity.

         From time to time, the Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Item 2. Changes in Securities and Use of Proceeds.

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

Item 5.    Other Information.

         In February 2002, our Board appointed Craig H. Weber to serve as a new member of the Board.

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits required by Item 601 of Regulation S-K for the three months ended January 31, 2002:

                  Exhibit 3.1 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 1 to the Company's Form 8-A filed with the Commission on November 5,
                  2001).

                  Exhibit 3.2 Bylaws of Optical Cable Corporation, as amended (filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1997 (file number 0-37022), and incorporated herein by reference)).

                  Exhibit 4.1 Form of certificate representing preferred share purchase right (filed as Exhibit 5 to the Company's Form 8-A filed with the Commission on November 5, 2001 and incorporated by reference herein).

(b) Reports on Form 8-K filed during the three months ended January 31, 2002:

                  Form 8-K dated December 7, 2002, reporting under Item 5.

                  Form 8-K dated December 10, 2002, reporting under Item 5.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              OPTICAL CABLE CORPORATION
                                     (Registrant)



Date:  March 18, 2002          /s/ Neil D. Wilkin, Jr.
                              --------------------------------------------------
                              Neil D. Wilkin, Jr.
                              Acting-President, Senior Vice President and
                                Chief Financial Officer
                              (principal executive officer, principal financial
                                and accounting officer)