Form 10-Q
period 2002-04-30
OPTICAL CABLE CORP
filed 2002-06-14
CIK 1000230

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2002

                                       OR

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

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
(1) Yes   X   No ____    (2) Yes  X   No ____
         ---                     ---


       As of June 7, 2002, 55,431,279 shares of the registrant's Common Stock, no par value, were outstanding.

                           OPTICAL CABLE CORPORATION
                                 Form 10-Q Index
                        Six Months Ended April 30, 2002



                                                                                                          Page
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Condensed Balance Sheets - April 30, 2002 and October 31,
                    2001 ..........................................................................          2

                   Condensed Statements of Operations - Three Months and Six
                    Months Ended April 30, 2002 and 2001 ..........................................          3

                   Condensed Statement of Changes in Stockholders' Equity -
                    Six Months Ended April 30, 2002 ...............................................          4

                   Condensed Statements of Cash Flows - Six Months Ended
                    April 30, 2002 and 2001 .......................................................          5

                   Condensed Notes to Condensed Financial Statements ..............................       6-12

          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations ..........................................      13-25

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk .....................         26


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings ..............................................................         27

          Item 4.  Submission of Matters to a Vote of Security Holders ............................         28

          Item 5.  Other Information ..............................................................         29

          Item 6.  Exhibits and Reports on Form 8-K ...............................................         29

SIGNATURES

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            OPTICAL CABLE CORPORATION
                            Condensed Balance Sheets

                                                                                      (Unaudited)
                                                                                   ------------------
                                                                                       April 30,           October 31,
                                    Assets                                               2002                  2001
                                                                                   ------------------   -------------------
Current assets:
     Cash and cash equivalents                                                    $       133,155      $      2,087,608
     Trade accounts receivable, net of allowance for doubtful accounts
        of $702,086 at April 30, 2002 and $572,853 at October 31, 2001                  7,979,203            10,678,214
     Income taxes refundable                                                              978,835             1,108,007
     Other receivables                                                                    440,500               371,656
     Due from employees, net of allowance for uncollectible advances
        of $70,000                                                                         34,543                35,018
     Inventories                                                                       11,921,107            14,084,931
     Prepaid expenses                                                                     234,441               185,831
     Deferred income taxes                                                                282,380               260,709
                                                                                   ------------------   -------------------
                 Total current assets                                                  22,004,164            28,811,974
Other assets, net                                                                         270,711               367,469
Property and equipment, net                                                            12,207,125            12,685,053
Deferred income taxes                                                                     839,973               933,801
                                                                                   ------------------   -------------------
                 Total assets                                                     $    35,321,973      $     42,798,297
                                                                                   ==================   ===================
                     Liabilities and Stockholders' Equity

Current liabilities:
     Current notes payable to bank                                                $            --      $      8,271,000
     Accounts payable and accrued expenses                                              3,019,983             5,537,313
     Accrued compensation and payroll taxes                                               585,487               798,203
                                                                                   ------------------   -------------------
                 Total current liabilities                                              3,605,470            14,606,516
Noncurrent note payable to bank                                                         2,970,236                   --
Other liabilities                                                                         162,936               326,553
                                                                                   ------------------   -------------------
                 Total liabilities                                                      6,738,642            14,933,069
                                                                                   ------------------   -------------------
Shareholders' equity:
     Preferred stock, no par value, authorized 1,000,000 shares; none
        issued and outstanding                                                                --                    --
     Common stock, no par value, authorized 100,000,000 shares;
        issued and outstanding 55,431,279 shares                                            5,474                   --
     Retained earnings                                                                 28,577,857            27,865,228
                                                                                   ------------------   -------------------
                 Total shareholders' equity                                            28,583,331            27,865,228
Commitments and contingencies
                                                                                   ------------------   -------------------
                 Total liabilities and shareholders' equity                       $    35,321,973      $     42,798,297
                                                                                   ==================   ===================

See accompanying condensed notes to condensed financial statements.

                            OPTICAL CABLE CORPORATION
                       Condensed Statements of Operations
                                   (Unaudited)

                                                              Three Months Ended                  Six Months Ended
                                                                   April 30,                         April 30,
                                                     --------------------------------  ----------------------------------
                                                          2002              2001              2002              2001
                                                     ---------------   --------------  ---------------   ----------------
Net sales                                            $ 10,915,618      $ 17,376,605    $  22,307,039     $   34,372,805
Cost of goods sold                                      7,307,796         9,548,132       14,202,980         18,666,063
                                                     ---------------   --------------  ---------------   ----------------
                 Gross profit                           3,607,822         7,828,473        8,104,059         15,706,742
Selling, general and administrative expenses            3,393,478         3,746,306        6,899,895          7,674,120
                                                     ---------------   --------------  ---------------   ----------------
                 Income from operations                   214,344         4,082,167        1,204,164          8,032,622
                                                     ---------------   --------------  ---------------   ----------------
Other income (expense):
     Losses on trading securities, net                         --        (5,164,075)              --         (9,155,256)
     Interest income                                       13,494             9,066           20,646             24,830
     Interest expense                                     (62,139)          (98,213)        (126,843)          (248,083)
     Other, net                                               983            16,792            1,167             15,296
                                                     ---------------   --------------  ---------------   ----------------
                 Other expense, net                       (47,662)       (5,236,430)        (105,030)        (9,363,213)
                                                     ---------------   --------------  ---------------   ----------------
                 Income (loss) before income
                    tax expense                           166,682        (1,154,263)       1,099,134         (1,330,591)
Income tax expense                                         58,505         2,503,665          386,505          2,441,950
                                                     ---------------   --------------  ---------------   ----------------
                 Net income (loss)                   $    108,177      $ (3,657,928)   $     712,629     $   (3,772,541)
                                                     ===============   ==============  ===============   ================
Net income (loss) per share:
     Basic and diluted                               $         --      $      (0.06)   $        0.01     $        (0.07)
                                                     ===============   ==============  ===============   ================


See accompanying condensed notes to condensed financial statements.

                            OPTICAL CABLE CORPORATION
             Condensed Statement of Changes in Shareholders' Equity
                                   (Unaudited)

                                                                     Six Months Ended April 30, 2002
                                                ---------------------------------------------------------------------------
                                                                                                              Total
                                                           Common Stock                    Retained        Stockholders'
                                                ------------------------------------
                                                     Shares             Amount             Earnings            Equity
                                                -----------------  -----------------   -----------------  -----------------
Balances at October 31, 2001                       55,431,279    $           --      $    27,865,228    $    27,865,228

Stock-based compensation                                  --               5,474                 --               5,474
Net income                                                --                 --              712,629            712,629
                                                -----------------  -----------------   -----------------  -----------------
Balances at April 30, 2002                         55,431,279    $         5,474     $    28,577,857    $    28,583,331
                                                =================  =================   =================  =================

See accompanying condensed notes to condensed financial statements.

                            OPTICAL CABLE CORPORATION
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                              Six Months Ended
                                                                                                  April 30,
                                                                                   ----------------------------------------
                                                                                         2002                  2001
                                                                                   ------------------    ------------------
Cash flows from operating activities:
     Net income (loss)                                                          $         712,629      $     (3,772,541)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
           Depreciation, amortization and accretion                                       597,057               475,861
           Bad debt expense                                                               133,263               494,203
           Deferred income tax expense                                                     72,157               698,561
           Stock-based compensation expense                                                 5,474                68,385
           Unrealized gains on trading securities, net                                         --              (183,191)
           Decrease in trading securities                                                      --             13,135,671
           Decrease in payable to investment broker related to securities
              trading                                                                          --            (4,550,275)
           (Increase) decrease in:
              Trade accounts receivable                                                 2,565,748            (5,064,599)
              Income taxes refundable                                                     129,172             1,162,118
              Other receivables                                                           (68,844)              (22,001)
              Due from employees                                                              475                   975
              Inventories                                                               2,163,824            (1,245,391)
              Prepaid expenses                                                            (48,610)              (21,783)
           Increase (decrease) in:
              Accounts payable and accrued expenses                                    (2,644,513)              878,292
              Accrued compensation and payroll taxes                                     (212,716)             (101,205)
              Income taxes payable                                                             --               444,071
                                                                                   ------------------    ------------------
                 Net cash provided by operating activities                              3,405,116             2,397,151
                                                                                   ------------------    ------------------
Cash flows from investing activities:
     Purchase of property and equipment                                                  (152,563)           (1,183,171)
     Increase in cash surrender value of life insurance                                        --               (54,085)
     Receipt of cash surrender value of life insurance                                    367,469                    --
                                                                                   ------------------    ------------------
                 Net cash provided by (used in) investing activities                      214,906            (1,237,256)
                                                                                   ------------------    ------------------
Cash flows from financing activities:
     Repayment of notes payable to bank, net                                           (5,300,764)                   --
     Payments for financing costs                                                        (273,711)                   --
     Repurchase of common stock                                                                --            (1,578,109)
     Proceeds from exercise of employee stock options                                          --               288,178
                                                                                   ------------------    ------------------
                 Net cash used in financing activities                                 (5,574,475)           (1,289,931)
                                                                                   ------------------    ------------------
Net decrease in cash and cash equivalents                                              (1,954,453)             (130,036)

Cash and cash equivalents at beginning of period                                        2,087,608             1,458,896
                                                                                   ------------------    ------------------
Cash and cash equivalents at end of period                                      $         133,155      $      1,328,860
                                                                                   ==================    ==================

See accompanying condensed notes to condensed financial statements.

                            OPTICAL CABLE CORPOATION
                Condensed Notes to Condensed Financial Statements
                         Six Months Ended April 30, 2002
                                   (Unaudited)


(1)    General

       The accompanying unaudited condensed financial statements of Optical Cable Corporation (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2002. The unaudited condensed financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2001.

(2)    Allowance for Doubtful Accounts for Trade Accounts Receivable

       A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the six months ended April 30, 2002 and 2001 follows:

                                                        Six Months Ended
                                                            April 30,
                                               ---------------------------------
                                                     2002              2001
                                               --------------     --------------
       Balance at beginning of period          $  572,853        $  1,909,069
       Bad debt expense                           133,263             494,203
       Losses charged to allowance                 (4,030)         (2,191,105)
       Recoveries added to allowance                   --                 983
                                               --------------     --------------
       Balance at end of period                $  702,086        $    213,150
                                               ==============     ==============



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

                                       6
                                                                     (Continued)

                           OPTICAL CABLE CORPORATION
               Condensed Notes to Condensed Financial Statements
                        Six Months Ended April 30, 2002
                                  (Unaudited)

(3)    Inventories

       Inventories at April 30, 2002 and October 31, 2001, consisted of the following:

                                                 April 30,          October 31,
                                                   2002                2001
                                            ------------------  ----------------
       Finished goods                       $    5,215,605      $      4,328,379
       Work in process                           1,938,160             3,064,975
       Raw materials                             4,704,434             6,641,985
       Production supplies                          62,908                49,592
                                            ------------------  ----------------
                                            S   11,921,107      $     14,084,931
                                            ==================  ================

(4)    Notes Payable to Bank

       Under a loan agreement with its bank dated March 10, 1999 and amended on October 30, 2001, the Company had a $5 million secured revolving line of credit and a $4.5 million secured revolving line of credit. As of October 31, 2001, the Company had combined outstanding borrowings under these lines of credit in the amount of $8,271,000 with $1,229,000 unused and available.

       The lines of credit bore interest at 1.50% above the monthly LIBOR rate (3.79% as of October 31, 2001) and were equally and ratably collateralized by the Company's accounts receivable, contract rights, inventory, furniture and fixtures, machinery and equipment and general intangibles.

       On April 25, 2002, the Company closed its new credit facility with Wachovia Bank, National Association (formerly First Union National
       Bank). The new three-year credit facility provides up to a maximum of $25.0 million and replaces the Company's previous $9.5 million credit facility described above.

       The new credit facility bears interest at three-quarters of one percent (0.75%) per annum above the prime rate (5.5% as of April 30, 2002) and may be reduced by one-quarter of one percent (0.25%) upon meeting certain fixed charge coverage ratio requirements. The facility also provides a LIBOR based rate at the Company's option. The facility is collateralized by all of the Company's tangible and intangible assets. Borrowings under the credit facility are subject to certain coverage ratios, advance limits and qualifications that are applied to the Company's accounts receivable, inventory and fixed assets. The Company's ability to access the full amount of the credit facility will depend on the future growth of the Company's borrowing base. As of April 30, 2002, the Company had outstanding borrowings under the new credit facility in the amount of $2,970,236, with $5,098,264 unused and available. The outstanding balance on the credit facility has been reflected as noncurrent based on the scheduled maturity of the credit facility.

       In connection with obtaining the new credit facility described above, the Company incurred various costs totaling $273,711. These financing costs have been deferred and are included in other assets, net in the accompanying condensed balance sheet as of April 30, 2002. These deferred financing costs are being amortized to interest expense using the straight-line method over the life of the credit facility, which approximates the effective interest method.

                                       7
                                                                     (Continued)

                           OPTICAL CABLE CORPORATION
               Condensed Notes to Condensed Financial Statements
                        Six Months Ended April 30, 2002
                                  (Unaudited)

(5)    Stock Option Plan

       The Company applies the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations for employee stock option grants and SFAS No. 123, Accounting for Stock-Based Compensation and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, for nonemployee stock option grants. Stock option activity during the six months ended April 30, 2002 was as follows:

                                                    Number of         Weighted-Average
                                                      Shares           Exercise Price
                                                -------------------  --------------------
       Balance at October 31, 2001                    1,013,562                    $6.97
           Granted                                    2,743,475                     0.93
           Exercised                                         --
           Forfeited                                    (32,250)                    3.78
                                                -------------------
       Balance at April 30, 2002                      3,724,787                    $2.55
                                                ===================

       At April 30, 2002, there were approximately 1,600,000 additional shares available for grant under the Plan.

       Effective November 16, 2001, the Board of Directors approved grants of stock options for a total of 250,000 shares with a per share exercise price of $1.25 equal to the closing price of the Company's common stock on the date of grant. These grants were made to executive officers of the Company and vest in equal monthly installments over four years.

       Effective February 12, 2002, the Board of Directors approved grants of stock options to purchase a total of 24,975 shares of the Company's common stock at an exercise price of $0.89 per share, the closing price at the date of grant. These grants were made to those independent members of the Board of Directors who had not served as an executive officer of the Company during the past year. These options vest monthly over one year.

       On March 5, 2002 and April 11, 2002, the Compensation Committee of the Board of Directors approved grants of stock options to purchase a total of 2,388,000 shares and 80,500 shares, respectively, of the Company's common stock at an exercise price of $0.90 per share and $0.96 per share, the respective closing prices at the dates of the grants. These grants were made to employees (other than the executive officers) and nonemployee outside sales personnel. These options vest in equal quarterly installments over five years. Included in the 2,388,000 options granted on March 5, 2002 were 135,000 options to nonemployees.

(6)    Income Taxes

       As of April 30, 2001, the Company had assessed the realizability of its deferred tax assets relating to the capital loss carry forward and unrealized net loss generated by the Company's trading securities during

                                       8
                                                                     (Continued)

                           OPTICAL CABLE CORPORATION
               Condensed Notes to Condensed Financial Statements
                        Six Months Ended April 30, 2002
                                  (Unaudited)

       the six months ended April 30, 2001. As a result, the Company determined that it was more likely than not that these deferred tax assets totaling approximately $3,148,000 as of April 30, 2001, will not be realized. Accordingly, the Company established a valuation allowance for deferred tax assets in the amount of approximately $3,148,000 as of April 30, 2001, which is included in income tax expense for the six months ended April 30, 2001.

(7)    Net Income (Loss) Per Share

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

                                                     Net Income              Shares             Per Share
Three Months Ended April 30, 2002                    (Numerator)         (Denominator)            Amount
---------------------------------                --------------------  -------------------  -------------------
Basic net income per share                    $           108,177           55,431,279     $            --
                                                                                            ===================
Effect of dilutive stock options                               --               26,484
                                                 --------------------  -------------------
Diluted net income per share                  $           108,177           55,457,763     $            --
                                                 ====================  ===================  ===================
                                                      Net Loss               Shares             Per Share
Three Months Ended April 30, 2001                    (Numerator)         (Denominator)            Amount
---------------------------------                --------------------  -------------------  -------------------
Basic net loss per share                      $        (3,657,928)          56,277,995     $         (0.06)
                                                                                            ===================
Effect of dilutive stock options                               --              203,222
                                                 --------------------  -------------------
Diluted net loss per share                    $        (3,657,928)          56,481,217     $         (0.06)
                                                 ====================  ===================  ===================
                                                     Net Income              Shares             Per Share
Six Months Ended April 30, 2002                      (Numerator)         (Denominator)            Amount
-------------------------------                  --------------------  -------------------  -------------------
Basic net income per share                    $           712,629           55,431,279     $          0.01
                                                                                            ===================
Effect of dilutive stock options                              --               463,147
                                                 --------------------  -------------------
Diluted net income per share                  $           712,629           55,894,426     $          0.01
                                                 ====================  ===================  ===================
                                                      Net Loss               Shares             Per Share
Six Months Ended April 30, 2001                      (Numerator)         (Denominator)            Amount
-------------------------------                  --------------------  -------------------  -------------------
Basic net loss per share                      $        (3,772,541)          56,317,635     $         (0.07)
                                                                                            ===================
Effect of dilutive stock options                               --              332,458
                                                 --------------------  -------------------
Diluted net loss per share                    $        (3,772,541)          56,650,093     $         (0.07)
                                                 ====================  ===================  ===================

                                       9
                                                                     (Continued)

                           OPTICAL CABLE CORPORATION
               Condensed Notes to Condensed Financial Statements
                        Six Months Ended April 30, 2002
                                  (Unaudited)

(8)    Shareholders' Equity

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

(9)    Personnel Matters

       On December 3, 2001, the Company issued a press release that announced that, upon the recommendation of the independent Special Committee of its Board of Directors, the Board of Directors had removed Robert Kopstein as the Company's Chairman, President and Chief Executive Officer. Also see
       note 11.

(10)   Segment Information and Business and Credit Concentrations

       The Company has a single reportable segment for purposes of segment reporting pursuant to SFAS No. 131. In addition, the Company's fiber optic cable products are similar in nature.

       The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company's large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of April 30, 2002 and October 31, 2001 have been adequately provided for in the financial statements.

                                       10
                                                                     (Continued)

                           OPTICAL CABLE CORPORATION
               Condensed Notes to Condensed Financial Statements
                        Six Months Ended April 30, 2002
                                  (Unaudited)

       For the three months ended April 30, 2002, one customer accounted for approximately $1,096,000, or 10.0% of net sales. For the three months ended April 30, 2001, one major domestic distributor accounted for approximately $1,822,000, or 10.5% of net sales. During first quarter 2002, this distributor advised the Company that it will no longer stock the Company's products as part of its regular product offering. For the six months ended April 30, 2002 and 2001, no single customer accounted for more than 10% of net sales.

       For the six months ended April 30, 2002 and 2001, approximately 73% and 77%, respectively, of net sales were from customers located in the United States, while approximately 27% and 23%, respectively, were from international customers.

(11)   Contingencies

       On September 27, 2000, the Equal Employment Opportunity Commission ("EEOC") filed a lawsuit under Title VII of the Civil Rights Act against the Company in the United States District Court for the Western District of Virginia. The lawsuit alleged a pattern or practice of discrimination on the bases of gender and race. The lawsuit sought injunctive and other relief and damages in an unspecified amount. On December 13, 2001, the parties reached an agreement as to the amount of a settlement (subject to final documentation and judicial review and approval). On February 20, 2002, the Company reached a final settlement of the case and the court issued a Consent Decree setting forth the terms of the settlement. Pursuant to the settlement and Consent Decree, the Company paid $500,000 on or about February 20, 2002; and will pay $175,000 in January 2003 and $175,000 in January 2004, to satisfy any gender and race class claims; the Company paid $75,000 on or about February 20, 2002 to one individual specifically named in the complaint; and will spend at least $75,000 for the Company's planned diversity, recruitment and human resource management programs over the term of the Consent Decree. The Company recorded a charge in the fourth quarter of fiscal year 2001 in the amount of $901,553 representing $575,000 (current portion) payable upon entry of the Consent Decree, as well as $326,553 (noncurrent portion) representing the present value of two equal payments in the amount of $175,000 payable in January 2003 and 2004. During the six months ended April 30, 2002, the Company recorded accretion of the associated discount in the amount of $6,621. The $75,000 used for the Company's planned diversity, recruitment and human resource management programs will be expensed as incurred.

       The Company was named as a defendant in two lawsuits filed in the United States District Court for the Southern District of New York seeking to compel the Company to authorize its transfer agent to transfer unregistered, restricted stock on the Company's stock ledger. The first suit was filed on October 22, 2001, by Bear, Stearns & Co. Inc. and Bear, Stearns Securities Corporation (collectively, "Bear Stearns"). The second suit was filed on October 26, 2001, by UBS PaineWebber Inc. ("PaineWebber"). In each case, PaineWebber and Bear Stearns sought injunctive relief with respect to common stock of the Company sold by them in the course of liquidating either repossessed shares or brokerage accounts of the Company's former Chairman, President and Chief Executive Officer, to cover personal margin loans made by the brokerage firms to him. Both suits also contained a claim of

                                       11
                                                                     (Continued)

                           OPTICAL CABLE CORPORATION
               Condensed Notes to Condensed Financial Statements
                        Six Months Ended April 30, 2002
                                  (Unaudited)

       monetary damages caused by the alleged wrongful refusal by the Company to authorize the transfers in connection with the liquidations. During the quarter ended April 30, 2002, both suits were dismissed. PaineWebber voluntarily dismissed its lawsuit with prejudice, while the Bear Stearns lawsuit was voluntarily dismissed without prejudice.

       The Company, Mr. Robert Kopstein, our former Chairman, President and Chief Executive Officer, two of the Company's officers and directors, Luke J. Huybrechts and Kenneth W. Harber, are named as defendants in a consolidated putative class action lawsuit pending in the United States District Court for the Western District of Virginia (the "Consolidated Suit"). The first class action lawsuit was filed on November 26, 2001, by Charles S. Farrell, Jr., on behalf of himself and others similarly situated. The second class action lawsuit was filed on December 14, 2001, by Lerner Group, on behalf of itself and others similarly situated. The third class action lawsuit was filed on December 27, 2001, by Richard Simone, on behalf of himself and others similarly situated. The fourth class action lawsuit was filed on January 31, 2002, by Charles H. Yeatts, on behalf of himself and others similarly situated. In each of the four suits, the defendants in the actions were the Company, Mr. Kopstein and various John Does (unidentified officers and/or directors of the Company during the class period described below). Pursuant to the Private Securities Litigation Reform Act of 1995, the United States District Court for the Western District of Virginia appointed a group of shareholders as the lead plaintiff for the Consolidated Suit. The four suits were consolidated into a single action and the lead plaintiff filed a consolidated amended class action complaint on May 2, 2002. In the Consolidated Suit, the plaintiffs purport to represent purchasers of the Company's common stock during the period ranging from June 14, 2000, through September 26, 2001, (the putative class period), and allege that the defendants violated Sections 10(b) and 20 of the federal Securities Exchange Act of 1934 in making certain alleged misrepresentations and/or omitting to disclose material facts. The plaintiffs in the Consolidated Suit seek compensatory damages in an unspecified amount, as well as reasonable costs and expenses incurred in the cause of action, including attorneys' fees and expert fees. On June 10, 2002, the Defendants moved to dismiss the Consolidated Suit.

       Management intends to vigorously defend the Consolidated Suit. The Company may, however, incur substantial costs in defending the Consolidated Suit, regardless of its merit or outcome. At this early stage in the Consolidated Suit, management cannot make a reasonable estimate of the monetary amount of its resolution, or estimate a range of reasonably possible losses, if any. If the Company is unsuccessful, it could be subject to damages that may be substantial and could have a material adverse effect on the Company's financial position, results of operations and liquidity.

       From time to time, the Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

(12)   Subsequent Events

       On June 14, 2002, the Company announced the layoff of 28 employees, representing almost 15 percent of its full-time employees. The reductions included both production and staff positions. The layoffs were part of a company-wide downsizing and will result in a charge of approximately $120,000 during the third fiscal quarter of 2002.

       Subsequent to April 30, 2002, Optical Cable Corporation received notification from Nasdaq regarding the Company's noncompliance with the listing requirements for the Nasdaq National Market, where the Company's common stock is presently traded. As a Nasdaq National Market company, Optical Cable is subject to all the requirements of its listing agreement with Nasdaq. The Company received notification from Nasdaq that its common stock failed to meet the minimum $1.00 per share trading price requirement for continued inclusion under Marketplace Rule 4450(a)(5). The Company will be provided until August 13, 2002, to regain compliance or be delisted. In order to regain compliance the Company's common stock must close at $1.00 per share or more for a minimum of 10 consecutive trading days prior to August 13. In an effort to regain compliance with the Nasdaq National Market's minimum trading price requirement, the Company is considering several options, including a reverse stock split. Under Virginia law, such an action would require an amendment to the Company's articles of incorporation that must be approved by both the Board of Directors and the shareholders. In the event a reverse stock split were effected, the number of shares held by each shareholder and the total number of outstanding shares would be reduced proportionately.

Item 2. Management's Discussion and Analysis Results of Operations and Financial Condition

Forward Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, statements concerning our outlook for the future; statements of belief; future plans, strategies or anticipated events; and similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to risks and uncertainties that may cause actual events to differ materially from our expectations. Factors that could cause or contribute to such differences include, but are not limited to, the level of sales to key customers or distributors; the economic conditions affecting network service providers; the slowdown in corporate spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber); our dependence on a single manufacturing facility; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing; our dependence on a limited number of suppliers; an adverse outcome in litigation, claims and other actions against us, including, but not limited to, the shareholder litigation that has been filed; the effect of sales of our common stock by the various brokerage firms alleging that our former President and Chief Executive Officer pledged substantially all of his personally-held unregistered shares of our common stock to cover personal margin loans; technological changes and introductions of new competing products; the current recession; terrorist attacks or acts of war, particularly given the acts of terrorism against the United States on September 11, 2001 and subsequent military responses by the United States; ability to retain key personnel; changes in market demand, exchange rates, productivity, weather and market and economic conditions in the areas of the world in which we operate and market our products.

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

We sell our products through our sales force to original equipment manufacturers, and to major distributors, regional distributors and various smaller distributors. For the three months ended April 30, 2002 and 2001, approximately 48.4% and 41.5% of our net sales were from sales to distributors. For the six months ended April 30, 2002 and 2001, approximately 44.2% and 43.3% of our net sales were from sales to distributors. International net sales were 20.5% and 24.2% of total net sales for the three months ended April 30, 2002 and 2001. International net sales were 27.5% and 23.5% of total net sales for the six months ended April 30, 2002 and 2001. Substantially all of our international sales are denominated in U.S. dollars.

Net sales consist of gross sales of products less discounts, refunds and returns. Revenue is recognized at the time of product shipment or delivery to the customer and at the time the customer takes ownership and assumes risk of loss, based on shipping terms. During the second quarter of 2002, one customer accounted

                                       13
                                                                     (Continued)
for approximately $1.1 million, or 10% of net sales. During the second quarter of 2001, one major domestic distributor accounted for approximately $1.8 million, or 10.5% of net sales. During first quarter 2002, this distributor advised us that it will no longer stock our products as part of its regular product offering. No single customer accounted for more than 10% of our net sales during the six months ended April 30, 2002 or 2001.

A significant percentage of the selling price of our fiber optic cable is based on the cost of raw materials used. Because single-mode fiber is less expensive than multimode fiber, single-mode fiber optic cables have a lower per unit selling price than comparable multimode fiber optic cables. We believe that the metropolitan and access markets are predominantly the users of single-mode fiber optic cable, and that increasingly, single-mode fiber is also being used for other short to moderate distance installations where higher bandwidth is required. To the extent that our sales mix shifts toward single-mode cables, we will have to increase the volume of our sales to maintain our current level of net sales.

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

Other expense, net consists primarily of realized and unrealized net losses on trading securities, interest income and interest expense. In January 2000, we began actively buying and selling shares in the Nasdaq 100 Trust, which is designed to closely track the price and yield performance of the Nasdaq 100 stock index. We utilized short-term margin borrowings payable to an investment broker to finance our position in these trading securities. Our margin borrowings were collateralized by the trading securities and were subject to margin provisions, which could have resulted in the sale of some or all of, and on certain occasions did result in the sale of some of, the trading securities to meet margin calls. Our active trading in the Nasdaq 100 Trust continued through May 14, 2001, the date of the last purchase of these shares. On October 3, 2001, as part of a policy to invest future excess funds only in short-term interest-bearing investments, we sold all of our remaining investment in the Nasdaq 100 Trust and paid off the outstanding margin borrowings. As a result, there were no gains or losses resulting from the trading of securities for the six months ended April 30, 2002. Our Board of Directors has adopted an Investment Objectives and Guidelines policy, in which we state that we will make no additional cash investments in the above-mentioned Nasdaq 100 Trust or in stocks of other companies. In addition, our Investment Objectives and Guidelines policy states that any future investments will be in U.S. dollar denominated short-term, interest-bearing, investment-grade securities.

For accounting purposes during first quarter 2001, we categorized our investment in the Nasdaq 100 Trust as trading securities, and we recorded the investment on our balance sheet at fair value, which was based on quoted market prices. Purchases and sales of trading securities were recognized on a trade-date basis, the date the order to buy or sell is executed. Net realized gains or losses were determined on the first-in, first-out cost method. We marked our investment to market on each balance sheet date. Any decline in fair value was recorded as an unrealized loss, while any increase in fair value was recorded as an unrealized gain. Realized gains and losses and unrealized holding gains and losses from trading securities were included in other expense, net.

                                       14
                                                                     (Continued)

In the second quarter of 2001, we recognized net losses of $5.2 million in connection with our securities trading activities in other expense, net. Likewise, during the six months ended April 30, 2001, we recognized net losses of $9.2 million in connection with our securities trading activities in other expense, net. In the second quarter of 2001 and for the six months ended April 30, 2001, we incurred interest expense of $98,000 and $248,000, respectively, on the margin borrowings related to our securities trading activities. Since October 2001, we have held no trading securities in accordance with our current investment policy and had no outstanding margin borrowings.

Results of Operations

The following table sets forth selected line items from our condensed statements of operations as a percentage of net sales for the periods indicated:

                                                       Three Months Ended                 Six Months Ended
                                                            April 30,                         April 30,
                                                 --------------------------------  --------------------------------
                                                     2002              2001            2002              2001
                                                 --------------    --------------  -------------    ---------------
Net sales                                                100.0  %          100.0 %        100.0 %            100.0 %
Cost of goods sold                                        67.0              54.9           63.7               54.3
                                                 --------------    --------------  -------------    ---------------
                Gross profit                              33.0              45.1           36.3               45.7
Selling, general and administrative expenses              31.1              21.6           30.9               22.3
                                                 --------------    --------------  -------------    ---------------
                Income from operations                     1.9              23.5            5.4               23.4
Other expense, net                                        (0.4)            (30.1)          (0.5)             (27.2)
                                                 --------------    --------------  -------------    ---------------
                Income (loss) before income
                    tax expense                            1.5              (6.6)           4.9               (3.8)
Income tax expense                                         0.5              14.4            1.7                7.1
                                                 --------------    --------------  -------------    ---------------
                Net income (loss)                          1.0  %          (21.0)%          3.2 %            (10.9)%
                                                 ==============    ==============  =============    ===============

Three Months Ended April 30, 2002 and 2001

Net Sales

Net sales decreased 37.2% to $10.9 million for the three months ended April 30, 2002 from $17.4 million for the three months ended April 30, 2001. The decrease in net sales during the second quarter of 2002, when compared to the same period last year, was a result of weak economic conditions on market demand, a trend that significantly affected our net sales beginning in the second half of fiscal year 2001. Total fiber meters shipped during the second quarter of 2002 decreased 39.7% to 36.5 million fiber meters shipped from 60.5 million fiber meters shipped for the same period in 2001.

During the second quarter of 2002, we experienced an increase in product mix for cable containing multimode fiber (which typically has a higher relative sales price), compared to cable containing single-mode fiber (which typically has a lower relative sales price), when compared to the second quarter of 2001. The percentage of multimode fiber meters shipped to total fiber meters shipped during the second quarter of 2002 was 76.1% compared to 58.1% during the second quarter of 2001; however, the impact of the decreased market demand and pricing outweighed the impact on sales resulting from the change in product mix.

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

                                       15
                                                                     (Continued)

Gross Profit

Gross profit margin, or gross profit as a percentage of net sales, decreased to 33.0% in the second quarter of 2002 from 45.1% in the second quarter of 2001, as production costs did not decrease at the same relative rate as the decrease in net sales. By comparison, the gross profit margin for fourth quarter 2001 was 21.8%, a quarter in which we wrote-off slow-moving and impaired inventory to net realizable value, disposed of certain impaired finished goods inventory, and adjusted inventory for book to physical variances resulting from year-end physical inventory counts. Although raw material cost per fiber meter shipped decreased slightly during the second quarter of 2002 compared to the second quarter of 2001, an increase in production cost resulted from increases in labor and overhead cost per fiber meter shipped which offset the decrease in raw material cost per fiber meter shipped.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales were 31.1% in the second quarter of 2002, compared to 21.6% in the second quarter of 2001. By comparison, selling, general and administrative expenses were 47.2% of net sales in the fourth quarter of 2001, mainly due to the $902,000 charge recorded in anticipation of settlement of the lawsuit with the Equal Employment Opportunity Commission for alleged prior discriminatory practices and related complaints. The higher percentage in the second quarter of 2002 reflects the fact that net sales for the quarter decreased 37.2% compared to the same period last year, while selling, general and administrative expenses only decreased 9.4% compared to the second quarter of 2001. The decrease in selling, general and administrative expenses during the second quarter of 2002 compared to the same period last year is explained by a decrease in sales commissions and shipping costs, and a decrease of $201,000 in bad debt expense, that were partially offset by an increase in legal and other professional fees.

Other Income (Expense)

Other expense, net decreased to $48,000 in the second quarter of 2002 from $5.2 million in the second quarter of 2001. The decrease was primarily due to cessation of securities trading activity, the liquidation of our remaining investments in the Nasdaq 100 Trust and the pay off of the outstanding margin borrowings prior to the end of fiscal year 2001. In the second quarter of 2001, we recognized net losses of $5.2 million in connection with our securities trading activities, and incurred interest expense of $98,000 on the margin borrowings related to such activities. Since October 2001, we have held no trading securities in accordance with our current investment policy and had no outstanding margin borrowings. Please see our discussion of trading securities in "Overview" above.

Income (Loss) Before Income Tax Expense

Income (loss) before income tax expense increased to pretax income of $167,000 in the second quarter of 2002 from a pretax loss of $1.2 million in the second quarter of 2001. This increase was primarily due to the $5.2 million decrease in losses on trading securities, net and the $353,000 decrease in selling, general and administrative expenses, partially offset by the $4.2 million decrease in gross profit largely resulting from the decrease in net sales.

Income Tax Expense

Income tax expense decreased to $59,000 in the second quarter of 2002 from $2.5 million in the second quarter of 2001. Although we incurred a pretax loss for the three months ended April 30, 2001, our reported income tax expense differed from the expected income tax benefit, computed based on an expected effective tax rate of 35.0%, due primarily to the establishment of a valuation allowance for deferred tax assets in the

                                       16
                                                                     (Continued)
amount of $3.1 million. As of April 30, 2001, we assessed the realizability of our deferred tax assets relating to the capital loss carryforward and unrealized net losses from our trading securities and determined that it was more likely than not that these deferred tax assets will not be realized. For the three months ended April 30, 2002, our effective tax rate was 35.1%. Fluctuations in our effective tax rates typically are due primarily to the amount and timing of the tax benefits related to our Extraterritorial Income Exclusion and our foreign sales corporation, both of which exempt from federal income taxation a portion of the net profit realized from sales outside of the United States of products manufactured in the United States.

Net Income (Loss)

Net income for the second quarter of 2002 was $108,000, compared to a net loss of $3.7 million for the second quarter of 2001. This $3.8 million increase in net income was primarily due to the $5.2 million decrease in losses on trading securities, net, the $353,000 decrease in selling, general and administrative expenses, and the $2.4 million decrease in income tax expense, partially offset by the $4.2 million decrease in gross profit largely resulting from the decrease in net sales.

Six Months Ended April 30, 2002 and 2001

Net Sales

Net sales decreased 35.1% to $22.3 million for the six months ended April 30, 2002 from $34.4 million for the six months ended April 30, 2001. The decrease in net sales during the first six months of 2002, when compared to the same period last year, was a result of weak economic conditions on market demand, discussed above. Total fiber meters shipped during the first six months of 2002 decreased 37.8% to 74.2 million fiber meters shipped from 119.2 million fiber meters shipped for the same period in 2001.

During the first six months of 2002, we experienced an increase in product mix for cable containing multimode fiber (which typically has a higher relative sales price), compared to cable containing single-mode fiber (which typically has a lower relative sales price), when compared to the same period in 2001. The percentage of multimode fiber meters shipped to total fiber meters shipped during the first six months of 2002 was 69.7% compared to 59.9% during the same period in 2001; however, the impact of the decreased market demand and pricing outweighed the impact on sales resulting from the change in product mix.

Gross Profit

Gross profit margin decreased to 36.3% in the first six months of 2002 from 45.7% for the same period in 2001, as production costs did not decrease at the same relative rate as the decrease in net sales. Raw material cost per fiber meter shipped was relatively constant when comparing the first six months of 2002 to the same period in 2001. Therefore, most of the production cost increase was a result of increases in labor and overhead cost per fiber meter shipped.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales were 30.9% in the first six months of 2002, compared to 22.3% for the same period in 2001. The higher percentage in the first six months of 2002 reflects the fact that net sales for the period decreased 35.1% compared to the same period last year, while selling, general and administrative expenses only decreased 10.1% compared to the same period in 2001. The decrease in selling, general and administrative expenses during the first six months of 2002 compared to the same period last year is explained by a decrease in sales commissions and shipping costs,

                                       17
                                                                     (Continued)
and a decrease of $361,000 in bad debt expense, that were partially offset by an increase in legal and other professional fees.

Other Income (Expense)

Other expense, net decreased to $105,000 for the first six months of 2002 from $9.4 million for the same period in 2001. The decrease was primarily due to cessation of securities trading activity, the liquidation of our remaining investments in the Nasdaq 100 Trust and the pay off of the outstanding margin borrowings prior to the end of fiscal year 2001. In the first six months of 2001, we recognized net losses of $9.2 million in connection with our securities trading activities, and incurred interest expense of $248,000 on the margin borrowings related to such activities,. Since October 2001, we have held no trading securities in accordance with our current investment policy and had no outstanding margin borrowings. Please see our discussion of trading securities in "Overview" above.

Income (Loss) Before Income Tax Expense

Income (loss) before income tax expense increased to pretax income of $1.1 million in the first six months of 2002 from a pretax loss of $1.3 million for the same period in 2001. This increase was primarily due to the $9.2 million decrease in losses on trading securities, net and the $774,000 decrease in selling, general and administrative expenses, partially offset by the $7.6 million decrease in gross profit largely resulting from the decrease in net sales.

Income Tax Expense

Income tax expense decreased to $387,000 in the first six months of 2002 from $2.4 million for the same period in 2001. Although we incurred a pretax loss for the six months ended April 30, 2001, our reported income tax expense differed from the expected income tax benefit, computed based on an expected effective tax rate of 35.0%, due primarily to the establishment of a valuation allowance for deferred tax assets discussed above. For the six months ended April 30, 2002, our effective tax rate was 35.2%.

Net Income (Loss)

Net income for the first six months of 2002 was $713,000, compared to a net loss of $3.8 million for the same period in 2001. This $4.5 million increase in net income was primarily due to the $9.2 million decrease in losses on trading securities, net, the $774,000 decrease in selling, general and administrative expenses, and the $2.1 million decrease in income tax expense, partially offset by the $7.6 million decrease in gross profit largely resulting from the decrease in net sales.

Financial Condition

Total assets decreased $7.5 million, or 17.5%, to $35.3 million at April 30, 2002, from $42.8 million at October 31, 2001. This decrease was primarily due to a $2.7 million decrease in trade accounts receivable, net, resulting from the decreased sales volume during the first six months of 2002 as compared to the last six months of 2001, a $2.2 million decrease in inventories, and a $2.0 million decrease in cash and cash equivalents.

Total liabilities decreased $8.2 million, or 54.9%, to $6.7 million at April 30, 2002, from $14.9 million at October 31, 2001. This decrease was primarily due to a $8.3 million decrease in notes payable to our bank under our previous lines of credit, and a $2.7 million decrease in accounts payable and accrued expenses and

                                       18
                                                                     (Continued)
accrued compensation and payroll taxes, partially offset by an increase in long-term debt of $3.0 million under our new revolving line of credit with a three year term.

Total stockholders' equity at April 30, 2002 increased $718,000, or 2.3% during the first two quarters of 2002. The increase resulted primarily from net income retained for the six months ended April 30, 2002.

Liquidity and Capital Resources

Our primary capital needs have been to fund working capital requirements and capital expenditures. Our primary source of capital for these purposes has been cash provided from operations and borrowings under our bank lines of credit described below. The outstanding balance under our new line of credit totaled $3.0 million as of April 30, 2002 and has been reflected as long-term debt based on the scheduled maturity of the credit facility. The outstanding balance of $3.0 million as of April 30, 2002 reflects a decrease of $5.3 million from the $8.3 million balance outstanding under our previous lines of credit at October 31, 2001.

Our cash and cash equivalents totaled $133,000 as of April 30, 2002, a decrease of $2.0 million, compared to $2.1 million as of October 31, 2001. The cash and cash equivalents decrease for the six months ended April 30, 2002, was primarily due to the repayment of notes payable to bank, net, totaling $5.3 million, partially offset by net cash provided by operating activities of $3.4 million.

On April 30, 2002, we had working capital of $18.4 million, compared to $14.2 million as of October 31, 2001, an increase of $4.2 million. The ratio of current assets to current liabilities as of April 30, 2002, was 6.1 to 1, compared to 2.0 to 1 as of October 31, 2001. The increase in working capital during the six months ended April 30, 2002 was primarily caused by a decrease in notes payable to bank of $8.3 million, reflected entirely as a current liability at October 31, 2001, and a $2.7 million decrease in accounts payable and accrued expenses and accrued compensation and payroll taxes, partially offset by a $2.0 million decrease in cash and cash equivalents, a $2.7 million decrease in trade accounts receivable, net and a $2.2 million decrease in inventories.

Net cash provided by operating activities was approximately $3.4 million for the six months ended April 30, 2002, compared to $2.4 million for the six months ended April 30, 2001. Net cash provided by operating activities during the first six months of 2002 primarily resulted from cash provided by operating income, a $2.6 million decrease in trade accounts receivable and a $2.2 million decrease in inventories, partially offset by a $2.9 million decrease in accounts payable and accrued expenses (including accrued compensation and payroll taxes). Net cash provided by operating activities for the six months ended April 30, 2001 primarily resulted from cash provided by operating income, a decrease in trading securities of $13.1 million, a decrease in income taxes refundable of $1.2 million and an increase in accounts payable and accrued expenses of $878,000, partially offset by an increase in trade accounts receivable of $5.1 million, an increase in inventories of $1.2 million and a decrease in payable to investment broker of $4.6 million. We have entered into written agreements to purchase raw optical fiber. These commitments total $7.6 million, $10.7 million, $6.9 million and $1.0 million in fiscal years 2002, 2003, 2004 and 2005, respectively.

Net cash provided by investing activities totaled $215,000 for the first six months in 2002, compared to net cash used in investing activities of $1.2 million for the first six months of 2001. Net cash generated in investing activities during the first six months of 2002 primarily resulted from $367,000 provided by the receipt of the cash surrender value of a life insurance policy on a former officer, partially offset by $153,000 in purchases of property and equipment. Net cash used in investing activities during the first six months of 2001 primarily resulted from expenditures related to property and equipment and a $54,000 increase in the cash surrender value of the life insurance policy of a former officer.

                                       19
                                                                     (Continued)

Net cash used in financing activities was $5.6 million for the six months ended April 30, 2002, compared to $1.3 million for the six months ended April 30, 2001. Net cash used in financing activities for the six months ended April 30, 2002 was the result of repayments on notes payable to our bank under our lines of credit and payments for financing costs related to our new credit facility. Net cash used in financing activities for the six months ended April 30, 2001 was primarily the result of repurchases of common stock in the amount of $1.6 million.

On April 25, 2002, we closed our new credit facility with Wachovia Bank, National Association (formerly First Union National Bank). The new three-year credit facility provides up to a maximum of $25.0 million and replaces our previous $9.5 million credit facility.

The new credit facility bears interest at three-quarters of one percent (0.75%) per annum above the prime rate (5.5% as of April 30, 2002) and may be reduced by one-quarter of one percent (0.25%) upon meeting certain fixed charge coverage ratio requirements. The facility also provides a LIBOR based rate at our option. The facility is collateralized by all of our tangible and intangible assets. Borrowings under the credit facility are subject to certain coverage ratios, advance limits and qualifications that are applied to our accounts receivable, inventory and fixed assets. Our ability to access the full amount of the credit facility will depend on the future growth of our borrowing base. As of April 30, 2002, we had outstanding borrowings under the new credit facility in the amount of approximately $3.0 million, with approximately $5.1 million unused and available. The outstanding balance on the credit facility has been reflected as noncurrent based on the scheduled maturity of the credit facility. We believe that our cash flow from operations and our credit facility will be adequate to fund our operations for at least the next twelve months.

On September 27, 2000, the Equal Employment Opportunity Commission ("EEOC") filed a lawsuit under Title VII of the Civil Rights Act against us in the United States District Court for the Western District of Virginia. The lawsuit alleged a pattern or practice of discrimination on the bases of gender and race. The lawsuit sought injunctive and other relief and damages in an unspecified amount. On December 13, 2001, the parties reached an agreement as to the amount of a settlement (subject to final documentation and judicial review and approval). On February 20, 2002, we reached a final settlement of the case with the EEOC and the court issued a Consent Decree setting forth the terms of the settlement. Pursuant to the settlement and Consent Decree, we paid $500,000 on or about February 20, 2002; and will pay $175,000 in January 2003 and $175,000 in January 2004, to satisfy any gender and race class claims; we paid $75,000 on or about February 20, 2002 to one individual specifically named in the complaint; and will spend at least $75,000 for our planned diversity, recruitment and human resource management programs over the term of the Consent Decree. We recorded a charge in the fourth quarter of fiscal year 2001 in the amount of $902,000 representing $575,000 payable upon entry of the Consent Decree, as well as $327,000 representing the present value of two equal payments in the amount of $175,000 payable in January 2003 and 2004. As of April 30, 2002, we have paid $575,000 and accreted $7,000 of the discount associated with recording the liability at its present value. Of the remaining liability totaling $333,000 as of April 30, 2002, $170,000 has been reflected as current. The $75,000 to be used for our planned diversity, recruitment and human resource management programs will be expensed as incurred.

We were named as a defendant in two lawsuits filed in the United States District Court for the Southern District of New York seeking to compel us to authorize our transfer agent to transfer unregistered, restricted stock on our stock ledger. The first suit was filed on October 22, 2001, by Bear, Stearns & Co. Inc. and Bear, Stearns Securities Corporation (collectively, "Bear Stearns"). The second suit was filed on October 26, 2001, by UBS PaineWebber Inc. ("PaineWebber"). In each case, PaineWebber and Bear Stearns sought injunctive relief with respect to our common stock sold by them in the course of liquidating either repossessed shares or brokerage accounts of Mr. Robert Kopstein, our former Chairman, President and Chief Executive Officer, to

                                       20
                                                                     (Continued)
cover personal margin loans made by the brokerage firms to Mr. Kopstein. Both suits also contained a claim of monetary damages caused by the alleged wrongful refusal by us to authorize the transfers in connection with the liquidations. During the quarter ended April 30, 2002, both suits were dismissed. PaineWebber voluntarily dismissed its lawsuit with prejudice, while the Bear Stearns lawsuit was voluntarily dismissed without prejudice.

The Company, Mr. Robert Kopstein, our former Chairman, President and Chief Executive Officer, two of the Company's officers and directors, Luke J. Huybrechts and Kenneth W. Harber, are named as defendants in a consolidated putative class action lawsuit pending in the United States District Court for the Western District of Virginia (the "Consolidated Suit"). The first class action lawsuit was filed on November 26, 2001, by Charles S. Farrell, Jr., on behalf of himself and others similarly situated. The second class action lawsuit was filed on December 14, 2001, by Lerner Group, on behalf of itself and others similarly situated. The third class action lawsuit was filed on December 27, 2001, by Richard Simone, on behalf of himself and others similarly situated. The fourth class action lawsuit was filed on January 31, 2002, by Charles H. Yeatts, on behalf of himself and others similarly situated. In each of the four suits, the defendants in the actions were the Company, Mr. Kopstein and various John Does (unidentified officers and/or directors of the Company during the class period described below). Pursuant to the Private Securities Litigation Reform Act of 1995, the United States District Court for the Western District of Virginia appointed a group of shareholders as the lead plaintiff for the Consolidated Suit. The four suits were consolidated into a single action and the lead plaintiff filed a consolidated amended class action complaint on May 2, 2002. In the Consolidated Suit, the plaintiffs purport to represent purchasers of the Company's common stock during the period ranging from June 14, 2000, through September 26, 2001, (the putative class period), and allege that the defendants violated Sections 10(b) and 20 of the federal Securities Exchange
Act of 1934 in making certain alleged misrepresentations and/or omitting to disclose material facts. The plaintiffs in the Consolidated Suit seek compensatory damages in an unspecified amount, as well as reasonable costs and expenses incurred in the cause of action, including attorneys' fees and expert fees. On June 10, 2002, the Defendants moved to dismiss the Consolidated Suit.

Management intends to vigorously defend the Consolidated Suit. We may, however, incur substantial costs in defending ourselves against the Consolidated Suit, regardless of its merit or outcome. At this early stage in the Consolidated Suit, management cannot make a reasonable estimate of the monetary amount of its resolution, or estimate a range of reasonably possible losses, if any. If we are unsuccessful, we could be subject to damages that may be substantial and could have a material adverse effect on our financial position, results of operations and liquidity.

From time to time, we are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

On June 14, 2002, we announced the layoff of 28 employees, representing almost 15% of our full-time employees. The reductions included both production and staff positions. The layoffs were part of a company-wide downsizing and will result in a charge of approximately $120,000 during the third fiscal quarter of 2002.

                                       21
                                                                     (Continued)

Contractual Obligations and Commitments

The table below sets forth a summary of our contractual obligations and commitments that will impact on our future liquidity:

   Contractual Obligations                                Fiscal Years Ending October 31,
                               -----------------------------------------------------------------------------------
       and Commitments               2002              2003              2004            2005            Totals
------------------------------ --------------- ---------------- ---------------- ---------------- ----------------
Bank lines of credit         $           --                --               --        2,970,000         2,970,000
Long-term Optical Fiber
    Supply Agreements              7,576,000        10,717,000        6,931,000       1,016,000        26,240,000
EEOC Settlement                          --            175,000          175,000             --            350,000
                               --------------- ---------------- ---------------- ---------------- ----------------
                     Total   $     7,576,000        10,892,000        7,106,000       3,986,000        29,560,000
                               =============== ================ ================ ================ ================

Bank Lines of Credit

On April 25, 2002, we closed our new credit facility with Wachovia Bank, National Association (formerly First Union National Bank). The new credit facility has a term of three-years and replaces our previous $9.5 million credit facility. See further discussion under "Liquidity and Capital Resources."

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

Equal Employment Opportunity Commission Settlement

On September 27, 2000, the Equal Employment Opportunity Commission ("EEOC") filed a lawsuit under Title VII of the Civil Rights Act against us in the United States District Court for the Western District of Virginia. The lawsuit alleged a pattern or practice of discrimination on the bases of gender and race. The lawsuit sought injunctive and other relief and damages in an unspecified amount. On December 13, 2001, the parties reached an agreement as to the amount of a settlement (subject to final documentation and judicial review and approval). On February 20, 2002, we reached a final settlement of the case with EEOC and the court issued a Consent Decree setting forth the terms of the settlement. Pursuant to the settlement and Consent Decree, we paid $500,000 on or about February 20, 2002; and will pay $175,000 in January 2003 and $175,000 in January 2004, to satisfy any gender and race class claims; we paid $75,000 on or about February 20, 2002 to one individual specifically named in the complaint; and will spend at least $75,000 for our planned diversity, recruitment and human resource management programs over the term of the Consent Decree. We recorded a charge in the fourth quarter of fiscal year 2001 in the amount of $902,000 representing $575,000 payable upon entry of the Consent Decree, as well as $327,000 representing the present value of two equal payments in the amount of $175,000 payable in January 2003 and 2004. As of April 30, 2002, we have paid $575,000 and accreted $7,000 of the discount associated with recording the liability at its present value. Of the remaining liability totaling $333,000 as of April 30, 2002, $170,000 has been reflected as current. The $75,000 to be used for our planned diversity, recruitment and human resource management programs will be expensed as incurred, and is not reflected in the Contractual Obligations and Commitments table above.

                                       22
                                                                     (Continued)

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

Trade Accounts Receivable and Allowance for Doubtful Accounts

In connection with the sale of our products, we have trade accounts receivable outstanding from our customers at any given time. We review outstanding trade accounts receivable at the end of each quarter and record allowances for doubtful accounts as deemed appropriate for (i) certain individual customers and
(ii) for all other trade accounts receivable in total not specifically reviewed. In determining the amount of allowance for doubtful accounts to be recorded for individual customers, we consider the age of the receivable, the financial stability of the customer, discussions that may have been had with the customer and our judgment as to the overall collectibility of the receivable from that customer. In addition, we establish an allowance for all receivables that have not been individually reviewed. This general allowance for doubtful accounts is based on a percentage of total trade accounts receivable with different percentages used based on the different age of the receivables. The percentages used are based on our historical experience and our current judgment regarding the state of the economy.

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

                                                                     (Continued)

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 shall be effective for financial statements issued on or after May 15, 2001. We are currently evaluating the impact of SFAS No. 145 on our financial position, results of operations and liquidity.

As of April 30, 2002, there are no other new accounting standards issued, but not yet adopted by us, which are expected to be applicable to our financial position, operating results or financial statement disclosures.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not engage in derivative financial instruments or derivative commodity instruments. As of April 30, 2002, our financial instruments are not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

                           PART II. OTHER INFORMATION



Item 1.  Legal Proceedings

         On September 27, 2000, the Equal Employment Opportunity Commission ("EEOC") filed a lawsuit under Title VII of the Civil Rights Act against the Company in the United States District Court for the Western District of Virginia. The lawsuit alleged a pattern or practice of discrimination on the bases of gender and race. The lawsuit sought injunctive and other relief and damages in an unspecified amount. On December 13, 2001, the parties reached an agreement as to the amount of a settlement (subject to final documentation and judicial review and approval). On February 20, 2002, the Company reached a final settlement of the case and the court issued a Consent Decree setting forth the terms of the settlement. Pursuant to the settlement and Consent Decree, the Company paid $500,000 on or about February 20, 2002; and will pay $175,000 in January 2003 and $175,000 in January 2004, to satisfy any gender and race class claims; the Company paid $75,000 on or about February 20, 2002 to one individual specifically named in the complaint; and will spend at least $75,000 for the Company's planned diversity, recruitment and human resource management programs over the term of the Consent Decree. We recorded a charge in the fourth quarter of fiscal year 2001 in the amount of $901,553 representing $575,000 payable upon entry of the Consent Decree, as well as $326,553 representing the present value of two equal payments in the amount of $175,000 payable in January 2003 and 2004. As of April 30, 2002, we have paid $575,000 and accreted $6,621 of the discount associated with recording the liability at its present value. Of the remaining liability totaling $333,174 as of April 30, 2002, $170,238 has been reflected as current. The $75,000 to be used for the Company's planned diversity, recruitment and human resource management programs will be expensed as incurred.

         The Company was named as a defendant in two lawsuits filed in the United States District Court for the Southern District of New York seeking to compel the Company to authorize its transfer agent to transfer unregistered, restricted stock on the Company's stock ledger. The first suit was filed on October 22, 2001, by Bear, Stearns & Co. Inc. and Bear, Stearns Securities Corporation (collectively, "Bear Stearns"). The second suit was filed on October 26, 2001, by UBS PaineWebber Inc. ("PaineWebber"). In each case, PaineWebber and Bear Stearns sought injunctive relief with respect to common stock of the Company sold by them in the course of liquidating either repossessed shares or brokerage accounts of the Company's former Chairman, President and Chief Executive Officer, to cover personal margin loans made by the brokerage firms to him. Both suits also contained a claim of monetary damages caused by the alleged wrongful refusal by the Company to authorize the transfers in connection with the liquidations. During the quarter ended April 30, 2002, both suits were dismissed. PaineWebber voluntarily dismissed its lawsuit with prejudice, while the Bear Stearns lawsuit was voluntarily dismissed without prejudice.

         The Company, Mr. Robert Kopstein, our former Chairman, President and Chief Executive Officer, two of the Company's officers and directors, Luke J. Huybrechts and Kenneth W. Harber, are named as defendants in a consolidated putative class action lawsuit pending in the United States District Court for the Western District of Virginia (the "Consolidated Suit"). The first class action lawsuit was filed on November 26, 2001, by Charles S. Farrell, Jr., on behalf of himself and others similarly situated. The second class action lawsuit was filed on December 14, 2001, by Lerner Group, on behalf of itself and others similarly situated. The third class action lawsuit was filed on December 27, 2001, by Richard Simone, on behalf of himself and others similarly situated. The fourth class action lawsuit was filed on January 31, 2002, by Charles H. Yeatts, on behalf of himself and others similarly situated. In each of the four suits, the defendants in the actions were the Company, Mr. Kopstein and various John Does (unidentified officers and/or directors of the Company during the class period described below). Pursuant to the Private Securities Litigation Reform Act of 1995, the United States District Court for

                           PART II. OTHER INFORMATION



         the Western District of Virginia appointed a group of shareholders as the lead plaintiff for the Consolidated Suit. The four suits were consolidated into a single action and the lead plaintiff filed a consolidated amended class action complaint on May 2, 2002. In the Consolidated Suit, the plaintiffs purport to represent purchasers of the Company's common stock during the period ranging from June 14, 2000, through September 26, 2001, (the putative class period), and allege that the defendants violated Sections 10(b) and 20 of the federal Securities Exchange Act of 1934 in making certain alleged misrepresentations and/or omitting to disclose material facts. The plaintiffs in the Consolidated Suit seek compensatory damages in an unspecified amount, as well as reasonable costs and expenses incurred in the cause of action, including attorneys' fees and expert fees. On June 10, 2002, the Defendants moved to dismiss the Consolidated Suit.

         Management intends to vigorously defend the Consolidated Suit. The Company may, however, incur substantial costs in defending the Consolidated Suit, regardless of its merit or outcome. At this early stage in the Consolidated Suit, management cannot make a reasonable estimate of the monetary amount of its resolution, or estimate a range of reasonably possible losses, if any. If we are unsuccessful, we could be subject to damages that may be substantial and could have a material adverse effect on our financial position, results of operations and liquidity.

         From time to time, the Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Item 4.   Submission of Matters to a Vote of Security Holders


The following information is furnished for matters submitted to a vote of security holders during the three months ended April 30, 2002:

(a) The Annual Meeting of Shareholders of Optical Cable Corporation was held on March 12, 2002.

(b)  The name of each director elected at the meeting follows:

         Neil D. Wilkin, Jr.
         Craig H. Weber
         Luke J. Huybrechts
         Kenneth W. Harber
         Randall H. Frazier
         John M. Holland

(c) A brief description of each matter voted upon at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, including a separate tabulation with respect to each nominee for office follows:

                           PART II. OTHER INFORMATION



      1. To elect the following six directors to serve for the terms of office specified in the proxy statement and until their successors are duly elected and qualified.

                                                  Votes          Votes             10
    Director                     Votes for       against       abstaining       non-votes
    --------                     ---------       -------       ----------       ---------
Neil D. Wilkin, Jr.              33,286,956         --          1,187,321           --
Craig H. Weber                   33,824,940         --            649,337           --
Luke J. Huybrechts               33,297,549         --          1,176,728           --
Kenneth W. Harber                33,283,874         --          1,190,403           --
Randall H. Frazier               33,837,822         --            636,455           --
John M. Holland                  33,844,397         --            629,880           --


      2. To ratify the selection of KPMG LLP as independent accountants for the Company for fiscal year 2002.

                                    Votes            Votes             Broker
                  Votes for        against         abstaining         non-votes
               --------------   -------------    --------------     ------------
                 34,012,174        409,258           52,845              --



Item 5.   Other Information.

          In February 2002, our Board appointed Craig H. Weber to serve as a new member of the Board.

          On June 14, 2002, the Company announced the layoff of 28 employees, representing almost 15% of its full-time employees. The reductions included both production and staff positions. The layoffs were part of a company-wide downsizing and will result in a charge of approximately $120,000 during the third fiscal quarter of 2002.

          Also on June 14, 2002, the Company announced the receipt of notification from Nasdaq regarding the Company's noncompliance with the listing requirements for the Nasdaq National Market, where the Company's common stock is presently traded. As a Nasdaq National Market company, the Company is subject to all the requirements of its listing agreement with Nasdaq. The Company received notification from Nasdaq that its common stock failed to meet the minimum $1.00 per share trading price requirement for continued inclusion on the Nasdaq National Market. The Company will be provided until August 13, 2002 to regain compliance. The Company is considering several options to regain compliance with the minimum price requirement. If compliance is not demonstrated by August 13, 2002, Nasdaq may decide to delist the Company. The Company would have the right to appeal any delisting decision.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits required by Item 601 of Regulation S-K for the six months ended April 30, 2002:

               Exhibit 3.1 - Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 1 to the Company's Form 8-A filed with the Commission on November 5, 2001).

               Exhibit 3.2 - Bylaws of Optical Cable Corporation, as amended (filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1997 (file number 0-37022), and incorporated herein by reference)).

               Exhibit 4.1 - Form of certificate representing preferred share purchase right (filed as Exhibit 5 to the Company's Form 8-A filed with the Commission on November 5, 2001 and incorporated by reference herein).

               Exhibit 10.1 - Loan and Security Agreement by and among Congress Financial Corporation (as agent), Wachovia Bank, National Association (as lender) and Optical Cable Corporation dated April 18, 2002.

          (b) Reports on Form 8-K filed during the three months ended April 30, 2002:

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      OPTICAL CABLE CORPORATION
                                                (Registrant)



Date: June 14, 2002                   /s/Neil D. Wilkin, Jr.
                                      ------------------------------------------
                                      Neil D. Wilkin, Jr.
                                      President and Chief Financial Officer
                                      (principal executive officer and principal
                                         financial and accounting officer)