Form 10-Q
period 2002-07-31
OPTICAL CABLE CORP
filed 2002-09-16
CIK 1000230

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2002

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

(1) Yes    X   No ______   (2) Yes     X   No ______
         -----                       -----


       As of September 12, 2002, 6,928,652 shares of the registrant's Common Stock, no par value, were outstanding.

                           OPTICAL CABLE CORPORATION
                                Form 10-Q Index
                        Nine Months Ended July 31, 2002

                                                                                            Page
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Balance Sheets - July 31, 2002 and October 31,
                     2001 ...............................................................       2

                  Condensed Statements of Operations - Three Months and Nine
                     Months Ended July 31, 2002 and 2001 ................................       3

                  Condensed Statement of Changes in Shareholders' Equity -
                     Nine Months Ended July 31, 2002 ....................................       4

                  Condensed Statements of Cash Flows - Nine Months Ended
                     July 31, 2002 and 2001 .............................................       5

                  Condensed Notes to Condensed Financial Statements .....................    6-14

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations ................................   15-29

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk ............      30


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings .....................................................   31-32

         Item 4.  Submission of Matters to a Vote of Security Holders ...................   32-33

         Item 5.  Other Information .....................................................      33

         Item 6.  Exhibits and Reports on Form 8-K ......................................   33-34

SIGNATURES

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            OPTICAL CABLE CORPORATION
                            Condensed Balance Sheets

                                                                                   July 31,          October 31,
                                    Assets                                           2002                2001
                                                                                 ------------       -------------
                                                                                 (unaudited)
Current assets:
     Cash and cash equivalents                                                   $         --       $   2,087,608
     Trade accounts receivable, net of allowance for doubtful accounts
        of $790,022 at July 31, 2002 and $572,853 at October 31, 2001               7,631,570          10,678,214
     Income taxes refundable                                                        1,252,912           1,108,007
     Other receivables                                                                320,401             371,656
     Due from employees, net of allowance for uncollectible advances
        of $70,000                                                                     33,118              35,018
     Inventories                                                                   10,357,925          14,084,931
     Prepaid expenses                                                                 669,876             185,831
     Deferred income taxes                                                            362,210             260,709
                                                                                 ------------       -------------
                 Total current assets                                              20,628,012          28,811,974
Other assets, net                                                                     278,896             367,469
Property and equipment, net                                                        11,995,418          12,685,053
Deferred income taxes                                                                 953,139             933,801
                                                                                 ------------       -------------
                 Total assets                                                    $ 33,855,465       $  42,798,297
                                                                                 ============       =============
                     Liabilities and Shareholders' Equity

Current liabilities:
     Current notes payable to bank                                               $         --       $   8,271,000
     Accounts payable and accrued expenses                                          3,009,945           5,537,313
     Accrued compensation and payroll taxes                                           504,672             798,203
     Accrued shareholder litigation settlement expense                                774,695                  --
                                                                                 ------------       -------------
                 Total current liabilities                                          4,289,312          14,606,516
Noncurrent note payable to bank                                                     1,524,014                  --
Other liabilities                                                                     164,659             326,553
                                                                                 ------------       -------------
                 Total liabilities                                                  5,977,985          14,933,069
                                                                                 ------------       -------------
Shareholders' equity:
     Preferred stock, no par value, authorized 1,000,000 shares; none
        issued and outstanding                                                             --                  --
     Common stock, no par value, authorized 50,000,000 shares at
        July 31, 2002 and 12,500,000 shares at October 31, 2001; issued and outstanding 6,928,652 shares at July 31, 2002
        and 6,928,910 shares at October 31, 2001                                       55,256                  --
     Retained earnings                                                             27,822,224          27,865,228
                                                                                 ------------       -------------
                 Total shareholders' equity                                        27,877,480          27,865,228

Commitments and contingencies
                                                                                 ------------       -------------
                 Total liabilities and shareholders' equity                      $ 33,855,465       $  42,798,297
                                                                                 ============       =============

See accompanying condensed notes to condensed financial statements.

                            OPTICAL CABLE CORPORATION
                       Condensed Statements of Operations
                                   (unaudited)

                                                             Three Months Ended                  Nine Months Ended
                                                                  July 31,                            July 31,
                                                      -------------------------------     -------------------------------
                                                           2002              2001              2002              2001
                                                      -------------     -------------     -------------     -------------
Net sales                                             $  9,736,383      $ 14,085,959      $ 32,043,422      $ 48,458,764
Cost of goods sold                                       6,524,303         7,980,010        20,727,283        26,646,073
                                                      -------------     -------------     -------------     -------------
                 Gross profit                            3,212,080         6,105,949        11,316,139        21,812,691
Selling, general and administrative expenses             3,352,583         3,822,853        10,107,774        11,496,973
Shareholder litigation settlement expense                  991,554                --         1,136,258                --
                                                      -------------     -------------     -------------     -------------
                 Income (loss) from operations          (1,132,057)        2,283,096            72,107        10,315,718
                                                      -------------     -------------     -------------     -------------
Other income (expense):
     Losses on trading securities, net                          --          (596,238)               --        (9,751,494)
     Interest income                                         6,276            19,498            26,922            44,328
     Interest expense                                      (53,724)          (33,755)         (180,567)         (281,838)
     Other, net                                             14,211            (5,562)           15,378             9,734
                                                      -------------     -------------     -------------     -------------
                 Other expense, net                        (33,237)         (616,057)         (138,267)       (9,979,270)
                                                      -------------     -------------     -------------     -------------
                 Income (loss) before income
                    tax expense (benefit)               (1,165,294)        1,667,039           (66,160)          336,448

Income tax expense (benefit)                              (409,661)          792,096           (23,156)        3,234,046
                                                      -------------     -------------     -------------     -------------
                 Net income (loss)                    $   (755,633)     $    874,943      $    (43,004)     $ (2,897,598)
                                                      =============     =============     =============     =============
Net income (loss) per share:
     Basic and diluted                                $      (0.11)     $       0.12             (0.01)     $      (0.41)
                                                      =============     =============     =============     =============

See accompanying condensed notes to condensed financial statements.

                            OPTICAL CABLE CORPORATION
             Condensed Statement of Changes in Shareholders' Equity
                                   (unaudited)

                                                             Nine Months Ended July 31, 2002
                                            -----------------------------------------------------------------
                                                   Common Stock                                    Total
                                            --------------------------         Retained         Shareholders'
                                              Shares         Amount            Earnings            Equity
                                            -----------    -----------     ---------------     --------------
Balances at October 31, 2001                 6,928,910     $       --      $   27,865,228      $  27,865,228

Tax benefit of disqualifying
     disposition of stock options
     exercised                                      --         57,412                  --             57,412
Stock-based compensation                            --         (1,434)                 --             (1,434)
Cash payment for
     fractional shares                            (258)          (722)                 --               (722)
Net loss                                            --             --             (43,004)           (43,004)
                                            -----------    -----------     ---------------     --------------
Balances at July 31, 2002                    6,928,652     $   55,256      $   27,822,224      $  27,877,480
                                            ===========    ===========     ===============     ==============

See accompanying condensed notes to condensed financial statements.

                            OPTICAL CABLE CORPORATION
                       Condensed Statements of Cash Flows
                                   (unaudited)

                                                                                         Nine Months Ended
                                                                                              July 31,
                                                                                   ------------------------------
                                                                                       2002             2001
                                                                                   -------------    -------------
Cash flows from operating activities:
     Net loss                                                                      $    (43,004)    $ (2,897,598)
     Adjustments to reconcile net loss to net cash provided
        by operating activities:
           Depreciation, amortization and accretion                                     920,354          713,789
           Bad debt expense                                                             266,321          544,222
           Deferred income tax expense (benefit)                                       (120,839)         613,183
           Tax benefit of disqualifying disposition of stock options
              exercised                                                                  57,412               --
           Stock-based compensation expense                                              (1,434)          73,072
           Unrealized losses on trading securities, net                                      --          413,047
           Decrease in trading securities                                                    --       11,765,143
           Decrease in payable to investment broker related to
              securities trading                                                             --       (3,146,017)
           (Increase) decrease in:
              Trade accounts receivable                                               2,780,323       (2,043,953)
              Income taxes refundable                                                  (144,905)         682,327
              Other receivables                                                          51,255          125,143
              Due from employees                                                          1,900            1,175
              Inventories                                                             3,727,006       (6,444,602)
              Prepaid expenses                                                         (484,045)         (55,064)
           Increase (decrease) in:
              Accounts payable and accrued expenses                                  (1,884,999)       2,610,984
              Accrued compensation and payroll taxes                                   (293,531)        (179,557)
                                                                                   -------------    -------------
                    Net cash provided by operating activities                         4,831,814        2,775,294
                                                                                   -------------    -------------
Cash flows from investing activities:
     Purchase of property and equipment                                                (231,019)      (1,734,705)
     Increase in cash surrender value of life insurance                                      --          (82,434)
     Receipt of cash surrender value of life insurance                                  367,469               --
                                                                                   -------------    -------------
                    Net cash provided by (used in) investing activities                 136,450       (1,817,139)
                                                                                   -------------    -------------
Cash flows from financing activities:
     Proceeds from (repayment of) notes payable to bank, net                         (6,746,986)         841,000
     Payments for financing costs                                                      (308,164)              --
     Cash payment for fractional shares                                                    (722)              --
     Deferred stock issuance costs                                                           --         (127,000)
     Repurchase of common stock                                                              --       (2,535,744)
     Proceeds from exercise of employee stock options                                        --          292,771
                                                                                   -------------    -------------
                    Net cash used in financing activities                            (7,055,872)      (1,528,973)
                                                                                   -------------    -------------
Net decrease in cash and cash equivalents                                            (2,087,608)        (570,818)
Cash and cash equivalents at beginning of period                                      2,087,608        1,458,896
                                                                                   -------------    -------------
Cash and cash equivalents at end of period                                         $         --     $    888,078
                                                                                   =============    =============

See accompanying condensed notes to condensed financial statements.

                           OPTICAL CABLE CORPORATION
               Condensed Notes to Condensed Financial Statements
                        Nine Months Ended July 31, 2002
                                  (unaudited)

(1)    General

       The accompanying unaudited condensed financial statements of Optical Cable Corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2002. The unaudited condensed financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2001.

(2)    Allowance for Doubtful Accounts for Trade Accounts Receivable

       A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the nine months ended July 31, 2002 and 2001 follows:

                                                        Nine Months Ended
                                                             July 31,
                                                   ----------------------------
                                                       2002            2001
                                                   ----------      ------------
       Balance at beginning of period              $  572,853      $  1,909,069
       Bad debt expense                               266,321           544,222
       Losses charged to allowance                    (49,152)       (2,271,419)
       Recoveries added to allowance                       --             5,106
                                                   ----------      ------------
       Balance at end of period                    $  790,022      $    186,978
                                                   ==========      ============

       In January 2001, one of the Company's two major distributors filed for liquidation under bankruptcy laws. As of October 31, 2000, the Company reserved approximately $1,772,000 for estimated uncollectible accounts receivable from this distributor. As of January 31, 2001, the Company wrote off that $1,772,000 reserve, as well as an additional bad debt reserve related to this distributor of approximately $419,000 incurred during the first quarter of fiscal year 2001, for a total write-off of approximately $2,191,000 for estimated uncollectible accounts receivable from this distributor for the nine months ended July 31, 2001. There were no net sales attributed to this distributor subsequent to the first quarter of fiscal year 2001.

                                       6                             (Continued)

                           OPTICAL CABLE CORPORATION
               Condensed Notes to Condensed Financial Statements
                        Nine Months Ended July 31, 2002
                                  (unaudited)

(3)    Inventories

       Inventories as of July 31, 2002 and October 31, 2001, consisted of the following:

                                                      July 31,      October 31,
                                                        2002           2001
                                                    ------------   -------------
       Finished goods                               $  4,369,440   $   4,328,379
       Work in process                                 2,023,236       3,064,975
       Raw materials                                   3,908,145       6,641,985
       Production supplies                                57,104          49,592
                                                    ------------   -------------
                                                    $ 10,357,925   $  14,084,931
                                                    ============   =============

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

       On April 25, 2002, the Company entered into a new revolving credit facility with Wachovia Bank, National Association (formerly First Union National Bank). The new three-year credit facility provides up to a maximum of $25 million and replaced the Company's previous $9.5 million credit facility described above.

       The new credit facility bears interest at three-quarters of one percent (0.75%) per annum above the prime rate (5.5% as of July 31, 2002) and may be reduced by one-quarter of one percent (0.25%) upon meeting certain fixed charge coverage ratio requirements. The facility also provides a LIBOR based rate at the Company's option. The facility is collateralized by all of the Company's tangible and intangible assets. Borrowings under the credit facility are subject to certain coverage ratios, advance limits and qualifications that are applied to the Company's accounts receivable, inventory and fixed assets. The Company's ability to access the full amount of the credit facility will depend on the future growth of the Company's borrowing base. As of July 31, 2002, the Company had outstanding borrowings under the new credit facility in the amount of $1,524,014, with $8,183,445 unused and available. The outstanding balance on the credit facility has been reflected as noncurrent in the accompanying condensed balance sheet as of July 31, 2002 based on the scheduled maturity of the credit facility in April 2005.

                                       7                             (Continued)

                           OPTICAL CABLE CORPORATION
               Condensed Notes to Condensed Financial Statements
                        Nine Months Ended July 31, 2002
                                  (unaudited)

       In connection with obtaining the new credit facility described above, the Company incurred various costs totaling $308,164. These financing costs have been deferred and are included in other assets, net in the accompanying condensed balance sheet as of July 31, 2002. These deferred financing costs are being amortized to interest expense using the straight-line method over the life of the credit facility, which approximates the effective interest method.

(5)    Shareholders' Equity

       At a Special Shareholders Meeting held on July 30, 2002, the Company's shareholders approved a 1-for-8 reverse stock split of all outstanding shares of common stock and a change in the number of authorized shares of the Company's common stock from 100 million to 50 million. The reverse split was effective at 12:01 a.m. (eastern daylight time) on July 31, 2002, at which time each eight shares of issued and outstanding common stock was converted into one issued and outstanding share of common stock. Fractional shares of stock were not issued as a result of the reverse stock split. Shareholders who would otherwise have received a fractional share of common stock received an equivalent amount of cash in lieu of fractional shares, based on the average closing price of the common stock for the ten trading days prior to, but not including, the effective date of the reverse stock split. All references to share and per share data contained elsewhere in this Form 10-Q have been retroactively adjusted to reflect the impact of the approved reverse stock split.

       On November 2, 2001, the Board of Directors of the Company adopted a new Shareholder Rights Plan (the "Rights Plan") and declared a dividend of one preferred share purchase right (a "Right") on each outstanding share of common stock, subject to adjustments from time to time to prevent dilution as provided in the Rights Plan, payable on November 5, 2001 to the shareholders of record on that date. Under the terms of the Rights Plan, if a person or group acquires 15% (or other applicable percentage, as provided in the Rights Plan) or more of the outstanding common stock, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right's then current exercise price, a number of shares of common stock having a market value of twice such price. In addition, if the Company is acquired in a merger or other business transaction after a person or group has acquired such percentage of the outstanding common stock, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right's then current exercise price, a number of the acquiring company's common shares having a market value of twice such price.

       Upon the occurrence of certain events, each Right will entitle its holder to buy one one-thousandth of a Series A preferred share ("Preferred Share"), at an exercise price of $25, subject to adjustment from time to time to prevent dilution as provided in the Rights Plan. Each Preferred Share will entitle its holder to 1,000 votes and will have an aggregate dividend rate of 1,000 times the amount, if any, paid to holders of common stock, subject to adjustment from time to time to prevent dilution as provided in the Rights Plan. The Rights will expire on November 2, 2011, unless the date is extended or unless the Rights are earlier redeemed or exchanged at the option of the Board of Directors for $0.0001 per Right. Generally, each share of common stock issued after November 5, 2001 will have one Right attached, subject to adjustment from time to time to prevent dilution as provided in the Rights Plan. The adoption of the Rights Plan has no impact on the financial position or results of operations of the Company.

                                       8                             (Continued)

                           OPTICAL CABLE CORPORATION
               Condensed Notes to Condensed Financial Statements
                        Nine Months Ended July 31, 2002
                                  (unaudited)

       The Company has reserved 100,000 of its authorized preferred stock for issuance upon exercise of the Rights.

(6)    Stock Option Plan and Other Stock Options

       The Company applies the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations for employee stock option grants, including stock option grants to outside members of the Board of Directors, and SFAS No. 123, Accounting for Stock-Based Compensation and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, for nonemployee stock option grants.

       The Company and its previously sole stockholder adopted on March 1, 1996 a stock incentive plan which is called the Optical Cable Corporation 1996 Stock Incentive Plan (the "Plan"). The Company has reserved 750,000 shares of common stock for issuance pursuant to incentive awards under the Plan. At July 31, 2002, there were approximately 247,000 additional shares available to grant under the Plan. Additionally, the Company has granted 3,122 other stock options to certain outside members of the Board of Directors outside of the Plan.

       Stock option activity during the nine months ended July 31, 2002 was as follows:

                                                 Number of     Weighted-Average
                                                  Shares        Exercise Price
                                               -------------  ------------------
       Balance at October 31, 2001                126,695           $55.76
          Granted                                 347,935           $ 7.43
          Exercised                                    --               --
          Forfeited                               (49,704)          $20.78
                                               -------------
       Balance at July 31, 2002                   424,926           $18.50
                                               =============

       Effective November 16, 2001, the Compensation Committee of the Board of Directors approved grants of stock options under the Plan for a total of 31,250 shares with a per share exercise price of $10.00 equal to the closing price of the Company's common stock on the date of grant. These grants were made to certain executive officers of the Company and vest in equal monthly installments over four years.

       On March 5, 2002, April 11, 2002 and June 11, 2002, the Compensation Committee of the Board of Directors approved grants of stock options under the Plan to purchase a total of 298,500 shares, 10,063 shares and 5,000 shares, respectively, of the Company's common stock at exercise prices of $7.20 per share, $7.68 per share and $4.64 per share, the respective closing prices at the dates of the grants. These grants were made to employees (other than the executive officers) and nonemployee outside sales personnel. These options vest in equal quarterly installments over five years. Included in the 298,500 options granted on March 5, 2002 were 16,875 options to nonemployees.

                                       9                             (Continued)

                           OPTICAL CABLE CORPORATION
               Condensed Notes to Condensed Financial Statements
                        Nine Months Ended July 31, 2002
                                  (unaudited)

       Additionally, effective February 12, 2002, the Board of Directors approved grants of stock options outside of the Plan to purchase a total of 3,122 shares of the Company's common stock at an exercise price of $7.12 per share, the closing price at the date of grant. These grants were made to those outside members of the Board of Directors who had not served as an executive officer of the Company during the past year. These options vest monthly over one year.

(7)    Income Taxes

       The Company assessed the realizability of its deferred tax assets relating to the capital loss carryforward and unrealized net loss generated by the Company's trading securities during the nine months ended July 31, 2001. As a result, the Company determined that it is more likely than not that these deferred tax assets, totaling approximately $3,373,000 as of July 31, 2001, would not be realized. Accordingly, the Company established a valuation allowance for deferred tax assets in the amount of approximately $3,373,000 as of July 31, 2001, which is included in income tax expense for the nine months ended July 31, 2001.

       Subsequent to July 31, 2001 through October 31, 2001, the deferred tax asset relating to the capital loss carryforward on trading securities increased by approximately $687,000. Accordingly, as of October 31, 2001, the Company increased the corresponding valuation allowance to approximately $4,060,000. As of July 31, 2002, the valuation allowance approximated $4,064,000.

(8)    Net Income (Loss) Per Share

       Basic net income (loss) per share excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income (loss) of the Company. The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

                                                          Net Loss         Shares          Per Share
       Three Months Ended July 31, 2002                 (Numerator)     (Denominator)        Amount
       --------------------------------               --------------   ---------------  --------------
       Basic net loss per share                       $    (755,633)      6,928,907     $       (0.11)
                                                                                        ==============
       Effect of dilutive stock options                          --              --
                                                      --------------   -------------
       Diluted net loss per share                     $    (755,633)      6,928,907     $       (0.11)
                                                      ==============   =============    ==============

                                                        Net Income        Shares          Per Share
       Three Months Ended July 31, 2001                (Numerator)     (Denominator)         Amount
       --------------------------------               --------------   -------------    --------------
       Basic net income per share                     $     874,943       7,043,263     $        0.12
                                                                                        ==============
       Effect of dilutive stock options                          --          16,373
                                                      --------------   -------------
       Diluted net income per share                   $     874,943       7,059,636     $        0.12
                                                      ==============   =============    ==============

                                       10                            (Continued)

                           OPTICAL CABLE CORPORATION
               Condensed Notes to Condensed Financial Statements
                        Nine Months Ended July 31, 2002
                                  (unaudited)

                                                        Net Loss          Shares           Per Share
       Nine Months Ended July 31, 2002                 (Numerator)     (Denominator)         Amount
       -------------------------------                --------------   -------------    --------------
       Basic net loss per share                       $     (43,004)      6,928,909     $       (0.01)
                                                                                        ==============
       Effect of dilutive stock options                          --           8,288
                                                      --------------   -------------
       Diluted net loss per share                     $     (43,004)      6,937,197     $       (0.01)
                                                      ==============   =============    ==============

                                                         Net Loss         Shares           Per Share
       Nine Months Ended July 31, 2001                  (Numerator)    (Denominator)         Amount
       -------------------------------                --------------   -------------    --------------
       Basic net loss per share                       $  (2,897,598)      7,040,903     $       (0.41)
                                                                                        ==============
       Effect of dilutive stock options                          --          29,123
                                                         -----------   -------------
       Diluted net loss per share                     $  (2,897,598)      7,070,026     $       (0.41)
                                                         ===========   =============    ==============

       Stock options that could potentially dilute net income (loss) per share in the future that were not included in the computation of diluted net income (loss) per share (because to do so would have been antidilutive for the periods presented) totaled 424,926 for the three months ended July 31, 2002, 155,670 for the nine months ended July 31, 2002, and 61,500 for the three months ended July 31, 2001. No such antidilutive stock options existed with respect to the diluted net loss per share calculation for the nine months ended July 31, 2001.

(9)    Personnel Matters

       On June 14, 2002, the Company announced the layoff of 28 employees, representing almost 15% of its full-time employees. The reductions included both production and staff positions. The layoffs were part of a company-wide downsizing and resulted in a charge of approximately $110,000 during the three months ended July 31, 2002.

       On December 3, 2001, the Company issued a press release that announced that, upon the recommendation of the independent Special Committee of its Board of Directors, the Board of Directors had removed Robert Kopstein as the Company's Chairman, President and Chief Executive Officer. Also see
       note 11.

(10)   Segment Information and Business and Credit Concentrations

       The Company has a single reportable segment for purposes of segment reporting pursuant to SFAS No. 131, as the Company's fiber optic cable products are similar in nature.

       The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company's large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of July 31, 2002 and October 31, 2001 have been adequately provided for in the financial statements. Also see note 2.

                                       11                            (Continued)

                           OPTICAL CABLE CORPORATION
               Condensed Notes to Condensed Financial Statements
                        Nine Months Ended July 31, 2002
                                  (unaudited)

       For the three months ended July 31, 2002, one major distributor accounted for approximately $1,257,000, or 12.9% of net sales. For the nine months ended July 31, 2002, no single customer accounted for more than 10% of net sales.

       For the three months ended July 31, 2001, another major distributor accounted for approximately $2,645,000, or 18.8% of net sales. For the nine months ended July 31, 2001, this distributor accounted for approximately $5,191,000, or 10.7% of net sales. During first quarter 2002, this distributor advised the Company that it would no longer stock the Company's products as part of its regular product offering.

       For the nine months ended July 31, 2002 and 2001, approximately 74% and 75%, respectively, of net sales were from customers located in the United States, while approximately 26% and 25%, respectively, were from international customers.

(11)   Contingencies

       On September 27, 2000, the Equal Employment Opportunity Commission ("EEOC") filed a lawsuit under Title VII of the Civil Rights Act against the Company in the United States District Court for the Western District of Virginia. The lawsuit alleged a pattern or practice of discrimination on the bases of gender and race. The lawsuit sought injunctive and other relief and damages in an unspecified amount. On December 13, 2001, the parties reached an agreement as to the amount of a settlement (subject to final documentation and judicial review and approval). On February 20, 2002, the Company reached a final settlement of the case and the court issued a Consent Decree setting forth the terms of the settlement. Pursuant to the settlement and Consent Decree, the Company paid $500,000 on or about February 20, 2002; and will pay $175,000 in January 2003 and $175,000 in January 2004, to satisfy any gender and race class claims; the Company paid $75,000 on or about February 20, 2002 to one individual specifically named in the complaint; and will spend at least $75,000 for the Company's planned diversity, recruitment and human resource management programs over the term of the Consent Decree. The Company recorded a charge in the fourth quarter of fiscal year 2001 in the amount of $901,553 representing $575,000 payable upon entry of the Consent Decree, as well as $326,553 representing the present value of two equal payments in the amount of $175,000 payable in January 2003 and 2004. During the nine months ended July 31, 2002, the Company recorded accretion of the associated discount in the amount of $9,932. The $75,000 used for the Company's planned diversity, recruitment and human resource management programs are being expensed as incurred.

       The Company was named as a defendant in two lawsuits filed in the United States District Court for the Southern District of New York seeking to compel the Company to authorize its transfer agent to transfer unregistered, restricted stock on the Company's stock ledger. The first suit was filed on October 22, 2001, by Bear, Stearns & Co. Inc. and Bear, Stearns Securities Corporation (collectively, "Bear Stearns"). The second suit was filed on October 26, 2001, by UBS PaineWebber Inc. ("PaineWebber"). In each case, PaineWebber and Bear Stearns sought injunctive relief with respect to

                                       12                            (Continued)

                           OPTICAL CABLE CORPORATION
               Condensed Notes to Condensed Financial Statements
                        Nine Months Ended July 31, 2002
                                  (unaudited)

       common stock of the Company sold by them in the course of liquidating either repossessed shares or brokerage accounts of the Company's former Chairman, President and Chief Executive Officer, to cover personal margin loans made by the brokerage firms to him. Both suits also contained a claim of monetary damages caused by the alleged wrongful refusal by the Company to authorize the transfers in connection with the liquidations. During the fiscal quarter ended April 30, 2002, both suits were dismissed. PaineWebber voluntarily dismissed its lawsuit with prejudice, while the Bear Stearns lawsuit was voluntarily dismissed without prejudice.

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

       On June 26, 2002, the Company issued a press release announcing that it reached a tentative agreement to resolve the Consolidated Suit. The settlement, which is subject to final Court approval, provides for a cash payment of $700,000 and the issuance of warrants to purchase 250,000 shares (adjusted for the 1-for-8 reverse stock split approved on July 30, 2002) of the Company's common stock at an exercise price per share calculated in a manner intended to approximate market prices around June 18, 2002, the date the Company entered into a memorandum of understanding.

       On July 22, 2002, the Court entered an Order of Preliminary Approval of the proposed settlement, and set a Final Approval Hearing for September 23, 2002, to (a) determine whether the settlement is fair, reasonable and adequate, and in the best interests of the Class and should be finally approved by the Court, (b) determine whether the agreed-upon Order and Final Judgment should be entered dismissing the Consolidated Suit with prejudice; and (c) considering application of counsel for counsel for the plaintiffs for an award of attorneys' fees and reimbursement of costs from the settlement fund.

                                       13                            (Continued)

                           OPTICAL CABLE CORPORATION
               Condensed Notes to Condensed Financial Statements
                        Nine Months Ended July 31, 2002
                                  (unaudited)

       The first installment, totaling $500,000, of the cash portion of the settlement was paid prior to July 31, 2002, upon preliminary court approval. The second installment, totaling $200,000, of the cash portion of the settlement is to be paid on November 1, 2002 (or upon final court approval of the settlement and certification of the class, if later). The warrants will be exercisable for five years. The Company intends that the shares issuable upon the exercise of the warrants will be registered under the Securities Act of 1933, as amended.

       The Company recorded a charge in the third quarter of fiscal year 2002 in the amount of $991,554 representing the estimated cost of the anticipated settlement and related professional fees incurred, net of expected insurance proceeds.

       From time to time, the Company is involved in various other claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Forward Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, statements concerning our outlook for the future; statements of belief; future plans, strategies or anticipated events; and similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to risks and uncertainties that may cause actual events to differ materially from our expectations. Factors that could cause or contribute to such differences include, but are not limited to, the level of sales to key customers, including distributors; the economic conditions affecting network service providers; the slowdown in corporate spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber); our dependence on a single manufacturing facility; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing; our dependence on a limited number of suppliers; an adverse outcome in litigation, claims and other actions and potential litigation, claims and other actions against us; an adverse outcome in regulatory reviews and audits and potential regulatory reviews and audits; the effect of sales of our common stock by the various brokerage firms to whom our former President and Chief Executive Officer pledged substantially all of his personally-held unregistered shares of our common stock to cover personal margin loans; technological changes and introductions of new competing products; adverse economic conditions that affect the telecommunications sector, certain technology sectors, or the economy as a whole; terrorist attacks or acts of war, particularly given the acts of terrorism against the United States on September 11, 2001 and subsequent military responses by the United States; ability to retain key personnel; changes in market demand, exchange rates, productivity, weather or market and economic conditions in the areas of the world in which we operate and market our products.

Amounts presented in the following discussion have been rounded to the nearest hundred thousand, unless the amounts are less than one million, in which case the amounts have been rounded to the nearest thousand.

Overview

We are a leading manufacturer of a broad range of tight-buffer fiber optic cables primarily for the local area network and premise markets, often referred to as the enterprise market. Our tight-buffer fiber optic cables are well-suited for use in short to moderate distance applications to connect metropolitan, access and enterprise networks. Our tight-buffer fiber optic cables are derived from technology originally developed for military applications requiring rugged, flexible and compact fiber optic cables. Our tight-buffer fiber optic cables can be used both indoors and outdoors, are easy and economical to install, provide a high degree of reliability and offer industry leading performance characteristics. We have designed and implemented an efficient and highly automated manufacturing process based on proprietary technologies. This enables us to produce high quality indoor/outdoor tight-buffer fiber optic cable rapidly and cost efficiently.

We sell our products internationally and domestically through our sales force to our customers, which include original equipment manufacturers, major distributors, regional distributors and various smaller distributors. International net sales were 23% and 29% of total net sales for the three months ended July 31, 2002 and 2001. International net sales were 26% and 25% of total net sales for the nine months ended July 31, 2002 and 2001. Substantially all of our international sales are denominated in U.S. dollars.

Net sales consist of gross sales of products less discounts, refunds and returns. Revenue is recognized at the time of product shipment or delivery to the customer and at the time the customer takes ownership and assumes risk of loss, based on shipping terms. During the third quarter of 2002, one major distributor accounted for approximately $1.3 million, or 12.9% of net sales. During the nine months ended July 31, 2002, no single customer accounted for more than 10% of net sales. During the third quarter of 2001, another major distributor

                                       15                            (Continued)
accounted for approximately $2.6 million, or 18.8% of net sales. For the nine months ended July 31, 2001, this distributor accounted for approximately $5.2 million, or 10.7% of net sales. During first quarter 2002, this distributor advised us that it would no longer stock our products as part of its regular product offering.

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

Selling, general and administrative expenses consist of the compensation costs for sales and marketing personnel, shipping costs, travel expenses, customer support expenses, trade show expenses, advertising, bad debt expense, the compensation cost for administration, finance and general management personnel, as well as legal and accounting fees and costs incurred to settle litigation or claims and other actions against us, excluding legal and accounting fees and other costs reflected as shareholder litigation settlement expense.

Other expense, net consists primarily of realized and unrealized net losses on trading securities, interest income and interest expense. In January 2000, the Company, under the tenure of its former Chairman, President and Chief Executive Officer, began actively buying and selling shares in the Nasdaq 100 Trust, which is designed to closely track the price and yield performance of the Nasdaq 100 stock index. Short-term margin borrowings payable to an investment broker were used to finance our position in these trading securities. Our margin borrowings were collateralized by the trading securities and were subject to margin provisions, which could have resulted in the sale of some or all of, and on certain occasions did result in the sale of some of, the trading securities to meet margin calls. Our active trading in the Nasdaq 100 Trust continued through May 14, 2001, the date of the last purchase of these shares. In September 2001, we hired Mr. Neil Wilkin as Senior Vice President and Chief Financial Officer. Mr. Wilkin became Acting-President in December 2001 when our former Chairman, President and Chief Executive Officer was removed as an officer of the Company by the Board of Directors. Mr. Wilkin became President and Chief Financial Officer in April 2002. On October 3, 2001, as part of a policy to invest future excess funds only in short-term interest-bearing investments, we sold all of our remaining investment in the Nasdaq 100 Trust and paid off the outstanding margin borrowings. As a result, there were no gains or losses resulting from the trading of securities for the nine months ended July 31, 2002. Our Board of Directors has adopted an Investment Objectives and Guidelines policy, in which we state that we will make no additional cash investments in the above-mentioned Nasdaq 100 Trust or in stocks of other companies. In addition, our Investment Objectives and Guidelines policy states that any future investments will be in U.S. dollar denominated short-term, interest-bearing, investment-grade securities.

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

                                       16                            (Continued)

In the third quarter of 2001, we recognized net losses of $596,000 in connection with our securities trading activities in other expense, net. During the nine months ended July 31, 2001, we recognized net losses of $9.8 million in connection with our securities trading activities in other expense, net. In the third quarter of 2001 and for the nine months ended July 31, 2001, we incurred interest expense of $34,000 and $282,000, respectively, on the margin borrowings related to our securities trading activities. Since October 2001, we have held no trading securities in accordance with our current investment policy and had no outstanding margin borrowings.

Results of Operations

The following table sets forth selected line items from our condensed statements of operations as a percentage of net sales for the periods indicated:

                                                       Three Months Ended      Nine Months Ended
                                                             July 31,               July 31,
                                                     ---------------------   --------------------
                                                       2002         2001       2002        2001
                                                     ---------    --------   --------    --------
Net sales                                               100.0 %     100.0 %    100.0 %     100.0 %
Cost of goods sold                                       67.0        56.7       64.7        55.0
                                                     ---------    --------   --------    --------
    Gross profit                                         33.0        43.3       35.3        45.0
Selling, general and administrative expenses             34.4        27.1       31.5        23.7
Shareholder litigation settlement expense                10.2          --        3.6          --
                                                     ---------    --------   --------    --------
    Income (loss) from operations                       (11.6)       16.2        0.2        21.3
Other expense, net                                       (0.3)       (4.4)      (0.4)      (20.6)
                                                     ---------    --------   --------    --------
    Income (loss) before income tax
       expense (benefit)                                (11.9)       11.8       (0.2)        0.7
Income tax expense (benefit)                             (4.2)        5.6       (0.1)        6.7
                                                     ---------    --------   --------    --------
    Net income (loss)                                    (7.7) %      6.2 %     (0.1)%      (6.0)%
                                                     =========    ========   ========    ========

Three Months Ended July 31, 2002 and 2001

Net Sales

Net sales decreased 30.9% to $9.7 million for the three months ended July 31, 2002 from $14.1 million for the three months ended July 31, 2001. The decrease in net sales during the third quarter of 2002, when compared to the same period last year, was a result of weak economic conditions on market demand, a trend that significantly affected our net sales beginning in the second half of fiscal year 2001. Total fiber meters shipped during the third quarter of 2002 decreased 42.0% to 32.5 million fiber meters shipped from 56.0 million fiber meters shipped for the same period in 2001.

During the third quarter of 2002, we experienced an increase in product mix for cable containing multimode fiber (which typically has a higher relative sales price), compared to cable containing single-mode fiber (which typically has a lower relative sales price), when compared to the third quarter of 2001. The percentage of multimode fiber meters shipped to total fiber meters shipped during the third quarter of 2002 was 71.7% compared to 60.0% during the third quarter of 2001; however, the impact of the decreased market demand and pricing outweighed the impact on sales resulting from the change in product mix.

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

                                       17                            (Continued)

Gross Profit

Gross profit margin, or gross profit as a percentage of net sales, decreased to 33.0% in the third quarter of 2002 from 43.3% in the third quarter of 2001, as production costs did not decrease at the same relative rate as the decrease in net sales. By comparison, the gross profit margin for the first and second fiscal quarters of 2002 were 39.5% and 33.1%, respectively. Although raw material cost per fiber meter shipped decreased during the third quarter of 2002 compared to the third quarter of 2001, manufacturing overhead costs, and to a lesser extent labor costs, did not decrease proportionally to the decrease in net sales as lower costs were allocated over even lower volumes. Furthermore, costs of goods sold were impacted during the third quarter of 2002 when compared to the same period last year due to an increase in write-offs of slow-moving and impaired inventory.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales were 34.4% in the third quarter of 2002, compared to 27.1% in the third quarter of 2001. The higher percentage in the third quarter of 2002 reflects the fact that net sales for the quarter decreased 30.9% compared to the same period last year, while selling, general and administrative expenses only decreased 12.3% compared to the third quarter of 2001. The decrease in selling, general and administrative expenses during the third quarter of 2002 compared to the same period last year is primarily due to a decrease in sales commissions, shipping costs, and legal and professional fees (excluding those fees related to the shareholder litigation), which was partially offset by an increase in bad debt expense.

Shareholder Litigation Settlement Expense

We recorded a $992,000 charge representing the estimated cost of the anticipated settlement of a shareholder lawsuit and related professional fees incurred during the third quarter of 2002, net of expected insurance proceeds. The shareholder lawsuit is described in more detail in "Liquidity and Capital Resources" below and the Legal Proceedings section of this Form 10-Q. There was no such charge in the third quarter of 2001.

Other Income (Expense)

Other expense, net decreased to $33,000 in the third quarter of 2002 from $616,000 in the third quarter of 2001. The decrease was primarily due to cessation of securities trading activity which were conducted under the tenure of our former Chairman, President and Chief Executive Officer, the liquidation of our remaining investments in the Nasdaq 100 Trust and the pay off of the outstanding margin borrowings prior to the end of fiscal year 2001. In the third quarter of 2001, we recognized net losses of $596,000 in connection with our securities trading activities, and incurred interest expense of $34,000 on the margin borrowings related to such activities. Since October 2001, we have held no trading securities in accordance with our current investment policy and had no outstanding margin borrowings. Please see our discussion of trading securities in "Overview" above.

Income (Loss) Before Income Tax Expense (Benefit)

Income (loss) before income tax expense (benefit) decreased to a pretax loss of $1.2 million in the third quarter of 2002 from pretax income of $1.7 million in the third quarter of 2001. This decrease was primarily due to the $2.9 million decrease in gross profit largely resulting from the decrease in net sales and the $992,000 charge related to our anticipated settlement of the shareholder litigation (described under "Liquidity and Capital Resources" below), partially offset by the $470,000 decrease in selling, general and administrative expenses and by the fact that we did not incur trading securities losses during the third quarter of 2002 compared to a $596,000 loss on trading securities, net, during the third quarter of 2001.

                                       18                            (Continued)

Income Tax Expense (Benefit)

Income tax benefit increased to $410,000 in the third quarter of 2002 from income tax expense of $792,000 in the third quarter of 2001. For the third quarter of 2002, our effective tax rate was 35.2%. For the third quarter of 2001, our reported income tax expense differed from the expected income tax expense, computed based on an expected effective tax rate of 35.0%, due primarily to the increase in our valuation allowance for deferred tax assets in the amount of $225,000.

We had assessed the realization of our deferred tax assets relating to the capital loss carryforward and unrealized net loss generated by our trading securities during the nine months ended July 31, 2001. As a result we determined that it is more likely than not that these deferred tax assets, totaling approximately $3.4 million as of July 31, 2001, would not be realized. Accordingly, we established a valuation allowance for deferred tax assets in the amount of approximately $3.1 million as of April 30, 2001 and increased the valuation allowance by $225,000 as of July 31, 2001, which is included in income tax expense for the three months ended July 31, 2001. Subsequent to July 31, 2001 through October 31, 2001, the deferred tax asset relating to the capital loss carryforward on trading securities increased by approximately $687,000. Accordingly, as of October 31, 2001, we increased the corresponding valuation allowance to approximately $4.1 million. As of July 31, 2002, the valuation allowance approximated $4.1 million.

Fluctuations in our effective tax rates typically are due primarily to the amount and timing of the tax benefits related to our Extraterritorial Income Exclusion and our foreign sales corporation, both of which exempt from federal income taxation a portion of the net profit realized from sales outside of the United States of products manufactured in the United States.

Net Income (Loss)

Net loss for the third quarter of 2002 was $756,000, compared to net income of $875,000 for the third quarter of 2001. This $1.6 million decrease in net income was primarily due to the $2.9 million decrease in gross profit largely resulting from the decrease in net sales and the $992,000 charge related to our anticipated settlement of the shareholder litigation (described in "Liquidity and Capital Resources" below), partially offset by the $470,000 decrease in selling, general and administrative expenses, the elimination of $596,000 in losses on trading securities, net, and the $1.2 million decrease in income tax expense.

In an ongoing effort to control costs, and as a result of lower production volumes, on June 14, 2002, we announced the layoff of 28 employees, representing almost 15% of our full-time employees. The reductions included both production and staff positions. The layoffs were part of a company-wide downsizing and resulted in a charge of approximately $110,000 during the third quarter of 2002. As a result, the anticipated cost savings from this action will not be substantially realized until the fourth quarter of 2002.

Nine Months Ended July 31, 2002 and 2001

Net Sales

Net sales decreased 33.9% to $32.0 million for the nine months ended July 31, 2002 from $48.5 million for the nine months ended July 31, 2001. The decrease in net sales during the first nine months of 2002, when compared to the same period last year, was a result of weak economic conditions on market demand, discussed above. Total fiber meters shipped during the first nine months of 2002 decreased 40.9% to 103.5 million fiber meters shipped from 175.2 million fiber meters shipped for the same period in 2001.

During the first nine months of 2002, we experienced an increase in product mix for cable containing multimode fiber (which

                                       19                            (Continued)
typically has a higher relative sales price), compared to cable containing single-mode fiber (which typically has a lower relative sales price), when compared to the same period in 2001. The percentage of multimode fiber meters shipped to total fiber meters shipped during the first nine months of 2002 was 69.8% compared to 59.9% during the same period in 2001; however, the impact of the decreased market demand and pricing outweighed the impact on sales resulting from the change in product mix.

Gross Profit

Gross profit margin decreased to 35.3% in the first nine months of 2002 from 45.0% for the same period in 2001, as production costs did not decrease at the same relative rate as the decrease in net sales. Raw material cost per fiber meter shipped was relatively constant when comparing the first nine months of 2002 to the same period in 2001. However, manufacturing overhead costs, and to a lesser extent labor costs, did not decrease proportionally to the decrease in net sales as lower costs were allocated over even lower volumes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales were 31.5% in the first nine months of 2002, compared to 23.7% for the same period in 2001. The higher percentage in the first nine months of 2002 reflects the fact that net sales for the period decreased 33.9% compared to the same period last year, while selling, general and administrative expenses only decreased 12.1% compared to the same period in 2001. The decrease in selling, general and administrative expenses during the first nine months of 2002 compared to the same period last year is primarily due to a decrease in sales commissions and shipping costs, and to a lesser extent decreases in legal and professional fees (excluding those fees related to the shareholder litigation) and bad debt expense.

Shareholder Litigation Settlement Expense

We recorded a $1.1 million charge representing the estimated cost of the anticipated settlement of a shareholder lawsuit and related professional fees incurred during the first nine months of 2002, net of expected insurance proceeds. The shareholder lawsuit is described in more detail in "Liquidity and Capital Resources" below and the Legal Proceedings section of this Form 10-Q. There was no such charge in the first nine months of 2001.

Other Income (Expense)

Other expense, net decreased to $138,000 for the first nine months of 2002 from $10.0 million for the same period in 2001. The decrease was primarily due to cessation of securities trading activity which were conducted under the tenure of our former Chairman, President and Chief Executive Officer, the liquidation of our remaining investments in the Nasdaq 100 Trust and the pay off of the outstanding margin borrowings prior to the end of fiscal year 2001. In the first nine months of 2001, we recognized net losses of $9.8 million in connection with our securities trading activities, and incurred interest expense of $282,000 on the margin borrowings related to such activities. Since October 2001, we have held no trading securities in accordance with our current investment policy and had no outstanding margin borrowings. Please see our discussion of trading securities in "Overview" above.

Income (Loss) Before Income Tax Expense (Benefit)

Income (loss) before income tax expense (benefit) decreased to a pretax loss of $66,000 in the first nine months of 2002 from pretax income of $336,000 for the same period in 2001. This decrease was primarily due to the $10.5 million decrease in gross profit largely resulting from the decrease in net sales, and the $1.1 million charge related to our anticipated settlement of the shareholder litigation (described under "Liquidity and Capital Resources" below), partially offset by a $1.4 million decrease in selling, general and administrative expenses, and by the fact that we did not incur trading securities losses during the nine months ended July 31, 2002 compared to $9.8 million losses on trading securities, net during the same period last year.

                                       20                            (Continued)

Income Tax Expense (Benefit)

Income tax expense decreased to income tax benefit of $23,000 in the first nine months of 2002 from income tax expense of $3.2 million for the same period in 2001. For the nine months ended July 31, 2002, our effective tax rate was 35.0%. During the first nine months of 2001, our reported income tax expense differed from the expected income tax expense, computed based on an expected effective tax rate of 35.0%, due primarily to the establishment of a valuation allowance for deferred tax assets in the amount of $3.4 million.

We had assessed the realizability of our deferred tax assets relating to the capital loss carryforward and unrealized net loss generated by our trading securities during the nine months ended July 31, 2001. As a result, we determined that it is more likely than not that these deferred tax assets would not be realized. Accordingly, we established a valuation allowance for deferred tax assets in the amount of approximately $3.4 million as of July 31, 2001, which is included in income tax expense for the nine months ended July 31, 2001. Subsequent to July 31, 2001 through October 31, 2001, the deferred tax asset relating to the capital loss carryforward on trading securities increased by approximately $687,000. Accordingly, as of October 31, 2001, we increased the corresponding valuation allowance to approximately $4.1 million. As of July 31, 2002, the valuation allowance approximated $4.1 million.

Fluctuations in our effective tax rates typically are due primarily to the amount and timing of the tax benefits related to our Extraterritorial Income Exclusion and our foreign sales corporation, both of which exempt from federal income taxation a portion of the net profit realized from sales outside of the United States of products manufactured in the United States.

Net Loss

Net loss for the first nine months of 2002 was $43,000, compared to a net loss of $2.9 million for the same period in 2001. This represented a $2.9 million decrease in net loss. Although there was a $10.5 million decrease in gross profit largely resulting from the decrease in net sales, and a $1.1 million charge related to our anticipated settlement of the shareholder litigation (described in "Liquidity and Capital Resources" below), this was more than offset by the $1.4 million decrease in selling, general and administrative expenses, the $3.3 million decrease in income tax expense and by the fact that we did not incur trading securities losses during the nine months ended July 31, 2002 compared to a $9.8 million loss on trading securities, net during the same period in 2001.

In an ongoing effort to control costs and as a result of lower production volumes, on June 14, 2002, we announced the layoff of 28 employees, representing almost 15% of our full-time employees. The reductions included both production and staff positions. The layoffs were part of a company-wide downsizing and resulted in a charge of approximately $110,000 during the third quarter of 2002. As a result, the anticipated cost savings from this action will not be substantially realized until the fourth quarter of 2002.

Financial Condition

Total assets decreased $8.9 million, or 20.9%, to $33.9 million at July 31, 2002, from $42.8 million at October 31, 2001. This decrease was primarily due to a $3.0 million decrease in trade accounts receivable, net, resulting from the decreased sales volume during the first nine months of 2002 as compared to the last nine months of 2001, a $3.7 million decrease in inventories, and a $2.0 million decrease in cash and cash equivalents, partially offset by an increase in prepaid expenses of $484,000. Prepaid expenses increased during the period primarily as a result of the prepayment of a new directors and officer's insurance policy. The premium is being amortized over the term of the policy.

Total liabilities decreased $9.0 million, or 60.0%, to $6.0 million at July 31, 2002, from $14.9 million at October 31, 2001. This decrease was primarily due to a $8.3 million decrease in current notes payable to our

                                       21                            (Continued)
bank under our previous lines of credit, and a $2.8 million decrease in accounts payable and accrued expenses and accrued compensation and payroll taxes, partially offset by an increase in accrued shareholder litigation settlement expense of $775,000 and an increase in noncurrent note payable to our bank of $1.5 million under our new revolving line of credit with a three-year term.

Total shareholders' equity at July 31, 2002 increased $12,000 during the first three quarters of 2002. The increase resulted primarily from an increase of $57,000 resulting from the tax benefit of disqualifying disposition of stock options exercised offset by a net loss of $43,000 for the nine months ended July 31, 2002.

Liquidity and Capital Resources

Our primary capital needs have been to fund working capital requirements and capital expenditures. Our primary source of capital for these purposes has been cash provided from operations and borrowings under our bank lines of credit described below. The outstanding balance under our new revolving line of credit totaled $1.5 million as of July 31, 2002 and has been reflected as noncurrent based on the scheduled maturity of the credit facility in April 2005. The outstanding balance as of July 31, 2002 reflects a net decrease of $6.8 million from the $8.3 million balance outstanding under our previous lines of credit at October 31, 2001.

We had no cash and cash equivalents as of July 31, 2002, a decrease of $2.0 million, compared to $2.0 million as of October 31, 2001. We maintain a sweep account arrangement with our bank, where at the end of each day all of our cash is used to paydown our outstanding note payable to the bank. The cash and cash equivalents decrease for the nine months ended July 31, 2002, was primarily due to the repayment of notes payable to bank, net, totaling $6.8 million, partially offset by net cash provided by operating activities of $4.8 million.

We have entered into written agreements to purchase raw optical fiber. These commitments total $6.9 million, $10.4 million, $6.9 million and $1.0 million in fiscal years 2002, 2003, 2004 and 2005, respectively.

On July 31, 2002, we had working capital of $16.3 million, compared to $14.2 million as of October 31, 2001, an increase of $2.1 million. The ratio of current assets to current liabilities as of July 31, 2002, was 4.8 to 1, compared to 2.0 to 1 as of October 31, 2001. The increase in working capital during the nine months ended July 31, 2002 was primarily caused by a decrease in notes payable to bank of $8.3 million, reflected entirely as a current liability at October 31, 2001, and a $2.8 million decrease in accounts payable and accrued expenses and accrued compensation and payroll taxes, partially offset by a $2.0 million decrease in cash and cash equivalents, a $3.0 million decrease in trade accounts receivable, net, a $3.7 million decrease in inventories and an increase in accrued shareholder litigation settlement expense of $775,000.

Net cash provided by operating activities was approximately $4.8 million for the nine months ended July 31, 2002, compared to $2.8 million for the nine months ended July 31, 2001. Net cash provided by operating activities during the first nine months of 2002 primarily resulted from a $2.8 million decrease in trade accounts receivable and a $3.7 million decrease in inventories, partially offset by a $2.2 million decrease in accounts payable and accrued expenses (including accrued compensation and payroll taxes). Net cash provided by operating activities for the nine months ended July 31, 2001 primarily resulted from a decrease in trading securities of $11.8 million, and an increase in accounts payable and accrued expenses (including accrued compensation and payroll taxes) of $2.4 million, partially offset by an increase in trade accounts receivable of $2.0 million, an increase in inventories of $6.4 million and a decrease in amounts payable to investment broker of $3.1 million.

Net cash provided by investing activities totaled $136,000 for the first nine months in 2002, compared to net cash used in investing activities of $1.8 million for the first nine months of 2001. Net cash generated in investing activities during the first nine months of 2002 primarily resulted from $367,000 provided by the receipt of the

                                       22                            (Continued)
cash surrender value of a life insurance policy on a former officer, partially offset by $231,000 in purchases of property and equipment. Net cash used in investing activities during the first nine months of 2001 primarily resulted from expenditures related to property and equipment and a $82,000 increase in the cash surrender value of the life insurance policy of a former officer.

Net cash used in financing activities was $7.1 million for the nine months ended July 31, 2002, compared to $1.5 million for the nine months ended July 31, 2001. Net cash used in financing activities for the nine months ended July 31, 2002 was the result of repayments on notes payable to our bank under our lines of credit and payments for financing costs related to our new credit facility. Net cash used in financing activities for the nine months ended July 31, 2001 was primarily the result of repurchases of common stock in the amount of $2.5 million.

On April 25 2002, we entered into a new revolving credit facility with Wachovia Bank, National Association (formerly First Union National Bank). The new three-year credit facility provides up to a maximum of $25 million and replaced our previous $9.5 million credit facility.

The new credit facility bears interest at the prime rate plus three-quarters of one percent (0.75%) per annum (5.5% as of July 31, 2002) and may be reduced by one-quarter of one percent (0.25%) upon meeting certain fixed charge coverage ratio requirements. The facility also provides a LIBOR based rate at our option. The facility is collateralized by all of our tangible and intangible assets. Borrowings under the credit facility are subject to certain coverage ratios, advance limits and qualifications that are applied to our accounts receivable, inventory and fixed assets. Our ability to access the full amount of the credit facility will depend on the future growth of our borrowing base. As of July 31, 2002, we had outstanding borrowings under the new credit facility in the amount of approximately $1.5 million, with approximately $8.2 million unused and available. The outstanding balance on the credit facility, which expires in April 2005, has been reflected as noncurrent based on the scheduled maturity of the credit facility. We believe that our cash flow from operations and our credit facility will be adequate to fund our operations for at least the next twelve months.

On September 27, 2000, the Equal Employment Opportunity Commission ("EEOC") filed a lawsuit under Title VII of the Civil Rights Act against us in the United States District Court for the Western District of Virginia. The lawsuit alleged a pattern or practice of discrimination on the bases of gender and race. The lawsuit sought injunctive and other relief and damages in an unspecified amount. On December 13, 2001, the parties reached an agreement as to the amount of a settlement (subject to final documentation and judicial review and approval). On February 20, 2002, we reached a final settlement of the case and the court issued a Consent Decree setting forth the terms of the settlement. Pursuant to the settlement and Consent Decree, we paid $500,000 on or about February 20, 2002; and will pay $175,000 in January 2003 and $175,000 in January 2004, to satisfy any gender and race class claims; we paid $75,000 on or about February 20, 2002 to one individual specifically named in the complaint; and will spend at least $75,000 for our planned diversity, recruitment and human resource management programs over the term of the Consent Decree. We recorded a charge in the fourth quarter of fiscal year 2001 in the amount of $902,000 representing $575,000 payable upon entry of the Consent Decree, as well as $327,000 representing the present value of two equal payments in the amount of $175,000 payable in January 2003 and 2004. During the nine months ended July 31, 2002, we recorded accretion of the associated discount in the amount of $10,000. The $75,000 used for our planned diversity, recruitment and human resource management programs are being expensed as incurred.

We were named as a defendant in two lawsuits filed in the United States District Court for the Southern District of New York seeking to compel us to authorize its transfer agent to transfer unregistered, restricted stock on the Company's stock ledger. The first suit was filed on October 22, 2001, by Bear, Stearns & Co. Inc. and Bear, Stearns Securities Corporation (collectively, "Bear Stearns"). The second suit was filed on October 26, 2001, by UBS PaineWebber Inc. ("PaineWebber"). In each case, PaineWebber and Bear Stearns sought injunctive relief with respect to our common stock sold by them in the course of liquidating either repossessed shares or

                                       23                            (Continued)
brokerage accounts of our former Chairman, President and Chief Executive Officer, to cover personal margin loans made by the brokerage firms to him. Both suits also contained a claim of monetary damages caused by the alleged wrongful refusal by the Company to authorize the transfers in connection with the liquidations. During the fiscal quarter ended April 30, 2002, both suits were dismissed. PaineWebber voluntarily dismissed its lawsuit with prejudice, while the Bear Stearns lawsuit was voluntarily dismissed without prejudice.

The Company, Mr. Robert Kopstein, our former Chairman, President and Chief Executive Officer, two other officers and directors, Luke J. Huybrechts and Kenneth W. Harber, are named as defendants in a consolidated putative class action lawsuit pending in the United States District Court for the Western District of Virginia (the "Consolidated Suit"). The first class action lawsuit was filed on November 26, 2001, by Charles S. Farrell, Jr., on behalf of himself and others similarly situated. The second class action lawsuit was filed on December 14, 2001, by Lerner Group, on behalf of itself and others similarly situated. The third class action lawsuit was filed on December 27, 2001, by Richard Simone, on behalf of himself and others similarly situated. The fourth class action lawsuit was filed on January 31, 2002, by Charles H. Yeatts, on behalf of himself and others similarly situated. In each of the four suits, the defendants in the actions were the Company, Mr. Kopstein and various John Does (unidentified officers and/or directors of the Company during the class period described below). Pursuant to the Private Securities Litigation Reform Act of 1995, the United States District Court for the Western District of Virginia appointed a group of shareholders as the lead plaintiff for the Consolidated Suit. The four suits were consolidated into a single action and the lead plaintiff filed a consolidated amended class action complaint on May 2, 2002. In the Consolidated Suit, the plaintiffs purport to represent purchasers of our common stock during the period ranging from June 14, 2000, through September 26, 2001, (the putative class period), and allege that the defendants violated Sections 10(b) and 20 of the federal Securities Exchange Act of 1934 in making certain alleged misrepresentations and/or omitting to disclose material facts. The plaintiffs in the Consolidated Suit seek compensatory damages in an unspecified amount, as well as reasonable costs and expenses incurred in the cause of action, including attorneys' fees and expert fees.

On June 26, 2002, we issued a press release announcing that we reached a tentative agreement to resolve the Consolidated Suit. The settlement, which is subject to final Court approval, provides for a cash payment of $700,000 and the issuance of warrants to purchase 250,000 shares (adjusted for the 1-for-8 reverse stock split approved on July 30, 2002) of our common stock at an exercise price per share calculated in a manner intended to approximate market prices around June 18, 2002, the date we entered into a memorandum of understanding.

On July 22, 2002, the Court entered an Order of Preliminary Approval of the proposed settlement, and set a Final Approval Hearing for September 23, 2002, to
(a) determine whether the settlement is fair, reasonable and adequate, and in the best interests of the Class and should be finally approved by the Court, (b) determine whether the agreed-upon Order and Final Judgment should be entered dismissing the Consolidated Suit with prejudice, and (c) considering application of counsel for counsel for the plaintiffs for an award of attorneys' fees and reimbursement of costs from the settlement fund.

The first installment, totaling $500,000, of the cash portion of the settlement was paid prior to July 31, 2002, upon preliminary court approval. The second installment, totaling $200,000, of the cash portion of the settlement is to be paid on November 1, 2002 (or upon final court approval of the settlement and certification of the class, if later). The warrants will be exercisable for five years. We intend that the shares issuable upon the exercise of the warrants will be registered under the Securities Act of 1933, as amended.

We recorded a charge in the third quarter of fiscal year 2002 in the amount of $992,000 representing the estimated cost of the anticipated settlement and related professional fees incurred, net of expected insurance proceeds.

                                       24                            (Continued)

From time to time, we are involved in various other claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

At a Special Shareholders Meeting held on July 30, 2002, our shareholders approved a 1-for-8 reverse stock split of all outstanding shares of common stock and a change in the number of authorized shares of our common stock from 100 million to 50 million. The reverse split was effective at 12:01 a.m. (eastern daylight time) on July 31, 2002, at which time each eight shares of issued and outstanding common stock was converted into one issued and outstanding share of common stock. Fractional shares of stock were not issued as a result of the reverse stock split. Shareholders who would otherwise have received a fractional share of common stock received an equivalent amount of cash in lieu of fractional shares, based on the average closing price of the common stock for the ten trading days prior to, but not including, the effective date of the reverse stock split. All references to share and per share data contained elsewhere in this Form 10-Q have been retroactively adjusted to reflect the impact of the approved reverse stock split.

On June 14, 2002, we announced the layoff of 28 employees, representing almost 15% of our full-time employees. The reductions included both production and staff positions. The layoffs were part of a company-wide downsizing and resulted in a charge of approximately $110,000 during the third fiscal quarter of 2002.

Seasonality

Historically, net sales are relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year, which we believe may be partially due to construction cycles and budgetary cycles of our customers. However, our sales have not followed this pattern in fiscal 2001 or in fiscal 2002.

Contractual Obligations and Commitments

The table below sets forth a summary of our contractual obligations and commitments that will impact our future liquidity:

    Contractual Obligations                               Fiscal Years Ending October 31,
                                ---------------------------------------------------------------------------------
        and Commitments             2002             2003             2004             2005            Totals
------------------------------- --------------  --------------   --------------   --------------   --------------
Bank lines of credit            $           --              --               --        1,524,000        1,524,000
Long-term optical fiber
     supply agreements               6,951,000      10,390,000        6,850,000        1,016,000       25,207,000
EEOC settlement                             --         175,000          175,000               --          350,000
Shareholder litigation
     settlement                             --         200,000               --               --          200,000
                                --------------  --------------   --------------   --------------   --------------
                       Total    $    6,951,000      10,765,000        7,025,000        2,540,000       27,281,000
                                ==============  ==============   ==============   ==============   ==============

Bank Lines of Credit

On April 25, 2002, we entered into a new credit facility with Wachovia Bank, National Association (formerly First Union National Bank). The new credit facility has a term of three-years and replaced our previous $9.5 million credit facility. See further discussion under "Liquidity and Capital Resources" above.

Long-Term Optical Fiber Supply Agreements

During fiscal year 2001, we entered into separate long-term supply agreements with two optical fiber suppliers. One agreement expires on December 31, 2003 and the other on December 31, 2004. The aggregate required purchases related to these agreements (subject to certain price adjustments) during the terms of the agreements are set forth above. Additionally, one of the supply agreements requires that one-half of all single-mode fiber purchases through December 31, 2004 above the committed amounts be purchased from that supplier at market prices. The fiber purchase commitments are more than our presently expected requirements for production during the terms of the contracts. We are currently negotiating with our suppliers in an effort to revise the terms of the contracts.

                                       25                            (Continued)

Equal Employment Opportunity Commission Settlement

On September 27, 2000, the Equal Employment Opportunity Commission ("EEOC") filed a lawsuit under Title VII of the Civil Rights Act against us in the United States District Court for the Western District of Virginia. The lawsuit alleged a pattern or practice of discrimination on the bases of gender and race. The lawsuit sought injunctive and other relief and damages in an unspecified amount. On December 13, 2001, the parties reached an agreement as to the amount of a settlement (subject to final documentation and judicial review and approval). On February 20, 2002, we reached a final settlement of the case with EEOC and the court issued a Consent Decree setting forth the terms of the settlement. Pursuant to the settlement and Consent Decree, we paid $500,000 on or about February 20, 2002; and will pay $175,000 in January 2003 and $175,000 in January 2004, to satisfy any gender and race class claims; we paid $75,000 on or about February 20, 2002 to one individual specifically named in the complaint; and will spend at least $75,000 for our planned diversity, recruitment and human resource management programs over the term of the Consent Decree. We recorded a charge in the fourth quarter of fiscal year 2001 in the amount of $902,000 representing $575,000 payable upon entry of the Consent Decree, as well as $327,000 representing the present value of two equal payments in the amount of $175,000 payable in January 2003 and 2004. As of July 31, 2002, we have paid $575,000 and accreted $10,000 of the discount associated with recording the liability at its present value. Of the remaining liability totaling $336,000 as of July 31, 2002, $172,000 has been reflected as current. The $75,000 to be used for our planned diversity, recruitment and human resource management programs are being expensed as incurred, and is not reflected in the Contractual Obligations and Commitments table above.

Shareholder Litigation Settlement

The Company, Mr. Robert Kopstein, our former Chairman, President and Chief Executive Officer and two of our officers and directors, Luke J. Huybrechts and Kenneth W. Harber, were named as defendants in a consolidated putative class action lawsuit pending in the United States District Court for the Western District of Virginia (the "Consolidated Suit"). On June 26, 2002, we issued a press release announcing that we reached a tentative agreement to resolve the Consolidated Suit. The settlement, which is subject to final Court approval, provides for a cash payment of $700,000 and the issuance of warrants to purchase 250,000 shares (adjusted for the 1-for-8 reverse stock split approved on July 30, 2002) of our common stock at an exercise price per share calculated in a manner intended to approximate market prices around June 18, 2002, the date we entered into a memorandum of understanding.

The first installment, totaling $500,000, of the cash portion of the settlement was paid prior to July 31, 2002, upon preliminary court approval. The second installment, totaling $200,000, of the cash portion of the settlement has been accrued for as of July 31, 2002 and is to be paid on November 1, 2002 (or upon final court approval of the settlement and certification of the class, if later). We also have accrued $465,000 related to the estimated expense associated with the value of the warrants. Because the issuance of the warrants will not have an impact on our future liquidity, this amount has not been reflected in the Contractual Obligations and Commitments table above. Additionally, as of July 31, 2002, we have accrued approximately $109,000 primarily for professional fees incurred through July 31, 2002 in connection with the settlement of the Consolidated Suit. Because these professional fees involve no contractual commitment in connection with the settlement of the Consolidated Suit, this amount has not been reflected in the Contractual Obligations and Commitments table above. Any additional expenses we incur for professional fees related to the settlement will be expensed as incurred, and are not reflected in the Contractual Obligations and Commitments table above.

                                       26                            (Continued)

Critical Accounting Policies

Revenue Recognition

Revenue is recognized at the time of product shipment or delivery to the customer, provided that the customer takes ownership and assumes risk of loss based on shipping terms. Net sales consists of gross sales of products, less discounts, refunds and returns. We estimate sales returns based on our analysis and judgment of historical trends, identified returns and the potential for additional returns. We also provide certain volume incentives, discounts and rebates to our distributors. Payments of any such volume incentives, discounts and rebates are reflected in net sales.

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

Inventories

Inventories of raw materials and production supplies are stated at the lower of cost (specific identification for optical fibers and first-in, first-out for other raw materials and production supplies) or market. Inventories of work in process and finished goods are stated at average cost, which includes raw materials, direct labor and manufacturing overhead. At the end of each quarter, we review our inventories to ensure they are carried at no more than net realizable value. Individual inventory items are reviewed and adjustments are made based on the age of the inventory and our judgment as to the salability of that inventory.

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

                                       27                            (Continued)

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

                                       28                            (Continued)

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

The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 shall be effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 did not have any effect on our financial position, results of operations and liquidity.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between SFAS No. 146 and Issue No. 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. In contrast, under Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities.

The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We are currently evaluating the impact of SFAS No. 146 on our financial position, results of operations and liquidity.

As of July 31, 2002, there are no other new accounting standards issued, but not yet adopted by us, which are expected to be applicable to our financial position, operating results or financial statement disclosures.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not engage in derivative financial instruments or derivative commodity instruments. As of July 31, 2002, our financial instruments are not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

          On September 27, 2000, the Equal Employment Opportunity Commission ("EEOC") filed a lawsuit under Title VII of the Civil Rights Act against the Company in the United States District Court for the Western District of Virginia. The lawsuit alleged a pattern or practice of discrimination on the bases of gender and race. The lawsuit sought injunctive and other relief and damages in an unspecified amount. On December 13, 2001, the parties reached an agreement as to the amount of a settlement (subject to final documentation and judicial review and approval). On February 20, 2002, the Company reached a final settlement of the case and the court issued a Consent Decree setting forth the terms of the settlement. Pursuant to the settlement and Consent Decree, the Company paid $500,000 on or about February 20, 2002; and will pay $175,000 in January 2003 and $175,000 in January 2004, to satisfy any gender and race class claims; the Company paid $75,000 on or about February 20, 2002 to one individual specifically named in the complaint; and will spend at least $75,000 for the Company's planned diversity, recruitment and human resource management programs over the term of the Consent Decree. The Company recorded a charge in the fourth quarter of fiscal year 2001 in the amount of $902,000 representing $575,000 payable upon entry of the Consent Decree, as well as $327,000 representing the present value of two equal payments in the amount of $175,000 payable in January 2003 and 2004. During the nine months ended July 31, 2002, the Company recorded accretion of the associated discount in the amount of $9,932. The $75,000 used for the Company's planned diversity, recruitment and human resource management programs will be expensed as incurred.

          The Company was named as a defendant in two lawsuits filed in the United States District Court for the Southern District of New York seeking to compel the Company to authorize its transfer agent to transfer unregistered, restricted stock on the Company's stock ledger. The first suit was filed on October 22, 2001, by Bear, Stearns & Co. Inc. and Bear, Stearns Securities Corporation (collectively, "Bear Stearns"). The second suit was filed on October 26, 2001, by UBS PaineWebber Inc. ("PaineWebber"). In each case, PaineWebber and Bear Stearns sought injunctive relief with respect to common stock of the Company sold by them in the course of liquidating either repossessed shares or brokerage accounts of the Company's former Chairman, President and Chief Executive Officer, to cover personal margin loans made by the brokerage firms to him. Both suits also contained a claim of monetary damages caused by the alleged wrongful refusal by the Company to authorize the transfers in connection with the liquidations. During the fiscal quarter ended April 30, 2002, both suits were dismissed. PaineWebber voluntarily dismissed its lawsuit with prejudice, while the Bear Stearns lawsuit was voluntarily dismissed without prejudice.

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

          On June 26, 2002, the Company issued a press release announcing that it reached a tentative agreement to resolve the Consolidated Suit. The settlement, which is subject to final Court approval, provides for a cash payment of $700,000 and the issuance of warrants to purchase 250,000 shares (adjusted for the 1-for-8 reverse stock split approved on July 30, 2002) of the Company's common stock at an exercise price per share calculated in a manner intended to approximate market prices around June 18, 2002, the date we entered into a memorandum of understanding.

          On July 22, 2002, the Court entered an Order of Preliminary Approval of the proposed settlement, and set a Final Approval Hearing for September 23, 2002, to (a) determine whether the settlement is fair, reasonable and adequate, and in the best interests of the Class and should be finally approved by the Court, (b) determine whether the agreed-upon Order and Final Judgment should be entered dismissing the Consolidated Suit with prejudice; and (c) considering application of counsel for counsel for the plaintiffs for an award of attorney's fees and reimbursement of costs from the settlement fund.

          The first installment, totaling $500,000, of the cash portion of the settlement was paid prior to July 31, 2002, upon preliminary court approval. The second installment, totaling $200,000, of the cash portion of the settlement is to be paid on November 1, 2002 (or upon final court approval of the settlement and certification of the class, if later). The warrants will be exercisable for five years. The Company intends that the shares issuable upon the exercise of the warrants will be registered under the Securities Act of 1933, as amended.

          The Company recorded a charge in the third quarter of fiscal year 2002 in the amount of $991,554 representing the estimated cost of the anticipated settlement and related professional fees incurred, net of expected insurance proceeds.

          From time to time, the Company is involved in various other claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Item 4.   Submission of Matters to a Vote of Security Holders

          The following information is furnished for matters submitted to a vote of security holders during the three months ended July 31, 2002:

          (a) A Special Meeting of Shareholders of Optical Cable Corporation was held on July 30, 2002.

            (c) A brief description of the matter voted upon at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to the matter follows:

                  To approve the proposal to authorize the Board of Directors of the Company to amend the Company's amended and restated articles of incorporation to effect a reverse stock split of the Company's common stock at a ratio of 1-for-8 whereby eight shares of common stock will be combined and reconstituted into one share of common stock and to provide that the number of authorized shares of the Company's common stock shall be 50,000,000.

                     Votes for         Votes against        Votes abstaining        Broker non-votes
                  ---------------    -----------------    --------------------    --------------------
                    37,545,718          13,218,011              67,805                   --

Item 5.     Other Information.

            On June 14, 2002, the Company announced the layoff of 28 employees, representing almost 15% of its full-time employees. The reductions included both production and staff positions. The layoffs were part of a company-wide downsizing and resulted in a charge of approximately $110,000 during the third fiscal quarter of 2002.

            Also on June 14, 2002, the Company announced the receipt of notification from Nasdaq regarding the Company's noncompliance with the listing requirements for the Nasdaq National Market, where the Company's common stock is presently traded. As a Nasdaq National Market company, the Company is subject to all the requirements of its listing agreement with Nasdaq. The Company received notification from Nasdaq that its common stock failed to meet the minimum $1.00 per share trading price requirement for continued inclusion on the Nasdaq National Market. The Company was provided until August 13, 2002 to regain compliance. As a result of the 1-for-8 reverse stock split approved by the Company's shareholders on July 30, 2002, the Company was notified by Nasdaq that it had regained compliance with the minimum price requirement.

Item 6.     Exhibits and Reports on Form 8-K.

            (a) Exhibits required by Item 601 of Regulation S-K for the nine months ended July 31, 2002:

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

                  Exhibit 10.1 - Loan and Security Agreement by and among Congress Financial Corporation (as agent), Wachovia Bank, National Association (as lender) and Optical Cable Corporation dated April 18, 2002 (filed as Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended April 30, 2002 and incorporated by reference herein).

                  Exhibit 99.1 - Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

            (b) Reports on Form 8-K filed during the three months ended July 31, 2002:

                  Form 8-K dated as of June 21, 2002, filed June 28, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   OPTICAL CABLE CORPORATION
                                          (Registrant)

Date: September 16, 2002           /s/ Neil D. Wilkin, Jr.
                                   --------------------------------------------
                                   Neil D. Wilkin, Jr.
                                   President and Chief Financial Officer
                                     (principal executive officer and principal
                                     financial officer)



Date: September 16, 2002           /s/ Tracy G. Smith
                                   --------------------------------------------
                                   Tracy G. Smith
                                   Controller (principal accounting officer)

                       CERTIFICATION UNDER SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Neil D. Wilkin, Jr., President and Chief Financial Officer of Optical Cable Corporation (the "Company"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002           /s/ Neil D. Wilkin, Jr.
                                   ---------------------------------------------
                                   Neil D. Wilkin, Jr.
                                   President (Chief Executive Officer) and Chief
                                     Financial Officer