Form 10-K
period 2002-10-31
OPTICAL CABLE CORP
filed 2003-01-29
CIK 1000230

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file number
October 31, 2002	0-27022

OPTICAL CABLE CORPORATION
(Exact name of registrant as specified in its charter)

Virginia	54-1237042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5290 Concourse Drive, Roanoke, VA (Address of principal executive offices)	24019 (Zip Code)

(540) 265-0690
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, no par value	Nasdaq National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1)  Yes  ☒    No  ☐        (2)  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the common shares held by non-affiliates (without admitting any person whose shares are not included in determining such value is an affiliate) was $42,120,810 based upon the closing price of these shares as reported by the OTC Nasdaq National Market on April 30, 2002.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

On January 24, 2003, the Company had outstanding 5,452,785 Common Shares. The aggregate market value of the common shares held by non-affiliates (without admitting that any person whose shares are not included in determining such value is an affiliate) was $19,104,554 based upon the closing price of these shares as reported by the OTC Nasdaq National Market on January 24, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K Report: “Item One - Election of Directors,” “Beneficial Ownership of Securities,” “Compensation of Executive Officers,” “Compensation of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.” In addition, portions of the Company’s Annual Report filed as exhibit 13.1 to this report on Form 10-K are incorporated by reference in Part II of this Form 10-K Report: “Company Information,” “Selected Financial Information,” “Management’s Discussion and Analysis,” “Financial Statements,” “Notes to Financial Statements,” and “Independent Auditors’ Report.”

OPTICAL CABLE CORPORATION
FORM 10-K

PART I

Item 1.    Business.

FORWARD-LOOKING INFORMATION

This report may contain certain “forward-looking” information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to risks and uncertainties that may cause actual events to differ materially from our expectations. Factors that could cause or contribute to such differences include, but are not limited to, the level of sales to key customers, including distributors; the economic conditions affecting network service providers; corporate spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber); our dependence on a single manufacturing facility; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing; our dependence on a limited number of suppliers; an adverse outcome in litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in regulatory reviews and audits and potential regulatory reviews and audits; technological changes and introductions of new competing products; economic conditions that affect the telecommunications sector, certain technology sectors or the economy as a whole; terrorist attacks or acts of war, particularly given the acts of terrorism against the United States and subsequent military responses by the United States, and any potential future military conflicts; ability to retain key personnel; the impact of changes in accounting policies, including those by the Securities and Exchange Commission; changes in market demand, exchange rates, productivity, weather or market and economic conditions in the areas of the world in which we operate and market our products, and our success in managing the risks involved in the foregoing.

We caution readers that the foregoing list of important factors is not exclusive and we incorporate by reference those factors included in current reports on Form 8-K. We do not undertake to update any forward-looking statement, whether written or oral, that we may make from time to time.

GENERAL

Optical Cable Corporation was incorporated in the Commonwealth of Virginia in 1983. Our executive offices are located at 5290 Concourse Drive, Roanoke, Virginia 24019 and our telephone number is (540) 265-0690.

We are a leading manufacturer of a broad range of tight-buffer fiber optic cables primarily for the local area network and premise markets, often referred to as the enterprise market. Our fiber optic cables are well-suited for use in short to moderate distance applications to connect metropolitan, access and enterprise networks.

We pioneered the design and production of special tight-buffer fiber optic cables for the most demanding military field applications in the early 1980s—applications requiring rugged, flexible and compact fiber optic cables. At our ISO 9000 registered facility in Roanoke, Virginia, we manufacture a broad range of fiber optic cables for “high bandwidth” transmission of data, video, and audio communications over short to moderate distances. Our cables can be used both indoors and outdoors and utilize a unique tight-buffer coating process and cable construction that provide excellent mechanical and environmental protection for each optical fiber. Our current portfolio of products is built on the evolution and refinement of the original fundamental technology into a comprehensive and versatile product line designed to provide end-users with significant value and performance. Our fiber optic cables are easy and economical to install, provide a high degree of reliability and offer outstanding performance characteristics. We have designed and implemented an efficient and highly automated manufacturing process based on our proprietary technologies. This enables us to produce high quality indoor/outdoor tight-buffer fiber optic cable rapidly and cost efficiently.

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

Network service providers have focused on improving the transmission capacity, or bandwidth, and performance of their networks to keep pace with the increase in traffic. At the same time, the bandwidth of enterprise networks continues to increase with innovations in networking equipment. These improvements have resulted in additional bandwidth intensive applications, further increasing the demand for bandwidth. We believe that these ongoing improvements will continue to generate growth in data, video and voice communications over networks over the long-term.

Deployment of Optical Networks

To meet the demand for more bandwidth and better network performance, optical networks are being deployed because they provide substantially higher data transmission rates, significantly increased bandwidth and improved reliability. Compared to copper wire, optical fiber can have thousands of times the information carrying capacity, occupies much less space and operates more reliably over greater distances. Optical fiber is immune to the electromagnetic interference that causes static in copper wire transmission, as well as to electrical surges. Optical fiber is also a safer choice in environments where flammability is an issue because it does not carry electricity. In addition, communications over optical fiber networks are more secure than communications over copper wire networks because tapping into fiber optic cable without detection is difficult.

Optical networks are comprised of a variety of networking equipment and components required to transmit, process, change, amplify and receive light that carries data, video and voice communications over fiber optic cables from one location to another. Optical networks were originally deployed to serve the needs of large network service providers to carry communications traffic over long distances between cities and across continents. At the same time, improvements in performance and reductions in the cost of optical networking equipment have made it economically feasible to deploy optical networks in short to moderate distance applications such as enterprise networks. To bring the bandwidth and performance of optical networks to metropolitan markets and end-users, short to moderate distance fiber optic cabling infrastructure must be deployed in cities and enterprises and connected to the long-haul fiber optic infrastructure.

Optical fiber is deployed in four primary types of communications networks: enterprise, access, long-haul and metropolitan.

Enterprise Networks.    Enterprise networks, often referred to as local area networks or LANs, are communications systems used to transport data, video and voice communications within organizations such as businesses, government agencies and educational institutions. Enterprise networks connect computer users within an organization and allow users to share computer resources. As demand for bandwidth has increased, enterprise networks have increasingly utilized fiber optic technology. Optical fiber was first deployed in the major data routes or backbones of enterprise networks and is increasingly deployed to the end-user’s desktop for high performance applications.

Access Networks.    Access networks are communications systems that connect metropolitan networks to end-users such as businesses, residences and governmental agencies. Historically, access networks have been built using copper wire systems due to significant cost advantages over competing technologies, including fiber optic networks. However, copper wire systems are becoming increasingly insufficient to meet end-users’ demand for new services that require high bandwidth and fast transmission speeds. Therefore, fiber optic technology is being increasingly deployed in access networks. This has become more economically feasible with technological improvements in information transmission technologies and cost reductions in optical networking equipment and components. We believe that additional technological improvements and equipment cost reductions will accelerate the deployment of optical fiber to the end-user over the long-term.

Metropolitan Networks.    Metropolitan networks are communications systems used to transport data, video and voice communications between major distribution points in metropolitan areas. These networks connect long-haul networks to access networks. They are generally rings of optical fiber that circle metropolitan areas, with branches of optical fiber that transmit information from the ring to co-location centers, data centers or other major distribution points located throughout the metropolitan area. These major distribution points are connected to access networks which in turn connect end-users to a communications network. We believe service providers, including telephone companies and cable television operators, will invest in the metropolitan fiber optic infrastructure over the long-term to reduce capacity constraints resulting from the increase in data, video and voice communications and demand for enhanced services.

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

Historically, the vast majority of optical fiber has been installed in long-haul networks with the long-haul capacity exceeding current demand. Subject to the recent economic slowdown and funds for expansion being available, we believe that over the long-term optical fiber installations in metropolitan, access and enterprise networks will experience growth as a result of several factors. Among those factors are the increasing demand for bandwidth by commercial and residential end-users, improvements in information transmission technologies and significant cost reductions in optical networking equipment and components. We believe these technological improvements and cost reductions will require the build-out of optical networks in the metropolitan, access and enterprise markets.

Fiber Optic Cables

Optical fiber must be processed into fiber optic cables before it can be installed in a fiber optic network. Fiber optic cables serve several purposes. Fiber optic cable aggregates multiple strands of optical fiber into a single, easy to handle package and protects the optical fiber from damage during installation and from damage that can be caused by a wide variety of environmental factors after installation. A typical fiber optic cable begins with one or more optical fibers that are each coated with a very thin layer of plastic material called a buffer. Groups of buffered optical fibers are further protected by secondary buffers or grouped into plastic tubes that are stranded together with aramid yarns, such as Kevlar(TM), which protect the optical fibers from damage that can occur when the fiber optic cable is pulled and stretched during installation. This combination of elements is then covered with one or more layers of plastic or steel that serve as a protective outer jacket, to make a fiber optic cable.

Fiber optic cable designs can be grouped into two primary categories: loose tube and tight-buffer. Ribbon fiber and blown fiber are other categories of fiber optic cable design that are not discussed here.

Loose Tube Fiber Optic Cable.    A typical outside plant loose tube fiber optic cable consists of optical fibers that have a thin primary buffer coating and are grouped into one or more thin, rigid tubes that are flooded with gel to provide moisture protection to the optical fiber. The tubes are stranded around a strength element, such as a central strand of fiberglass or steel. This combination of elements is again flooded with gel and covered with one or more layers of plastic or steel that serve as a protective outer jacket, forming a loose tube fiber optic cable. A single cable often contains many optical fibers, with groups of optical fibers contained in the individual tubes within the fiber optic cable. This type of fiber optic cable is relatively stiff and is primarily used for long, relatively straight outdoor runs, such as in long-haul networks and in parts of metropolitan networks. One major drawback to the typical design of loose tube fiber optic cable is that it is difficult to terminate. Termination is the point where the optical fiber is either connected to another optical fiber or to communications equipment. Termination of a loose tube fiber optic cable requires extensive cleaning of the gel filling and preparation of the fiber ends. This is a messy, time consuming and expensive process, which translates into higher installation costs. Additionally, the individual fibers are less mechanically protected, particularly at the point of termination, making them more difficult to terminate. As a result, we believe traditional loose tube fiber optic cables are generally less suitable for shorter distance applications and for applications that have a large number of termination points. Also, under various environmental conditions, loose tube fiber optic cables may experience problems with water penetration and chemical interaction of the gel with fiber buffers that can cause the optical fiber to become weak and brittle over time. Furthermore, most loose tube fiber optic cables are not suited for indoor use because they are flammable.

In addition to the typical outside plant loose tube fiber optical cable design, manufacturers increasingly are offering loose tube designs with dry-gel or no-gel construction. Certain of these cables are designed to be used indoors, or both indoors and outdoors. The advantage of using such loose tube designs is a lower cost per cabled fiber meter. However, we believe termination and installation is not easy as with a tight-buffer cable construction. The individual fibers are not as well protected mechanically and therefore can be subject to more stress during the cable installation, particularly around tight corners, and at the point of termination.

Tight-buffer Fiber Optic Cable.    Tight-buffer fiber optic cable consists of optical fibers that have a primary buffer coating and an additional, heavier secondary tight buffer coating that is placed on each individual optical fiber for added protection. This combined buffer coating is typically six times thicker than the buffer used in loose tube fiber optic cables, providing much greater mechanical and environmental protection for each individual optical fiber. To form the fiber optic cable, groups of buffered optical fibers are combined with aramid yarn and sometimes other strength elements and covered with an outer protective jacket. Certain tight-buffer fiber optic cable designs are specifically for indoor use only. Since indoor use only tight-buffer fiber optic cables are not designed for outdoor installation, there is no need for gel or other fillings to protect against moisture. Tight-buffer fiber optic cables address many of the shortfalls presented by loose tube cable. It is significantly easier and faster to terminate because, without the messy gel, it requires no cleaning and little preparation. However, due to the amount of buffer material used in tight-buffer fiber optic cable, it can be too unwieldy and costly for long-haul, high fiber count applications. Furthermore, standard indoor tight-buffer fiber optic cable is not designed to withstand the additional environmental challenges presented by outdoor use.

In addition to indoor only tight-buffer fiber optic cable designs, there are also tight-buffer fiber optic cables designed to be used both indoor and outdoors. In many fiber optic cable installations, loose tube fiber optic cables are terminated at building entrances and spliced to standard indoor tight-buffer fiber optic cable, which is run indoors. We believe this installation method is not optimal due to the considerable time and expense associated with these multiple terminations and the potential for ongoing fiber failures and optical signal loss at the termination points. The introduction of indoor/outdoor tight-buffer fiber optic cable alleviated these issues. Indoor/outdoor tight-buffer fiber optic cable enjoys all of the benefits of standard tight-buffer fiber optic cable, but its design, fabrication techniques and materials enable it to survive the range of conditions presented by outdoor installations. These same characteristics can make indoor/outdoor tight-buffer cable more rugged and survivable even in indoor only installations where, for example, there can be long pulling distances through conduits with a variety of bends and corners. Additional outdoor environmental challenges might include exposure to moisture, ultra-violet radiation and a variety of microorganisms, animals and insects.

Indoor/outdoor tight-buffer fiber optic cable can be run directly into buildings without the need for costly and time-consuming transitions from loose tube fiber optic cable at building entrances. As a result, we believe indoor/outdoor tight-buffer fiber optic cable is ideal for use in short and moderate distance applications in access and enterprise networks which require a strong, flexible cable and have numerous termination points, such as installations at universities, corporate campuses, industrial and office complexes, and in a variety of other applications where multiple buildings are interconnected. Due to the significant advantages in moderate distance applications with numerous termination points and subject to the recent economic slowdown and funds being available for expansion, we believe that the market for indoor/outdoor tight-buffer fiber optic cable is poised for growth as fiber optic technology is increasingly deployed in enterprise and access networks.

OUR SOLUTION

Focus on Indoor/Outdoor Tight-buffer Cable

We manufacture and market a broad range of indoor/outdoor tight-buffer fiber optic cables for use in a variety of short to moderate distance applications which are designed to be very rugged and survivable.

Fiber optic cables used for short to moderate distance applications may be subjected to many different stress environments. Cables installed inside buildings may be routed through cable trays, floor ducts, conduits and walls and may encounter sharp corners or edges. They may be pulled without lubricant, resulting in higher pull tensions, and stressed to the breaking point if care is not used. In the outdoor and underground environments, cables are often subjected to moisture, ultra-violet radiation and long pulling distances through conduits with a variety of bends and corners, resulting in high pulling tensions. These conditions can be aggravated if installers are not adequately trained in the installation of fiber optic cable. We recognized that, for many applications, the stresses on the cables during installation are similar to those in the military tactical environment, for which our technology was initially developed. We applied this technology to develop commercial products serving a market that could not be adequately served by other types of fiber optic cable, including loose-tube gel-filled cable or indoors only tight-buffer fiber optic cable.

We believe our indoor/outdoor tight-buffer fiber optic cables provide significant advantages to distributors, installers, systems integrators and most importantly, end-users. We believe installers and systems integrators find that the multipurpose feature of our fiber optic cables can significantly reduce installation costs by eliminating the need to transition from outdoor fiber optic cable to indoor fiber optic cable at a building entrance. Our products also enhance network reliability by eliminating splices and reducing potential stress on optical fibers that could lead to breakage. We believe the simplified installation, lower cost and enhanced reliability of our products are valued by the end-user because a long lasting, trouble-free fiber optic cable minimizes down time and maximizes system availability.

We also believe that our indoor/outdoor tight-buffer cables are particularly well suites for installations in harsher environments, such as those that exist in mining, petrochemical and industrial applications.

Technological Advantages

As a result of our experience developing tight-buffer fiber optic cables, in particular to meet the stringent requirements for military applications, we believe we have a unique technology base that provides significant advantages in addressing the tight-buffer fiber optic cable market. We have developed considerable expertise in fiber optic cable design, manufacturing and production processes that enable us to produce high performance fiber optic cables cost effectively. Our indoor/outdoor tight-buffer fiber optic cables are designed to provide superior protection against exposure to the elements.

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

Customer Focus

We focus on supporting our customers to enhance their business, and we work closely with our customers to identify and define their unique requirements. Sometimes this requires us to create custom fiber optic cables for a variety of special applications and environments. We have established close relationships with our customers. We believe these close relationships allow us to better understand our customers’ specific needs, gives our customers an opportunity to understand how our products can uniquely satisfy their needs, and allow us to deliver more responsive solutions and support. By becoming involved early in our customers’ network design process, we hope to have the opportunity to have our products specified as the fiber optic cables to be used in the customer’s network.

Broad Product Offering

We manufacture a broad, state-of-the-art line of tight-buffer fiber optic cables. We produce what we believe to be the industry’s widest array of indoor/outdoor tight-buffer fiber optic cables with features and performance characteristics to address the needs of the enterprise market in particular, and to a lesser extent the metropolitan and access markets. Our fiber optic cables range from small single fiber cables for patch cords to large high fiber count fiber optic cables for major network trunks and from fiber optic cables used in computer facilities to those used in underground installations. We also offer aerial self-supporting fiber optic cables for easy installation on pole lines, military tactical fiber optic cables, and specialty fiber optic cables for special markets. This wide range of products makes us attractive as a one-stop source for customers with unique as well as standard fiber optic cable requirements.

Our Strategy

Our objective is to be a leading manufacturer and supplier of indoor/outdoor tight-buffer fiber optic cables for the access and enterprise networks markets by targeting specific market segments in those markets for which our product lines are particularly well suited. We intend to expand our business by providing fiber optic cables that are versatile, reliable, cost effective and responsive to evolving market requirements.

PRODUCTS

We manufacture and market a broad array of fiber optic cables that provide high bandwidth transmission of data, video and voice communications over short to moderate distances. Our product line is diverse and versatile, in keeping with evolving application needs of customers within our markets. Our tight-buffer fiber optic cables address the needs of the enterprise market in particular, and to a lesser extent the metropolitan and access markets.

The following summarizes the major construction types of fiber optic cables we produce and their attributes; however, we produce many other types of fiber optic cables as well:

A-Series Assembly Fiber Optic Cables.    Our A-Series fiber optic cables contain one or two optical fiber units. A-Series fiber optic cables contain tight-buffer optical fibers which are surrounded by a layer of Kevlar(TM) or other aramid yarn strength members to prevent the optical fiber from being stretched if there is tension on the fiber optic cable. A flexible and resilient thermoplastic outer jacket is then applied to further strengthen and protect the optical fiber. These fiber optic cables are used for jumpers, which are short length patch cords, and for pigtails, which are short lengths of fiber optic cable with a connector on one end. Various outer jacket materials are offered to provide flammability ratings and handling characteristics tailored to customers’ needs. These fiber optic cables are sometimes privately labeled and often sold to original equipment manufacturers that produce the fiber optic cable assemblies.

B-Series Breakout Fiber Optic Cables.    Our B-Series fiber optic cables consist of a number of subcables, each consisting of a single optical fiber, Kevlar(TM) or other aramid yarn strength members and a subcable jacket. These subcables are tightbound in a pressure extruded, high performance Core-Locked(TM) outer jacket to form the finished multifiber fiber optic cables. Like the A-Series fiber optic cables, the subcables are intended to be terminated directly with connectors. This direct termination feature makes this fiber optic cable type particularly well suited for shorter distance installations, where there are many terminations and termination costs are more significant. The materials and construction of the fiber optic cable permit its use both indoors and outdoors. These features make the fiber optic cables cost effective for use in campus and industrial complex installations and between and within buildings since there is no need to splice outdoor fiber optic cables to indoor fiber optic cables at the building entrance.

D-Series Distribution Fiber Optic Cables.    Our D-Series fiber optic cables are made with the same tight-buffer optical fiber as the B-Series fiber optic cables and with a high performance outer jacket. Unlike the B-Series fiber optic cables, each tight-buffer optical fiber in a D-Series fiber optic cable is not covered with a separate subcable jacket, giving the D-Series cables a smaller and more lightweight configuration. Our D-Series fiber optic cables also are available with a Core-Locked jacket. However, the tight-buffer optical fiber and high performance outer jacket make D-Series fiber optic cables rugged and survivable. D-Series fiber optic cables are intended for longer distance applications, where termination considerations are less important and often traded off for size, weight and cost. They also can be armored for additional protection for use in buried and overhead installations. The high strength to weight ratio of these fiber optic cables makes them well suited for installations where long lengths of fiber optic cables must be pulled through duct systems. D-Series fiber optic cables are used in relatively longer length segments of installations, such as trunking, LAN and distribution applications, optical fiber in the loop, optical fiber to the curb and drop cables.

G-Series Subgrouping Fiber Optic Cables.    Our G-Series fiber optic cables combine a number of multifiber subcables, each similar to a D-Series fiber optic cable. Each multifiber subcable is tightbound with an elastomeric jacket, providing excellent mechanical and environmental performance. These subcables are contained in a pressure extruded, high performance Core-Locked(TM) outer jacket to form the finished fiber optic cable. This design permits the construction of very high fiber count fiber optic cables. These fiber optic cables may be used where groups of optical fibers are routed to different locations.

Other Fiber Optic Cable Types.    We produce many variations on the basic fiber optic cable styles discussed above for more specialized installations, as well as various hybrid cables. For outdoor applications, we can armor both the B-Series and D-Series fiber optic cables with corrugated steel tape for further protection in underground or overhead installations. For overhead installations on utility poles, we offer several self-supporting versions of the D-Series fiber optic cables, with higher performance outer jackets, as well as M-Series aerial messenger cables which include a stainless steel or galvanized steel, self-supporting messengered construction. Our fiber optic cables are available in several flammability ratings, including plenum for use in moving air spaces in buildings, and riser for less critical flame-retardant requirements. Zero halogen versions of the B-Series and D-Series fiber optic cables are available for use in enclosed spaces where there is concern over release of toxic gases during fire. We offer composite fiber optic cables combining optical fiber and copper wires to facilitate the transition from copper wire to optical fiber-based systems without further installation of fiber optic cables. We produce a line of VS-Series security cables which include copper power feeds in the cable with the optical fiber. These cables are particularly well suited for surveillance camera operation. We also offer specialty fiber optic cables, including military tactical and mining fiber optic cables.

CUSTOMERS

We had a global customer base selling in over 50 countries in fiscal year 2002. Our customers include distributors, original equipment manufacturers, system integrators, electrical contractors, value added resellers and end-users. The following is a list of representative types of end-users of our fiber optic cables:

•	Educational Institutions. Colleges, universities, high schools and grade schools are continually upgrading and improving their networks, with existing LANs being expanded and upgraded for higher data transmission speeds, optical fiber to the dorm and other applications. These systems link personal computers with central file servers. As interactive learning systems require increased transmission speeds, optical fiber becomes a logical medium.

•
Financial Institutions, Insurance Companies and Other Large Businesses.    Banks, stock trading companies, insurance companies, and other large businesses often need to distribute time critical data among a large number of workstations. Businesses are increasingly using fiber optic backbones to cable their enterprise networks to meet these needs.

•
Government Agencies.    Government agencies tend to have large buildings or complexes, many people, and the need to access and process large quantities of data. Like commercial institutions, these routinely include high performance LANs with fiber optic segments in the backbone. Security also may be desired, and therefore, optical fiber to the desk or workstation may be implemented.

•
Industrial and Manufacturing Facilities.    Industrial and manufacturing facilities typically have a more severe environment than other types of businesses with heavy electrical equipment. Fiber optic cable in this environment offers immunity to electrical noise, ruggedness, high information carrying capacity and greater distance capability. Our products are installed in automotive assembly plants, steel plants, chemical and drug facilities, petrochemical facilities and petroleum refineries, mines and other similar environments.

•
Original Equipment Manufacturers.    Original equipment manufacturers typically manufacture fiber optic cable assemblies, which are short lengths of fiber optic cable pre-terminated with connectors. Supporting virtually all segments of the market, these manufacturers consume large quantities of fiber optic cables, which are often privately labeled.

•	Military. Our core technologies enable us to develop and efficiently produce fiber optic cables for military tactical applications that survive extreme mechanical and environmental conditions.

•
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

SALES AND MARKETING

We used a combination of employee sales staff, dedicated sales representatives, multi-line sales representatives and distributors to serve and attract customers both domestically and in over 50 countries during fiscal year 2002. We believe it is important to maintain customer diversity in order to avoid dependence on any particular segment of the economy or area of the world. Our international net sales in fiscal years 2002, 2001 and 2000 were 23%, 23% and 21% of our net sales. International sales are made primarily through foreign distributors, system integrators and value-added resellers. (See Note 8 to the “Notes to Financial Statements” in our Annual Report for the fiscal year ended October 31, 2002, filed as Exhibit 13.1 to this report on Form 10-K.)

The decision to purchase our products may be made by end-users, distributors, electrical contractors, system integrators, or specialized installers and influenced by architects, engineers and consultants. We advertise in fiber optic trade journals and other communications magazines and participate in various domestic and international trade shows attended by customers and prospective customers.

MANUFACTURING AND SUPPLIERS

We have developed considerable expertise in fiber optic cable design, manufacturing and production processes that enable us to produce high performance fiber optic cables cost effectively. Our proprietary manufacturing software and hardware provides us with automated manufacturing capabilities which enable us to rapidly respond to customer requests for additional or unique products. Many of our important technological advances result from our ability to closely monitor, modify and refine our production processes.

Our manufacturing operations consist of applying a variety of raw plastic materials to optical fibers. The key raw material in the manufacture of our products is optical fiber, which we purchase from a number of manufacturers. We work closely with our vendors to ensure a continuous supply. We have two sources for aramid yarns and several suppliers of plastic coating materials.

An important factor in our success is our ability to deliver product on time. Therefore, we work to obtain adequate supplies of raw materials in a timely manner from existing or, when necessary, alternate sources. Any disruption in the supply of raw materials could adversely affect our fiber optic cable production capability and our operating results. Some of our suppliers of optical fiber also are our competitors. We believe that we carry a sufficient supply of raw materials and finished goods inventory to deal with short-term disruptions in supply of raw materials and to meet customer orders promptly.

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

COMPETITION

The market for fiber optic cable is highly competitive. There are approximately five leading producers of fiber optic cables in the United States. In general, these companies primarily supply loose tube fiber optic cables, but they also produce large volumes of tight-buffer fiber optic cables. Corning Cabling Systems, Pirelli, OFS (formerly Lucent Technologies) and Alcatel are the dominant producers of fiber optic cables for the long-haul market and are principal suppliers of optical fiber worldwide. In the market for tight-buffer fiber optic cables supplying the short to moderate distance market, we compete with Corning Cabling Systems and OFS, as well as other domestic and international companies such as Alcatel, Draka, General Cable, Pirelli, Mohawk/CDT, Berk-Tek and CommScope.

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

We believe that we compete successfully against our competitors on the basis of:

•	breadth of product features;

•	quality;

•	ability to meet delivery schedules;

•	technical support and service; and

•	total cost of installation and ownership.

Maintaining these competitive advantages requires investment in product development and sales and marketing. There can be no assurance that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to maintain our competitive position. An increase in competition could have a material adverse effect on our business and operating results because of price reductions and loss of market share. Competition could increase if new companies enter the market or if existing competitors expand their product lines.

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

INTELLECTUAL PROPERTY

Our current manufacturing processes and products are not protected by patents. We rely on a combination of trade secret and technical measures to establish and protect our production technology rights. This protection may not deter misappropriation or stop competitors from developing production techniques or equipment with features identical, similar, or even superior to ours.

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

EMPLOYEES

As of October 31, 2002, we employed a total of 152 persons on a full-time basis, including 42 in sales, marketing and customer service, 90 in manufacturing, engineering, product development and quality control and 20 in finance and administration. None of our employees is represented by a labor union. We have experienced no work stoppages and believe our employee relations are good.

Item 2.    Properties.

Our principal administration, marketing, manufacturing, and product development facilities are situated on approximately 23 acres of land owned by us that is adjacent to the Roanoke, Virginia airport and major trucking company facilities. Our facilities are housed in an approximately 146,000 square foot building on this property. We own this building. We also lease a 385 square foot sales office in Fort Wayne, Indiana. We believe that we are currently operating at approximately 60% of our production capacity.

Item 3.    Legal Proceedings.

On September 27, 2000, the Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit under Title VII of the Civil Rights Act against us in the United States District Court for the Western District of Virginia. The lawsuit alleged a pattern or practice of discrimination on the bases of gender and race. The lawsuit sought injunctive and other relief and damages in an unspecified amount. On December 13, 2001, the parties reached an agreement as to the amount of a settlement (subject to final documentation and judicial review and approval). On February 20, 2002, we reached a final settlement of the case and the court issued a Consent Decree setting forth the terms of the settlement. Pursuant to the settlement and Consent Decree: (i) we paid $500,000 on February 22, 2002 and $175,000 on January 7, 2003; (ii) we are required to pay $175,000 in January 2004, to satisfy the gender and race class claims; (iii) we paid an additional $75,000 on February 20, 2002 to one individual specifically named in the complaint; and (iv) we are required to spend at least $75,000 for our planned diversity, recruitment and human resource management programs over the term of the Consent Decree. We recorded a charge in the fourth quarter of fiscal year 2001 in the amount of $902,000 representing $575,000 payable upon entry of the Consent Decree, as well as $327,000 representing the present value at that date of the two equal payments in the amount of $175,000 payable in January 2003 and 2004. During the fiscal year ended October 31, 2002, we recorded accretion of the associated discount as interest expense in the amount of $13,000. The $75,000 used for our planned diversity, recruitment and human resource management programs is being expensed as incurred.

We were named as a defendant in two lawsuits filed in the United States District Court for the Southern District of New York seeking to compel us to authorize our transfer agent to transfer unregistered, restricted stock on our stock ledger. The first suit was filed on October 22, 2001, by Bear, Stearns & Co. Inc. and Bear, Stearns Securities Corporation (collectively, “Bear Stearns”). The second suit was filed on October 26, 2001, by UBS PaineWebber Inc. (“PaineWebber”). In each case, PaineWebber and Bear Stearns sought injunctive relief with respect to our common stock sold by them in the course of liquidating either brokerage accounts or repossessed shares of our former Chairman, President and Chief Executive Officer, to cover personal margin loans made by the brokerage firms to him. Both suits also contained a claim of monetary damages caused by the alleged wrongful refusal by us to authorize the transfers in connection with the liquidations. During the fiscal year ended October 31, 2002, both suits were dismissed. PaineWebber voluntarily dismissed its lawsuit with prejudice, while the Bear Stearns lawsuit was voluntarily dismissed without prejudice.

The Company, our former Chairman, President and Chief Executive Officer Robert Kopstein, and two other officers and directors, Luke J. Huybrechts and Kenneth W. Harber, were named as defendants in a consolidated class action lawsuit pending in the United States District Court for the Western District of Virginia (the “Consolidated Suit”). The first class action lawsuit was filed on November 26, 2001, by Charles S. Farrell, Jr., on behalf of himself and others similarly situated. The second class action lawsuit was filed on December 14, 2001, by Lerner Group, on behalf of itself and others similarly situated. The third class action lawsuit was filed on December 27, 2001, by Richard Simone, on behalf of himself and others similarly situated. The fourth class action lawsuit was filed on January 31, 2002, by Charles H. Yeatts, on behalf of himself and others similarly situated. In each of the four suits, the defendants in the actions were the Company, Kopstein and various John Does (unidentified officers and/or directors of the Company during the class period described below). The United States District Court for the Western District of Virginia appointed a group of shareholders as the lead plaintiffs for the Consolidated Suit. In the Consolidated Suit, the plaintiffs purported to represent purchasers of our common stock during the period ranging from June 14, 2000, through September 26, 2001, (the class period), and alleged that the defendants violated Sections 10(b) and 20 of the federal Securities Exchange Act of 1934 in making certain alleged misrepresentations and/or omitting to disclose material facts. The plaintiffs in the Consolidated Suit sought compensatory damages in an unspecified amount, as well as reasonable costs and expenses incurred in the cause of action, including attorneys’ fees and expert fees.

On June 26, 2002, we issued a press release announcing that we reached a tentative agreement to resolve the Consolidated Suit. The settlement provided for a cash payment of $700,000 and the issuance of warrants to purchase 250,000 shares (adjusted for the 1-for-8 reverse stock split approved on July 30, 2002) of our common stock at an exercise price per share of $4.88 (adjusted for the 1-for-8 reverse stock split).

On July 22, 2002, the Court entered an Order of Preliminary Approval of the proposed settlement, and on September 23, 2002, the Court entered an Order and Final Judgment, approving the settlement and dismissing the Consolidated Suit with prejudice. The Order and Final Judgment was subject to appeal for 30 days after being entered. Since no appeal was filed with the Court within 30 days, the settlement became final and binding.

We paid $500,000 of the cash portion of the settlement upon preliminary court approval. The second and final installment, totaling $200,000, of the cash portion of the settlement was paid on November 1, 2002. The warrants will be exercisable for five years. We are in the process of registering the shares issuable upon the exercise of the warrants under the Securities Act of 1933, as amended.

We recorded a charge during fiscal year 2002 in the amount of $997,000 representing the estimated cost of the settlement and related professional fees incurred, net of insurance proceeds. Of the total amount expensed, approximately $320,000 represents the fair value of the warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $4.88 per share to be issued in connection with the settlement of the shareholder litigation. Generally accepted accounting principles require the fair value to be adjusted at each reporting period until such time that the warrants are issued and the underlying shares of common stock to be issued on exercise are registered. Therefore, the Company will recognize related income or expense in future periods’ statements of operations until the previously noted requirements are met. Such recognized income or expense will be a non-cash item and have no impact on our net cash flow. The warrant expense portion of the accrued shareholder litigation settlement expense is calculated using the Black-Scholes pricing model and, as of October 31, 2002, the closing price of our common stock of $1.84 per share on that day was used in that calculation. See “Quantitative and Qualitative Disclosures About Market Risk” below for a discussion of the potential non-cash impact on future financial results.

On January 3, 2003, Anicom, Inc., a former customer of the Company that is in bankruptcy, filed a complaint against us in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the Complaint). The Complaint seeks to avoid and recover certain alleged preferential payments in the approximate amount of $1,100,000. We have reviewed the claim with legal counsel and believe it is without merit. We intend to defend this claim vigorously.

Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended October 31, 2002.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

The information contained under the caption “Corporate Information” of our Annual Report for the fiscal year ended October 31, 2002, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 6.    Selected Financial Data.

The information contained under the caption “Selected Financial Information” of our Annual Report for the fiscal year ended October 31, 2002, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained under the caption “Management’s Discussion and Analysis” of our Annual Report for the fiscal year ended October 31, 2002, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of October 31, 2002, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk, with the exception of the portion of accrued shareholder litigation settlement expense that represents the fair market value of the warrants to be issued in connection with the settlement. As of October 31, 2002, the portion of accrued shareholder litigation settlement expense that represents the fair market value of the warrants to be issued in connection with the settlement approximated $320,000. The fair market value is calculated using the Black-Scholes pricing model. Assuming a 100% increase in the market price of our common shares, we estimate the portion of accrued shareholder litigation settlement expense that represents the fair market value of the warrants to be issued in connection with the settlement would increase approximately $429,000, or 134%. Assuming a 20% decrease in the market price of our common shares, we estimate the portion of accrued shareholder litigation settlement expense that represents the fair market value of the warrants to be issued in connection with the settlement would decrease approximately $75,000, or 24%.

Item 8.    Financial Statements and Supplementary Data.

The information contained under the captions “Financial Statements,” “Notes to Financial Statements” and “Independent Auditors’ Report” of our Annual Report for the fiscal year ended October 31, 2002, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

For information with respect to the Directors of the registrant, see “Election of Directors” in the Proxy Statement for the 2003 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

For information with respect to the executive officers and significant employees of the registrant, see “Executive Officers and Other Significant Employees” in the Proxy Statement for the 2003 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference. The information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, which is set forth under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement for the 2003 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

Item 11.    Executive Compensation.

The information set forth under the captions “Executive Compensation,” “Compensation Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Performance Graph” in the Proxy Statement for the 2003 Annual Meeting of Shareholders of the Company is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The information pertaining to shareholders beneficially owning more than five percent of the Company’s common stock and the security ownership of management, which is set forth under the caption “Beneficial Ownership of Common Stock” in the Proxy Statement for the 2003 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

The information with respect to certain transactions with management of the Company, which is set forth under the caption “Certain Relationships and Transactions with Management” in the Proxy Statement for the 2003 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

Item 14.    Controls and Procedures.

The Company’s principal executive officer and principal financial officer are the same person. He has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Annual Report on Form 10-K. Based upon his evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	List of documents filed as part of this report:

1.
Financial statements: The Company’s financial statements and related information are hereby incorporated by reference to pages 23 to 45 of the Company’s Annual Report filed as Exhibit 13.1 to this Form 10-K.

2.	Financial statement schedules: All schedules are omitted, as the required information is inapplicable or the information is presented in financial statements or related notes thereto.

3.	Exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K are as follows:

Exhibit No.	Description

3.1
Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated by reference to Exhibit 1 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

3.2
Bylaws of Optical Cable Corporation, as amended (filed as exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1997 (file number 0-27022), and incorporated herein by reference).

4.1
Form of certificate representing Common Stock (filed as exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1997 (file number 0-27022), and incorporated herein by reference).

10.1	Amendment to Loan and Security Agreement dated December 30, 2002 by and between Congress Financial Corporation and Optical Cable Corporation. FILED HEREWITH.

10.2*
Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective September 1, 2001 (incorporated by reference to exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2001 (file number 0-27022)).

10.3*
Employment Agreement by and between Optical Cable Corporation and Ken Harber, effective November 21, 2001, and amendment thereto (incorporated by reference to exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2001 (file number 0-27022)).

10.4
Employment Agreement by and between Optical Cable Corporation and Luke Huybrechts, effective November 21, 2001, and amendment thereto (incorporated by reference to exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2001 (file number 0-27022)).

10.5
Loan and Security Agreement by and among Congress Financial Corporation (as agent), Wachovia Bank, National Association (as lender) and Optical Cable Corporation dated April 18, 2002 (incorporated by reference to exhibit 4.1 to our Quarterly Report on Form 10-Q for the period ended April 30, 2001 (file number 0-27022)).

10.6*	Optical Cable Corporation Employee Stock Purchase Plan (incorporated by reference to exhibit 10.9 to our Quarterly Report on Form 10-Q for the period ended July 31, 1998 (file number 0-27022)).

10.7*	Optical Cable Corporation 1996 Stock Incentive Plan (incorporated by reference to exhibit 28.1 to our Registration Statement on Form S-8 No. 333-09733).

13.1	Annual Report. FILED HEREWITH.

23.1	Consent of KPMG LLP to incorporation by reference of independent auditors’ report incorporated by reference into this Form 10-K into registrant’s registration statement on Form S-8.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.
                        * Management contract or compensatory plan or agreement.

(b)	Reports on Form 8-K:

There were two reports on Form 8-K filed by the Company during the fourth quarter of fiscal year 2002:

Form 8-K dated as of July 30, 2002, filed August 6, 2002, reporting under Item 5.
Form 8-K dated and filed October 25, 2002, reporting under Item 5.

No financial statements were included in either of these reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTICAL CABLE CORPORATION

Date: January 29, 2003	By:	/s/ NEIL D. WILKIN, JR. Neil D. Wilkin, Jr. President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of January 29, 2002.

Date: January 29, 2003	/s/ NEIL D. WILKIN, JR. Neil D. Wilkin, Jr. President, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)

Date: January 29, 2003	/s/ LUKE J. HUYBRECHTS Luke J. Huybrechts Senior Vice President of Sales and Director

Date: January 29, 2003	/s/ TRACY G. SMITH Tracy G. Smith Controller (Principal Accounting Officer)

Date: January 29, 2003	/s/ KENNETH W. HARBER Kenneth W. Harber Vice President of Administration, Secretary and Director

Date: January 29, 2003	/s/ RANDALL H. FRAZIER Randall H. Frazier Director

Date: January 29, 2003	/s/ JOHN M. HOLLAND John M. Holland Director

Date: January 29, 2003	/s/ CRAIG H. WEBER Craig H. Weber Director

SECTION 302 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
AND CHIEF FINANCIAL OFFICER

I, Neil D. Wilkin, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of Optical Cable Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 29, 2003

/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr. President (principal executive officer) and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

3.3
Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated by reference to Exhibit 1 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

3.4
Bylaws of Optical Cable Corporation, as amended (filed as exhibit 3.2 to the Registrant’s Annual Report on
Form 10-K for the fiscal year ended October 31, 1997 (file number 0-27022), and incorporated herein by reference).

4.2
Form of certificate representing Common Stock (filed as exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1997 (file number 0-27022), and incorporated herein by reference).

10.1	Amendment to Loan and Security Agreement dated December 30, 2002 by and between Congress Financial Corporation and Optical Cable Corporation. FILED HEREWITH.

10.2*
Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective September 1, 2001 (incorporated by reference to exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2001 (file number 0-27022)).

10.3*
Employment Agreement by and between Optical Cable Corporation and Ken Harber, effective November 21, 2001, and amendment thereto (incorporated by reference to exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2001 (file number 0-27022)).

10.4
Employment Agreement by and between Optical Cable Corporation and Luke Huybrechts, effective November 21, 2001, and amendment thereto (incorporated by reference to exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2001 (file number 0-27022)).

10.5
Loan and Security Agreement by and among Congress Financial Corporation (as agent), Wachovia Bank, National Association (as lender) and Optical Cable Corporation dated April 18, 2002 (incorporated by reference to exhibit 4.1 to our Quarterly Report on Form 10-Q for the period ended April 30, 2001 (file number 0-27022)).

10.6*	Optical Cable Corporation Employee Stock Purchase Plan (incorporated by reference to exhibit 10.9 to our Quarterly Report on Form 10-Q for the period ended July 31, 1998 (file number 0-27022)).

10.7*	Optical Cable Corporation 1996 Stock Incentive Plan (incorporated by reference to exhibit 28.1 to our Registration Statement on Form S-8 No. 333-09733).

13.1	Annual Report. FILED HEREWITH.

23.1	Consent of KPMG LLP to incorporation by reference of independent auditors’ report incorporated by reference into this Form 10-K into registrant’s registration statement on Form S-8. FILED HEREWITH.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

* Management contract or compensatory plan or agreement.