Form 10-Q
period 2003-01-31
OPTICAL CABLE CORP
filed 2003-03-17
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

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

(540) 265-0690

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X   No         (2)  Yes  X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes          No  X

As of March 12, 2003, 5,452,785 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Three Months Ended January 31, 2003

Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

Condensed Balance Sheets – January 31, 2003 and October 31, 2002

Condensed Statements of Operations – Three Months Ended January 31, 2003 and 2002

Condensed Statement of Changes in Shareholders’ Equity – Three Months Ended January 31, 2003

Condensed Statements of Cash Flows – Three Months Ended January 31, 2003 and 2002

Condensed Notes to Condensed Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings

	Item 2.	Changes in Securities and Use of Proceeds

	Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATION

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

OPTICAL CABLE CORPORATION

Condensed Balance Sheets

	(Unaudited)
Assets	January 31, 2003	October 31, 2002
Current assets:
Cash	$—	$746,771
Trade accounts receivable, net of allowance for doubtful accounts of $590,355 at January 31, 2003 and $476,124 at October 31, 2002	8,015,553	7,795,058
Income taxes refundable	908,728	840,013
Other receivables	305,639	285,639
Due from employees, net of allowance for uncollectible advances of $59,078	29,892	31,467
Inventories	8,924,913	9,412,130
Prepaid expenses	414,222	492,201
Deferred income taxes	177,684	180,144

Total current assets	18,776,631	19,783,423

Other assets, net	276,151	261,344
Property and equipment, net	11,601,559	11,907,567
Deferred income taxes	723,590	721,755

Total assets	$31,377,931	$32,674,089

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$3,160,054	$2,912,177
Accrued compensation and payroll taxes	505,250	859,899
Accrued shareholder litigation settlement expense	610,427	531,643

Total current liabilities	4,275,731	4,303,719

Note payable to bank	2,076,831	—
Other liabilities	—	166,383

Total liabilities	6,352,562	4,470,102

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 5,452,785 shares at January 31, 2003 and 6,928,652 at October 31, 2002	—	55,313
Retained earnings	25,025,369	28,148,674

Total shareholders’ equity	25,025,369	28,203,987

Commitments and contingencies

Total liabilities and shareholders’ equity	$31,377,931	$32,674,089

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended January 31,
	2003	2002
Net sales	$9,746,015	$11,391,421
Cost of goods sold	6,248,180	6,895,184

Gross profit	3,497,835	4,496,237

Selling, general and administrative expenses	3,293,106	3,506,417
Shareholder litigation settlement expense	291,400	—
Loss on impairment of machinery and equipment	117,337	—

Income (loss) from operations	(204,008)	989,820

Other income (expense):
Interest income	4,710	7,152
Interest expense	(34,850)	(64,704)
Other, net	13,827	184

Other expense, net	(16,313)	(57,368)

Income (loss) before income tax expense	(220,321)	932,452

Income tax expense (benefit)	(68,299)	328,000

Net income (loss)	$(152,022)	$604,452

Net income (loss) per share:
Basic and diluted	$(0.02)	$0.09

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statement of Changes in Shareholders’ Equity

(Unaudited)

	Three Months Ended January 31, 2003
	Common Stock		Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balances at October 31, 2002	6,928,652	$55,313	$28,148,674	$28,203,987
Stock-based compensation	—	6,311	—	6,311
Repurchase of common stock (at cost)	(1,475,867)	(61,624)	(2,971,283)	(3,032,907)
Net loss	—	—	(152,022)	(152,022)

Balances at January 31, 2003	5,452,785	$—	$25,025,369	$25,025,369

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended January 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(152,022)	$604,452
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	288,833	293,718
Bad debt expense	113,437	270,659
Deferred income tax expense	625	21,507
Stock-based compensation expense	6,311	—
Shareholder litigation settlement expense	290,083	—
Loss on impairment of machinery and equipment	117,337	—
(Increase) decrease in:
Trade accounts receivable	(333,932)	999,621
Income taxes refundable	(68,715)	301,303
Other receivables	(20,000)	(125,400)
Due from employees	1,575	225
Inventories	487,217	223,559
Prepaid expenses	77,979	(75,093)
Other assets	(6,844)	—
Increase (decrease) in:
Accounts payable and accrued expenses and other liabilities	(139,437)	(346,585)
Accrued compensation and payroll taxes	(354,649)	(250,488)

Net cash provided by operating activities	307,798	1,917,478

Cash flows from investing activities:
Purchase of property and equipment	(63,339)	(124,986)
Receipt of cash surrender value of life insurance	—	367,469

Net cash provided by (used in) investing activities	(63,339)	242,483

Cash flows from financing activities:
Proceeds from (repayment of) notes payable to bank, net	2,076,831	(1,708,000)
Payments for financing costs	(35,154)	—
Repurchase of common stock	(3,032,907)	—

Net cash used in financing activities	(991,230)	(1,708,000)

Net increase (decrease) in cash	(746,771)	451,961

Cash at beginning of period	746,771	2,087,608

Cash at end of period	$—	$2,539,569

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2003

(Unaudited)

(1)	General

The accompanying unaudited condensed financial statements of Optical Cable Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2003. The unaudited condensed financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. For further information, refer to the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2002.

(2)	Allowance for Doubtful Accounts for Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not typically bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews outstanding trade accounts receivable at the end of each quarter and records allowances for doubtful accounts as deemed appropriate for (i) certain individual customers and (ii) for all other trade accounts receivable in total not specifically reviewed. In determining the amount of allowance for doubtful accounts to be recorded for individual customers, the Company considers the age of the receivable, the financial stability of the customer, discussions that may have occurred with the customer and management’s judgment as to the overall collectibility of the receivable from that customer. In addition, the Company establishes an allowance for all receivables that have not been individually reviewed. This general allowance for doubtful accounts is based on a percentage of total trade accounts receivable with different percentages used based on the different age of the receivables. The percentages used are based on the Company’s historical experience and management’s current judgment regarding the state of the economy. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. Also see note 10.

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the three months ended January 31, 2003 and 2002 follows:

	Three Months Ended January 31,
	2003	2002
Balance at beginning of period	$476,124	$572,853
Bad debt expense	113,437	270,659
Losses charged to allowance	—	(4,030)
Recoveries added to allowance	794	—

Balance at end of period	$590,355	$839,482

(Continued)

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2003

(Unaudited)

(3)	Inventories

Inventories as of January 31, 2003 and October 31, 2002 consist of the following:

	January 31, 2003	October 31, 2002
Finished goods	$4,397,481	$4,329,080
Work in process	1,182,471	1,399,575
Raw materials	3,291,101	3,616,306
Production supplies	53,860	67,169

	$8,924,913	$9,412,130

(4)	Product Warranties

The Company generally warrants its products against certain manufacturing and other defects in material and workmanship. These product warranties are provided for specific periods of time and are applicable assuming the product has not been subjected to misuse, improper installation, negligence, or shipping damage. As of January 31, 2003 and October 31, 2002, the Company has accrued $125,000 and $100,000, respectively, for estimated product warranty claims in the accompanying condensed balance sheets included in accounts payable and accrued expenses. The accrued product warranty costs are based primarily on historical experience of actual warranty claims as well as current information on repair costs. Warranty claims expense for the three months ended January 31, 2003 totaled $25,000.

The following table summarizes the changes in the Company’s accrual for product warranties during the three months ended January 31, 2003:

Balance at beginning of period	$100,000
Liabilities accrued for warranties issued during the period	57,169
Warranty claims paid during the period	(41,169)
Changes in liability for pre-existing warranties during the period	9,000

Balance at end of period	$125,000

(5)	Warrants

Warrants to purchase shares of the Company’s common stock at an exercise price of $4.88 per share are in the process of being issued. The warrants are being issued to class members defined in a consolidated class action law suit in accordance with the settlement agreement approved by the United States District Court for the Western District of Virginia on September 23, 2002. Each warrant entitles the holder to purchase one share of the Company’s common stock. The total number of warrants to be issued in accordance with the settlement agreement is 250,000. During the three months ended January 31, 2003, 75,000 warrants had been issued. The warrants expire October 24, 2007.

The fair value of the 250,000 warrants, totaling $610,427, is recorded as accrued shareholder litigation settlement expense as of January 31, 2003. Generally accepted accounting principles require the fair value to be adjusted at each reporting period until such time that the warrants are issued and the underlying shares of common stock to be issued on exercise are registered. At such time, the fair value of the warrants will be reclassified to permanent equity.

(Continued)

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2003

(Unaudited)

During the three months ended January 31, 2003, the Company recorded an additional $290,000 of expense resulting from the variable accounting treatment of the warrants. Additionally, we will recognize related income or expense in future periods’ statements of operations until the previously noted requirements are met. Such recognized income or expense will be a non-cash item and have no impact on our net cash flow. The warrant expense portion of the accrued shareholder litigation settlement expense is calculated using the Black-Scholes pricing model and, as of January 31, 2003, the closing price of our common stock of $3.22 per share on that day was used in that calculation.

(6)	Note Payable to Bank

The Company has a revolving credit facility with Wachovia Bank, National Association. The three-year credit facility provides up to a maximum of $25 million and is collateralized by all of the Company’s tangible and intangible assets. Borrowings under the credit facility are subject to certain coverage ratios, advance limits and qualifications that are applied to the Company’s accounts receivable, inventory and fixed assets. The Company’s ability to access the full amount of the credit facility depends on the future growth of the Company’s borrowing base. As of January 31, 2003, the Company had outstanding borrowings under the credit facility in the amount of $2,076,831, with $6,884,077 unused and available. The outstanding balance on the credit facility has been reflected as noncurrent in the accompanying condensed balance sheet as of January 31, 2003 based on the scheduled maturity of the credit facility in April 2005. As of October 31, 2002, the Company had no outstanding borrowings under the credit facility.

The credit facility bears interest at one-half of one percent (0.50%) per annum above the prime rate (4.75% as of January 31, 2003). During the three months ended January 31, 2003, the Company met certain fixed charge coverage ratio requirements and the interest rate on the credit facility was reduced from three-quarters of 1% (0.75%) per annum above the prime rate (5.50% as of October 31, 2002) in accordance with the loan and security agreement. The facility also provides a LIBOR based rate at the Company’s option.

(7)	Stock Option Plan and Other Stock Options

The Company applies the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations for employee stock option grants and SFAS No. 123, Accounting for Stock-Based Compensation and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, for nonemployee stock option grants. Stock option activity during the three months ended January 31, 2003 is as follows:

	Number of Shares	Weighted-Average Exercise Price
Balance at October 31, 2002	415,308	$20.13

Granted	—	—
Exercised	—	—
Forfeited	(8,587)	$29.21

Balance at January 31, 2003	406,721	$19.93

(Continued)

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2003

(Unaudited)

The Company adopted on March 1, 1996 a stock incentive plan which is called the Optical Cable Corporation 1996 Stock Incentive Plan (the Plan). The Plan is intended to provide a means through the use of stock incentives that the Company can increase the personal financial interest employees have in the success of the Company, thereby stimulating the efforts of these employees and strengthening their desire to remain with the Company. The Company has reserved 750,000 shares of common stock for issuance pursuant to incentive awards under the Plan. As of January 31, 2003, there were approximately 265,000 additional shares available for grant under the Plan.

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

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

Three Months Ended January 31, 2003	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic net loss per share	$(152,022)	6,575,727	$(0.02)

Effect of dilutive stock options	—	—

Diluted net loss per share	$(152,022)	6,575,727	$(0.02)

Three Months Ended January 31, 2002	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$604,452	6,928,910	$0.09

Effect of dilutive stock options	—	3,037

Diluted net income per share	$604,452	6,931,947	$0.09

Stock options that could potentially dilute net income (loss) per share in the future that were not included in the computation of diluted net income (loss) per share (because to do so would have been antidilutive for the periods presented) totaled 406,721 and 95,445 for the three months ended January 31, 2003 and 2002, respectively. Likewise, 75,000 warrants that could potentially dilute net income (loss) per share in the future were not included in the computation of diluted net income (loss) per share because to do so would have been antidilutive for the three months ended January 31, 2003.

(9)	Shareholders’ Equity

On January 10, 2003, the Company repurchased 1,475,867 shares, or 21.3% of its outstanding common stock, no par value, in a privately negotiated transaction. The cost of the transaction, including brokerage fees, totaled $3,032,907. After the repurchase, the Company had 5,452,785 shares of common stock issued and outstanding.

(Continued)

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2003

(Unaudited)

At a Special Meeting of Shareholders held on July 30, 2002, the Company’s shareholders approved a 1-for-8 reverse stock split of all outstanding shares of common stock and a change in the number of authorized shares of the Company’s common stock from 100 million (pre-reverse split) to 50 million. The reverse split was effective at 12:01 a.m. (eastern daylight time) on July 31, 2002, at which time each eight shares of issued and outstanding common stock was converted into one issued and outstanding share of common stock. Fractional shares of stock were not issued as a result of the reverse stock split. Shareholders who would otherwise have received a fractional share of common stock received an equivalent amount of cash in lieu of fractional shares, based on the average closing price of the common stock for the ten trading days prior to, but not including, the effective date of the reverse stock split. All references to prior period share and per share data contained elsewhere in this quarterly report have been retroactively adjusted to reflect the impact of the approved reverse stock split.

(10)	Segment Information and Business and Credit Concentrations

The Company has a single reportable segment for purposes of segment reporting pursuant to SFAS No. 131, as the Company’s fiber optic cable products are similar in nature.

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of January 31, 2003 and October 31, 2002 have been adequately provided for in the condensed financial statements.

For the three months ended January 31, 2003, 14.1% of net sales were attributable to one major domestic distributor. No single customer accounted for more than 10% of net sales during the three months ended January 31, 2002. For the three months ended January 31, 2003 and 2002, approximately 82% and 66%, respectively, of net sales were from customers located in the United States, while approximately 18% and 34%, respectively, were from international customers.

(11)	Loss on Impairment of Machinery and Equipment

During the three months ended January 31, 2003, the Company recorded loss on impairment of machinery and equipment totaling $117,337 due to an automation upgrade initiative. The impairment loss relates to certain machinery and equipment not yet placed into service that the Company anticipates will be replaced in conjunction with the automation project. The loss represents the write-off of the carrying value of the machinery and equipment anticipated to be replaced.

(12)	Contingencies

On January 3, 2003, Anicom, Inc. a former customer that is in bankruptcy, filed a complaint against the Company in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the Complaint). The Complaint seeks to avoid and recover certain alleged preferential payments in the

(Continued)

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2003

(Unaudited)

approximate amount of $1,100,000. The Company has reviewed the claim with legal counsel and believes it is without merit. The Company intends to defend this claim vigorously. Furthermore, at this time the Company believes it is unlikely that this claim will have a material adverse impact on its financial position, results of operations or cash flows.

From time to time, the Company is involved in various other claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

This Form 10-Q may contain certain “forward-looking” information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to risks and uncertainties that may cause actual events to differ materially from our expectations. Factors that could cause or contribute to such differences include, but are not limited to, the level of sales to key customers, including distributors; the economic conditions affecting network service providers; corporate spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber); our dependence on a single manufacturing facility; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing; our dependence on a limited number of suppliers; an adverse outcome in litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in regulatory reviews and audits and potential regulatory reviews and audits; technological changes and introductions of new competing products; economic conditions that affect the telecommunications sector, certain technology sectors or the economy as a whole; terrorist attacks or acts of war, particularly given the acts of terrorism against the United States and subsequent military responses by the United States, and any potential future military conflicts; ability to retain key personnel; the impact of changes in accounting policies, including those by the Securities and Exchange Commission; changes in market demand, exchange rates, productivity, weather or market and economic conditions in the areas of the world in which we operate and market our products, and our success in managing the risks involved in the foregoing.

We caution readers that the foregoing list of important factors is not exclusive and we incorporate by reference those factors included in current reports on Form 8-K.

Amounts presented in the following discussion have been rounded to the nearest hundred thousand, unless the amounts are less than one million, in which case the amounts have been rounded to the nearest thousand.

Overview

We are a leading manufacturer of a broad range of tight-buffer fiber optic cables primarily for the local area network and premise markets, often referred to as the enterprise market. Our fiber optic cables are well-suited for use in short to moderate distance applications such as the connection of metropolitan, access and enterprise networks.

We pioneered the design and production of special tight-buffer fiber optic cables for the most demanding military field applications in the early 1980’s–applications requiring rugged, flexible and compact fiber optic cables. At our ISO 9001 registered facility in Roanoke, Virginia, we manufacture a broad range of fiber optic cables for “high bandwidth” transmission of data, video, and audio communications over short to moderate distances. Our cables can be used both indoors and outdoors and utilize a unique tight-buffer coating process and cable construction that provide excellent mechanical and environmental protection for each optical fiber. Our current portfolio of products is built on the evolution and refinement of the original fundamental technology into a comprehensive and versatile product line designed to provide end-users with significant value and performance.

Our fiber optic cables are easy and economical to install, provide a high degree of reliability and offer outstanding performance characteristics. We have designed and implemented an efficient and highly automated manufacturing process based on proprietary technologies. This enables us to produce high quality indoor/outdoor tight-buffer fiber optic cable rapidly and cost efficiently.

We sell our products internationally and domestically through our sales force to our customers, which include original equipment manufacturers, major distributors, regional distributors and various smaller distributors. International net sales were 18.2% and 34.1% for the quarters ending January 31, 2003 and 2002, respectively. Substantially all of our international sales are denominated in U.S. dollars. The lower percentage of international net sales in the first quarter of 2003 compared to the first quarter of 2002 resulted primarily from a large order of one international customer in 2002 that did not recur in 2003.

Net sales consist of gross sales of products less discounts, refunds and returns. Revenue is recognized at the time of product shipment or delivery to the customer (including distributors) provided that the customer takes ownership and assumes risk of loss, based on shipping terms. During the first quarter of 2003, 14.1% of our net sales were attributable to one major domestic distributor. No single customer accounted for more than 10% of our net sales during the first quarter of 2002.

A significant percentage of the selling price of our fiber optic cable is based on the cost of raw materials used. Single-mode fiber is less expensive than multimode fiber, and consequently single-mode fiber optic cables have a lower per unit selling price than comparable multimode fiber optic cables. We believe that the metropolitan and access markets are predominantly the users of single-mode fiber optic cable, and that increasingly, single-mode fiber optic cable is also being used for other short to moderate distance installations where higher bandwidth is required. To the extent that our sales mix shifts toward single-mode cables, we will have to increase the volume of our sales to maintain our current level of net sales.

Cost of goods sold consists of the cost of materials, compensation costs, product warranty costs and overhead related to our manufacturing operations. The largest percentage of costs included in cost of goods sold is attributable to costs of materials which are variable costs as opposed to fixed costs.

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

Results of Operations

The following table sets forth selected line items from our statements of operations as a percentage of net sales for the periods indicated:

	Three Months Ended January 31,
	2003	2002
Net sales	100.0%	100.0%
Cost of goods sold	64.1	60.5

Gross profit	35.9	39.5
Selling, general and administrative expenses	33.8	30.8
Shareholder litigation settlement expense	3.0	—
Loss on impairment of machinery and equipment	1.2	—

Income (loss) from operations	(2.1)	8.7
Other expense, net	(0.2)	(0.5)

Income (loss) before income tax expense (benefit)	(2.3)	8.2
Income tax expense (benefit)	(0.7)	2.9

Net income (loss)	(1.6)%	5.3%

Net Sales

Net sales decreased 14.4% to $9.7 million for the first quarter of fiscal year 2003 from $11.4 million for the same period in 2002. Net sales for the first quarter of fiscal year 2003 were lower than net sales of $10.6 million for the fourth quarter of fiscal year 2002 and equal to net sales of $9.7 million for the third quarter of fiscal year 2002. The decrease in net sales during first quarter 2003, when compared to the same period last year, was a result of economic weakness that particularly affected the technology and fiber optic cable sectors, and that significantly affected our net sales since the second half of fiscal year 2001. While we believe net sales have begun to stabilize during the second half of fiscal year 2002, we expect to return to the historical patterns of seasonality before the technology sector bubble and subsequent bust, namely relatively lower net sales during the first two quarters of each fiscal year when compared to average quarterly net sales for the fiscal year, and relatively higher net sales during the last two quarters of each fiscal year when compared to average quarterly net sales for the fiscal year. Total fiber meters shipped decreased 11.2% to 33.4 million fiber meters shipped in the first quarter of fiscal year 2003 from 37.7 million fiber meters shipped for the same period in 2002.

During the first quarter of 2003, we experienced an increase in product mix for cable containing multimode fiber (which typically has a higher relative sales price), compared to cable containing single-mode fiber (which typically has a lower relative sales price), when compared to the first quarter of 2002. The percentage of multimode fiber meters shipped to total fiber meters shipped during the first quarter 2003 was 75.2% compared to 63.4% during the first quarter of 2002; however, the impact of the decreased market demand due to overall economic conditions of the industry outweighed the impact on sales resulting from the change in product mix.

Cable containing multimode fiber is generally used for communications over shorter distances where the higher bandwidth capacity and the higher transmission equipment cost of single-mode fiber is not required. Multimode fiber optic cable is often used in datacom applications. Cable containing single-mode fiber is generally used for communications over longer distances and where higher bandwidth capacity is required. Single-mode fiber optic cable is often used in telecom, CATV and various Internet applications.

Gross Profit

Gross profit decreased 22.2% to $3.5 million for the first quarter of 2003 from $4.5 million for the same period in 2002. Gross profit margin, or gross profit as a percentage of net sales, decreased to 35.9% in first quarter 2003 from 39.5% in first quarter 2002, as overall production costs did not decrease at the same relative rate as the decrease in net sales. Although raw material cost per fiber meter shipped decreased during the first quarter of 2003 compared to the first quarter of 2002, manufacturing overhead costs and labor costs per fiber meter shipped remained relatively stable in the first quarter of 2003 compared to the first quarter of 2002. By comparison, the gross profit margin for the fourth of quarter 2002 was 34.8%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales were 33.8% in the first quarter of 2003 compared to 30.8% in the first quarter of 2002. The higher percentage in first quarter 2003 reflects the fact that net sales for the quarter decreased 14.4% compared to the same period last year, while selling, general and administrative expenses only decreased 6.1% compared to the first quarter of 2002. The decrease in selling, general and administrative expenses during first quarter 2003 compared to the same period last year is explained by a number of factors including (i) decreases in sales commissions and shipping costs due to decreased net sales, (ii) decreases in advertising and trade shows expense as a result of attempts to streamline our marketing and advertising efforts, and (iii) decreases in bad debt expense and legal fees (excluding those fees related to the shareholder litigation). These decreases were partially offset by increases in salaries and related human resources expenses resulting from successful efforts to fill newly created positions in sales and marketing.

Shareholder Litigation Settlement Expense

We recorded a charge during fiscal year 2002 in the amount of $997,000 representing the estimated cost of the settlement of a consolidated shareholder class action lawsuit and related professional fees incurred during fiscal year 2002, net of insurance proceeds; however, there was no charge related to the shareholder litigation in the first quarter of 2002. Of the total amount expensed during fiscal year 2002, approximately $320,000 represented the fair value of the warrants to purchase 250,000 shares of our common stock at an exercise price of $4.88 per share to be issued in connection with the settlement of the shareholder litigation. Generally accepted accounting principles require the fair value to be adjusted at each reporting period until such time that the warrants are issued and the underlying shares of common stock to be issued on exercise are registered. During the first quarter of fiscal year 2003, we recognized an additional $290,000 of expense resulting from the variable accounting treatment of the warrants. Additionally, we will recognize related income or expense in future periods’ statements of operations until the previously noted requirements are met. Such recognized income or expense will be a non-cash item and have no impact on our net cash flow. The warrant expense portion of the accrued shareholder litigation settlement expense is calculated using the Black-Scholes pricing model and, as of January 31, 2003, the closing price of our common stock of $3.22 per share on that day was used in that calculation. The shareholder lawsuit is described in more detail in “Liquidity and Capital Resources” below. Also see “Item 3 - Quantitative and Qualitative Disclosures About Market Risk” in Part 1 of this Form 10-Q for a discussion of the potential non-cash impact on future financial results.

Loss on Impairment of Machinery and Equipment

During the first quarter of fiscal year 2003, we recorded loss on impairment of machinery and equipment totaling $117,000 due to an automation upgrade initiative. The impairment loss relates to certain machinery and equipment not yet placed into service that the Company anticipates will be replaced in conjunction with the automation project. The loss is a non-cash item that represents the write-off of the carrying value of the machinery and equipment anticipated to be replaced. There was no such impairment loss during the first quarter of fiscal year 2002.

Other Income (Expense)

Other expense, net decreased to $16,000 in the first quarter of 2003 from $58,000 in the first quarter of 2002. The decrease was primarily due to reduced interest expense when comparing the first quarter of 2003 to the first quarter of 2002. The lower interest expense results from lower amounts payable under our new credit facility during the first quarter of 2003 compared to amounts payable under our former credit facilities during the first quarter of 2002. See also “Liquidity and Capital Resources” for further discussion of our revolving credit facility.

Income (Loss) Before Income Tax Expense (Benefit)

We incurred a $220,000 loss before tax benefit for the first quarter of fiscal year 2003 whereas we reported income before tax expense of $932,000 for the first quarter of fiscal year 2002. This change was primarily due to a decrease in gross profit of $998,000 and the two non-cash charges recorded during the first quarter of fiscal year 2003 described above under “Shareholder Litigation Settlement Expense” and “Loss on Impairment of Machinery and Equipment,” partially offset by the decrease in selling, general and administrative expenses of $213,000.

Income Tax Expense (Benefit)

Income tax benefit totaled $68,000 for the first quarter of fiscal year 2003 compared to income tax expense of $328,000 for the first quarter of fiscal year 2002. This change was due primarily to the fact that we incurred a loss before tax benefit for the first quarter of fiscal year 2003 compared to income before tax expense for the first quarter of fiscal year 2002. Additionally, the amounts reflect a change in our expected effective tax rate for 2003 compared to 2002. Our effective tax rate was 31.0% in the first quarter of 2003 compared to 35.2% in the first quarter of 2002.

Fluctuations in our effective tax rates are due primarily to the amount and timing of the tax benefits related to our Extraterritorial Income Exclusion which exempts from federal income taxation a portion of the net profit realized from sales outside of the United States of products manufactured in the United States.

Net Income (Loss)

Net loss for the first quarter of 2003 was $152,000 compared to net income of $604,000 for the first quarter of 2002. This change was due primarily to the fact that we incurred a loss before tax benefit for the first quarter of fiscal year 2003 compared to income before tax expense for the first quarter of fiscal year 2002, partially offset by the recognition of income tax benefit in the first quarter of 2003 compared to income tax expense during the first quarter of 2002.

Financial Condition

Total assets decreased $1.3 million, or 4.0%, to $31.4 million at January 31, 2003, from $32.7 million at October 31, 2002. This decrease was primarily due to a $747,000 decrease in cash resulting from the use of cash on hand to repurchase 21.3% of our outstanding common stock during the first quarter of 2003, a $487,000 decrease in inventories resulting from continuing efforts to appropriately manage inventory levels, and a $306,000 decrease in property and equipment, net, of which $117,000 relates to the loss on impairment of machinery and equipment, partially offset by a $220,000 increase in trade accounts receivable, net.

Total liabilities increased $1.9 million, or 42.1%, to $6.4 million at January 31, 2003, from $4.5 million at October 31, 2002. This increase was primarily due to a $2.1 million increase in note payable to our bank under our line of credit. The increase in note payable was due to the use of proceeds from borrowings against the line of credit to repurchase 21.3% of our outstanding common stock during the first quarter of 2003.

Total shareholders’ equity at January 31, 2003 decreased $3.2 million, or 11.3% in the first quarter of 2003. The decrease resulted primarily from the repurchase of 21.3% of our outstanding common stock during the first quarter of 2003. The repurchased common stock was retired.

Liquidity and Capital Resources

In addition to the repurchase of 21.3% of our outstanding common stock during the first quarter of 2003, our primary capital needs have been to fund working capital requirements and capital expenditures. Our primary source of capital for these purposes has been cash provided from operations and borrowings under our bank line of credit described below. The outstanding balance under our line of credit totaled $2.1 million at January 31, 2003, an increase of $2.1 million from October 31, 2002.

We had no cash on hand at January 31, 2003, a decrease of $747,000 compared to October 31, 2002. The decrease in cash in the first quarter of 2003 was primarily due to net cash used in financing activities of $991,000 and the purchase of property and equipment totaling $63,000, partially offset by net cash provided by operating activities of $308,000.

We have entered into an amended and restated supply agreement to purchase raw optical fiber from one supplier. Additionally, we have amended a supply agreement to purchase raw optical fiber with a second supplier. While this amended agreement sets forth certain quantities to be purchased for calendar years 2003, 2004 and 2005, it allows carryover of the purchase commitment to future years without penalty in the event the target quantities in any year are not met; provided that the aggregate amount of the purchase commitment under the amended supply agreement must be satisfied by December 31, 2005. Alternative suppliers exist that could provide this material at a similar cost in the event these suppliers are unable or unwilling to perform under the contracts. See “Contractual Obligations and Commitments” below.

On January 31, 2003, we had working capital of $14.5 million, compared to $15.5 million as of October 31, 2002, an decrease of $1.0 million. The ratio of current assets to current liabilities as of January 31, 2003, was 4.4 to 1, compared to 4.6 to 1 as of October 31, 2002. The decrease in working capital during the first quarter of 2003 was primarily caused by a $747,000 decrease in cash and a $487,000 decrease in inventories partially offset by a $220,000 decrease in trade accounts receivable, net and a $107,000 decrease in accounts payable, accrued expenses and accrued compensation and payroll taxes.

Net cash provided by operating activities was $308,000 in the first quarter of 2003, compared to $1.9 million in the first quarter of 2002. Net cash provided by operating activities during the first quarter of 2003 primarily resulted from certain adjustments to reconcile net loss to net cash provided by operating activities, including depreciation, amortization and accretion of $289,000, bad debt expense of $113,000 shareholder litigation settlement expense of $291,000 and loss on impairment of machinery and equipment of $117,000. Additionally, a $487,000 decrease in inventories, partially offset by an increase of $334,000 in trade accounts receivable contributed to net cash provided by operating activities. Net cash provided by operating activities during the first quarter of 2002 primarily resulted from cash provided by operating income, a $1.0 million decrease in trade accounts receivable, a $224,000 decrease in inventories, and a $301,000 decrease in income taxes refundable, partially offset by a total decrease of $597,000 in accounts payable, accrued expenses (including accrued compensation and payroll taxes) and other liabilities, and a total increase of $200,000 in other receivables and prepaid expenses.

Net cash used in investing activities totaled $63,000 in the first quarter of 2003, compared to net cash provided by investing activities of $242,000 in the first quarter of 2002. Net cash used in investing activities during the first quarter 2003 resulted entirely from purchases of property and equipment. Net cash provided by investing activities during the first quarter of 2002 primarily resulted from $367,000 provided by the receipt of the cash surrender value of a life insurance policy on a former officer, partially offset by $125,000 in purchases of property and equipment. There are no material commitments for capital expenditures as of January 31, 2003.

Net cash used in financing activities was $991,000 in the first quarter of 2003, compared to $1.7 million in the first quarter of 2002. Net cash used in financing activities in first quarter 2003 was primarily the result of the repurchase of common stock with a total cost, including brokerage fees, of $3.0 million, partially offset by proceeds from notes payable to our bank under our line of credit. Net cash used in financing activities in the first quarter of 2002 was the result of repayments on notes payable to our bank under our lines of credit.

On April 18, 2002, we entered into a new revolving credit facility with Wachovia Bank, National Association (formerly First Union National Bank). The new three-year credit facility provides up to a maximum of $25 million and replaced our previous $9.5 million credit facility. The facility is collateralized by all of our tangible and intangible assets. Borrowings under the credit facility are subject to certain coverage ratios, advance limits and qualifications that are applied to our accounts receivable, inventory and fixed assets. Our ability to access the full amount of the credit facility will depend on the future growth of our borrowing base. As of January 31, 2003, we had $2.1 million outstanding under the new credit facility, with approximately $6.9 million unused and available.

The credit facility bears interest at one-half of one percent (0.50%) per annum above the prime rate (4.75% as of January 31, 2003). During the first quarter of 2003, we met certain fixed charge coverage ratio requirements and the interest rate on the credit facility was reduced from three-quarters of 1% (0.75%) per annum above the prime rate (5.50% as of October 31, 2003) in accordance with the loan and security agreement. The facility also provides a LIBOR based rate at our option.

We believe that our cash flow from operations and our credit facility will be adequate to fund our operations for at least the next twelve months.

On September 27, 2000, the Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit under Title VII of the Civil Rights Act against us in the United States District Court for the Western District of Virginia. The lawsuit alleged a pattern or practice of discrimination on the bases of gender and race. The lawsuit sought injunctive and other relief and damages in an unspecified amount. On December 13, 2001, the parties reached an agreement as to the amount of a settlement (subject to final documentation and judicial review and approval). On February 20, 2002, we reached a final settlement of the case and the court issued a Consent Decree setting forth the terms of the settlement. Pursuant to the settlement and Consent Decree: (i) we paid $500,000 on February 22, 2002; and $175,000 on January 7, 2003; (ii) we are required to pay $175,000 in January 2004, to satisfy the gender and race class claims; (iii) we paid an additional $75,000 on February 20, 2002 to one individual specifically named in the complaint; and (iv) we are required to spend at least $75,000 for our planned diversity, recruitment and human resource management programs over the term of the Consent Decree. We recorded a charge in the fourth quarter of fiscal year 2001 in the amount of $902,000 representing $575,000 payable upon entry of the Consent Decree, as well as $327,000 representing the present value at that date of the two equal payments in the amount of $175,000 payable in January 2003 and 2004. During the first quarter of 2003, we recorded accretion of the associated discount as interest expense in the amount of $3,000. The $75,000 used for our planned diversity, recruitment and human resource management programs is being expensed as incurred.

The Company, our former Chairman, President and Chief Executive Officer Robert Kopstein, and two other officers and directors, Luke J. Huybrechts and Kenneth W. Harber, were named as defendants in a consolidated class action lawsuit pending in the United States District Court for the Western District of Virginia (the “Consolidated Suit”). The first class action lawsuit was filed on November 26, 2001, by Charles S. Farrell, Jr., on behalf of himself and others similarly situated. The second class action lawsuit was filed on December 14, 2001, by Lerner Group, on behalf of itself and others similarly situated. The third class action lawsuit was filed on December 27, 2001, by Richard Simone, on behalf of himself and others similarly situated. The fourth class action lawsuit was filed on January 31, 2002 by Charles H. Yeatts, on behalf of himself and others similarly situated. In each of the four suits, the defendants in the actions were the Company, Kopstein and various John Does (unidentified officers and/or directors of the Company during the class period described below). The United States District Court for the Western District of Virginia appointed a group of shareholders as the lead plaintiffs for the Consolidated Suit. In the Consolidated Suit, the plaintiffs purported to represent purchasers of our common stock during the period ranging from June 14, 2000, through September 26, 2001 (the class period), and alleged that the defendants violated Sections 10(b) and 20 of the federal Securities Exchange Act of 1934 in making certain alleged misrepresentations and/or omitting to disclose material facts. The plaintiffs in the Consolidated Suit sought compensatory damages in an unspecified amount, as well as reasonable costs and expenses incurred in the cause of action, including attorneys’ fees and expert fees.

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

We recorded a charge during fiscal year 2002 in the amount of $997,000 representing the estimated cost of the settlement and related professional fees incurred, net of insurance proceeds. Of the total amount expensed, approximately $320,000 represented the fair value of the warrants to purchase 250,000 shares of our common stock at an exercise price of $4.88 per share issued and to be issued in connection with the settlement of the shareholder litigation. Generally accepted accounting principles require the fair value to be adjusted at each reporting period until such time that the warrants are issued and the underlying shares of common stock to be issued on exercise are registered. Accordingly, we recognized additional related expense during the three months ended January 31, 2003 totaling $290,000 and we will continue to recognize related income or expense in future periods’ statements of operations until the previously noted requirements are met. Such recognized income or expense will be a non-cash item and have no impact on our net cash flow. The warrant expense portion of the accrued shareholder litigation settlement expense is calculated using the Black-Scholes pricing model and, as of January 31, 2003, the closing price of our common stock of $3.22 per share on that day was used in that calculation. See “Item 3—Quantitative and Qualitative Disclosures About Market Risk” in Part 1 of this Form 10-Q for a discussion of the potential non-cash impact on future financial results.

On January 2, 2003, Anicom, Inc., a former customer of the Company that is in bankruptcy, filed a complaint against us in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Complaint”). The Complaint seeks to avoid and recover certain alleged preferential payments in the approximate amount of $1,100,000. We have reviewed the claim with legal counsel and believe it is without merit. We intend to defend this claim vigorously. Furthermore, at this time we believe it is unlikely that this claim will have a material adverse impact on our financial position, results of operations or cash flows.

From time to time, we are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Seasonality

Historically, net sales are relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year, which we believe may be partially due to construction cycles and budgetary cycles of our customers. For example, an average of approximately 45% of our net sales occurred during the first half of the fiscal year and an average of approximately 55% of our net sales occurred during the second half of the fiscal year for fiscal years 1996 through 2000. However, our sales did not follow this pattern in fiscal year 2002 or 2001. In fiscal years 2002 and 2001, approximately 52% and 57% of our net sales occurred during the second half of the fiscal year, respectively. This shift in the pattern of our net sales appears to be related to overall economic conditions in the industry.

Contractual Obligations and Commitments

The table below sets forth a summary of our contractual obligations and commitments that will impact our future liquidity:

Contractual Obligations and Commitments	Fiscal Years Ending October 31,
	2003	2004	2005	2006	Totals
Bank line of credit	$—	—	2,077,000	—	2,077,000
Long-term optical fiber supply agreements	3,557,000	4,928,000	5,324,000	899,000	14,708,000
EEOC settlement	—	175,000	—	—	175,000

Total	$3,557,000	5,103,000	7,401,000	899,000	16,960,000

Bank Lines of Credit

Under the terms of our loan agreement, as amended, our credit facility has a term of three years and will expire in April 2005. See further discussion under “Liquidity and Capital Resources.”

Long-Term Optical Fiber Supply Agreements

During fiscal year 2001, we entered into separate long-term supply agreements with two raw optical fiber suppliers.

The agreement with the first optical fiber supplier has been amended and replaced with a new agreement which expires on December 31, 2005. The aggregate purchases required under the terms of this amended and restated agreement (subject to certain future market price adjustments) are included in the table above. Additionally, this amended and restated agreement requires that one-half of the Company’s aggregate multimode fiber purchases and one-half of the Company’s aggregate single-mode fiber purchases through December 31, 2005 be purchased from that supplier at market prices.

The agreement with a second optical fiber supplier has also been amended. This amended supply agreement sets forth certain quantities to be purchased for calendar years 2003, 2004 and 2005. However, the amended supply agreement allows us to carry over the purchase commitment of any year to future years without penalty in the event the target quantities in any year are not met; provided that the aggregate amount of the purchase commitment under the amended supply agreement must be satisfied by December 31, 2005. The aggregate purchases under this second amended supply agreement (subject to certain future market price adjustments) are included in the table above assuming the purchase target quantities are met each year as set forth in the agreement.

Equal Employment Opportunity Commission Settlement

On September 27, 2000, the Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit under Title VII of the Civil Rights Act against us in the United States District Court for the Western District of Virginia. The lawsuit alleged a pattern or practice of discrimination on the bases of gender and race. The lawsuit sought injunctive and other relief and damages in an unspecified amount. On December 13, 2001, the parties reached an agreement as to the amount of a settlement (subject to final documentation and judicial review and approval). On February 20, 2002, we reached a final settlement of the case and the court issued a Consent Decree setting forth the terms of the settlement. Pursuant to the settlement and Consent Decree: (i) we paid $500,000 on February 22, 2002; and $175,000 on January 7, 2003; (ii) we are required to pay $175,000 in January 2004, to satisfy the gender and race class claims; (iii) we paid an additional $75,000 on February 20, 2002 to one individual specifically named in the complaint; and (iv) we are required to spend at least $75,000 for our planned diversity, recruitment and human resource management programs over the term of the Consent Decree. We recorded a charge in the fourth quarter of fiscal year 2001 in the amount of $902,000 representing $575,000 payable upon entry of the Consent Decree, as well as $327,000 representing the present value at that date of the two equal payments in the amount of $175,000 payable in January 2003 and 2004. During the first quarter of 2003, we recorded accretion of the associated discount as interest expense in the amount of $3,000. The $75,000 used for our planned diversity, recruitment and human resource management programs is being expensed as incurred, and is not reflected in the Contractual Obligations and Commitments table above.

Critical Accounting Policies

Revenue Recognition

Revenue is recognized at the time of product shipment or delivery to the customer (including distributors), provided that the customer takes ownership and assumes risk of loss based on shipping terms. Net sales consists of gross sales of products, less discounts, refunds and returns. We estimate sales returns based on our analysis and judgment of historical trends, identified returns and the potential for additional returns. We also provide certain volume incentives, discounts and rebates to certain of our distributors. Payments of any such volume incentives, discounts and rebates are reflected in net sales.

Trade Accounts Receivable and Allowance for Doubtful Accounts

In connection with the sale of our products, we have trade accounts receivable outstanding from our customers at any given time. We review outstanding trade accounts receivable at the end of each quarter and record allowances for doubtful accounts as deemed appropriate for (i) certain individual customers and (ii) for all other trade accounts receivable in total not specifically reviewed. In determining the amount of allowance for doubtful accounts to be recorded for individual customers, we consider the age of the receivable, the financial stability of the customer, discussions that may have occurred with the customer and our judgment as to the overall collectibility of the receivable from that customer. In addition, we establish an allowance for all receivables that have not been individually reviewed. This general allowance for doubtful accounts is based on a percentage of total trade accounts receivable with different percentages used based on the different age of the receivables. The percentages used are based on our historical experience and our current judgment regarding the state of the economy.

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

Long-Lived Assets

Our property and equipment are stated at cost. Depreciation and amortization are provided for using either the straight-line method or the declining balance method over the estimated useful lives of the assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We have no significant intangible assets recorded on our condensed balance sheets.

Commitments and Contingencies

Liabilities for loss contingencies arising from product warranties and defects, claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Actual results could differ from these estimates.

Future Accounting Considerations

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The application of the transition provisions of SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The application of the disclosure requirements is effective for financial reports for interim periods beginning after December 15, 2002. We are currently evaluating the impact of SFAS No. 148.

As of January 31, 2003, there are no other new accounting standards issued, but not yet adopted by us, which are expected to be applicable to our financial position, operating results or financial statement disclosures.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of January 31, 2003, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk, with the exception of the portion of accrued shareholder litigation settlement expense that represents the fair market value of the warrants issued and to be issued in connection with the settlement. As of January 31, 2003, the portion of accrued shareholder litigation settlement expense that represents the fair market value is calculated using the Black-Scholes pricing model. Assuming a 20% increase in the market price of our common shares, we estimate the portion of accrued shareholder litigation settlement expense that represents the fair market value of the warrants issued and to be issued in connection with the settlement would increase approximately $164,000, or 27%. Assuming a 20% decrease in the market price of our common shares, we estimate the portion of accrued shareholder litigation settlement expense that represents the fair market value of the warrants issued and to be issued in connection with the settlement would decrease approximately $142,000, or 23%.

Item 4.      Controls and Procedures

The Company’s principal executive officer and principal financial officer are the same person. He has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based upon his evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

On September 27, 2000, the Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit under Title VII of the Civil Rights Act against us in the United States District Court for the Western District of Virginia. The lawsuit alleged a pattern or practice of discrimination on the bases of gender and race. The lawsuit sought injunctive and other relief and damages in an unspecified amount. On December 13, 2001, the parties reached an agreement as to the amount of a settlement (subject to final documentation and judicial review and approval). On February 20, 2002, we reached a final settlement of the case and the court issued a Consent Decree setting forth the terms of the settlement. Pursuant to the settlement and Consent Decree: (i) we paid $500,000 on February 22, 2002; and $175,000 on January 7, 2003; (ii) we are required to pay $175,000 in January 2004, to satisfy the gender and race class claims; (iii) we paid an additional $75,000 on February 20, 2002 to one individual specifically named in the complaint; and (iv) we are required to spend at least $75,000 for our planned diversity, recruitment and human resource management programs over the term of the Consent Decree. We recorded a charge in the fourth quarter of fiscal year 2001 in the amount of $902,000 representing $575,000 payable upon entry of the Consent Decree, as well as $327,000 representing the present value at that date of the two equal payments in the amount of $175,000 payable in January 2003 and 2004. During the first quarter of 2003, we recorded accretion of the associated discount as interest expense in the amount of $3,000. The $75,000 used for our planned diversity, recruitment and human resource management programs is being expensed as incurred.

The Company, our former Chairman, President and Chief Executive Officer Robert Kopstein, and two other officers and directors, Luke J. Huybrechts and Kenneth W. Harber, were named as defendants in a consolidated class action lawsuit pending in the United States District Court for the Western District of Virginia (the “Consolidated Suit”). The first class action lawsuit was filed on November 26, 2001, by Charles S. Farrell, Jr., on behalf of himself and others similarly situated. The second class action lawsuit was filed on December 14, 2001, by Lerner Group, on behalf of itself and others similarly situated. The third class action lawsuit was filed on December 27, 2001, by Richard Simone, on behalf of himself and others similarly situated. The fourth class action lawsuit was filed on January 31, 2002 by Charles H. Yeatts, on behalf of himself and others similarly situated. In each of the four suits, the defendants in the actions were the Company, Kopstein and various John Does (unidentified officers and/or directors of the Company during the class period described below). The United States District Court for the Western District of Virginia appointed a group of shareholders as the lead plaintiffs for the Consolidated Suit. In the Consolidated Suit, the plaintiffs purported to represent purchasers of our common stock during the period ranging from June 14, 2000, through September 26, 2001 (the class period), and alleged that the defendants violated Sections 10(b) and 20 of the federal Securities Exchange Act of 1934 in making certain alleged misrepresentations and/or omitting to disclose material facts. The plaintiffs in the Consolidated Suit sought compensatory damages in an unspecified amount, as well as reasonable costs and expenses incurred in the cause of action, including attorneys’ fees and expert fees.

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

We recorded a charge during fiscal year 2002 in the amount of $997,000 representing the estimated cost of the settlement and related professional fees incurred, net of insurance proceeds. Of the total amount expensed, approximately $320,000 represented the fair value of the warrants to purchase 250,000 shares of our common stock at an exercise price of $4.88 per share issued and to be issued in connection with the settlement of the shareholder litigation. Generally accepted accounting principles require the fair value to be adjusted at each reporting period until such time that the warrants are issued and the underlying shares of common stock to be issued on exercise are registered. Accordingly, we recognized additional related expense during the three months ended January 31, 2003 totaling $290,000 and we will continue to recognize related income or expense in future periods’ statements of operations until the previously noted requirements are met. Such recognized income or expense will be a non-cash item and have no impact on our net cash flow. The warrant expense portion of the accrued shareholder litigation settlement expense is calculated using the Black-Scholes pricing model and, as of January 31, 2003, the closing price of our common stock of $3.22 per share on that day was used in that calculation. See “Item 3—Quantitative and Qualitative Disclosures About Market Risk” in Part 1 of this Form 10-Q for a discussion of the potential non-cash impact on future financial results.

On January 2, 2003, Anicom, Inc., a former customer of the Company that is in bankruptcy, filed a complaint against us in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Complaint”). The Complaint seeks to avoid and recover certain alleged preferential payments in the approximate amount of $1,100,000. We have reviewed the claim with legal counsel and believe it is without merit. We intend to defend this claim vigorously. Furthermore, at this time we believe it is unlikely that this claim will have a material adverse impact on our financial position, results of operations or cash flows.

Item 2.    Changes in Securities and Use of Proceeds.

On February 11, 2002, we filed a Registration Statement on Form S-3. The shares offered by the prospectus are issuable upon exercise of common share purchase warrants to be issued to class members pursuant to a settlement agreement among Optical Cable Corporation, some of our current and former officers and directors and plaintiffs’ counsel that was approved by the United States District Court for the Western District of Virginia on September 23, 2002, relating to a consolidated class action law suit filed against Optical Cable and some of our current and former officers and directors. Optical Cable will sell the common shares to class members upon exercise of the warrants as at an exercise price of $4.88 per common share. If all of the warrants are exercised, Optical Cable would receive aggregate cash proceeds of $1,220,000. However, holders of warrants may not exercise some or all of the warrants.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits required by Item 601 of Regulation S-K for the three months ended January 31, 2003:

	Exhibit 3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 1 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

Exhibit 3.2

Bylaws of Optical Cable Corporation, as amended (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1997 (file number 0-37022), and incorporated herein by reference)).

	Exhibit 4.1	Rights Agreement dated as of November 2, 2001 (filed as Exhibit 4 to the Company’s Form 8-A filed with the Commission on November 5, 2001 and incorporated by reference herein).

	Exhibit 4.2	Form of certificate representing preferred share purchase right (filed as Exhibit 5 to the Company’s Form 8-A filed with the Commission on November 5, 2001 and incorporated by reference herein).

	Exhibit 4.3	Warrant Agreement dated as of October 24, 2002 (filed as Exhibit 4.1 to the Company’s Form S-3 filing with the Commission on February 11, 2003 and incorporated by reference herein).

	Exhibit 4.4	Form of warrant certificate (filed as Exhibit 4.2 to the Company’s Form S-3 filing with the Commission on February 11, 2003 and incorporated by reference herein).

	Exhibit 10.1	Employment Agreement dated November 1, 2002 by and between Optical Cable Corporation and Neil D. Wilkin, Jr. (filed herewith).

	Exhibit 10.2	Employment Agreement dated November 1, 2002 by and between Optical Cable Corporation and Luke J. Huybrechts (filed herewith).

	Exhibit 10.3	Employment Agreement dated November 1, 2002 by and between Optical Cable Corporation and Charles W. Carson (filed herewith).

	Exhibit 99.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K filed during the three months ended January 31, 2003:

Form 8-K dated January 10, 2003, filed January 22, 2003, reporting under Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION (Registrant)

Date: March 17, 2003	/s/ NEIL D. WILKIN, JR.
Neil D. Wilkin, Jr. President and Chief Financial Officer (principal executive officer and principal financial officer)

Date: March 17, 2003	/s/ TRACY G. SMITH
Tracy G. Smith Controller (principal accounting officer)

CERTIFICATION

I, Neil D. Wilkin, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Optical Cable Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/NEIL D. WILKIN, JR.

Neil D. Wilkin, Jr.

President (principal executive officer) and
Chief Financial Officer