Form 10-Q/A
period 2003-01-31
OPTICAL CABLE CORP
filed 2003-03-18
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

The accompanying unaudited condensed financial statements of Optical Cable Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2003 are not necessarily indicative of the results for the fiscal year ending October 31, 2003 because, among other things, changes in market conditions, seasonality, ability of management to execute its business plan, as well as other variables and contingencies set forth as risk factors in the Company’s Form 10-K for fiscal year 2002 or otherwise identified in other filings by the Company may affect future results. The unaudited condensed financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. For further information, refer to the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2002.

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

The Company generally warrants its products against certain manufacturing and other defects in material and workmanship. These product warranties are provided for specific periods of time and are applicable assuming the product has not been subjected to misuse, improper installation, negligence, or shipping damage. As of January 31, 2003 and October 31, 2002, the Company’s accrual for estimated product warranty claims totaled $125,000 and $100,000, respectively, in the accompanying condensed balance sheets included in accounts payable and accrued expenses. The accrued product warranty costs are based primarily on historical experience of actual warranty claims as well as current information on repair costs. Warranty claims expense for the three months ended January 31, 2003 totaled $66,169.

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

Warrants to purchase shares of the Company’s common stock at an exercise price of $4.88 per share are in the process of being issued. The warrants are being issued to class members defined in a consolidated class action lawsuit by the claims administrator for the class members and in accordance with the settlement agreement approved by the United States District Court for the Western District of Virginia on September 23, 2002. Each warrant entitles the holder to purchase one share of the Company’s common stock. The total number of warrants to be issued in accordance with the settlement agreement is 250,000. During the three months ended January 31, 2003, 75,000 warrants had been issued. The warrants expire October 24, 2007.

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

(Continued)

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2003

(Unaudited)

During the three months ended January 31, 2003, the Company recorded an additional $290,083 of expense resulting from the variable accounting treatment of the warrants. Additionally, we will recognize related income or expense in future periods’ statements of operations until the previously noted requirements are met. Such recognized income or expense will be a non-cash item and have no impact on our net cash flow. The warrant expense portion of the accrued shareholder litigation settlement expense is calculated using the Black-Scholes pricing model and, as of January 31, 2003, the closing price of our common stock of $3.22 per share on that day was used in that calculation.

(6)	Note Payable to Bank

The Company has a revolving credit facility with Wachovia Bank, National Association. The three-year credit facility provides up to a maximum of $25 million and is collateralized by all of the Company’s tangible and intangible assets. Borrowings under the credit facility are subject to certain coverage ratios, advance limits and qualifications that are applied to the Company’s accounts receivable, inventory and fixed assets. The Company’s ability to access the full amount of the credit facility depends on the future growth of the Company’s borrowing base. We maintain a sweep arrangement with our bank, where at the end of each day all of our cash is used to paydown our outstanding note payable to the bank, if any. As of January 31, 2003, the Company had outstanding borrowings under the credit facility in the amount of $2,076,831, with $6,884,077 unused and available. The outstanding balance on the credit facility has been reflected as noncurrent in the accompanying condensed balance sheet as of January 31, 2003 based on the scheduled maturity of the credit facility in April 2005. As of October 31, 2002, the Company had no outstanding borrowings under the credit facility.

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

(Continued)

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2003

(Unaudited)

The Company adopted on March 1, 1996 the Optical Cable Corporation 1996 Stock Incentive Plan (the Plan). The Plan is intended to provide a means through the use of stock incentives that the Company can increase the personal financial interest employees have in the future success of the Company, thereby stimulating the efforts of these employees and strengthening their desire to remain with the Company. The Company has reserved 750,000 shares of common stock for issuance pursuant to incentive awards under the Plan. As of January 31, 2003, there were approximately 265,000 additional shares available for grant under the Plan.

(8)	Net Income (Loss) Per Share

Basic net income (loss) per share excludes dilution and is computed by dividing income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income (loss) of the Company.

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

Stock options that could potentially dilute net income (loss) per share in the future that were not included in the computation of diluted net income (loss) per share (because to do so would have been antidilutive for the periods presented) totaled 406,721 and 95,445 for the three months ended January 31, 2003 and 2002, respectively. Likewise, issued and outstanding warrants to purchase 75,000 shares of common stock (of the warrants to purchase 250,000 shares in connection with the shareholder litigation) that could potentially dilute net income (loss) per share in the future were not included in the computation of diluted net income (loss) per share because to do so would have been antidilutive for the three months ended January 31, 2003.

(9)	Shareholders’ Equity

On January 10, 2003, the Company repurchased 1,475,867 shares, or 21.3% of its outstanding common stock, no par value, for $2.00 per share in a privately negotiated transaction. The cost of the transaction, including brokerage fees, totaled $3,032,907. After the repurchase, the Company had 5,452,785 shares of common stock issued and outstanding.

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

We pioneered the design and production of special tight-buffered fiber optic cables for the most demanding military field applications in the early 1980’s–applications requiring rugged, flexible and compact fiber optic cables. At our ISO 9001 registered facility in Roanoke, Virginia, we manufacture a broad range of fiber optic cables for high bandwidth transmission of data, video, and audio communications over short to moderate distances. Our cables can be used both indoors and outdoors and utilize a unique tight-buffered coating process and cable construction that provide excellent mechanical and environmental protection for each optical fiber. Our current portfolio of products is built on the evolution and refinement of the original fundamental technology into a comprehensive and versatile product line designed to provide end-users with significant value and performance.

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

Selling, general and administrative expenses consist of the compensation costs for sales and marketing personnel, shipping costs, travel expenses, customer support expenses, trade show expenses, advertising, bad debt expense, the compensation cost for administration, finance and general management personnel, legal and accounting fees and costs incurred to settle litigation or claims and other actions against us, excluding legal and accounting fees and other costs reflected as shareholder litigation settlement expense.

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

During the first quarter of 2003, we renegotiated two “take-or-pay” agreements to purchase raw optical fiber, reducing our future fiber commitments by approximately $10.6 million. We entered into an amended and restated supply agreement to purchase raw optical fiber from one supplier, and we have amended a supply agreement to purchase raw optical fiber with a second supplier. Alternative suppliers exist that could provide this material at a similar cost in the event these suppliers are unable or unwilling to perform under the contracts. See “Contractual Obligations and Commitments” below.

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

Net cash provided by operating activities was $308,000 in the first quarter of 2003, compared to $1.9 million in the first quarter of 2002. Net cash provided by operating activities during the first quarter of 2003 primarily resulted from certain adjustments to reconcile net loss to net cash provided by operating activities, including depreciation, amortization and accretion of $289,000, bad debt expense of $113,000, shareholder litigation settlement expense of $290,000 and loss on impairment of machinery and equipment of $117,000. Additionally, a $487,000 decrease in inventories, partially offset by an increase of $334,000 in trade accounts receivable contributed to net cash provided by operating activities. Net cash provided by operating activities during the first quarter of 2002 primarily resulted from cash provided by operating income, a $1.0 million decrease in trade accounts receivable, a $224,000 decrease in inventories, and a $301,000 decrease in income taxes refundable, partially offset by a total decrease of $597,000 in accounts payable, accrued expenses (including accrued compensation and payroll taxes) and other liabilities, and a total increase of $200,000 in other receivables and prepaid expenses.

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

On September 27, 2000, the Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit under Title VII of the Civil Rights Act against us in the United States District Court for the Western District of Virginia. The lawsuit alleged a pattern or practice of discrimination on the bases of gender and race. The lawsuit sought injunctive and other relief and damages in an unspecified amount. On December 13, 2001, the parties reached an agreement as to the amount of a settlement (subject to final documentation and judicial review and approval). On February 20, 2002, we reached a final settlement of the case and the court issued a Consent Decree setting forth the terms of the settlement. Pursuant to the settlement and Consent Decree: (i) we paid $500,000 on February 22, 2002; and $175,000 on January 7, 2003, and we are required to pay $175,000 in January 2004, to satisfy the gender and race class claims; (ii) we paid an additional $75,000 on February 20, 2002 to one individual specifically named in the complaint; and (iii) we are required to spend at least $75,000 for our planned diversity, recruitment and human resource management programs over the term of the Consent Decree. We recorded a charge in the fourth quarter of fiscal year 2001 in the amount of $902,000 representing $575,000 payable upon entry of the Consent Decree, as well as $327,000 representing the present value at that date of the two equal payments in the amount of $175,000 payable in January 2003 and 2004. During the first quarter of 2003, we recorded accretion of the associated discount as interest expense in the amount of $3,000. The $75,000 used for our planned diversity, recruitment and human resource management programs is being expensed as incurred.

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

Seasonality

Historically, net sales are relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year, which we believe may be partially due to construction cycles and budgetary cycles of our customers. For example, an average of approximately 45% of our net sales occurred during the first half of the fiscal year and an average of approximately 55% of our net sales occurred during the second half of the fiscal year for fiscal years 1996 through 2000. However, our sales did not follow this pattern in fiscal year 2002 or 2001. In fiscal years 2002 and 2001, approximately 52% and 57% of our net sales occurred during the second half of the fiscal year, respectively. We believe this shift in the pattern of our net sales appears to be related to overall economic conditions in the industry.

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

Equal Employment Opportunity Commission Settlement

On September 27, 2000, the Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit under Title VII of the Civil Rights Act against us in the United States District Court for the Western District of Virginia. The lawsuit alleged a pattern or practice of discrimination on the bases of gender and race. The lawsuit sought injunctive and other relief and damages in an unspecified amount. On December 13, 2001, the parties reached an agreement as to the amount of a settlement (subject to final documentation and judicial review and approval). On February 20, 2002, we reached a final settlement of the case and the court issued a Consent Decree setting forth the terms of the settlement. Pursuant to the settlement and Consent Decree: (i) we paid $500,000 on February 22, 2002; and $175,000 on January 7, 2003, and we are required to pay $175,000 in January 2004, to satisfy the gender and race class claims; (ii) we paid an additional $75,000 on February 20, 2002 to one individual specifically named in the complaint; and (iii) we are required to spend at least $75,000 for our planned diversity, recruitment and human resource management programs over the term of the Consent Decree. We recorded a charge in the fourth quarter of fiscal year 2001 in the amount of $902,000 representing $575,000 payable upon entry of the Consent Decree, as well as $327,000 representing the present value at that date of the two equal payments in the amount of $175,000 payable in January 2003 and 2004. During the first quarter of 2003, we recorded accretion of the associated discount as interest expense in the amount of $3,000. The $75,000 used for our planned diversity, recruitment and human resource management programs is being expensed as incurred, and is not reflected in the Contractual Obligations and Commitments table above.

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

Future Accounting Considerations

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The application of the transition provisions of SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The application of the disclosure requirements is effective for financial reports for interim periods beginning after December 15, 2002. We are currently evaluating the impact of SFAS No. 148 on our financial statements and will adopt the disclosure requirements during the second quarter of 2003.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

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

Item 4.      Controls and Procedures

The Company’s principal executive officer and principal financial officer are the same person. He has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based upon his evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that would be expected to significantly affect these controls, since the date the controls were evaluated.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

On September 27, 2000, the Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit under Title VII of the Civil Rights Act against us in the United States District Court for the Western District of Virginia. The lawsuit alleged a pattern or practice of discrimination on the bases of gender and race. The lawsuit sought injunctive and other relief and damages in an unspecified amount. On December 13, 2001, the parties reached an agreement as to the amount of a settlement (subject to final documentation and judicial review and approval). On February 20, 2002, we reached a final settlement of the case and the court issued a Consent Decree setting forth the terms of the settlement. Pursuant to the settlement and Consent Decree: (i) we paid $500,000 on February 22, 2002; and $175,000 on January 7, 2003, and we are required to pay $175,000 in January 2004, to satisfy the gender and race class claims; (ii) we paid an additional $75,000 on February 20, 2002 to one individual specifically named in the complaint; and (iii) we are required to spend at least $75,000 for our planned diversity, recruitment and human resource management programs over the term of the Consent Decree. We recorded a charge in the fourth quarter of fiscal year 2001 in the amount of $902,000 representing $575,000 payable upon entry of the Consent Decree, as well as $327,000 representing the present value at that date of the two equal payments in the amount of $175,000 payable in January 2003 and 2004. During the first quarter of 2003, we recorded accretion of the associated discount as interest expense in the amount of $3,000. The $75,000 used for our planned diversity, recruitment and human resource management programs is being expensed as incurred.

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

Item 2.    Changes in Securities and Use of Proceeds.

On February 11, 2003, we filed a Registration Statement on Form S-3. The shares offered by the prospectus are issuable upon exercise of common share purchase warrants to be issued to class members pursuant to a settlement agreement among Optical Cable Corporation, some of our current and former officers and directors and plaintiffs’ counsel that was approved by the United States District Court for the Western District of Virginia on September 23, 2002, relating to a consolidated class action lawsuit filed against Optical Cable and some of our current and former officers and directors. Optical Cable will sell the common shares to class members upon exercise of the warrants at an exercise price of $4.88 per common share. If all of the warrants are exercised, Optical Cable would receive aggregate cash proceeds of $1,220,000. However, holders of warrants may not exercise some or all of the warrants.

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

	Exhibit 4.1	Rights Agreement dated as of November 2, 2001 (filed as Exhibit 4 to the Company’s Form 8-A filed with the Commission on November 5, 2001 and incorporated by reference herein).

	Exhibit 4.2	Form of certificate representing preferred share purchase right (filed as Exhibit 5 to the Company’s Form 8-A filed with the Commission on November 5, 2001 and incorporated by reference herein).

	Exhibit 4.3	Warrant Agreement dated as of October 24, 2002 (filed as Exhibit 4.1 to the Company’s Form S-3 filing with the Commission on February 11, 2003 and incorporated by reference herein).

	Exhibit 4.4	Form of warrant certificate (filed as Exhibit 4.2 to the Company’s Form S-3 filing with the Commission on February 11, 2003 and incorporated by reference herein).

	Exhibit 10.1	Employment Agreement dated November 1, 2002 by and between Optical Cable Corporation and Neil D. Wilkin, Jr. (filed herewith).

	Exhibit 10.2	Employment Agreement dated November 1, 2002 by and between Optical Cable Corporation and Luke J. Huybrechts (filed herewith).

	Exhibit 10.3	Employment Agreement dated January 2, 2003 by and between Optical Cable Corporation and Charles W. Carson (filed herewith).

	Exhibit 99.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K filed during the three months ended January 31, 2003:

Form 8-K dated January 10, 2003, filed January 22, 2003, reporting under Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION (Registrant)

Date: March 18, 2003	/s/ NEIL D. WILKIN, JR.
Neil D. Wilkin, Jr. President and Chief Financial Officer (principal executive officer and principal financial officer)

Date: March 18, 2003	/s/ TRACY G. SMITH
Tracy G. Smith Controller (principal accounting officer)

CERTIFICATION

I, Neil D. Wilkin, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Optical Cable Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: March 18, 2003

/s/NEIL D. WILKIN, JR.

Neil D. Wilkin, Jr.

President (principal executive officer) and
Chief Financial Officer