Form 10-K/A
period 2002-10-31
OPTICAL CABLE CORP
filed 2003-05-01
CIK 1000230

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

1

EXPLANATORY NOTE

This amendment to our Annual Report on Form 10-K is filed for the purpose of including disclosure in Part III, Item 12 required to be filed pursuant to Item 201(d) of Regulation S-K in our Annual Report on Form 10-K filed on January 29, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, Warrants and rights	Weighted-average exercise price of outstanding options, warrants, And rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	412,186 shares	$20.22	256,627 shares
Equity compensation plans not approved by security holders	3,122 shares	$7.12	— shares
Total	415,308 shares	$20.13	256,627 shares

The term “shares” in the table above means common shares of OCC.

During 2002 our Board of Directors approved grants of stock options to purchase a total of 3,122 shares of our common stock at an exercise price of $7.12 per share, the closing price at the date of the grant. These grants were not submitted to a vote of the shareholders. These grants were made to non-employee members of the Board of Directors who had not served as an executive officer during the past year as partial compensation for service by non-employee directors. Non-employee members of the Board of Directors abstained from the vote approving the grants. These options vested monthly over one year. The per share estimated fair value of stock options granted to these outside members of the Board of Directors was $6.87 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no expected cash dividend yield, risk-free interest rate of 5.34%, expected volatility of 133.6% and an expected life of 9 years.

The information pertaining to shareholders beneficially owning more than five percent of the Company’s common stock and the security ownership of management, which is set forth under the caption “Beneficial Ownership of Common Stock” in the Proxy Statement for the 2003 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment no. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTICAL CABLE CORPORATION

Date: May 1, 2003	By:	/s/ NEIL D. WILKIN, JR. Neil D. Wilkin, Jr. President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment no. 1 to this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of May 1, 2003.

Date: May 1, 2003	/s/ NEIL D. WILKIN, JR. Neil D. Wilkin, Jr. President, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)

Date: May 1, 2003	/s/ LUKE J. HUYBRECHTS Luke J. Huybrechts Senior Vice President of Sales and Director

Date: May 1, 2003	/s/ TRACY G. SMITH Tracy G. Smith Controller (Principal Accounting Officer)

Date: May 1, 2003	/s/ RANDALL H. FRAZIER Randall H. Frazier Director

Date: May 1, 2003	/s/ JOHN M. HOLLAND John M. Holland Director

Date: May 1, 2003	/s/ CRAIG H. WEBER Craig H. Weber Director

SECTION 302 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

AND CHIEF FINANCIAL OFFICER

I, Neil D. Wilkin, Jr., certify that:

1.	I have reviewed this amendment no. 1 to the annual report on Form 10-K/A of Optical Cable Corporation;

2.	Based on my knowledge, this amendment no. 1 to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment no. 1 to the annual report;

Date: May 1, 2003

/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr. President (principal executive officer) and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.