Form 10-Q
period 2003-04-30
OPTICAL CABLE CORP
filed 2003-06-12
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 9, 2003, 5,452,785 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Six Months Ended April 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPTICAL CABLE CORPORATION

Condensed Balance Sheets

	(Unaudited)
	April 30, 2003	October 31, 2002
Assets
Current assets:
Cash	$—	$746,771
Trade accounts receivable, net of allowance for doubtful accounts of $599,812 at April 30, 2003 and $476,124 at October 31, 2002	8,275,822	7,795,058
Income taxes refundable	704,352	840,013
Other receivables	315,639	285,639
Due from employees, net of allowance for uncollectible advances of $59,078	28,317	31,467
Inventories	8,807,680	9,412,130
Prepaid expenses	326,470	492,201
Deferred income taxes	193,922	180,144

Total current assets	18,652,202	19,783,423
Other assets, net	297,693	261,344
Property and equipment, net	11,464,885	11,907,567
Deferred income taxes	810,812	721,755

Total assets	$31,225,592	$32,674,089

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,299,097	$2,912,177
Accrued compensation and payroll taxes	747,611	859,899
Accrued shareholder litigation settlement expense	930,543	531,643

Total current liabilities	4,977,251	4,303,719
Note payable to bank	1,081,819	—
Other liabilities	—	166,383

Total liabilities	6,059,070	4,470,102

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 5,452,785 shares at April 30, 2003 and 6,928,652 at October 31, 2002	8,394	55,313
Retained earnings	25,158,128	28,148,674

Total shareholders’ equity	25,166,522	28,203,987
Commitments and contingencies

Total liabilities and shareholders’ equity	$31,225,592	$32,674,089

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2003	2002	2003	2002
Net sales	$9,758,672	$10,915,618	$19,504,687	$22,307,039
Cost of goods sold	5,904,408	7,307,796	12,152,588	14,202,980

Gross profit	3,854,264	3,607,822	7,352,099	8,104,059
Selling, general and administrative expenses	3,352,371	3,248,774	6,645,477	6,755,191
Shareholder litigation settlement expense	283,190	144,704	574,590	144,704
Loss on impairment of machinery and equipment	—	—	117,337	—

Income from operations	218,703	214,344	14,695	1,204,164
Other income (expense):
Interest income	3,911	13,494	8,621	20,646
Interest expense	(48,086)	(62,139)	(82,936)	(126,843)
Other, net	17,877	983	31,704	1,167

Other expense, net	(26,298)	(47,662)	(42,611)	(105,030)

Income (loss) before income tax expense (benefit)	192,405	166,682	(27,916)	1,099,134
Income tax expense (benefit)	59,646	58,505	(8,653)	386,505

Net income (loss)	$132,759	$108,177	$(19,263)	$712,629

Net income (loss) per share:
Basic and diluted	$0.02	$0.02	$—	$0.10

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statement of Shareholders’ Equity

(Unaudited)

	Six months ended April 30, 2003
	Common stock		Retained earnings	Total shareholders’ equity
	Shares	Amount
Balances at October 31, 2002	6,928,652	$55,313	$28,148,674	$28,203,987

Stock-based compensation	—	14,705	—	14,705
Repurchase of common stock (at cost)	(1,475,867)	(61,624)	(2,971,283)	(3,032,907)
Net loss	—	—	(19,263)	(19,263)

Balances at April 30, 2003	5,452,785	$8,394	$25,158,128	$25,166,522

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended April 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(19,263)	$712,629
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	582,639	597,057
Bad debt expense	169,295	133,263
Deferred income tax expense (benefit)	(102,835)	72,157
Stock-based compensation expense	14,705	5,474
Shareholder litigation settlement expense	566,291	—
Loss on impairment of machinery and equipment	117,337	—
(Increase) decrease in:
Trade accounts receivable	(650,059)	2,565,748
Income taxes refundable	135,661	129,172
Other receivables	(30,000)	(68,844)
Due from employees	3,150	475
Inventories	604,450	2,163,824
Prepaid expenses	165,731	(48,610)
Other assets	(57,166)	—
Increase (decrease) in:
Accounts payable and accrued expenses and other liabilities	45,816	(2,644,513)
Accrued compensation and payroll taxes	(112,288)	(212,716)

Net cash provided by operating activities	1,433,464	3,405,116

Cash flows from investing activities:
Purchase of property and equipment	(193,993)	(152,563)
Receipt of cash surrender value of life insurance	—	367,469

Net cash provided by (used in) investing activities	(193,993)	214,906

Cash flows from financing activities:
Proceeds from (repayment of) notes payable to bank, net	1,081,819	(5,300,764)
Payments for financing costs	(35,154)	(273,711)
Repurchase of common stock	(3,032,907)	—

Net cash used in financing activities	(1,986,242)	(5,574,475)

Net decrease in cash	(746,771)	(1,954,453)
Cash at beginning of period	746,771	2,087,608

Cash at end of period	$—	$133,155

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Six Months Ended April 30, 2003

(Unaudited)

(1)	General

The accompanying unaudited condensed financial statements of Optical Cable Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2003 are not necessarily indicative of the results for the fiscal year ending October 31, 2003 because, among other things, changes in market conditions, seasonality, ability of management to execute its business plan, as well as other variables and contingencies set forth as risks in the Company’s Form 10-K for fiscal year 2002 or as otherwise identified in other filings by the Company as possibly affecting future results. The unaudited condensed financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. For further information, refer to the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2002.

Certain reclassifications have been made to the prior periods’ condensed statements of operations to place them on a basis comparable with the current periods’ condensed statements of operations.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Six Months Ended April 30, 2003

(Unaudited)

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the six months ended April 30, 2003 and 2002 follows:

	Six Months Ended April 30,
	2003	2002
Balance at beginning of period	$476,124	$572,853
Bad debt expense	169,295	133,263
Losses charged to allowance	(52,750)	(4,030)
Recoveries added to allowance	7,143	—

Balance at end of period	$599,812	$702,086

(3)	Inventories

Inventories as of April 30, 2003 and October 31, 2002 consisted of the following:

	April 30, 2003	October 31, 2002
Finished goods	$4,206,267	$4,329,080
Work in process	1,565,556	1,399,575
Raw materials	2,968,138	3,616,306
Production supplies	67,719	67,169

	$8,807,680	$9,412,130

(4)	Product Warranties

The Company generally warrants its products against certain manufacturing and other defects in material and workmanship. These product warranties are provided for specific periods of time and are applicable assuming the product has not been subjected to misuse, improper installation, negligence, or shipping damage. As of April 30, 2003 and October 31, 2002, the Company’s accrual for estimated product warranty claims totaled $175,000 and $100,000, respectively, in the accompanying condensed balance sheets included in accounts payable and accrued expenses. The accrued product warranty costs are based primarily on historical experience of actual warranty claims as well as current information on repair costs. Warranty claims expense for the three months and six months ended April 30, 2003 totaled $80,180 and $146,349, respectively.

The following table summarizes the changes in the Company’s accrual for product warranties during the six months ended April 30, 2003:

Balance at beginning of period	$100,000
Liabilities accrued for warranties issued during the period	131,899
Warranty claims paid during the period	(71,349)
Changes in liability for pre-existing warranties during the period	14,450

Balance at end of period	$175,000

(5)	Warrants

The Company is irrevocably obligated to issue warrants to class members defined in a consolidated class action lawsuit by the claims administrator for the class members and in accordance with the settlement

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Six Months Ended April 30, 2003

(Unaudited)

agreement approved by the United States District Court for the Western District of Virginia on September 23, 2002. Each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $4.88 per share. The warrants will expire October 24, 2007. The total number of warrants to be issued in accordance with the settlement agreement is 250,000. Through April 30, 2003, 75,000 warrants had been issued by the Company.

The fair value of the 250,000 warrants, totaling $886,635 as of April 30, 2003, is recorded as accrued shareholder litigation settlement expense in the accompanying condensed balance sheets. Generally accepted accounting principles require the fair value of the warrants to be adjusted at each reporting period until such time that the later of the following two conditions is met: (i) the Company is irrevocably obligated to issue the warrants, and (ii) the underlying shares of common stock to be issued on exercise are registered. The second and final of these two conditions was satisfied on May 19, 2003 when the Securities and Exchange Commission (the “SEC”) declared the registration statement of the underlying shares of common stock to be effective. During the three months and six months ended April 30, 2003, the Company recorded an additional $276,208 and $566,291, respectively, of non-cash expense resulting from the variable accounting treatment of the warrants as the price of the Company’s common stock increased through April 30, 2003. The Company will recognize additional related non-cash expense, totaling $295,959, in the third quarter of fiscal year 2003 as a result of increases in the price of the Company’s Common Stock from May 1 through May 19, 2003. The expense is a non-cash item and has no impact on the Company’s net cash flow.

The warrant expense portion of the accrued shareholder litigation settlement expense is calculated using the Black-Scholes pricing model. The closing price of the Company’s common stock of $4.48 on April 30, 2003 was used in that calculation. The amount of expense to be recognized by the Company in the third quarter of fiscal year 2003 is also calculated using the Black-Scholes pricing model. The closing price of the Company’s common stock of $5.80 on May 19, 2003, the date the registration statement was declared effective by the SEC, was used in that calculation.

Subsequent to the quarter ending July 31, 2003, no further adjustment of the fair value will be required and future periods’ statements of operations will not be impacted by the variable accounting treatment. During the quarter ending July 31, 2003, the fair value of the warrants will be reclassified from an accrued liability to permanent equity in accordance with generally accepted accounting principles.

(6)	Note Payable to Bank

The Company has a revolving credit facility with Wachovia Bank, National Association. The three-year credit facility provides up to a maximum of $25 million and is collateralized by all of the Company’s tangible and intangible assets. Borrowings under the credit facility are subject to certain coverage ratios, advance limits and qualifications that are applied to the Company’s accounts receivable, inventory and fixed assets. The Company’s ability to access the full amount of the credit facility depends on the future growth of the Company’s borrowing base. The Company maintains a sweep arrangement with its bank, where at the end of each day, all of the Company’s cash is used to paydown its outstanding note payable to the bank, if any. As of April 30, 2003, the Company had outstanding borrowings under the credit facility in the amount of $1,081,819, with $7,228,168 unused and available. The outstanding balance on the credit facility has been reflected as noncurrent in the accompanying condensed balance sheet as of April 30, 2003 based on the scheduled maturity of the credit facility in April 2005. As of October 31, 2002, the Company had no outstanding borrowings under the credit facility.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Six Months Ended April 30, 2003

(Unaudited)

The credit facility bears interest at one-half of one percent (0.50%) per annum above the prime rate (facility rate of 4.75% as of April 30, 2003). The facility also provides a LIBOR based rate at the Company’s option.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends existing accounting literature to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. The statement also requires additional disclosures in both interim and annual financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The accounting provisions (if elected) of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

The Company has currently elected not to adopt the fair-value based method of accounting for stock-based employee compensation. The Company has adopted the disclosure provisions of SFAS No. 148. Accordingly, no compensation cost for grants of options to employees has been recognized, as all employee stock options under the stock-based compensation plan had an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The fair value of each option was estimated at the grant date using the Black-Scholes valuation model for the periods presented.

	Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002
Net income (loss) as reported	$132,759	$108,177	$(19,263)	$712,629
Less total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	166,488	144,057	332,976	288,114

Pro forma net income (loss)	$(33,729)	$(35,880)	$(352,239)	$424,515

Net income (loss) per share:
Basic and diluted:
As reported	$0.02	$0.02	$—	$0.10

Pro forma	$(0.01)	$(0.01)	$(0.06)	$0.06

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Six Months Ended April 30, 2003

(Unaudited)

Stock option activity during the six months ended April 30, 2003 is as follows:

	Number of Shares	Weighted-Average Exercise Price
Balance at October 31, 2002	415,308	$20.13
Granted	—	—
Exercised	—	—
Forfeited	(15,965)	$23.78

Balance at April 30, 2003	399,343	$19.98

The Company adopted on March 1, 1996 the Optical Cable Corporation 1996 Stock Incentive Plan (the Plan). The Plan is intended to provide a means through the use of stock incentives that the Company can increase the personal financial interest employees have in the future success of the Company, thereby stimulating the efforts of these employees and strengthening their desire to remain with the Company. The Company has reserved 750,000 shares of common stock for issuance pursuant to incentive awards under the Plan. As of April 30, 2003, there were approximately 273,000 additional shares available for grant under the Plan.

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

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended April 30, 2003
Basic net income per share	$132,759	5,452,785	$0.02

Effect of dilutive stock options and warrants	—	—

Diluted net income per share	$132,759	5,452,785	$0.02

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended April 30, 2002
Basic net income per share	$108,177	6,928,910	$0.02

Effect of dilutive stock options	—	3,310

Diluted net income per share	$108,177	6,932,220	$0.02

	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Six Months Ended April 30, 2003
Basic net loss per share	$(19,263)	6,023,562	$—

Effect of dilutive stock options and warrants	—	—

Diluted net loss per share	$(19,263)	6,023,562	$—

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Six Months Ended April 30, 2003

(Unaudited)

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Six Months Ended April 30, 2002
Basic net income per share	$712,629	6,928,910	$0.10

Effect of dilutive stock options	—	57,893

Diluted net income per share	$712,629	6,986,803	$0.10

Stock options that could potentially dilute net income (loss) per share in the future that were not included in the computation of diluted net income (loss) per share—because to do so would have been antidilutive for the periods presented—totaled 399,343 for the three months and six months ended April 30, 2003 and 167,830 and 156,727, respectively for the three months and six months ended April 30, 2002. Likewise, warrants to purchase 250,000 shares of common stock in connection with the shareholder litigation that could potentially dilute net income (loss) per share in the future were not included in the computation of diluted net income (loss) per share because to do so would have been antidilutive for the three months and six months ended April 30, 2003.

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

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of April 30, 2003 and October 31, 2002 have been adequately provided for in the financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Six Months Ended April 30, 2003

(Unaudited)

For the three months ended April 30, 2003, 13% of net sales were attributable to one major domestic distributor. For the six months ended April 30, 2003, 14% of net sales were attributable to this distributor. For the three months ended April 30, 2002, 10% of net sales were attributable to another major domestic distributor. For the six months ended April 30, 2002, no single customer accounted for more than 10% of net sales. For the six months ended April 30, 2003 and 2002, approximately 80% and 73%, respectively, of net sales were from customers located in the United States, while approximately 21% and 27%, respectively, were from international customers.

(11)	Loss on Impairment of Machinery and Equipment

During the six months ended April 30, 2003, the Company recorded loss on impairment of machinery and equipment totaling $117,337 due to an automation upgrade initiative. The impairment loss relates to certain machinery and equipment not yet placed into service that the Company anticipates will be replaced in conjunction with the automation project. The loss represents the write-off of the carrying value of the machinery and equipment anticipated to be replaced.

(12)	Contingencies

On January 3, 2003, Anicom, Inc., a former customer that is in chapter 11 bankruptcy, filed a complaint against the Company in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the Complaint). The Complaint seeks to avoid and recover certain alleged preferential payments for products in the approximate amount of $1,100,000 made to the Company during the 90-day period preceding Anicom’s bankruptcy filing. The Company has reviewed the claim with legal counsel and based on one of the defenses available to the Company, believes the maximum liability would not exceed $276,000. The Company continues to believe that other defenses available will protect it from liability for the remaining amount of the claim and, thus, that the likelihood that Anicom will be successful in adjudication of the claim is remote. Furthermore, the Company believes the likelihood that Anicom’s claim will result in a material loss is remote.

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

We pioneered the design and production of special tight-buffered fiber optic cables for the most demanding military field applications in the early 1980’s-applications requiring rugged, flexible and compact fiber optic cables. At our ISO 9001:2000 registered facility in Roanoke, Virginia, we manufacture a broad range of fiber optic cables for high bandwidth transmission of data, video, and audio communications over short to moderate distances. Our cables can be used both indoors and outdoors and utilize a unique tight-buffered coating process and cable construction that provide excellent mechanical and environmental protection for each optical fiber. Our current portfolio of products is built on the evolution and refinement of the original fundamental technology into a comprehensive and versatile product line designed to provide end-users with significant value and performance.

Our fiber optic cables are easy and economical to install, provide a high degree of reliability and offer industry leading performance characteristics. We have designed and implemented an efficient and highly automated manufacturing process based on proprietary technologies. This enables us to produce high quality indoor/outdoor tight-buffered fiber optic cable rapidly and cost efficiently.

We sell our products internationally and domestically through our sales force to our customers, which include original equipment manufacturers, major distributors, regional distributors and various smaller distributors. International net sales were 21.0% and 20.5% of total net sales for the three months ended April 30, 2003 and 2002, respectively. International net sales were 19.6% and 27.5% of total net sales for the six months ended April 30, 2003 and 2002, respectively. Substantially all of our international sales are denominated in U.S. dollars. The lower percentage of international net sales in the six months ended April 30, 2003 compared to the six months ended April 30, 2002 resulted primarily from a nonrecurring large order of one international customer during the first quarter of 2002.

Net sales consist of gross sales of products less discounts, refunds and returns. Revenue is recognized at the time of product shipment or delivery to the customer (including distributors) provided that the customer takes ownership and assumes risk of loss, based on shipping terms. During the three months ended April 30, 2003, 13% of our net sales were attributable to one major domestic distributor. For the six months ended April 30, 2003, 14% of our net sales were attributable to this distributor. For the three months ended April 30, 2002, 10% of net sales were attributable to another major domestic distributor. For the six months ended April 30, 2002, no single customer accounted for more than 10% of net sales.

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

Results of Operations

The following table sets forth selected line items from our condensed statements of operations as a percentage of net sales for the periods indicated:

	Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	60.5	67.0	62.3	63.7

Gross profit	39.5	33.0	37.7	36.3
Selling, general and administrative expenses	34.4	29.8	34.1	30.3
Shareholder litigation settlement expense	2.9	1.3	2.9	0.6
Loss on impairment of machinery and equipment	—	—	0.6	—

Income from operations	2.2	1.9	0.1	5.4
Other expense, net	(0.2)	(0.4)	(0.2)	(0.5)

Income (loss) before income tax expense (benefit)	2.0	1.5	(0.1)	4.9
Income tax expense (benefit)	0.6	0.5	—	1.7

Net income (loss)	1.4%	1.0%	(0.1)%	3.2%

Three Months Ended April 30, 2003 and 2002

Net Sales

Net sales decreased 10.6% to $9.8 million for the second quarter of fiscal year 2003 from $10.9 million for the same period in 2002. Net sales for the second quarter of fiscal year 2003 were comparable to net sales of $9.7 million for the first quarter of fiscal year 2003. The decrease in net sales during the second quarter of fiscal year 2003 when compared to the same period last year was a result of economic weakness that particularly affected the technology and fiber optic cable sectors, and that significantly affected our net sales since the second half of fiscal year 2001. While we believe net sales have begun to stabilize since the second half of fiscal year 2002, it appears we may have returned to the historical patterns of seasonality before the technology sector bubble and subsequent bust, namely relatively lower net sales during the first two quarters of each fiscal year when compared to average quarterly net sales for the fiscal year, and relatively higher net sales during the last two quarters of each fiscal year when compared to average quarterly net sales for the fiscal year.

During the second quarter of fiscal year 2003, we experienced an increase in product mix for cable containing single-mode fiber (which typically has a lower relative sales price), compared to cable containing multimode fiber (which typically has a higher relative sales price), when compared to the second quarter of 2002 and when compared to the first quarter of 2003. The percentage of single-mode fiber meters shipped to total fiber meters shipped during the second quarter of fiscal year 2003 was 31.2% compared to 24.9% during the second quarter of 2002 and 24.8% during the first quarter of 2003. At the same time, we also began to see a slight improvement in volume of fiber meters shipped during the second quarter of fiscal year 2003 when compared to the same period in 2002 and when compared to the first quarter of 2003; however, the impact of the increased volume was not significant enough to overcome the impact on sales resulting from the change in product mix and the impact of pricing as a result of the previously noted economic weakness.

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

Gross Profit

Gross profit increased 6.8% to $3.9 million for the second quarter of fiscal year 2003 from $3.6 million for the same period in 2002. Gross profit margin, or gross profit as a percentage of net sales, increased to 39.5% in the second quarter of fiscal year 2003 from 33.0% in the second quarter of 2002. The increased gross profit margin resulted primarily from our ability to obtain lower pricing on certain raw materials coupled with a relative increase in product mix of products with higher margins. Going forward we expect our gross margins to be more in line with those of previous quarters.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, excluding shareholder litigation settlement expenses (“SG&A expenses”) as a percentage of net sales were 34.4% in the second quarter of fiscal year 2003, compared to 29.8% in the second quarter of 2002. By comparison, SG&A expenses were 33.8% of net sales in the first quarter of 2003. The higher percentage in the second quarter of fiscal year 2003 reflects the fact that net sales for the quarter decreased 10.6% compared to the same period last year, while SG&A expenses increased 3.2% compared to the second quarter of 2002. The increase in SG&A expenses during the second quarter of fiscal year 2003 compared to the same period last year results from increases in salaries and related expenses principally resulting from successful efforts to fill newly created positions in sales, marketing, business development and information technology partially offset by decreases in sales commissions and shipping costs due to decreased net sales, decreases in advertising and trade shows expense as a result of attempts to streamline our marketing and advertising efforts and decreases in legal fees (excluding those fees related to the shareholder litigation).

Shareholder Litigation Settlement Expense

We recorded a charge during fiscal year 2002 in the amount of $997,000 representing the estimated cost of the settlement of a consolidated shareholder class action lawsuit and related professional fees incurred during fiscal year 2002, net of insurance proceeds. Of the total amount expensed during fiscal year 2002, approximately $320,000 represented the fair value of the warrants to purchase 250,000 shares of our common stock at an exercise price of $4.88 per share being issued in connection with the settlement of the shareholder litigation.

Generally accepted accounting principles require the fair value of the warrants to be adjusted at each reporting period until such time that the later of the following two conditions is met: (i) we are irrevocably obligated to issue the warrants, and (ii) the underlying shares of common stock to be issued on exercise are registered. The second and final of these two conditions was satisfied on May 19, 2003 when the Securities and Exchange Commission (the “SEC”) declared the registration statement of the underlying shares of common stock to be effective.

During the three months ended April 30, 2003, we recorded an additional $276,000 of expense resulting from the variable accounting treatment of the warrants as the price of our common stock increased. We will recognize additional related expense in connection with the warrants, totaling $296,000, in the third quarter of fiscal year 2003, resulting from the increase in the price of our common stock from May 1 through May 19, 2003. The expense is a non-cash item and has no impact on our net cash flow.

The warrant expense portion of the accrued shareholder litigation settlement expense is calculated using the Black-Scholes pricing model. The closing price of the Company’s common stock of $4.48 on April 30, 2003 was used in that calculation. The amount of expense to be recognized by us in the third quarter of fiscal year 2003 is also calculated using the Black-Scholes pricing model. The closing price of our common stock of $5.80 on May 19, 2003, the date the registration statement was declared effective by the SEC, was used in that calculation. During the second quarter of fiscal year 2002, $145,000 was recorded associated with the related professional fees and there was no charge related to the fair value of the warrants.

Subsequent to the quarter ending July 31, 2003, no further adjustment of the fair value will be required and future periods’ statements of operations will not be impacted by the variable accounting treatment of the warrants. During the quarter ending July 31, 2003, the fair value of the warrants will be reclassified from an accrued liability to permanent equity in accordance with generally accepted accounting principles.

Other Income (Expense)

Other expense, net decreased to $26,000 in the second quarter of fiscal year 2003 from $48,000 in the second quarter of 2002. The decrease was primarily due to reduced interest expense when comparing the second quarter of fiscal year 2003 to the second quarter of fiscal year 2002. The lower interest expense results from lower amounts payable under our credit facility during the second quarter of 2003 compared to 2002. See also “Liquidity and Capital Resources” for further discussion of our revolving credit facility.

Income Before Income Tax Expense

We recognized net income of $192,000 before tax expense for the second quarter of fiscal year 2003 compared to $167,000 for the second quarter of 2002. This increase was primarily due to the increase in gross profit of $246,000 and the decrease in interest expense of $14,000, partially offset by an increase in shareholder litigation settlement expense of $138,000 and SG&A expenses of $104,000.

Income Tax Expense

Income tax expense totaled $60,000 for the second quarter of fiscal year 2003 compared to $59,000 for the second quarter of 2002. The amounts reflect a change in our expected effective tax rate for 2003 compared to 2002. Our effective tax rate was 31.0% in the second quarter of 2003 compared to 35.1% in the second quarter of 2002.

Fluctuations in our effective tax rates typically are due primarily to the amount and timing of the tax benefits related to our Extraterritorial Income Exclusion which exempts from federal income taxation a portion of the net profit realized from sales outside of the United States of products manufactured in the United States.

Net Income

Net income for the second quarter of fiscal year 2003 was $133,000, compared to $108,000 for the second quarter of 2002. This increase was due primarily to the factors affecting the increase in income before tax expense, as well as the decrease in the expected effective tax rate.

Six Months Ended April 30, 2003 and 2002

Net Sales

Net sales decreased 12.6% to $19.5 million for the first half of fiscal year 2003 from $22.3 million for the same period in 2002. Net sales for the first half of fiscal year 2003 were slightly less than net sales of $20.3 million for the second half of fiscal year 2002. The decrease in net sales during the first half of fiscal year 2003 when compared to the same period last year was a result of economic weakness that particularly affected the technology and fiber optic cable sectors, and that significantly affected our net sales since the second half of fiscal year 2001. While we believe net sales have begun to stabilize since the second half of fiscal year 2002, it appears we may have returned to the historical patterns of seasonality before the technology sector bubble and subsequent bust, namely relatively lower net sales during the first two quarters of each fiscal year when compared to average quarterly net sales for the fiscal year, and relatively higher net sales during the last two quarters of each fiscal year when compared to average quarterly net sales for the fiscal year.

During the first half of fiscal year 2003, we experienced an increase in product mix for cable containing multimode fiber (which typically has a higher relative sales price), compared to cable containing single-mode fiber (which typically has a lower relative sales price), when compared to the first half of 2002. The percentage of multimode fiber meters shipped to total fiber meters shipped during the first half of fiscal year 2003 was 71.9% compared to 68.9% during the first half of 2002; however, the impact of the decreased market demand on pricing due to overall economic conditions of the industry outweighed the impact on sales resulting from the change in product mix.

Gross Profit

Gross profit decreased 9.3% to $7.4 million for the first half of fiscal year 2003 from $8.1 million for the same period in 2002. Gross profit margin, or gross profit as a percentage of net sales, increased to 37.7% in the first half of fiscal year 2003 from 36.3% in the first half of 2002. The increased gross profit margin resulted primarily from our ability to obtain lower pricing on certain raw materials coupled with a relative increase in product mix or products with higher margins. Going forward we expect our gross margins to be more in line with those of previous quarters.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, excluding shareholder litigation settlement expenses (“SG&A expenses”) as a percentage of net sales were 34.1% in the first six months of 2003, compared to 30.3% for the same period in 2002. The higher percentage in the first half of fiscal year 2003 reflects the fact that net sales for the period decreased 12.6% compared to the same period last year, while SG&A expenses only decreased 1.6%

compared to the same period in 2002. The decrease in SG&A expenses during the first six months of 2003 compared to the same period last year is explained by a number of factors including (i) decreases in sales commissions and shipping costs due to decreased net sales, (ii) decreases in advertising and trade shows expense as a result of attempts to streamline our marketing and advertising efforts, and (iii) decreases in legal fees (excluding those fees related to the shareholder litigation). These were partially offset by increases in salaries and related expenses primarily resulting from successful efforts to fill newly created positions in sales, marketing, business development and information technology.

Shareholder Litigation Settlement Expense

We recorded a charge during fiscal year 2002 in the amount of $997,000 representing the estimated cost of the settlement of a consolidated shareholder class action lawsuit and related professional fees incurred during fiscal year 2002, net of insurance proceeds. Of the total amount expensed during fiscal year 2002, approximately $320,000 represented the fair value of the warrants to purchase 250,000 shares of our common stock at an exercise price of $4.88 per share being issued in connection with the settlement of the shareholder litigation.

Generally accepted accounting principles require the fair value of the warrants to be adjusted at each reporting period until such time that the later of the following two conditions is met: (i) we are irrevocably obligated to issue the warrants, and (ii) the underlying shares of common stock to be issued on exercise are registered. The second and final of these two conditions was satisfied on May 19, 2003 when the SEC declared the registration statement of the underlying shares of common stock to be effective.

During the six months ended April 30, 2003, we recorded an additional $566,000 of expense resulting from the variable accounting treatment of the warrants as the price of our common stock increased. The expense is a non-cash item and has no impact on our net cash flow.

The warrant expense portion of the accrued shareholder litigation settlement expense is calculated using the Black-Scholes pricing model. The closing price of our common stock of $4.48 on April 30, 2003 was used in that calculation. During the first half of fiscal year 2002, $145,000 was recorded associated with the related professional fees and there was no charge related to the fair value of the warrants.

Loss on Impairment of Machinery and Equipment

During the first quarter of fiscal year 2003, we recorded a loss on impairment of machinery and equipment totaling $117,000 due to an automation upgrade initiative. The impairment loss relates to certain machinery and equipment not yet placed into service that we anticipate will be replaced in conjunction with the automation project. The loss is a non-cash item that represents the write-off of the carrying value of the machinery and equipment anticipated to be replaced. There was no such impairment loss during 2002.

Other Income (Expense)

Other expense, net decreased to $43,000 in the first half of fiscal year 2003 from $105,000 in the first half of 2002. The decrease was primarily due to reduced interest expense when comparing the first half of fiscal year 2003 to the first half of fiscal year 2002. The lower interest expense results from lower amounts payable under our new credit facility during the first half of 2003 compared to amounts payable under our former credit facilities during the first half of 2002. See also “Liquidity and Capital Resources” for further discussion of our revolving credit facility.

Income (Loss) Before Income Tax Expense (Benefit)

We incurred a $28,000 loss before tax benefit for the first half of fiscal year 2003 whereas we reported income before tax expense of $1.1 million for the first half of 2002. This change was primarily due to the decrease in gross profit of $752,000, increases in shareholder litigation settlement expense of $430,000 and the loss on impairment of machinery and equipment totaling $117,000, partially offset by a decrease in SG&A expenses of $110,000.

Income Tax Expense (Benefit)

Income tax benefit totaled $9,000 for the first half of fiscal year 2003 compared to income tax expense of $387,000 for the first half of 2002. This change was due primarily to the fact that we incurred a loss before tax benefit for the first half of fiscal year 2003 compared to income before tax expense for the first half of 2002. Additionally, the amounts reflect a change in our expected effective tax rate for 2003 compared to 2002. Our effective tax rate was 31.0% in the first half of 2003 compared to 35.2% in the first half of 2002.

Net Income (Loss)

Net loss for the first half of fiscal year 2003 was $19,000, compared to net income of $713,000 for the first half of 2002. This change was due primarily to the fact that we incurred a loss before tax benefit for the first half of fiscal year 2003 compared to income before tax expense for the first half of 2002, partially offset by the recognition of income tax benefit in the first half of 2003 compared to income tax expense during the first half of 2002.

Financial Condition

Total assets decreased $1.4 million, or 4.4%, to $31.2 million at April 30, 2003, from $32.7 million at October 31, 2002. This decrease was primarily due to a $747,000 decrease in cash resulting from the use of cash on hand to repurchase 21.3% of our outstanding common stock during the first quarter of 2003, a $604,000 decrease in inventories resulting from continuing efforts to appropriately manage inventory levels, and a $443,000 decrease in property and equipment, net, of which $117,000 relates to the loss on impairment of machinery and equipment, partially offset by a $481,000 increase in trade accounts receivable, net.

Total liabilities increased $1.6 million, or 35.5%, to $6.1 million at April 30, 2003, from $4.5 million at October 31, 2002. This increase was primarily due to a $1.1 million increase in note payable to our bank under our line of credit. The increase in note payable was due to the use of proceeds from borrowings against the line of credit to repurchase 21.3% of our outstanding common stock during the first quarter of 2003, which was later partially paid down as of April 30, 2003. Also contributing to the increase was a $399,000 increase in accrued shareholder litigation settlement non-cash expense related primarily to fluctuations in the fair value of the warrants being issued in connection with the shareholder litigation. This increase in the fair value resulted from increases in the price of our common stock since October 31, 2002. We will recognize additional related expense in connection with the warrants, totaling $296,000, in the third quarter of fiscal year 2003 resulting from the increase in the price of our common stock from May 1 through May 19, 2003. The expense is a non-cash item and has no impact on our net cash flow.

Total shareholders’ equity at April 30, 2003 decreased $3.0 million, or 10.8% during the first half of 2003. The decrease resulted primarily from the repurchase of 21.3% of our outstanding common stock during the first quarter of 2003. The repurchased common stock was retired.

Liquidity and Capital Resources

In addition to the repurchase of 21.3% of our outstanding common stock during the first half of 2003, our primary capital needs have been to fund working capital requirements and capital expenditures. Our primary source of capital for these purposes has been cash provided from operations and borrowings under our bank line of credit described below. The outstanding balance under our line of credit totaled $1.1 million as of April 30, 2003. As of October 31, 2002, we had no outstanding borrowings under the credit facility.

We had no cash on hand at April 30, 2003, a decrease of $747,000 compared to October 31, 2002. The decrease in cash in the first half of fiscal year 2003 was primarily due to net cash used in financing activities of $2.0 million and the purchase of property and equipment totaling $194,000, partially offset by net cash provided by operating activities of $1.4 million.

During the first quarter of 2003, we renegotiated two “take-or-pay” agreements to purchase raw optical fiber, reducing our future fiber commitments at the time of renegotiation by approximately $10.6 million. We entered into an amended and restated supply agreement to purchase raw optical fiber from one supplier, and we have amended a supply agreement to purchase raw optical fiber with a second supplier. Alternative suppliers exist that could provide this material at a similar cost in the event these suppliers are unable or unwilling to perform under the contracts. See “Contractual Obligations and Commitments” below.

On April 30, 2003, we had working capital of $13.7 million, compared to $15.5 million as of October 31, 2002, a decrease of $1.8 million. The ratio of current assets to current liabilities as of April 30, 2003, was 3.7 to 1, compared to 4.6 to 1 as of October 31, 2002. The decrease in working capital during the first half of 2003 was primarily caused by a $747,000 decrease in cash, a $604,000 decrease in inventories, a $275,000 increase in accounts payable, accrued expenses and accrued compensation and payroll taxes and a $399,000 increase in accrued shareholder litigation settlement expense, partially offset by a $481,000 increase in trade accounts receivable, net. During the quarter ending July 31, 2003, the fair value (as of May 19, 2003) of the warrants issued in connection with the shareholder litigation settlement will be reclassified from an accrued liability to permanent equity in accordance with generally accepted accounting principles. The fair value of the warrants as of May 19, 2003 was approximately $1.2 million.

Net cash provided by operating activities was $1.4 million for the first half of fiscal year 2003, compared to $3.4 million for the first half of 2002. Net cash provided by operating activities during the first half of fiscal year 2003 primarily resulted from certain adjustments to reconcile net loss to net cash provided by operating activities, including depreciation, amortization and accretion of $583,000, bad debt expense of $169,000, shareholder litigation settlement expense of $566,000 and loss on impairment of machinery and equipment of $117,000. Additionally, a $604,000 decrease in inventories, partially offset by an increase of $650,000 in trade accounts receivable contributed to net cash provided by operating activities. Net cash provided by operating activities during the first half of 2002 primarily resulted from cash provided by operating income, a $2.6 million decrease in trade accounts receivable and a $2.2 million decrease in inventories, partially offset by a $2.9 million decrease in accounts payable and accrued expenses.

Net cash used in investing activities totaled $194,000 in the first half of fiscal year 2003, compared to net cash provided by investing activities of $215,000 for the first half of 2002. Net cash used in investing activities during the first half of fiscal year 2003 resulted entirely from purchases of property and equipment. Net cash generated by investing activities during the first half of 2002 primarily resulted from $367,000 provided by the receipt of the cash surrender value of a life insurance policy on a former officer, partially offset by $153,000 in purchases of property and equipment. There are no material commitments for capital expenditures as of April 30, 2003.

Net cash used in financing activities was $2.0 million for the first six months of fiscal year 2003 compared to $5.6 million for the first half of 2002. Net cash used in financing activities in the first half of fiscal year 2003 was primarily the result of the repurchase of common stock with a total cost, including brokerage fees, of $3.0 million, partially offset by proceeds from notes payable to our bank under our line of credit. Net cash used in financing activities for the first half of 2002 was the result of repayments on notes payable to our bank under our lines of credit and payments for financing costs related to our new credit facility in April 2005.

On April 18, 2002, we entered into a new revolving credit facility with Wachovia Bank, National Association (formerly First Union National Bank). The new three-year credit facility provides up to a maximum of $25.0 million and replaced our previous $9.5 million credit facility. The facility is collateralized by all of our tangible and intangible assets. Borrowings under the credit facility are subject to certain coverage ratios, advance limits and qualifications that are applied to our accounts receivable, inventory and fixed assets. Our ability to access the full amount of the credit facility will depend on the future growth of our borrowing base. As of April 30, 2003, we had outstanding borrowings under the new credit facility in the amount of approximately $1.1 million, with approximately $7.2 million unused and available. The outstanding balance on the credit facility has been reflected as noncurrent based on the scheduled maturity of the credit facility.

The credit facility bears interest at one-half of one percent (0.50%) per annum above the prime rate (facility rate of 4.75% as of April 30, 2003). The facility also provides a LIBOR based rate at our option.

We believe that our cash flow from operations and our credit facility will be adequate to fund our operations for at least the next twelve months.

On September 27, 2000, the Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit under Title VII of the Civil Rights Act against us in the United States District Court for the Western District of Virginia. The lawsuit alleged a pattern or practice of discrimination on the bases of gender and race. The lawsuit sought injunctive and other relief and damages in an unspecified amount. On December 13, 2001, the parties reached an agreement as to the amount of a settlement (subject to final documentation and judicial review and approval). On February 20, 2002, we reached a final settlement of the case and the court issued a Consent Decree setting forth the terms of the settlement. Pursuant to the settlement and Consent Decree: (i) we paid $500,000 on February 22, 2002 and $175,000 on January 7, 2003, and we are required to pay $175,000 in January 2004, to satisfy the gender and race class claims; (ii) we paid an additional $75,000 on February 20, 2002 to one individual specifically named in the complaint; and (iii) we are required to spend at least $75,000 for our planned diversity, recruitment and human resource management programs over the term of the Consent Decree. We recorded a charge in the fourth quarter of fiscal year 2001 in the amount of $902,000 representing $575,000 payable upon entry of the Consent Decree, as well as $327,000 representing the present value at that date of the two equal payments in the amount of $175,000 payable in January 2003 and 2004. During the first quarter of 2003, we recorded accretion of the associated discount as interest expense in the amount of $3,000. During the second quarter of 2003, we recorded additional accretion of the associated discount as interest expense in the amount of $2,000. The $75,000 used for our planned diversity, recruitment and human resource management programs is being expensed as incurred.

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

We paid $500,000 of the cash portion of the settlement upon preliminary court approval. The second and final installment, totaling $200,000, of the cash portion of the settlement was paid on November 1, 2002. The warrants will be exercisable for five years. We have registered the shares issuable upon the exercise of the warrants under the Securities Act of 1933, as amended. See also Item 2. Changes in Securities and Use of Proceeds of Part II. Other Information of this Form 10-Q.

We recorded a charge during fiscal year 2002 in the amount of $997,000 representing the estimated cost of the settlement and related professional fees incurred, net of insurance proceeds. Of the total amount expensed, approximately $320,000 represented the fair value of the warrants to purchase 250,000 shares of our common stock at an exercise price of $4.88 per share issued and to be issued in connection with the settlement of the shareholder litigation. Generally accepted accounting principles require the fair value to be adjusted at each reporting period until such time that the later of the following two conditions is met: (i) we are irrevocably obligated to issue the warrants, and (ii) the underlying shares of common stock to be issued on exercise are registered. The second and final of these two conditions was satisfied on May 19, 2003 when the SEC declared the registration statement of the underlying shares of common stock to be effective. During the three months and six months ended April 30, 2003, we recorded an additional $276,000 and $566,000, respectively, of expense resulting from the variable accounting treatment of the warrants as the price of our common stock has increased. We will recognize additional related expense, totaling $296,000, in the third quarter of fiscal year 2003, as a result of the increase in the price of our common stock from May 1 through May 19, 2003. The expense is a non-cash item and has no impact on our net cash flow. The warrant expense portion of the accrued shareholder litigation settlement expense is calculated using the Black-Scholes pricing model. The closing price of our common stock of $4.48 on April 30, 2003 was used in that calculation. The amount of expense to be recognized by us in the third quarter of fiscal year 2003 is also calculated using the Black-Scholes pricing model. The closing price of our common stock of $5.80 on May 19, 2003, the date the registration statement was declared effective by the SEC, was used in that calculation. Subsequent to the quarter ending July 31, 2003, no further adjustment of the fair value will be required and future periods’ statements of operations will not be impacted by the variable accounting treatment. During the quarter ending July 31, 2003, the fair value of the warrants will be reclassified from an accrued liability to permanent equity in accordance with generally accepted accounting principles.

On January 3, 2003, Anicom, Inc., a former customer that is in chapter 11 bankruptcy, filed a complaint against us in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Complaint”). The Complaint seeks to avoid and recover certain alleged preferential payments for products in the approximate amount of $1.1 million made to us during the 90-day period preceding Anicom’s bankruptcy filing. We have reviewed the claim with legal counsel and based on one of the defenses available to us, believe the maximum liability would not exceed $276,000. We continue to believe that other defenses available will protect us from liability for the remaining amount of the claim and, thus, that the likelihood that Anicom will be successful in adjudication of the claim is remote. Furthermore, we believe the likelihood that Anicom’s claim will result in a material loss is remote.

From time to time, we are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Seasonality

Historically, net sales are relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year, which we believe may be partially due to construction cycles and budgetary cycles of our customers. For example, an average of approximately 45% of our net sales occurred during the first half of the fiscal year and an average of approximately 55% of our net sales occurred during the second half of the fiscal year for fiscal years 1996 through 2000. However, our net sales did not follow this pattern in fiscal year 2002 or 2001. In fiscal years 2002 and 2001, approximately 52% and 57% of our net sales occurred during the first half of the fiscal year, respectively, and approximately 48% and 43% of our net sales occurred during the second half of the fiscal year, respectively. We believe this shift in the pattern of our net sales appears to be related to overall economic conditions in the industry.

Contractual Obligations and Commitments

The table below sets forth a summary of our contractual obligations and commitments that will impact our future liquidity:

Contractual Obligations and Commitments	Fiscal Years Ending October 31,
	2003	2004	2005	2006	Totals
Bank lines of credit	$—	—	1,082,000	—	1,082,000
Long-term optical fiber supply agreements	2,389,000	4,841,000	5,206,000	879,000	13,315,000
EEOC settlement	—	175,000	—	—	175,000

Total	$2,389,000	5,016,000	6,288,000	879,000	14,572,000

Bank Lines of Credit

Under the terms of our loan agreement, as amended, our credit facility has an original term of three years and will expire in April 2005. See further discussion under “Liquidity and Capital Resources.”

Long-Term Optical Fiber Supply Agreements

During fiscal year 2001, we entered into separate long-term supply agreements in the ordinary course of business with two raw optical fiber suppliers.

The agreement with the first optical fiber supplier has been amended and replaced with a new agreement which expires on December 31, 2005. The aggregate purchases required under the terms of this amended and restated agreement (subject to certain future market price adjustments) are included in the table above. Additionally, this amended and restated agreement requires that one-half of the Company’s aggregate multimode fiber purchases and one-half of the Company’s aggregate single-mode fiber purchases through December 31, 2005 be purchased from that supplier at market prices, as defined.

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

We believe that the fiber purchase commitments are consistent with our expected requirements. Additionally, we believe we have adequate alternative sources of fiber in the event these suppliers are unable to fulfill their commitments to us. As a result, we also believe our business is not substantially dependent upon any one supply agreement.

Equal Employment Opportunity Commission Settlement

On September 27, 2000, the Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit under Title VII of the Civil Rights Act against us in the United States District Court for the Western District of Virginia. The lawsuit alleged a pattern or practice of discrimination on the bases of gender and race. The lawsuit sought injunctive and other relief and damages in an unspecified amount. On December 13, 2001, the parties reached an agreement as to the amount of a settlement (subject to final documentation and judicial review and approval). On February 20, 2002, we reached a final settlement of the case and the court issued a Consent Decree setting forth the terms of the settlement. Pursuant to the settlement and Consent Decree: (i) we paid $500,000 on February 22, 2002; and $175,000 on January 7, 2003, and we are required to pay $175,000 in January 2004, to satisfy the gender and race class claims; (ii) we paid an additional $75,000 on February 20, 2002 to one individual specifically named in the complaint; and (iii) we are required to spend at least $75,000 for our planned diversity, recruitment and human resource management programs over the term of the Consent Decree. We recorded a charge in the fourth quarter of fiscal year 2001 in the amount of $902,000 representing $575,000 payable upon entry of the Consent Decree, as well as $327,000 representing the present value at that date of two equal payments in the amount of $175,000 payable in January 2003 and 2004. During the first half of 2003, we recorded accretion of the associated discount as interest expense in the amount of $5,000. The $75,000 used for our planned diversity, recruitment and human resource management programs is being expensed as incurred, and is not reflected in the Contractual Obligations and Commitments table above.

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

Future Accounting Considerations

In May 2003, the Financial Accounting Standards Board, also known as the FASB, issued Statement of Financial Accounting Standards, referred to as SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We are currently evaluating the impact of SFAS No. 150 on our financial position, results of operations and liquidity.

As of June 9, 2003, there are no other new accounting standards issued, but not yet adopted by us, which are expected to be applicable to our financial position, operating results or financial statement disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of April 30, 2003, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 4.	Controls and Procedures

The Company’s principal executive officer and principal financial officer are the same person. He has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based upon his evaluation, he has concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that would be expected to significantly affect these controls, since the date the controls were evaluated.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On September 27, 2000, the Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit under Title VII of the Civil Rights Act against us in the United States District Court for the Western District of Virginia. The lawsuit alleged a pattern or practice of discrimination on the bases of gender and race. The lawsuit sought injunctive and other relief and damages in an unspecified amount. On December 13, 2001, the parties reached an agreement as to the amount of a settlement (subject to final documentation and judicial review and approval). On February 20, 2002, we reached a final settlement of the case and the court issued a Consent Decree setting forth the terms of the settlement. Pursuant to the settlement and Consent Decree: (i) we paid $500,000 on February 22, 2002 and $175,000 on January 7, 2003, and we are required to pay $175,000 in January 2004, to satisfy the gender and race class claims; (ii) we paid an additional $75,000 on February 20, 2002 to one individual specifically named in the complaint; and (iii) we are required to spend at least $75,000 for our planned diversity, recruitment and human resource management programs over the term of the Consent Decree. We recorded a charge in the fourth quarter of fiscal year 2001 in the amount of $902,000 representing $575,000 payable upon entry of the Consent Decree, as well as $327,000 representing the present value at that date of the two equal payments in the amount of $175,000 payable in January 2003 and 2004. During the first quarter of 2003, we recorded accretion of the associated discount as interest expense in the amount of $3,000. During the second quarter of 2003, we recorded additional accretion of the associated discount as interest expense in the amount of $2,000. The $75,000 used for our planned diversity, recruitment and human resource management programs is being expensed as incurred.

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

PART II. OTHER INFORMATION

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

We paid $500,000 of the cash portion of the settlement upon preliminary court approval. The second and final installment, totaling $200,000, of the cash portion of the settlement was paid on November 1, 2002. The warrants will be exercisable for five years. We have registered the shares issuable upon the exercise of the warrants under the Securities Act of 1933, as amended. See also Item 2. Changes in Securities and Use of Proceeds of Part II. Other Information of this Form 10-Q.

We recorded a charge during fiscal year 2002 in the amount of $997,000 representing the estimated cost of the settlement and related professional fees incurred, net of insurance proceeds. Of the total amount expensed, approximately $320,000 represented the fair value of the warrants to purchase 250,000 shares of our common stock at an exercise price of $4.88 per share issued and to be issued in connection with the settlement of the shareholder litigation. Generally accepted accounting principles require the fair value to be adjusted at each reporting period until such time that the later of the following two conditions is met: (i) we are irrevocably obligated to issue the warrants, and (ii) the underlying shares of common stock to be issued on exercise are registered. The second and final of these two conditions was satisfied on May 19, 2003 when the SEC declared the registration statement of the underlying shares of common stock to be effective. During the three months and six months ended April 30, 2003, we recorded an additional $276,000 and $566,000, respectively, of expense resulting from the variable accounting treatment of the warrants and the increase in the price of our common stock through April 30, 2003. We will recognize additional related expense, totaling $296,000, in the third quarter of fiscal year 2003 as a result of increases in the price of our common stock from May 1 through May 19, 2003. The expense is a non-cash item and has no impact on our net cash flow. The warrant expense portion of the accrued shareholder litigation settlement expense is calculated using the Black-Scholes pricing model. The closing price of our common stock of $4.48 on April 30, 2003 was used in that calculation. The amount of expense to be recognized by us in the third quarter of fiscal year 2003 is also calculated using the Black-Scholes pricing model. The closing price of our common stock of $5.80 on May 19, 2003, the date the registration statement was declared effective by the SEC, was used in that calculation. Subsequent to the quarter ending July 31, 2003, no further adjustment of the fair value will be required and future periods’ statements of operations will not be impacted by the variable accounting treatment. During the quarter ending July 31, 2003, the fair value of the warrants will be reclassified from an accrued liability to permanent equity in accordance with generally accepted accounting principles.

On January 3, 2003, Anicom, Inc., a former customer that is in chapter 11 bankruptcy, filed a complaint against us in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Complaint”). The Complaint seeks to avoid and recover certain alleged preferential payments for products in the approximate amount of $1,100,000 made to us during the 90-day period preceding Anicom’s bankruptcy filing. We have reviewed the claim with legal counsel and based on one of the defenses available to us, believe the maximum liability would not exceed $276,000. We continue to believe that other defenses available will protect us from liability for the remaining amount of the claim and, thus, that the likelihood that Anicom will be successful in adjudication of the claim is remote. Furthermore, we believe the likelihood that Anicom’s claim will result in a material loss is remote.

PART II. OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds

On February 11, 2003, we filed a Registration Statement on Form S-3. The Form S-3/A, as amended, was declared effective by the Securities and Exchange Commission on May 19, 2003 at 5:00 p.m. The shares offered by the prospectus are issuable upon exercise of common share purchase warrants to be issued by us to class members pursuant to a settlement agreement among us, some of our current and former officers and directors and plaintiffs’ counsel that was approved by the United States District Court for the Western District of Virginia on September 23, 2002, relating to a consolidated class action lawsuit filed against us and some of our current and former officers and directors. We will sell the common shares to class members upon exercise of the warrants at an exercise price of $4.88 per common share. If all of the warrants are exercised, we would receive aggregate cash proceeds of $1,220,000. However, holders of warrants may not exercise some or all of the warrants. Proceeds received by us from the exercise of any of the warrants will be used for general working capital purposes.

Item 4.	Submission of Matters to a Vote of Security Holders

The following information is furnished for matters submitted to a vote of security holders during the three months ended April 30, 2003:

(a)	The Annual Meeting of Shareholders of Optical Cable Corporation was held on March 11, 2003.

(b)	The name of each director elected at the meeting follows:

Neil D. Wilkin, Jr.

Luke J. Huybrechts

Randall H. Frazier

John M. Holland

Craig H. Weber

The above-named directors constitute the entire board of directors and there are no other directors continuing their term who were not up for re-election.

(c)	A brief description of each matter voted upon at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, including a separate tabulation with respect to each nominee for office follows:

1.	To elect the following five directors to serve for the terms of office specified in the proxy statement and until their successors are duly elected and qualified.

Director	Votes for	Votes against	Votes abstaining	Broker non-votes
Neil D. Wilkin, Jr.	4,600,889	—	41,969	—
Luke J. Huybrechts	4,608,182	—	34,676	—
Randall H. Frazier	4,595,313	—	47,545	—
John M. Holland	4,596,715	—	46,143	—
Craig H. Weber	4,602,318	—	40,540	—

PART II. OTHER INFORMATION

2.	To ratify the selection of KPMG LLP as independent accountants for the Company for fiscal year 2003.

Votes for	Votes against	Votes abstaining	Broker non-votes
4,627,077	12,190	3,591	—

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-K for the six months ended April 30, 2003:

Exhibit 3.1 – Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 1 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

Exhibit 3.2 – Bylaws of Optical Cable Corporation, as amended (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1997 (file number 0-37022), and incorporated herein by reference).

Exhibit 4.1 – Rights Agreement dated as of November 2, 2001 (filed as Exhibit 4 to the Company’s Form 8-A filed with the Commission on November 5, 2001 and incorporated by reference herein).

Exhibit 4.2 – Form of certificate representing preferred share purchase right (filed as Exhibit 5 to the Company’s Form 8-A filed with the Commission on November 5, 2001 and incorporated by reference herein).

Exhibit 4.3 – Warrant Agreement dated as of October 24, 2002 (filed as Exhibit 4.1 to the Company’s Form S-3 filing with the Commission on February 11, 2003 and incorporated by reference herein).

Exhibit 4.4 – Form of warrant certificate (filed as Exhibit 4.2 to the Company’s Form S-3 filing with the Commission on February 11, 2003 and incorporated by reference herein).

Exhibit 99.1 – Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K filed during the three months ended April 30, 2003:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION (Registrant)

Date: June 12, 2003	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr. President and Chief Financial Officer (principal executive officer and principal financial officer)

Date: June 12, 2003	/s/ Tracy G. Smith
Tracy G. Smith Controller (principal accounting officer)

CERTIFICATION

I, Neil D. Wilkin, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Optical Cable Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 12, 2003	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr. President (principal executive officer) and Chief Financial Officer