Form 10-Q
period 2003-07-31
OPTICAL CABLE CORP
filed 2003-09-15
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

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

As of September 8, 2003, 5,452,785 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Nine Months Ended July 31, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPTICAL CABLE CORPORATION

Condensed Balance Sheets

	(Unaudited)
	July 31, 2003	October 31, 2002
Assets

Current assets:
Cash	$—	$746,771
Trade accounts receivable, net of allowance for doubtful accounts of $560,651 at July 31, 2003 and $476,124 at October 31, 2002	7,433,725	7,795,058
Income taxes refundable	391,971	840,013
Other receivables	219,427	285,639
Due from employees, net of allowance for uncollectible advances of $59,078	26,992	31,467
Inventories	8,059,191	9,412,130
Prepaid expenses	695,247	492,201
Deferred income taxes	254,756	180,144

Total current assets	17,081,309	19,783,423

Other assets, net	202,439	261,344
Property and equipment, net	11,400,517	11,907,567
Deferred income taxes	855,028	721,755

Total assets	$29,539,293	$32,674,089

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$2,420,825	$2,912,177
Accrued compensation and payroll taxes	671,309	859,899
Accrued shareholder litigation settlement expense	—	531,643

Total current liabilities	3,092,134	4,303,719

Note payable to bank	244,166	—
Other liabilities	—	166,383

Total liabilities	3,336,300	4,470,102

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 5,452,785 shares at July 31, 2003 and 6,928,652 at October 31, 2002	1,116,209	55,313
Retained earnings	25,086,784	28,148,674

Total shareholders’ equity	26,202,993	28,203,987

Commitments and contingencies

Total liabilities and shareholders’ equity	$29,539,293	$32,674,089

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2003	2002	2003	2002
Net sales	$10,259,907	$9,736,383	$29,764,594	$32,043,422
Cost of goods sold	7,242,670	6,524,303	19,395,258	20,727,283

Gross profit	3,017,237	3,212,080	10,369,336	11,316,139

Selling, general and administrative expenses	2,907,057	3,352,583	9,552,534	10,107,774
Shareholder litigation settlement expense	295,959	991,554	870,549	1,136,258
Loss on impairment of machinery and equipment	—	—	117,337	—

Income (loss) from operations	(185,779)	(1,132,057)	(171,084)	72,107

Other income (expense):
Interest income	1,124	6,276	9,745	26,922
Interest expense	(39,582)	(53,724)	(122,518)	(180,567)
Other, net	6,053	14,211	37,757	15,378

Other expense, net	(32,405)	(33,237)	(75,016)	(138,267)

Loss before income tax benefit	(218,184)	(1,165,294)	(246,100)	(66,160)

Income tax benefit	(146,840)	(409,661)	(155,493)	(23,156)

Net loss	$(71,344)	$(755,633)	$(90,607)	$(43,004)

Net loss per share:
Basic and diluted	$(0.01)	$(0.11)	$(0.02)	$(0.01)

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statement of Shareholders’ Equity

(Unaudited)

	Nine months ended July 31, 2003
	Common stock		Retained earnings	Total shareholders’ equity
	Shares	Amount
Balances at October 31, 2002	6,928,652	$55,313	$28,148,674	$28,203,987

Stock-based compensation	—	21,831	—	21,831
Repurchase of common stock (at cost)	(1,475,867)	(61,624)	(2,971,283)	(3,032,907)
Warrants for common stock, net of issuance costs	—	1,100,689	—	1,100,689
Net loss	—	—	(90,607)	(90,607)

Balances at July 31, 2003	5,452,785	$1,116,209	$25,086,784	$26,202,993

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended July 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(90,607)	$(43,004)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	858,937	920,354
Bad debt expense	119,809	266,321
Deferred income tax benefit	(207,885)	(120,839)
Tax benefit of disqualifying disposition of stock options exercised	—	57,412
Stock-based compensation expense	21,831	(1,434)
Shareholder litigation settlement expense	862,250	465,240
Loss on impairment of machinery and equipment	117,337	—
(Increase) decrease in:
Trade accounts receivable	241,524	2,780,323
Income taxes refundable	448,042	(144,905)
Other receivables	66,212	51,255
Due from employees	4,475	1,900
Inventories	1,352,939	3,727,006
Prepaid expenses	(203,046)	(484,045)
Decrease in:
Accounts payable and accrued expenses and other liabilities	(896,335)	(2,350,239)
Accrued compensation and payroll taxes	(188,590)	(293,531)

Net cash provided by operating activities	2,506,893	4,831,814

Cash flows from investing activities:
Purchase of property and equipment	(366,471)	(231,019)
Receipt of cash surrender value of life insurance	—	367,469

Net cash provided by (used in) investing activities	(366,471)	136,450

Cash flows from financing activities:
Proceeds from (repayment of) notes payable to bank, net	244,166	(6,746,986)
Payments for financing costs	(35,154)	(308,164)
Cash payment for fractional shares	—	(722)
Payments for stock issuance costs	(63,298)	—
Repurchase of common stock	(3,032,907)	—

Net cash used in financing activities	(2,887,193)	(7,055,872)

Net decrease in cash	(746,771)	(2,087,608)

Cash at beginning of period	746,771	2,087,608

Cash at end of period	$—	$—

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Nine Months Ended July 31, 2003

(Unaudited)

(1)	General

The accompanying unaudited condensed financial statements of Optical Cable Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2003 are not necessarily indicative of the results for the fiscal year ending October 31, 2003 because the following items, among other things, may impact those results: changes in market conditions, seasonality, ability of management to execute its business plan, as well as other variables and contingencies set forth as risks in the Company’s Form 10-K for fiscal year 2002 or as otherwise identified in other filings by the Company as possibly affecting future results. The unaudited condensed financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. For further information, refer to the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2002.

Certain reclassifications have been made to the prior periods’ condensed statement of cash flows to place it on a basis comparable with the current periods’ condensed statement of cash flows.

(2)	Stock Option Plan and Other Stock Options

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS No. 148 amends existing accounting literature to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement also requires additional disclosures in both interim and annual financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The accounting provisions (if elected) of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

The Company has currently elected not to adopt the fair-value based method of accounting for stock-based employee compensation. The Company has adopted the disclosure provisions of SFAS No. 148. Accordingly, no compensation cost for grants of options to employees has been recognized, as all employee stock options under the stock-based compensation plan had an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The fair value of each option was estimated at the grant date using the Black-Scholes valuation model for the periods presented.

The following items, among other things, may impact those results:

6	(Continued)

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Nine Months Ended July 31, 2003

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002
Net loss as reported	$(71,344)	$(755,633)	$(90,607)	$(43,004)
Less total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	80,700	147,271	272,605	442,903

Pro forma net loss	$(152,044)	$(902,904)	$(363,212)	$(485,907)

Net loss per share:
Basic and diluted:
As reported	$(0.01)	$(0.11)	$(0.02)	$(0.01)

Pro forma	$(0.03)	$(0.13)	$(0.06)	$(0.07)

Stock option activity during the nine months ended July 31, 2003 is as follows:

	Number of Shares	Weighted-Average Exercise Price
Balance at October 31, 2002	415,308	$20.13

Granted	—	—
Exercised	—	—
Forfeited	(23,561)	$28.46

Balance at July 31, 2003	391,747	$19.63

The Company adopted on March 1, 1996 the Optical Cable Corporation 1996 Stock Incentive Plan (the “Plan”). The Plan is intended to provide a means through the use of stock incentives that the Company can increase the personal financial interest employees have in the future success of the Company, thereby stimulating the efforts of these employees and strengthening their desire to remain with the Company. The Company has reserved 750,000 shares of common stock for issuance pursuant to incentive awards under the Plan. As of July 31, 2003, there were approximately 280,000 additional shares available for grant under the Plan.

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not typically bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews outstanding trade accounts receivable at the end of each quarter and records allowances for doubtful accounts as deemed appropriate for (i) certain individual customers and (ii) for all other trade accounts receivable in total. In determining the amount of allowance for doubtful accounts to be recorded for individual customers, the Company considers the age of the receivable, the financial stability of the customer, discussions that may have occurred with the customer and management’s judgment as to the overall collectibility of the receivable from that customer. In addition, the Company establishes an allowance for all other receivables for which no specific allowances are deemed necessary. This general allowance for doubtful accounts is

7	(Continued)

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Nine Months Ended July 31, 2003

(Unaudited)

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

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the nine months ended July 31, 2003 and 2002 follows:

	Nine Months Ended July 31,
	2003	2002
Balance at beginning of period	$476,124	$572,853
Bad debt expense	119,809	266,321
Losses charged to allowance	(53,750)	(49,152)
Recoveries added to allowance	18,468	—

Balance at end of period	$560,651	$790,022

(4)	Inventories

Inventories as of July 31, 2003 and October 31, 2002 consisted of the following:

	July 31, 2003	October 31, 2002
Finished goods	$3,285,632	$4,329,080
Work in process	1,717,648	1,399,575
Raw materials	2,979,834	3,616,306
Production supplies	76,077	67,169

	$8,059,191	$9,412,130

(5)	Product Warranties

The Company generally warrants its products against certain manufacturing and other defects in material and workmanship. These product warranties are provided for specific periods of time and are applicable assuming the product has not been subjected to misuse, improper installation, negligence or shipping damage. As of July 31, 2003 and October 31, 2002, the Company’s accrual for estimated product warranty claims totaled $150,000 and $100,000, respectively, in the accompanying condensed balance sheets included in accounts payable and accrued expenses. The accrued product warranty costs are based primarily on historical experience of actual warranty claims as well as current information on repair costs. Warranty claims expense for the three months and nine months ended July 31, 2003 totaled $177,541 and $323,890, respectively.

8	(Continued)

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Nine Months Ended July 31, 2003

(Unaudited)

The following table summarizes the changes in the Company’s accrual for product warranties during the nine months ended July 31, 2003:

Balance at beginning of period	$100,000
Liabilities accrued for warranties issued during the period	228,312
Warranty claims paid during the period	(273,890)
Changes in liability for pre-existing warranties during the period	95,578

Balance at end of period	$150,000

(6)	Warrants

The Company is irrevocably obligated to issue warrants to class members defined in a consolidated class action lawsuit by the claims administrator for the class members and in accordance with the settlement agreement approved by the United States District Court for the Western District of Virginia on September 23, 2002. Each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $4.88 per share. The warrants will expire October 24, 2007. The total number of warrants to be issued in accordance with the settlement agreement is 250,000. Through July 31, 2003, 75,000 warrants had been issued by the Company.

The fair value of the 250,000 warrants, totaling $1,182,594, net of issuance costs of $81,905, as of July 31, 2003, is included in “common stock” in the stockholders’ equity section of the accompanying condensed balance sheets. Generally accepted accounting principles required the fair value of the warrants to be adjusted at each reporting period until such time that the following two conditions were met: (i) the Company was irrevocably obligated to issue the warrants, and (ii) the underlying shares of common stock to be issued on exercise were registered. The second and final of these two conditions was satisfied on May 19, 2003 when the Securities and Exchange Commission (the “SEC”) declared the registration statement of the underlying shares of common stock to be effective. During the three months and nine months ended July 31, 2003, the Company recorded an additional $295,959 and $862,250, respectively, of noncash expense resulting from the variable accounting treatment of the warrants as the price of the Company’s common stock increased through May 19, 2003. The expense is a noncash item and has no impact on the Company’s net cash flow.

The warrant expense portion of the shareholder litigation settlement expense is calculated using the Black-Scholes pricing model. The closing price of the Company’s common stock of $5.80 on May 19, 2003, the date the registration statement was declared effective by the SEC, was used in that calculation.

Subsequent to the quarter ended July 31, 2003, no further adjustment of the fair value will be required and future periods’ statements of operations will not be impacted by the variable accounting treatment. During the quarter ended July 31, 2003, the fair value of the warrants was reclassified from an accrued liability to permanent equity in accordance with generally accepted accounting principles.

(7)	Note Payable to Bank

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Nine Months Ended July 31, 2003

(Unaudited)

where at the end of each day, all of the Company’s cash is used to paydown its outstanding note payable to the bank, if any. As of July 31, 2003, the Company had outstanding borrowings under the credit facility in the amount of $244,166, with $8,580,642 unused and available. The outstanding balance on the credit facility has been reflected as noncurrent in the accompanying condensed balance sheet as of July 31, 2003 based on the scheduled maturity of the credit facility in April 2005. As of October 31, 2002, the Company had no outstanding borrowings under the credit facility.

The credit facility bears interest at one-half of one percent (0.50%) per annum above the prime rate (facility rate of 4.50% as of July 31, 2003). The facility also provides a LIBOR-based rate at the Company’s option.

(8)	Net Loss Per Share

Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net loss of the Company.

The following is a reconciliation of the numerators and denominators of the net loss per share computations for the periods presented:

Three Months Ended July 31, 2003	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic net loss per share	$(71,344)	5,452,785	$(0.01)

Effect of dilutive stock options and warrants	—	—

Diluted net loss per share	$(71,344)	5,452,785	$(0.01)

Three Months Ended July 31, 2002	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic net loss per share	$(755,633)	6,928,907	$(0.11)

Effect of dilutive stock options	—	—

Diluted net loss per share	$(755,633)	6,928,907	$(0.11)

Nine Months Ended July 31, 2003	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic net loss per share	$(90,607)	5,831,212	$(0.02)

Effect of dilutive stock options and warrants	—	—

Diluted net loss per share	$(90,607)	5,831,212	$(0.02)

Nine Months Ended July 31, 2002	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic net loss per share	$(43,004)	6,928,909	$(0.01)

Effect of dilutive stock options	—	—

Diluted net loss per share	$(43,004)	6,928,909	$(0.01)

10	(Continued)

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Nine Months Ended July 31, 2003

(Unaudited)

Stock options that could potentially dilute net income per share in the future that were not included in the computation of diluted net loss per share – because to do so would have been antidilutive for the periods presented – totaled 386,747 and 391,747, respectively, for the three months and nine months ended July 31, 2003 and 424,926 and 155,670, respectively, for the three months and nine months ended July 31, 2002. Likewise, warrants to purchase 250,000 shares of common stock in connection with the shareholder litigation that could potentially dilute net income per share in the future were not included in the computation of diluted net loss per share because to do so would have been antidilutive for the nine months ended July 31, 2003.

(9)	Shareholders’ Equity

On January 10, 2003, the Company repurchased 1,475,867 shares, or 21.3% of its outstanding common stock, no par value, for $2.00 per share in a privately negotiated transaction. The cost of the transaction, including brokerage fees, totaled $3,032,907. After the repurchase, the Company had 5,452,785 shares of common stock issued and outstanding.

At a Special Meeting of Shareholders held on July 30, 2002, the Company’s shareholders approved a 1-for-8 reverse stock split of all outstanding shares of common stock and a change in the number of authorized shares of the Company’s common stock from 100 million (pre-reverse split) to 50 million. The reverse split was effective at 12:01 a.m. (eastern daylight time) on July 31, 2002, at which time each eight shares of issued and outstanding common stock was converted into one issued and outstanding share of common stock. Fractional shares of stock were not issued as a result of the reverse stock split. Shareholders who would otherwise have received a fractional share of common stock received an equivalent amount of cash in lieu of fractional shares, based on the average closing price of the common stock for the ten trading days prior to, but not including, the effective date of the reverse stock split. All references to prior period share and per share data contained elsewhere in this quarterly report have been adjusted to reflect the impact of the approved reverse stock split.

(10)	Segment Information and Business and Credit Concentrations

The Company has a single reportable segment for purposes of segment reporting pursuant to SFAS No. 131, as the Company’s fiber optic cable products are similar in nature.

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of July 31, 2003 and October 31, 2002 have been adequately provided for in the financial statements.

For the three months and nine months ended July 31, 2003, 14% of net sales were attributable to one major domestic distributor. Additionally, for the three months ended July 31, 2003, 10% of net sales were attributable to another major domestic distributor. For the three months ended July 31, 2002, one major domestic distributor accounted for 13% of net sales. For the nine months ended July 31, 2002, no single customer accounted for more than 10% of net sales.

11	(Continued)

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Nine Months Ended July 31, 2003

(Unaudited)

For the nine months ended July 31, 2003 and 2002, approximately 80% and 74%, respectively, of net sales were from customers located in the United States, while approximately 20% and 26%, respectively, were from international customers.

(11)	Loss on Impairment of Machinery and Equipment

During the nine months ended July 31, 2003, the Company recorded loss on impairment of machinery and equipment totaling $117,337 due to an automation upgrade initiative. The impairment loss relates to certain machinery and equipment not yet placed into service that the Company anticipates will be replaced in conjunction with the automation project. The loss represents the write-off of the carrying value of the machinery and equipment anticipated to be replaced.

(12)	Contingencies

On January 3, 2003, Anicom, Inc., a former customer that is in chapter 11 bankruptcy, filed a complaint against the Company in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Complaint”). The Complaint seeks to avoid and recover certain alleged preferential payments for products in the approximate amount of $1,100,000 made to the Company during the 90-day period preceding Anicom’s bankruptcy filing. The Company has reviewed the claim with legal counsel and based on one of the defenses available to the Company, believes the maximum liability would not exceed $276,000. The Company continues to believe that other defenses available will protect it from liability for the remaining amount of the claim and, thus, that the likelihood that Anicom will be successful in adjudication of the claim, or that Anicom’s claim will result in a material loss, is remote.

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

Forward Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to risks and uncertainties that may cause actual events to differ materially from our expectations. Factors that could cause or contribute to such differences include, but are not limited to, the level of sales to key customers, including distributors; the economic conditions affecting network service providers; corporate spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber); our dependence on a single manufacturing facility; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing; our dependence on a limited number of suppliers; an adverse outcome in litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in regulatory reviews and audits and potential regulatory reviews and audits; technological changes and introductions of new competing products; greater acceptance by the market of competing technologies; economic conditions that affect the telecommunications sector, certain technology sectors or the economy as a whole; terrorist attacks or acts of war, particularly given the acts of terrorism against the United States and subsequent military responses by the United States, and any potential future military conflicts; ability to retain key personnel; the impact of changes in accounting policies, including those by the Securities and Exchange Commission; changes in market demand, exchange rates, productivity, weather or market and economic conditions in the areas of the world in which we operate and market our products, and our success in managing the risks involved in the foregoing.

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

13	(Continued)

We sell our products internationally and domestically through our sales force to our customers, which include original equipment manufacturers, major distributors, regional distributors and various smaller distributors. International net sales were 20% and 23% of total net sales for the three months ended July 31, 2003 and 2002, respectively. International net sales were 20% and 26% of total net sales for the nine months ended July 31, 2003 and 2002, respectively. Substantially all of our international sales are denominated in U.S. dollars. The lower percentage of international net sales in the nine months ended July 31, 2003 compared to the nine months ended July 31, 2002 resulted primarily from a nonrecurring large order of one international customer during the first quarter of 2002.

Net sales consist of gross sales of products less discounts, refunds and returns. Revenue is recognized at the time of product shipment or delivery to the customer (including distributors) provided that the customer takes ownership and assumes risk of loss, based on shipping terms. During the three months and nine months ended July 31, 2003, 14% of our net sales were attributable to one major domestic distributor. Additionally, for the three months ended July 31, 2003, 10% of net sales were attributable to another major domestic distributor. For the three months ended July 31, 2002, one major domestic distributor accounted for 13% of net sales. For the nine months ended July 31, 2002, no single customer accounted for more than 10% of net sales.

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

Results of Operations

The following table sets forth selected line items from our condensed statements of operations as a percentage of net sales for the periods indicated:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	70.6	67.0	65.2	64.7

Gross profit	29.4	33.0	34.8	35.3
Selling, general and administrative expenses	28.3	34.4	32.1	31.5
Shareholder litigation settlement expense	2.9	10.2	2.9	3.6
Loss on impairment of machinery and equipment	—	—	0.4	—

Income (loss) from operations	(1.8)	(11.6)	(0.6)	0.2
Other expense, net	(0.3)	(0.3)	(0.2)	(0.4)

Loss before income tax benefit	(2.1)	(11.9)	(0.8)	(0.2)
Income tax benefit	(1.4)	(4.2)	(0.5)	(0.1)

Net loss	(0.7)%	(7.7)%	(0.3)%	(0.1)%

14	(Continued)

Three Months Ended July 31, 2003 and 2002

Net Sales

Net sales increased 5.4% to $10.3 million for the third quarter of fiscal year 2003 from $9.7 million for the same period in 2002. Net sales for the third quarter of fiscal year 2003 were higher than net sales of $9.8 million for the second quarter of fiscal year 2003 and net sales of $9.7 million for the first quarter of fiscal year 2003. During the third quarter of fiscal year 2003 we continued to see improvement in volume of fiber meters shipped when compared to the same period in 2002. At the same time we experienced an increase in product mix for cable containing single-mode fiber (which typically has a lower relative sales price), compared to cable containing multimode fiber (which typically has a higher relative sales price), during the third quarter of 2003 when compared to the third quarter of 2002 and also when compared to the first and second quarters of 2003. The impact of the increased single-mode volume was significant enough to overcome the impact on sales resulting from the change in product mix during the third quarter of 2003.

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

Gross Profit

Gross profit decreased 6.1% to $3.0 million for the third quarter of fiscal year 2003 from $3.2 million for the same period in 2002. Gross profit margin, or gross profit as a percentage of net sales, decreased to 29.4% in the third quarter of fiscal year 2003 from 33.0% in the third quarter of 2002. During the third quarter of 2003, gross profit margin was negatively impacted by a charge of $166,000 resulting from a change in estimate with respect to the net realizable value of certain finished goods inventory; and a charge of $133,000 resulting from a change in estimate regarding the collectibility of a refund associated with raw material purchases. Except for these unusual charges, the Company’s gross margin would have been 32.3% for the third quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, excluding shareholder litigation settlement expenses, (“SG&A expenses”) as a percentage of net sales were 28.3% in the third quarter of fiscal year 2003, compared to 34.4% in the third quarter of 2002. By comparison, SG&A expenses were 34.4% of net sales in the second quarter of 2003 and 33.8% of net sales in the first quarter of 2003. The lower percentage in the third quarter of fiscal year 2003 reflects the fact that net sales for the quarter increased 5.4% compared to the same period last year, while SG&A expenses decreased 13.3% compared to the third quarter of 2002. The decrease in SG&A expenses during the third quarter of fiscal year 2003 compared to the same period last year results from decreases in certain types of marketing expenditures, legal and professional fees (excluding those fees related to the shareholder litigation), and bad debt expense,

15	(Continued)

partially offset by increases in compensation associated with new hires.

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

Generally accepted accounting principles required the fair value of the warrants to be adjusted at each reporting period until such time that the following two conditions were met: (i) we were irrevocably obligated to issue the warrants, and (ii) the underlying shares of common stock to be issued on exercise were registered. The second and final of these two conditions was satisfied on May 19, 2003 when the Securities and Exchange Commission (the “SEC”) declared the registration statement for the underlying shares of common stock to be effective. During the three months ended July 31, 2003, we recorded an additional $296,000 of expense resulting from the variable accounting treatment of the warrants as the price of our common stock increased through May 19, 2003. The expense is a noncash item and has no impact on our net cash flow.

The warrant expense portion of the shareholder litigation settlement expense is calculated using the Black-Scholes pricing model. The closing price of our common stock of $5.80 on May 19, 2003, the date the registration statement was declared effective by the SEC, was used in that calculation.

Subsequent to the quarter ended July 31, 2003, no further adjustment of the fair value will be required and future periods’ statements of operations will not be impacted by the variable accounting treatment of the warrants. During the quarter ended July 31, 2003, the fair value of the warrants was reclassified from an accrued liability to permanent equity in accordance with generally accepted accounting principles.

Other Income (Expense)

Other expense, net remained relatively stable at $32,000 in the third quarter of fiscal year 2003 compared to $33,000 in the third quarter of 2002. The slight decrease was primarily due to reduced interest expense when comparing the third quarter of fiscal year 2003 to the third quarter of fiscal year 2002. The lower interest expense results largely from lower amounts payable under our credit facility during the third quarter of 2003 compared to 2002. See also “Liquidity and Capital Resources” for further discussion of our revolving credit facility.

Loss Before Income Tax Benefit

We incurred a loss before income tax benefit of $218,000 for the third quarter of fiscal year 2003 compared to a loss before income tax benefit of $1.2 million for the third quarter of 2002. This decrease was primarily due to the decrease in shareholder litigation settlement expense of $696,000 and the decrease in SG&A expenses of $446,000, partially offset by the decrease in gross profit of $195,000.

Income Tax Benefit

Income tax benefit totaled $147,000 for the third quarter of fiscal year 2003 compared to $410,000 for the third quarter of 2002. The amounts reflect a change in our expected effective tax rate for 2003 compared to 2002. Our effective tax rate was 67.3% in the third quarter of 2003 compared to 35.2% in the third quarter of 2002.

Fluctuations in our effective tax rates were primarily due to the amount and timing of the tax benefits associated with our estimated Extraterritorial Income Exclusion (“EIE”). The EIE excludes from federal taxable income a portion of the net profit realized from sales outside of the United States from products manufactured inside the United States. When our net loss for federal income tax purposes is significantly increased by the amount of our EIE relative to the amount of our GAAP net loss, the disproportional amount of federal tax benefit we receive from our EIE results in a higher effective tax rate (and benefit) relative to our GAAP net loss.

16	(Continued)

Net Loss

Net loss for the third quarter of fiscal year 2003 was $71,000, compared to $755,000 for the third quarter of 2002. This decrease was due primarily to the factors affecting the increase in loss before income tax benefit, as well as the change in the expected effective tax rate.

Nine Months Ended July 31, 2003 and 2002

Net Sales

Net sales decreased 7.1% to $29.8 million for the nine months ended July 31, 2003 from $32.0 million for the same period in 2002. The decrease in net sales for the nine months ended July 31, 2003 when compared to the same period in 2002 was impacted by economic weakness that continued to affect the technology and fiber optic cable sectors, and that significantly affected our net sales beginning in fiscal year 2001. During fiscal year 2003 we saw net sales begin to stabilize.

During the second and third quarters of fiscal year 2003 we have seen steady improvement in volume of fiber meters shipped when compared to the same period in 2002. This improvement in volume of fiber meters shipped allowed us to overcome a decrease in volume of fiber meters shipped in the first quarter of 2003 when compared to the same period in 2002. Overall, the result was a modest increase in fiber meters shipped for the nine months ended July 31, 2003 when compared to the same period in 2002. At the same time we experienced an increase in product mix for cable containing single-mode fiber (which typically has a lower relative sales price), compared to cable containing multimode fiber (which typically has a higher relative sales price), during the nine months ended July 31, 2003 when compared to the same period in 2002. The impact of the increased single-mode volume was not significant enough to overcome the impact on sales resulting from the change in product mix for the nine months ended July 31, 2003.

Gross Profit

Gross profit decreased 8.4% to $10.4 million for the nine months ended July 31, 2003 from $11.3 million for the same period in 2002. Gross profit margin, or gross profit as a percentage of net sales, decreased to 34.8% during the nine months ended July 31, 2003 from 35.3% for the same period in 2002. The slight decrease in gross profit margin resulted primarily from the issues identified as impacting the gross profit margin for the third quarter of 2003, partially offset by our ability to obtain lower pricing on certain raw materials coupled with a relative increase in product mix or products with higher margins during the second quarter of 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, excluding shareholder litigation settlement expenses, (“SG&A expenses”) as a percentage of net sales were 32.1% in the first nine months of 2003, compared to 31.5% for the same period in 2002. The slightly higher percentage in the first nine months of fiscal year 2003 reflects the fact that net sales for the period decreased 7.1% compared to the same period last year, while SG&A expenses only decreased 5.5% compared to the same period in 2002. The decrease in SG&A expenses during the nine months ended July 31, 2003 compared to the same period last year is explained by a number of factors including (i) decreases in sales commissions and shipping costs due to decreased net sales, (ii) decreases in certain marketing expenditures, and (iii) decreases in legal and professional fees (excluding those fees related to the shareholder litigation). These were partially offset by increases in salaries and related expenses primarily resulting from successful efforts to fill positions in sales, marketing, business development and information technology.

17	(Continued)

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

Generally accepted accounting principles required the fair value of the warrants to be adjusted at each reporting period until such time that the following two conditions were met: (i) we were irrevocably obligated to issue the warrants, and (ii) the underlying shares of common stock to be issued on exercise were registered. The second and final of these two conditions was satisfied on May 19, 2003 when the SEC declared the registration statement for the underlying shares of common stock to be effective. During the nine months ended July 31, 2003, we recorded an additional $862,000 of expense resulting from the variable accounting treatment of the warrants as the price of our common stock increased through May 19, 2003. The expense is a non-cash item and has no impact on our net cash flow.

The warrant expense portion of the shareholder litigation settlement expense is calculated using the Black-Scholes pricing model. The closing price of our common stock of $5.80 on May 19, 2003, the date the registration statement was declared effective by the SEC, was used in that calculation.

Subsequent to the quarter ended July 31, 2003, no further adjustment of the fair value will be required and future periods’ statements of operations will not be impacted by the variable accounting treatment of the warrants. During the quarter ended July 31, 2003, the fair value of the warrants was reclassified from an accrued liability to permanent equity in accordance with generally accepted accounting principles.

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

Other Income (Expense)

Other expense, net decreased to $75,000 during the nine months ended July 31, 2003 from $138,000 for the same period in 2002. The decrease was primarily due to reduced interest expense when comparing the first nine months of fiscal year 2003 to the same period in 2002. The lower interest expense results primarily from lower amounts payable under our new credit facility during the first nine months of 2003 compared to amounts payable under our former credit facilities during the same period in 2002. See also “Liquidity and Capital Resources” for further discussion of our revolving credit facility.

Loss Before Income Tax Benefit

We incurred a $246,000 loss before income tax benefit during the nine months ended July 31, 2003 compared to a loss before income tax benefit of $66,000 for the same period in 2002. This change was primarily due to the decrease in gross profit of $947,000 and the loss on impairment of machinery and equipment totaling $117,000, partially offset by decreases in SG&A of $555,000, shareholder litigation settlement expense of $266,000 and other expense, net of $63,000.

18	(Continued)

Income Tax Benefit

Income tax benefit totaled $155,000 in the first nine months of 2003 compared to income tax benefit of $23,000 for the same period in 2002. The amounts reflect a change in our expected effective tax rate for 2003 compared to 2002. Our effective tax rate was 63.2% for the first nine months of 2003 compared to 35.0% for the same period in 2002.

Fluctuations in our effective tax rates were primarily due to the amount and timing of the tax benefits associated with our EIE. The EIE excludes from federal taxable income a portion of the net profit realized from sales outside of the United States from products manufactured inside the United States. When our net loss for federal income tax purposes is significantly increased by the amount of our EIE relative to the amount of our GAAP net loss, the disproportional amount of federal tax benefit we receive from our EIE results in a higher effective tax rate (and benefit) relative to our GAAP net loss.

Net Loss

Net loss for the first nine months of 2003 was $91,000, compared to net loss of $43,000 for the same period in 2002. This change was due primarily to the factors noted as impacting loss before income tax benefit and the impact on income tax benefit of the change in our expected effective tax rate during the nine months ended July 31, 2003.

Financial Condition

Total assets decreased $3.1 million, or 9.6%, to $29.5 million at July 31, 2003, from $32.7 million at October 31, 2002. This decrease was primarily due to a $747,000 decrease in cash resulting from the use of cash on hand to repurchase 21.3% of our outstanding common stock during the first quarter of 2003, a $361,000 decrease in trade accounts receivable, net, a $448,000 decrease in income taxes refundable, a $1.4 million decrease in inventories resulting from continuing efforts to appropriately manage inventory levels, and a $507,000 decrease in property and equipment, net, of which $117,000 relates to the loss on impairment of machinery and equipment.

Total liabilities decreased $1.1 million, or 25.4%, to $3.3 million at July 31, 2003, from $4.5 million at October 31, 2002. This decrease was primarily due to a decrease in accounts payable and accrued expenses, including accrued compensation and payroll taxes, of $680,000, partially offset by a $244,000 increase in note payable to our bank under our line of credit. The increase in note payable was due to the use of proceeds from borrowings against the line of credit to repurchase 21.3% of our outstanding common stock during the first quarter of 2003, which was later partially paid down as of July 31, 2003. Also significantly contributing to the decrease was a $532,000 decrease in accrued shareholder litigation settlement expense related primarily to fluctuations in the fair value of the warrants being issued in connection with the shareholder litigation, which was reclassified as permanent equity during the third quarter of 2003 in accordance with generally accepted accounting principles. See also “Shareholder Litigation Settlement Expense” discussion above.

Total shareholders’ equity at July 31, 2003 decreased $2.0 million, or 7.1% during the nine months ended July 31, 2003. The decrease resulted primarily from the repurchase and retirement of 21.3% of our outstanding common stock during the first quarter of 2003. The decrease was partially offset by the reclassification of the fair value of the warrants being issued in connection with the shareholder litigation, net of issuance costs, totaling $1.1 million.

Liquidity and Capital Resources

In addition to the repurchase of 21.3% of our outstanding common stock during the first quarter of 2003, our primary capital needs have been to fund working capital requirements and capital expenditures. Our primary source of capital for these purposes has been cash provided from operations and borrowings under our bank line of credit described below. The outstanding balance under our line of credit totaled $244,000 as of July 31, 2003. As of October 31, 2002, we had no outstanding borrowings under the credit facility.

We had no cash on hand at July 31, 2003, a decrease of $747,000 compared to October 31, 2002. The decrease in cash in the first nine months of fiscal year 2003 was primarily due to net cash used in financing activities of $2.8 million (which includes the repurchase of 21.3% of our outstanding common stock during the first quarter of 2003) and the purchase of property and equipment totaling $366,000, partially offset by net cash provided by operating activities of $2.4 million.

19	(Continued)

During the first quarter of 2003, we renegotiated two “take-or-pay” agreements to purchase raw optical fiber, reducing our future fiber commitments at the time of renegotiation by approximately $10.6 million. We entered into an amended and restated supply agreement to purchase raw optical fiber from one supplier, and we have amended a supply agreement to purchase raw optical fiber with a second supplier. Both supply agreements were made in the ordinary course of business. Alternative suppliers exist that could provide this material at a similar cost in the event these suppliers are unable or unwilling to perform under the contracts. See “Contractual Obligations and Commitments” below.

On July 31, 2003, we had working capital of $14.0 million, compared to $15.5 million as of October 31, 2002, a decrease of $1.5 million. The ratio of current assets to current liabilities as of July 31, 2003, was 5.5 to 1, compared to 4.6 to 1 as of October 31, 2002. The decrease in working capital during the first half of 2003 was primarily caused by a $747,000 decrease in cash, a $361,000 decrease in trade accounts receivable, net, a $448,000 decrease in income taxes refundable, a $1.4 million decrease in inventories, partially offset by a $680,000 decrease in accounts payable, accrued expenses and accrued compensation and payroll taxes and a $532,000 decrease in accrued shareholder litigation settlement expense. During the quarter ended July 31, 2003, the fair value (as of May 19, 2003) of the warrants issued in connection with the shareholder litigation settlement was reclassified from an accrued liability to permanent equity in accordance with generally accepted accounting principles. The fair value of the warrants as of May 19, 2003 was approximately $1.2 million.

Net cash provided by operating activities was $2.4 million for the first nine months of fiscal year 2003, compared to $4.8 million for the same period in 2002. Net cash provided by operating activities during the nine months ended July 31, 2003 primarily resulted from certain adjustments to reconcile net loss to net cash provided by operating activities, including depreciation, amortization and accretion of $859,000, bad debt expense of $120,000, shareholder litigation settlement expense of $862,000 and loss on impairment of machinery and equipment of $117,000. Additionally, a $1.4 million decrease in inventories, partially offset by a decrease of $1.1 million in accounts payable and accrued expenses and other liabilities (including accrued compensation and payroll taxes) contributed to net cash provided by operating activities. Net cash provided by operating activities for the nine months ended July 31, 2002 primarily resulted from a $2.8 million decrease in trade accounts receivable and a $3.7 million decrease in inventories, partially offset by a $2.6 million decrease in accounts payable and accrued expenses and other liabilities (including accrued compensation and payroll taxes).

Net cash used in investing activities totaled $366,000 for the nine months ended July 31, 2003, compared to net cash provided by investing activities of $136,000 for the nine months ended July 31, 2002. Net cash used in investing activities during the nine months ended July 31, 2003 resulted entirely from purchases of property and equipment. Net cash generated by investing activities during the same period in 2002 primarily resulted from $367,000 provided by the receipt of the cash surrender value of a life insurance policy on a former officer, partially offset by $231,000 for purchases of property and equipment. There are no material commitments for capital expenditures as of July 31, 2003.

Net cash used in financing activities was $2.8 million for the nine months ended July 31, 2003, compared to $7.1 million for the nine months ended July 31, 2002. Net cash used in financing activities in the first nine months of fiscal year 2003 was primarily the result of the repurchase of common stock with a total cost, including brokerage fees, of $3.0 million, partially offset by proceeds from notes payable to our bank under our line of credit. Net cash used in financing activities for the first half of 2002 was the result of repayments on notes payable to our bank under our lines of credit and payments for financing costs related to our new credit facility which expires in April 2005.

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

20	(Continued)

full amount of the credit facility will depend on the future growth of our borrowing base. As of July 31, 2003, we had outstanding borrowings under the new credit facility in the amount of approximately $244,000, with approximately $8.6 million unused and available. The outstanding balance on the credit facility has been reflected as noncurrent based on the scheduled maturity of the credit facility.

The credit facility bears interest at one-half of one percent (0.50%) per annum above the prime rate (facility rate of 4.50% as of July 31, 2003). The facility also provides a LIBOR based rate at our option.

We believe that our cash flow from operations and our credit facility will be adequate to fund our operations for at least the next twelve months.

On September 27, 2000, the Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit under Title VII of the Civil Rights Act against us in the United States District Court for the Western District of Virginia. The lawsuit alleged a pattern or practice of discrimination on the bases of gender and race. The lawsuit sought injunctive and other relief and damages in an unspecified amount. On December 13, 2001, the parties reached an agreement as to the amount of a settlement (subject to final documentation and judicial review and approval). On February 20, 2002, we reached a final settlement of the case and the court issued a Consent Decree setting forth the terms of the settlement. Pursuant to the settlement and Consent Decree: (i) we paid $500,000 on February 22, 2002 and $175,000 on January 7, 2003, and we are required to pay $175,000 in January 2004, to satisfy the gender and race class claims; (ii) we paid an additional $75,000 on February 20, 2002 to one individual specifically named in the complaint; and (iii) we are required to spend at least $75,000 for our planned diversity, recruitment and human resource management programs over the term of the Consent Decree. We recorded a charge in the fourth quarter of fiscal year 2001 in the amount of $902,000 representing $575,000 payable upon entry of the Consent Decree, as well as $327,000 representing the present value at that date of the two equal payments in the amount of $175,000 payable in January 2003 and 2004. During the first, second and third quarters of 2003, we recorded accretion of the associated discount as interest expense in the amounts of $3,000, $2,000 and $2,000, respectively. The $75,000 used for our planned diversity, recruitment and human resource management programs is being expensed as incurred.

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

21	(Continued)

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

We recorded a charge during fiscal year 2002 in the amount of $997,000 representing the estimated cost of the settlement and related professional fees incurred, net of insurance proceeds. Of the total amount expensed, approximately $320,000 represented the fair value of the warrants to purchase 250,000 shares of our common stock at an exercise price of $4.88 per share issued and to be issued in connection with the settlement of the shareholder litigation. Generally accepted accounting principles required the fair value to be adjusted at each reporting period until such time that the following two conditions were met: (i) we were irrevocably obligated to issue the warrants, and (ii) the underlying shares of common stock to be issued on exercise were registered. The second and final of these two conditions was satisfied on May 19, 2003 when the SEC declared the registration statement for the underlying shares of common stock to be effective. During the three months and nine months ended July 31, 2003, we recorded an additional $296,000 and $862,000, respectively, of expense resulting from the variable accounting treatment of the warrants as the price of our common stock increased through May 19, 2003. The expense is a noncash item and has no impact on our net cash flow. The warrant expense portion of the shareholder litigation settlement expense is calculated using the Black-Scholes pricing model. The closing price of our common stock of $5.80 on May 19, 2003, the date the registration statement was declared effective by the SEC, was used in that calculation. Subsequent to the quarter ended July 31, 2003, no further adjustment of the fair value will be required and future periods’ statements of operations will not be impacted by the variable accounting treatment. During the quarter ended July 31, 2003, the fair value of the warrants were reclassified from an accrued liability to permanent equity in accordance with generally accepted accounting principles.

On January 3, 2003, Anicom, Inc., a former customer that is in chapter 11 bankruptcy, filed a complaint against us in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Complaint”). The Complaint seeks to avoid and recover certain alleged preferential payments for products in the approximate amount of $1.1 million made to us during the 90-day period preceding Anicom’s bankruptcy filing. We have reviewed the claim with legal counsel and based on one of the defenses available to us, believe the maximum liability would not exceed $276,000. We continue to believe that other defenses available will protect us from liability for the remaining amount of the claim and, thus, that the likelihood that Anicom will be successful in adjudication of the claim, or that Anicom’s claim will result in a material loss, is remote.

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

22	(Continued)

2001. In fiscal years 2002 and 2001, approximately 52% and 57% of our net sales occurred during the first half of the fiscal year, respectively, and approximately 48% and 43% of our net sales occurred during the second half of the fiscal year, respectively. We believe this shift in the pattern of our net sales appears to be related to overall economic conditions in the industry; however, we are currently unable to predict to what extent, if any, our net sales will return to the historic seasonality pattern noted above.

Contractual Obligations and Commitments

The table below sets forth a summary of our contractual obligations and commitments that will impact our future liquidity:

Contractual Obligations and Commitments	Fiscal Years Ending October 31,
	2003	2004	2005	2006	Totals
Bank lines of credit	$—	—	244,000	—	244,000
Long-term optical fiber supply agreements	1,010,000	4,066,000	4,689,000	792,000	10,557,000
EEOC settlement	—	175,000	—	—	175,000

Total	$1,010,000	4,241,000	4,933,000	792,000	10,976,000

Bank Lines of Credit

Under the terms of our loan agreement, as amended, our credit facility has an original term of three years and will expire in April 2005. See further discussion under “Liquidity and Capital Resources.”

Long-Term Optical Fiber Supply Agreements

During fiscal year 2001, we entered into separate long-term supply agreements in the ordinary course of business with two raw optical fiber suppliers. Both supply agreements were made in the ordinary course of business.

The agreement with the first optical fiber supplier has been amended and replaced with a new agreement which expires on December 31, 2005. The aggregate purchases required under the terms of this amended and restated agreement (subject to certain future market price adjustments) are included in the table above. Additionally, this amended and restated agreement requires that one-half of our aggregate multimode fiber purchases and one-half of our aggregate single-mode fiber purchases through December 31, 2005 be purchased from that supplier at market prices, as defined.

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

23	(Continued)

Equal Employment Opportunity Commission Settlement

On September 27, 2000, the Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit under Title VII of the Civil Rights Act against us in the United States District Court for the Western District of Virginia. The lawsuit alleged a pattern or practice of discrimination on the bases of gender and race. The lawsuit sought injunctive and other relief and damages in an unspecified amount. On December 13, 2001, the parties reached an agreement as to the amount of a settlement (subject to final documentation and judicial review and approval). On February 20, 2002, we reached a final settlement of the case and the court issued a Consent Decree setting forth the terms of the settlement. Pursuant to the settlement and Consent Decree: (i) we paid $500,000 on February 22, 2002; and $175,000 on January 7, 2003, and we are required to pay $175,000 in January 2004, to satisfy the gender and race class claims; (ii) we paid an additional $75,000 on February 20, 2002 to one individual specifically named in the complaint; and (iii) we are required to spend at least $75,000 for our planned diversity, recruitment and human resource management programs over the term of the Consent Decree. We recorded a charge in the fourth quarter of fiscal year 2001 in the amount of $902,000 representing $575,000 payable upon entry of the Consent Decree, as well as $327,000 representing the present value at that date of two equal payments in the amount of $175,000 payable in January 2003 and 2004. During the first nine months of 2003, we recorded accretion of the associated discount as interest expense in the amount of $7,000. The $75,000 used for our planned diversity, recruitment and human resource management programs is being expensed as incurred, and is not reflected in the Contractual Obligations and Commitments table above.

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

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not typically bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. In connection with the sale of our products, we have trade accounts receivable outstanding from our customers at any given time. We review outstanding trade accounts receivable at the end of each quarter and record allowances for doubtful accounts as deemed appropriate for (i) certain individual customers and (ii) for all other trade accounts receivable in total. In determining the amount of allowance for doubtful accounts to be recorded for individual customers, we consider the age of the receivable, the financial stability of the customer, discussions that may have occurred with the customer and our judgment as to the overall collectibility of the receivable from that customer. In addition, we establish an allowance for all other receivables for which no specific allowances are deemed necessary. This general allowance for doubtful accounts is based on a percentage of total trade accounts receivable with different percentages used based on the different age of the receivables. The percentages used are based on our historical experience and our current judgment regarding the state of the economy. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers.

24	(Continued)

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

Future Accounting Considerations

As of September 8, 2003, there are no new accounting standards issued, but not yet adopted by us, which are expected to be applicable to our financial position, operating results or financial statement disclosures.

Item	3. Quantitative and Qualitative Disclosures About Market Risk

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of July 31, 2003, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item	4. Controls and Procedures

The Company’s principal executive officer and principal financial officer are the same person. He has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon his evaluation, he has concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item	1. Legal Proceedings

On January 3, 2003, Anicom, Inc., a former customer that is in chapter 11 bankruptcy, filed a complaint against us in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Complaint”). The Complaint seeks to avoid and recover certain alleged preferential payments for products in the approximate amount of $1,100,000 made to us during the 90-day period preceding Anicom’s bankruptcy filing. We have reviewed the claim with legal counsel and based on one of the defenses available to us, believe the maximum liability would not exceed $276,000. We continue to believe that other defenses available will protect us from liability for the remaining amount of the claim and, thus, that the likelihood that Anicom will be successful in adjudication of the claim, or that Anicom’s claim will result in a material loss, is remote.

Item	2. Changes in Securities and Use of Proceeds

On February 11, 2003, we filed a Registration Statement on Form S-3. The Form S-3/A, as amended, was declared effective by the Securities and Exchange Commission on May 19, 2003 at 5:00 p.m. The shares offered by the prospectus are issuable upon exercise of common share purchase warrants to be issued by us to class members pursuant to a settlement agreement among us, some of our current and former officers and directors and plaintiffs’ counsel that was approved by the United States District Court for the Western District of Virginia on September 23, 2002, relating to a consolidated class action lawsuit filed against us and some of our current and former officers and directors. We will issue the common shares to class members upon exercise of the warrants at an exercise price of $4.88 per common share. If all of the warrants are exercised, we would receive aggregate cash proceeds of $1,220,000. However, holders of warrants may not exercise some or all of the warrants. Proceeds received by us from the exercise of any of the warrants will be used for general working capital purposes.

Item	6. Exhibits and Reports on Form 8-K

(a)	The exhibits listed on the Exhibit Index are filed as part of, and incorporated by reference into, this report.

(b)	Reports on Form 8-K filed during the three months ended July 31, 2003:

Form 8-K dated June 5, 2003 and filed June 12, 2003, furnishing under items 7 and 12 a news release announcing results of operations and financial condition for the quarter ended April 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: September 15, 2003	/s/ NEIL D. WILKIN, JR.
Neil D. Wilkin, Jr.
President and Chief Financial Officer
(principal executive officer and principal financial officer)

Date: September 15, 2003	/s/ TRACY G. SMITH
Tracy G. Smith
Controller (principal accounting officer)

EXHIBIT INDEX

Exhibits required by Item 601 of Regulation S-K for the nine months ended July 31, 2003:

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

Exhibit 4.3 – Warrant Agreement dated as of October 24, 2002 (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File No. 333-103108) filing with the Commission on February 11, 2003 and incorporated by reference herein).

Exhibit 4.4 – Form of warrant certificate (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File No. 333-103108) filing with the Commission on February 11, 2003 and incorporated by reference herein).

Exhibit 31.1 – Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 – Certification under Section 906 of the Sarbanes-Oxley Act of 2002.