Form 10-K
period 2003-10-31
OPTICAL CABLE CORP
filed 2004-01-29
CIK 1000230

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2003

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

The aggregate market value of the common shares held by non-affiliates (without admitting any person whose shares are not included in determining such value is an affiliate) was $21,072,961 based upon the closing price of these shares as reported by the Nasdaq National Market on April 30, 2003.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On January 23, 2004, the Company had outstanding 5,460,309 Common Shares. The aggregate market value of the common shares held by non-affiliates (without admitting that any person whose shares are not included in determining such value is an affiliate) was $39,796,916 based upon the closing price of these shares as reported by the OTC Nasdaq National Market on January 23, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K Report: “Election of Directors,” “Beneficial Ownership of Securities,” “Compensation of Executive Officers,” “Compensation of Directors,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “Code of Ethics,” “Executive Compensation,” “Compensation Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Performance Graph,” “Beneficial Ownership of Common Stock,” “Equity Compensation Plans Information,” “Certain Relationships and Transactions with Management,” “Independent Public Accountants,” and “Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Auditors.” In addition, portions of the Company’s Annual Report filed as exhibit 13.1 to this report on Form 10-K are incorporated by reference in Part II of this Form 10-K Report: “Company Information,” “Selected Financial Information,” “Management’s Discussion and Analysis,” “Financial Statements,” “Notes to Financial Statements,” “Independent Auditors’ Report” and “Management’s Statement of Responsibility.”

OPTICAL CABLE CORPORATION

FORM 10-K

PART I

Item 1.	Business.

FORWARD-LOOKING INFORMATION

This report may contain certain “forward-looking” information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to risks and uncertainties that may cause actual events to differ materially from our expectations. Factors that could cause or contribute to such differences include, but are not limited to, the level of sales to key customers, including distributors; the economic conditions affecting network service providers; corporate spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber); our dependence on a single manufacturing facility; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing; our dependence on a limited number of suppliers; an adverse outcome in litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in regulatory reviews and audits and potential regulatory reviews and audits; an adverse change in laws and regulations associated with the extraterritorial income exclusion; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; economic conditions that affect the telecommunications sector, certain technology sectors or the economy as a whole; terrorist attacks or acts of war, particularly given the acts of terrorism against the United States and subsequent military responses by the United States, and any potential future military conflicts; ability to retain key personnel; the impact of changes in accounting policies, including those by the Securities and Exchange Commission; changes in market demand, exchange rates, productivity, weather or market and economic conditions in the areas of the world in which we operate and market our products, and our success in managing the risks involved in the foregoing.

We caution readers that the foregoing list of important factors is not exclusive and we incorporate by reference those factors included in current reports on Form 8-K.

GENERAL

Optical Cable Corporation was incorporated in the Commonwealth of Virginia in 1983. Our executive offices are located at 5290 Concourse Drive, Roanoke, Virginia 24019 and our telephone number is (540) 265-0690.

We are a leading manufacturer of a broad range of tight-buffered fiber optic cables for high bandwidth transmission of data, video and audio communications, primarily sold into the local area network and premises markets, often referred to as the enterprise market. Our fiber optic cables are well-suited for use in short to moderate distance applications.

We pioneered the design and production of special tight-buffered fiber optic cables for the most demanding military field applications in the early 1980s. At our ISO 9001:2000 registered facility in Roanoke, Virginia, we manufacture a broad range of fiber optic cables that can be used both indoors and outdoors and utilize a tight-buffered coating process that provides mechanical and environmental protection for the optical fiber. Our current product portfolio is built on the evolution of our fundamental technologies and designed to provide end-users with significant value.

Our fiber optic cables are easy and economical to install, provide a high degree of reliability and offer outstanding performance characteristics. We have designed and implemented an efficient, automated manufacturing process based on our proprietary technologies. This enables us to produce high quality indoor/outdoor tight-buffer fiber optic cable rapidly and cost efficiently.

INDUSTRY BACKGROUND

Increased Demand for Bandwidth

The number of communications networks and the quantity of information transmitted over them continues to increase due to the growth of data intensive applications, such as Internet access and e-commerce, e-mail, video conferencing, multimedia file transfers, and the movement of large blocks of stored data across networks. Despite the slowdown beginning in 2001, we believe that demand for bandwidth will increase over the long term.

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

Long-haul Networks. Long-haul networks are long distance, inter-continental and inter-city communications systems that typically employ high fiber count fiber optic cables and advanced, expensive fiber optic networking equipment for the purpose of transmitting large quantities of data, video and voice communications over long distances. Until 2001, this segment had historically experienced strong growth as network providers have sought to improve network infrastructure and support the increased demand for new services and greater traffic volumes. To date, the telecommunications industry has mainly focused on the build-out of the long-haul fiber optic infrastructure. This build-out has slowed substantially recently.

Historically, the vast majority of optical fiber has been installed in long-haul networks with the long-haul capacity exceeding current demand. Subject to the economic slowdown that began in 2001 and funds for expansion being available, we believe that over the long-term optical fiber installations in metropolitan, access and enterprise networks will experience growth as a result of several factors. Among those factors are the increasing demand for bandwidth by commercial and residential end-users, improvements in information transmission technologies and significant cost reductions in optical networking equipment and components. We believe these technological improvements and cost reductions will require the build-out of optical networks in the metropolitan, access and enterprise markets.

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

Fiber optic cable designs can be grouped into two primary categories: loose tube and tight-buffered. Ribbon fiber and blown fiber are other categories of fiber optic cable design that are not discussed here.

Loose Tube Fiber Optic Cable. A typical outside plant loose tube fiber optic cable consists of optical fibers that have a thin primary buffer coating and are grouped into one or more thin, rigid tubes that are flooded with gel to provide moisture protection to the optical fiber. The tubes are stranded around a strength element, such as a central strand of fiberglass or steel. This combination of elements is again flooded with gel and covered with one or more layers of plastic or steel that serve as a protective outer jacket, forming a loose tube fiber optic cable. A single cable often contains many optical fibers, with groups of optical fibers contained in the individual tubes within the fiber optic cable. This type of fiber optic cable is relatively stiff and is primarily used for long, relatively straight outdoor runs, such as in long-haul networks, metropolitan networks and even access networks. One major drawback to the typical design of loose tube fiber optic cable is that it is difficult to terminate. Termination is the point where the optical fiber is either connected to another optical fiber or to communications equipment. Termination of a loose tube fiber optic cable requires extensive cleaning of the gel filling and preparation of the fiber ends. This is a messy, time consuming and expensive process, which translates into higher installation costs. Additionally, the individual fibers are less mechanically protected, particularly at the point of termination, making them more difficult to field terminate without expensive equipment. As a result, we believe traditional loose tube fiber optic cables are generally less suitable for shorter distance applications and for applications that have a large number of termination points. Furthermore, most outside plan loose tube fiber optic cables are not suited for indoor use because they are flammable.

In addition to the typical outside plant loose tube fiber optical cable design, manufacturers increasingly are offering loose tube designs with dry-gel or no-gel construction. Certain of these cables are designed to be used indoors, or both indoors and outdoors. The advantage of using such loose tube designs is a lower cost per cabled fiber meter. However, we believe termination and installation is not convenient as with a tight-buffered cable construction. The individual fibers are not as well protected mechanically and therefore can be subject to more stress during the cable installation, particularly around tight corners, and at the point of termination.

Tight-buffered Fiber Optic Cable. Tight-buffered fiber optic cable consists of optical fibers that have a primary buffer coating and an additional, heavier secondary tight buffered coating that is placed on each individual optical fiber for added protection. This combined buffer coating is typically six times thicker than the buffer used in loose tube fiber optic cables, providing much greater mechanical and environmental protection for each individual optical fiber. To form the fiber optic cable, groups of buffered optical fibers are combined with aramid yarn and sometimes other strength elements and covered with an outer protective jacket. Certain tight-buffered fiber optic cable designs are specifically for indoor use only. Since indoor use only tight-buffered fiber optic cables are not designed for outdoor installation, there is no need for gel or other fillings to protect against moisture. Tight-buffered fiber optic cables address many of the shortfalls presented by loose tube cable. It is significantly easier and faster to terminate because, without the messy gel, it requires no cleaning and little preparation. However, due to the amount of buffer material used in tight-buffered fiber optic cable, it can be too unwieldy and costly for long-haul, high fiber count applications. Furthermore, standard indoor tight-buffered fiber optic cable is not designed to withstand the additional environmental challenges presented by outdoor use.

In addition to indoor only tight-buffered fiber optic cable designs, there are also tight-buffered fiber optic cables designed to be used both indoor and outdoors. In many fiber optic cable installations, loose tube fiber optic cables are terminated at building entrances and spliced to standard indoor tight-buffered fiber optic cable, which is run indoors. We believe this installation method is not optimal due to the considerable time and expense associated with these multiple terminations and the potential for ongoing fiber failures and optical signal loss at the termination points. The introduction of indoor/outdoor tight-buffered fiber optic cable alleviated these issues. Indoor/outdoor tight-buffered fiber optic cable enjoys all of the benefits of standard tight-buffered fiber optic cable, but its design, fabrication techniques and materials enable it to survive the range of conditions presented by outdoor installations. These same characteristics can make indoor/outdoor tight-buffered cable more rugged and survivable even in indoor only installations where, for example, there can be long pulling distances through conduits with a variety of bends and corners. Additional outdoor environmental challenges might include exposure to moisture, ultra-violet radiation and a variety of microorganisms, animals and insects.

Indoor/outdoor tight-buffered fiber optic cable can be run directly into buildings without the need for costly and time-consuming transitions from loose tube fiber optic cable at building entrances. As a result, we believe indoor/outdoor tight-buffered fiber optic cable is ideal for use in various short and moderate distance applications which require a strong, flexible cable and have numerous termination points, such as installations at universities, corporate campuses, industrial and office complexes, and in a variety of other applications where multiple buildings are interconnected. Due to the significant advantages in moderate distance applications with numerous termination points and subject to economic considerations and funds being available for expansion, we believe that the market for indoor/outdoor tight-buffered fiber optic cable is poised for growth as fiber optic technology is increasingly deployed in enterprise and access networks.

OUR SOLUTION

Focus on Indoor/Outdoor Tight-buffered Cable

We manufacture and market a broad range of indoor/outdoor tight-buffered fiber optic cables for use in a variety of short to moderate distance applications which are designed to be very rugged and survivable.

Fiber optic cables used for short to moderate distance applications may be subjected to many different stress environments. Cables installed inside buildings may be routed through cable trays, floor ducts, conduits and walls and may encounter sharp corners or edges. They may be pulled without lubricant, resulting in higher pull tensions, and stressed to the breaking point if care is not used. In the outdoor and underground environments, cables are often subjected to moisture, ultra-violet radiation and long pulling distances through conduits with a variety of bends and corners, resulting in high pulling tensions. These conditions can be aggravated if installers are not adequately trained in the installation of fiber optic cable. We recognized that, for many applications, the stresses on the cables during installation are similar to those in the military tactical environment, for which our technology was initially developed. We applied this technology to develop commercial products serving a market that could not be adequately served by other types of fiber optic cable, including loose-tube gel-filled cable or indoors only tight-buffered fiber optic cable.

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

We also believe that our indoor/outdoor tight-buffered cables are particularly well suited for installations in harsher environments, such as those that exist in mining, petrochemical and industrial applications.

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

Broad Product Offering

We manufacture a broad, state-of-the-art line of tight-buffered fiber optic cables. We produce what we believe to be the industry’s widest array of indoor/outdoor tight-buffered fiber optic cables with features and performance characteristics to address the needs of the enterprise market in particular, and to a lesser extent the metropolitan and access markets. Our fiber optic cables range from small single fiber cables for patch cords to large high fiber count fiber optic cables for major network trunks and from fiber optic cables used in computer facilities and datacenters to those used in underground installations. We also offer aerial self-supporting fiber optic cables for easy installation on pole lines, military tactical fiber optic cables, and specialty fiber optic cables for special markets. This wide range of products makes us attractive as a one-stop source for customers with unique as well as standard fiber optic cable requirements.

Our Strategy

Our objective is to be a leading manufacturer and supplier of indoor/outdoor tight-buffered fiber optic cables for the enterprise networks markets by targeting specific market segments in those markets for which our product lines are particularly well suited. We intend to expand our business by providing fiber optic cables that are versatile, reliable, cost effective and responsive to evolving market requirements.

PRODUCTS

We manufacture and market a broad array of fiber optic cables that provide high bandwidth transmission of data, video and voice communications over short to moderate distances. Our product line is diverse and versatile, in keeping with evolving application needs of customers within our markets. Our tight-buffered fiber optic cables address the needs of the enterprise market in particular, and to a lesser extent the metropolitan and access markets.

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

D-Series Distribution Fiber Optic Cables. Our D-Series fiber optic cables are made with the same tight-buffered optical fiber as the B-Series fiber optic cables and with a high performance outer jacket. Unlike the B-Series fiber optic cables, each tight-buffered optical fiber in a D-Series fiber optic cable is not covered with a separate subcable jacket, giving the D-Series cables a smaller and more lightweight configuration. Our D-Series fiber optic cables also are available with a Core-Locked jacket. However, the tight-buffered optical fiber and high performance outer jacket make D-Series fiber optic cables rugged and survivable. D-Series fiber optic cables are intended for longer distance applications, where termination considerations are less important and often traded off for size, weight and cost. They also can be armored for additional protection for use in buried and overhead installations. The high strength to weight ratio of these fiber optic cables makes them well suited for installations where long lengths of fiber optic cables must be pulled through duct systems. D-Series fiber optic cables are used in relatively longer length segments of installations, such as trunking, LAN and distribution applications, optical fiber in the loop, optical fiber to the curb and drop cables.

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

Other Fiber Optic Cable Types. We produce many variations on the basic fiber optic cable styles discussed above for more specialized installations, as well as various hybrid cables. For outdoor applications, we can armor both the B-Series and D-Series fiber optic cables with corrugated steel tape for further protection in underground or overhead installations. For overhead installations on utility poles, we offer several self-supporting versions of the D-Series fiber optic cables, with higher performance outer jackets, as well as M-Series aerial messenger cables which include a stainless steel or galvanized steel, self-supporting messengered construction. Our fiber optic cables are available in several flammability ratings, including plenum for use in moving air spaces in buildings, and riser for less critical flame-retardant requirements. Zero halogen versions of the B-Series and D-Series fiber optic cables are available for use in enclosed spaces where there is concern over release of toxic gases during fire. We offer composite fiber optic cables combining optical fiber and copper wires to facilitate the transition from copper wire to optical fiber-based systems without further installation of fiber optic cables. We produce a line of VS-Series security cables which include copper power feeds in the cable with the optical fiber. These cables are particularly well suited for surveillance camera operation. We also offer specialty fiber optic cables, including military tactical, industrial and mining fiber optic cables.

CUSTOMERS

We had a global customer base selling in over 50 countries in fiscal year 2003. Our customers include distributors, original equipment manufacturers, system integrators, electrical contractors, value added resellers and end-users. The following is a list of representative types of end-users of our fiber optic cables:

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

SALES AND MARKETING

We used a combination of employee sales staff, dedicated sales representatives, multi-line sales representatives and distributors to serve and attract customers both domestically and in over 50 countries during fiscal year 2003. We believe it is important to maintain customer diversity in order to avoid dependence on any particular segment of the economy or area of the world. Our international net sales in fiscal years 2003, 2002 and 2001 were 19%, 23% and 23% of our net sales. International sales are made primarily through foreign distributors, system integrators and value-added resellers. (See Note 10 to the “Notes to Financial Statements” in our Annual Report for the fiscal year ended October 31, 2003, filed as Exhibit 13.1 to this report on Form 10-K.)

The decision to purchase our products may be made by end-users, distributors, electrical contractors, system integrators, or specialized installers and influenced by architects, engineers and consultants. We advertise in fiber optic trade journals and other communications magazines and participate in various domestic and international trade shows attended by customers and prospective customers.

MANUFACTURING AND SUPPLIERS

We have developed considerable expertise in fiber optic cable design, manufacturing and production processes that enable us to produce high performance fiber optic cables cost effectively. Our proprietary manufacturing software and hardware provides us with automated manufacturing capabilities which enable us to rapidly respond to customer requests for additional or unique products. Many of our important technological advances result from our ability to modify and refine our production processes.

Our manufacturing operations consist of applying a variety of raw plastic materials to optical fibers. The key raw material in the manufacture of our products is optical fiber, which we purchase from a number of manufacturers. We work closely with our vendors to ensure a continuous supply. We have two sources for aramid yarns and various suppliers of plastic coating materials.

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

Our quality control procedures have been instrumental in achieving high performance and reliability in our products. From January 1994 through March 2003, our quality management system was certified to the internationally recognized ISO 9001:1994 quality standard. Since March 2003, our quality management system has been certified to the new ISO 9001:2000 standard. This new standard increases the requirements for customer satisfaction and continual improvement. ISO 9000 is a series of standards agreed to by the International Organization for Standardization. ISO 9001:2000 is the highest level of accreditation and includes an assessment of eight elements covering various aspects of design, development, distribution and production. We must continue to comply with these standards to maintain our certification.

COMPETITION

The market for fiber optic cable is highly competitive. There are four leading producers of fiber optic cables in the United States. In general, these companies primarily supply loose tube fiber optic cables for outside plant installations (which historically is by far the largest market segment of fiber optic cables), and they also produce tight-buffered fiber optic cables. Corning Cabling Systems, Pirelli, OFS (formerly Lucent Technologies) and Alcatel are the dominant producers of fiber optic cables for the long-haul market and are principal suppliers of optical fiber worldwide. In the market for tight-buffered fiber optic cables supplying the short to moderate distance market, we compete with Corning Cabling Systems and OFS, as well as other domestic and international companies such as Alcatel, Berk-Tek, CommScope, Draka, General Cable, Hitachi, Mohawk/CDT, Pirelli Cable, and Superior Essex.

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

We believe that we compete successfully against our competitors on the basis of:

•	breadth of products and product features;

•	quality;

•	ability to meet unusual delivery requirements and schedules;

•	technical support and service; and

•	total cost of installation and ownership.

Maintaining these competitive advantages requires investment in product development and sales and marketing. There can be no assurance that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to maintain our competitive position. An increase in competition could have a material adverse effect on our business and operating results because of price reductions and loss of market share. We expect competition to increase as existing competitors expand their market presence and continue to expand their product lines. Additionally, we could see additional competition if new competitors emerge, particularly from countries with historically lower manufacturing costs.

Many of our competitors have substantially greater financial, marketing, technical, human and other resources than us, and greater brand recognition and market share which may give them competitive advantages, including the ability to negotiate lower prices on raw materials than those that may be available to us. We cannot assure you that we will be able to compete successfully with existing or future competitors or that competitive pressures will not seriously harm our business, operating results and financial condition.

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

EMPLOYEES

As of October 31, 2003, we employed a total of 170 persons on a full-time basis, including 45 in sales, marketing and customer service, 99 in manufacturing, engineering, product development and quality control and 26 in finance and administration. None of our employees is represented by a labor union. We have experienced no work stoppages and we believe our employee relations are good.

Item 2.	Properties.

Our principal administration, marketing, manufacturing, and product development facilities are situated on approximately 23 acres of land owned by us that is adjacent to the Roanoke, Virginia airport and major trucking company facilities. Our facilities are housed in an approximately 146,000 square foot building on this property. We own this building. We also lease a 385 square foot sales office in Fort Wayne, Indiana. We believe that we are currently operating at approximately 60% of our production equipment capacity.

Item 3.	Legal Proceedings.

On September 27, 2000, the Equal Employment Opportunity Commission, also referred to as the “EEOC,” filed a lawsuit under Title VII of the Civil Rights Act against us in the United States District Court for the Western District of Virginia. The lawsuit alleged a pattern or practice of discrimination on the bases of gender and race. The lawsuit sought injunctive and other relief and damages in an unspecified amount. On December 13, 2001, the parties reached an agreement as to the amount of a settlement (subject to final documentation and judicial review and approval). On February 20, 2002, we reached a final settlement of the case and the court issued a Consent Decree setting forth the terms of the settlement. Pursuant to the settlement and Consent Decree: (i) we paid $500,000 on February 22, 2002, $175,000 on January 7, 2003 and $175,000 on January 13, 2004 to satisfy the gender and race class claims; (ii) we paid an additional $75,000 on February 20, 2002 to one individual specifically named in the complaint; and (iii) we are required to spend at least $75,000 for our planned diversity, recruitment and human resource management programs over the term of the Consent Decree. The $75,000 used for our planned diversity, recruitment and human resource management programs is being expensed as incurred.

In four class action lawsuits, filed between November 26, 2001 and January 31, 2002, the Company, Robert Kopstein, our former Chairman, President and Chief Executive Officer, and two other officers and directors, Luke J. Huybrechts and Kenneth W. Harber, were named as defendants in a consolidated class action lawsuit pending in the United States District Court for the Western District of Virginia (the “Consolidated Suit”).

On September 23, 2002, the Court entered an Order and Final Judgment, approving the settlement and dismissing the Consolidated Suit with prejudice. The settlement provided for a cash payment of $700,000 and the issuance of warrants to purchase 250,000 shares of our common stock at an exercise price per share of $4.88.

We paid $500,000 of the cash portion of the settlement upon preliminary court approval. The second and final installment, totaling $200,000, of the cash portion of the settlement was paid on November 1, 2002. The warrants are exercisable for five years. We have registered the shares issuable upon the exercise of the warrants under the Securities Act of 1933, as amended.

We recorded a charge during fiscal year 2003 in the amount of approximately $871,000 representing additional costs incurred in the settlement of the consolidated shareholder class action lawsuit. Of the total amount expensed, approximately $862,000 represents an increase in the fair value of the warrants to purchase 250,000 shares of our common stock at an exercise price of $4.88 per share issued in connection with the settlement of the shareholder litigation. Accounting principles generally accepted in the United States required the fair value of the warrants to be adjusted at each reporting period until such time that the following two conditions were met: (i) we were irrevocably obligated to issue the warrants, and (ii) the underlying shares of common stock to be issued on exercise were registered. The second and final of these two conditions was satisfied on May 19, 2003 when the Securities and Exchange Commission, also referred to as the SEC, declared the registration statement for the underlying shares of common stock to be effective. The expense associated with the increase in the fair value of the warrants is a non-cash item and has no impact on our net cash flow.

The warrant expense portion of the shareholder litigation settlement expense is calculated using the Black-Scholes pricing model. The closing price of our common stock of $5.80 on May 19, 2003, the date the registration statement was declared effective by the SEC, was used in that calculation.

We recorded a charge during fiscal year 2002 in the amount of approximately $997,000 representing the estimated cost of the settlement of the consolidated shareholder class action lawsuit and related professional fees incurred during fiscal year 2002, net of insurance proceeds. Of the total amount expensed, approximately $320,000 represents the fair value of the warrants based on the Black-Scholes pricing model. The closing price of our common stock as of October 31, 2002, of $1.84 per share was used in the calculation for fiscal year 2002.

On January 3, 2003, Anicom, Inc., a former customer that is in Chapter 11 bankruptcy, filed a complaint against us in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division, also referred to as the “Complaint.” The Complaint seeks to avoid and recover certain alleged preferential payments in the approximate amount of $1.1 million made to us during the 90-day period preceding Anicom’s bankruptcy filing. We have reviewed the claim with legal counsel and based on one of the defenses available to us, believe the maximum liability would not exceed $276,000. We continue to believe that other defenses available will protect us from liability for the remaining amount of the claim and, thus, that the likelihood that Anicom will be successful in adjudication of the claim, or that Anicom’s claim will result in a material loss, is remote.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended October 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	387,245 shares	$19.59	284,690 shares
Equity compensation plans not approved by security holders	3,122	$7.12	—
Total	390,367 shares	$19.59	284,690 shares

The term “shares” in the table above means our common shares.

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

The information pertaining to shareholders beneficially owning more than five percent of the Company’s common stock and the security ownership of management, which is set forth under the caption “Beneficial Ownership of Common Stock” in the Proxy Statement for the 2004 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information contained under the caption “Corporate Information” of our Annual Report for the fiscal year ended October 31, 2003, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 6.	Selected Financial Data.

The information contained under the caption “Selected Financial Information” of our Annual Report for the fiscal year ended October 31, 2003, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained under the caption “Management’s Discussion and Analysis” of our Annual Report for the fiscal year ended October 31, 2003, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of October 31, 2003, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 8.	Financial Statements and Supplementary Data.

The information contained under the captions “Financial Statements,” “Notes to Financial Statements” and “Independent Auditors’ Report” of our Annual Report for the fiscal year ended October 31, 2003, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.	Controls and Procedures.

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and that there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting. Since that evaluation process was completed, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

For information with respect to the Directors of the registrant, see “Election of Directors” in the Proxy Statement for the 2004 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

For information with respect to the executive officers and significant employees of the registrant, see “Executive Officers” in the Proxy Statement for the 2004 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

The information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, which is set forth under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement for the 2004 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning the Company’s code of ethics that applies to the Company’s principal executive officer, the Company’s principal financial officer, the Company’s controller, or person performing similar functions required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Code of Ethics.”

Item 11.	Executive Compensation.

The information set forth under the captions “Executive Compensation,” “Compensation Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Performance Graph” in the Proxy Statement for the 2004 Annual Meeting of Shareholders of the Company is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information pertaining to shareholders beneficially owning more than five percent of the Company’s common stock and the security ownership of management, which is set forth under the caption “Beneficial Ownership of Common Stock” in the Proxy Statement for the 2004 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning securities authorized for issuance under equity compensation plans required by this Item pursuant to Item 201(d) of Regulation S-K is incorporated by reference to the Company’s Proxy Statement under the heading “Equity Compensation Plans Information.”

Item 13.	Certain Relationships and Related Transactions.

The information with respect to certain transactions with management of the Company, which is set forth under the caption “Certain Relationships and Transactions with Management” in the Proxy Statement for the 2004 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information with respect to certain principal accountant fees and services, which is set forth under the caption “Independent Public Accountants” in the Proxy Statement for the 2004 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning pre-approval policies for audit and non-audit services required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	List of documents filed as part of this report:

1.	Financial statements: The Company’s financial statements and related information are hereby incorporated by reference to pages 19 to 40 of the Company’s Annual Report filed as Exhibit 13.1 to this Form 10-K.

2.	Financial statement schedules: All schedules are omitted, as the required information is inapplicable or the information is presented in financial statements or related notes thereto.

3.	Exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K are as follows:

Exhibit No.	Description

3.1	Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated by reference to Exhibit 1 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

3.2	Bylaws of Optical Cable Corporation, as amended (filed as exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1997 (file number 0-27022), and incorporated herein by reference).

4.1	Form of certificate representing Common Stock (filed as exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1997 (file number 0-27022), and incorporated herein by reference).

10.1*	Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective September 1, 2001 (incorporated by reference to exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2001 (file number 0-27022)).

10.2*	Employment Agreement by and between Optical Cable Corporation and Ken Harber, effective November 21, 2001, and amendment thereto (incorporated by reference to exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2001 (file number 0-27022)).

10.3*	Employment Agreement by and between Optical Cable Corporation and Luke Huybrechts, effective November 21, 2001, and amendment thereto (incorporated by reference to exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2001 (file number 0-27022)).

10.4*	Employment Agreement dated November 1, 2002 by and between Optical Cable Corporation and Charles W. Carson (incorporated by reference to exhibit 10.3 to our quarterly report on Form 10-Q for the 1st quarter ended January 31, 2002 (file number 0-27022)).

10.5*	Optical Cable Corporation Employee Stock Purchase Plan (incorporated by reference to exhibit 10.9 to our Quarterly Report on Form 10-Q for the period ended July 31, 1998 (file number 0-27022)).

10.6*	Optical Cable Corporation 1996 Stock Incentive Plan (incorporated by reference to exhibit 28.1 to our Registration Statement on Form S-8 No. 333-09733).

13.1	Annual Report. FILED HEREWITH.

23.1	Consent of KPMG LLP. FILED HEREWITH.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.

(b)	Reports on Form 8-K:

There was one report on Form 8-K filed by the Company during the fourth quarter of fiscal year 2003:

Form 8-K dated as of September 11, 2003, filed September 15, 2003, reporting under Item 12.

Financial statements included in this report on Form 8-K are the following:

(1) Unaudited Condensed Statements of Operations for the three months ended July 31, 2003 and 2002 and for the nine months ended July 31, 2003 and 2002.

(2) Unaudited Condensed Balance Sheets as of July 31, 2003 and October 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTICAL CABLE CORPORATION

Date: January 29, 2004	By:	/s/ NEIL D. WILKIN, JR.

Neil D. Wilkin, Jr. Chairman of the Board of Directors, President and Chief Executive Officer

Date: January 29, 2004	By:	/s/ TRACY G. SMITH

Tracy G. Smith Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of January 29, 2004.

Date: January 29, 2004	/s/ NEIL D. WILKIN, JR.

Neil D. Wilkin, Jr. Chairman of the Board of Directors, President and Chief Executive Officer

Date: January 29, 2004	/s/ LUKE J. HUYBRECHTS

Luke J. Huybrechts Senior Vice President of Sales and Director

Date: January 29, 2004	/s/ RANDALL H. FRAZIER

Randall H. Frazier Director

Date: January 29, 2004

John M. Holland Director

Date: January 29, 2004	/s/ CRAIG H. WEBER

Craig H. Weber Director

Exhibit Index

Exhibit No.	Description

3.1	Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated by reference to Exhibit 1 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

3.2	Bylaws of Optical Cable Corporation, as amended (filed as exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1997 (file number 0-27022), and incorporated herein by reference).

4.1	Form of certificate representing Common Stock (filed as exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1997 (file number 0-27022), and incorporated herein by reference).

10.1*	Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective September 1, 2001 (incorporated by reference to exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2001 (file number 0-27022)).

10.2*	Employment Agreement by and between Optical Cable Corporation and Ken Harber, effective November 21, 2001, and amendment thereto (incorporated by reference to exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2001 (file number 0-27022)).

10.3*	Employment Agreement by and between Optical Cable Corporation and Luke Huybrechts, effective November 21, 2001, and amendment thereto (incorporated by reference to exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2001 (file number 0-27022)).

10.4*	Employment Agreement dated November 1, 2002 by and between Optical Cable Corporation and Charles W. Carson (incorporated by reference to exhibit 10.3 to our quarterly report on Form 10-Q for the 1st quarter ended January 31, 2002 (file number 0-27022)).

10.5*	Optical Cable Corporation Employee Stock Purchase Plan (incorporated by reference to exhibit 10.9 to our Quarterly Report on Form 10-Q for the period ended July 31, 1998 (file number 0-27022)).

10.6*	Optical Cable Corporation 1996 Stock Incentive Plan (incorporated by reference to exhibit 28.1 to our Registration Statement on Form S-8 No. 333-09733).

13.1	Annual Report. FILED HEREWITH.

23.1	Consent of KPMG LLP. FILED HEREWITH.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.