Form 10-Q
period 2004-01-31
OPTICAL CABLE CORP
filed 2004-03-15
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

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

As of March 11, 2004, 5,610,940 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Three Months Ended January 31, 2004

PART I. FINANCIAL INFORMATION

Item	1. Financial Statements

OPTICAL CABLE CORPORATION

Condensed Balance Sheets

	January 31, 2004	October 31, 2003
	(Unaudited)

Assets

Current assets:
Cash	$2,938,211	2,337,259
Trade accounts receivable, net of allowance for doubtful accounts of $453,996 at January 31, 2004 and $462,981 at October 31, 2003	6,868,973	7,688,281
Income taxes refundable	6,695	262,427
Other receivables	199,111	183,600
Due from current and former officers, net of allowance for uncollectible advances of $59,078	23,592	25,167
Due from employees	2,694	—
Inventories	6,926,618	6,624,492
Prepaid expenses	343,511	440,555
Deferred income taxes	263,874	265,963

Total current assets	17,573,279	17,827,744

Other assets, net	142,941	172,690
Property and equipment, net	11,278,479	11,284,205
Deferred income taxes	891,696	900,524

Total assets	$29,886,395	30,185,163

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$2,527,558	2,538,203
Accrued compensation and payroll taxes	596,509	1,012,956

Total current liabilities	3,124,067	3,551,159

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 5,610,492 shares at January 31, 2004 and 5,459,005 at October 31, 2003	1,226,224	1,142,006
Retained earnings	25,536,104	25,491,998

Total shareholders’ equity	26,762,328	26,634,004

Commitments and contingencies

Total liabilities and shareholders’ equity	$29,886,395	30,185,163

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended January 31,
	2004	2003
Net sales	$9,349,607	9,746,015
Cost of goods sold	5,705,105	6,248,180

Gross profit	3,644,502	3,497,835

Selling, general, and administrative expenses	3,540,718	3,293,106
Shareholder litigation settlement expense	—	291,400
Loss on impairment of machinery and equipment	—	117,337

Income (loss) from operations	103,784	(204,008)

Other expense, net:
Interest income	6,348	4,710
Interest expense	(31,518)	(34,850)
Other, net	(10,592)	13,827

Other expense, net	(35,762)	(16,313)

Income (loss) before income tax expense (benefit)	68,022	(220,321)

Income tax expense (benefit)	23,916	(68,299)

Net income (loss)	$44,106	(152,022)

Net income (loss) per share:
Basic and diluted	$0.01	(0.02)

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statement of Changes in Shareholders’ Equity

(Unaudited)

	Three Months Ended January 31, 2004
	Common stock		Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balances at October 31, 2003	5,459,005	$1,142,006	25,491,998	26,634,004

Stock-based compensation	149,000	70,082	—	70,082

Tax benefit of restricted shares vested	—	1,999	—	1,999
Exercise of warrants ($4.88 per share)	2,487	12,137	—	12,137

Net income	—	—	44,106	44,106

Balances at January 31, 2004	5,610,492	$1,226,224	25,536,104	26,762,328

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended January 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$44,106	(152,022)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and accretion	246,907	288,833
Bad debt expense (recovery)	(10,635)	113,437
Deferred income tax expense	10,917	625
Tax benefit of restricted shares vested	1,999	—
Stock-based compensation expense	70,082	6,311
Shareholder litigation settlement expense	—	290,083
Loss on impairment of machinery and equipment	—	117,337
(Increase) decrease in:
Trade accounts receivable	829,943	(333,932)
Income taxes refundable	255,732	(68,715)
Other receivables	(15,511)	(20,000)
Due from employees, including current and former officers	(1,119)	1,575
Inventories	(302,126)	487,217
Prepaid expenses	97,044	77,979
Other assets	—	(6,844)
Increase (decrease) in:
Accounts payable and accrued expenses	(32,438)	(139,437)
Accrued compensation and payroll taxes	(416,447)	(354,649)

Net cash provided by operating activities	778,454	307,798

Cash flows from investing activities:
Purchase of property and equipment	(189,639)	(63,339)

Net cash used in investing activities	(189,639)	(63,339)

Cash flows from financing activities:
Proceeds from (repayment of) notes payable to bank, net	—	2,076,831
Payments for financing costs	—	(35,154)
Repurchase of common stock	—	(3,032,907)
Proceeds from exercise of warrants	12,137	—

Net cash provided by (used in) financing activities	12,137	(991,230)

Net increase (decrease) in cash	600,952	(746,771)

Cash at beginning of period	2,337,259	746,771

Cash at end of period	$2,938,211	—

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2004

(Unaudited)

(1)	General

The accompanying unaudited condensed financial statements of Optical Cable Corporation (the ”Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2004 are not necessarily indicative of the results for the fiscal year ending October 31, 2004 because the following items, among other things, may impact those results: changes in market conditions, seasonality, ability of management to execute its business plan, as well as other variables and contingencies set forth as risks in the Company’s Form 10-K for fiscal year 2003 or as otherwise identified in other filings by the Company as possibly affecting future results. The unaudited condensed financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. For further information, refer to the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2003.

(2)	Stock Option Plan and Other Stock-Based Compensation

Through October 31, 2003, the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations for employee stock option grants, including stock option grants to outside members of the Board of Directors, and Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, for nonemployee stock option grants.

In December 2002, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS No. 148 amends existing accounting literature to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement also requires additional disclosures in both interim and annual financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Effective November 1, 2003, the Company adopted the prospective method of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation as allowed under SFAS No. 148. The prospective method requires the Company to apply the recognition provisions to all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. During the first quarter of fiscal year 2004, the Company did not grant, modify or settle any employee stock options or other awards that would require accounting treatment different from that under APB 25; therefore, there was no impact from the adoption of this statement on the condensed financial statements of the Company.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2004

(Unaudited)

Since all previously issued employee stock options were accounted for under APB 25, no compensation costs for grants of options to employees has been recognized, as all employee stock options under the stock-based compensation plan had an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The fair value of each option was estimated at the grant date using the Black-Scholes valuation model for the periods presented.

	Three Months Ended January 31,
	2004	2003
Net income (loss) as reported	$44,106	$(152,022)
Less total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	156,671	157,542

Pro forma net loss	$(112,565)	$(309,564)

Net income (loss) per share:
Basic and diluted:
As reported	$0.01	$(0.02)

Pro forma	$(0.02)	$(0.05)

Stock option activity during the three months ended January 31, 2004 is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at October 31, 2003	387,245	$19.59
Granted	—	—
Exercised	—	—
Forfeited	(7,688)	19.93

Balance at January 31, 2004	379,557	$19.59

The Company adopted on March 1, 1996 the Optical Cable Corporation 1996 Stock Incentive Plan (the “Plan”). The Plan is intended to provide a means through the use of stock incentives that the Company can increase the personal financial interest employees have in the future success of the Company, thereby stimulating the efforts of these employees and strengthening their desire to remain with the Company. The Company has reserved 750,000 shares of common stock for issuance pursuant to incentive awards under the Plan. As of January 31, 2004, there were approximately 143,000 additional shares available for grant under the Plan.

On December 30, 2003, restricted stock awards under the Plan totaling 149,000 shares was approved by the Compensation Committee of the Board of Directors of the Company. The shares will vest in equal amounts

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2004

(Unaudited)

quarterly over almost four years. The first vesting date occurred on January 31, 2004. The Company records compensation expense ratably over the vesting period equal to the number of shares multiplied by the closing price of the Company’s common stock of $6.60 on the date of grant. The Company recorded compensation expense totaling $61,463 during the quarter ended January 31, 2004, in accordance with SFAS No. 123.

Restricted stock award activity during the three months ended January 31, 2004 is as follows:

Number of Shares
Balance at October 31, 2003	—
Granted	149,000
Forfeited	—

Balance at January 31, 2004	149,000

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not typically bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews outstanding trade accounts receivable at the end of each quarter and records allowances for doubtful accounts as deemed appropriate for (i) certain individual customers and (ii) for all other trade accounts receivable in total. In determining the amount of allowance for doubtful accounts to be recorded for individual customers, the Company considers the age of the receivable, the financial stability of the customer, discussions that may have occurred with the customer and management’s judgment as to the overall collectibility of the receivable from that customer. In addition, the Company establishes an allowance for all other receivables for which no specific allowances are deemed necessary. This general allowance for doubtful accounts is based on a percentage of total trade accounts receivable with different percentages used based on different age categories of receivables. The percentages used are based on the Company’s historical experience and management’s current judgment regarding the state of the economy and the industry. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. Also see note 10.

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the three months ended January 31, 2004 and 2003 follows:

	Three Months Ended January 31
	2004	2003
Balance at beginning of period	$462,981	476,124
Bad debt expense (recovery)	(10,635)	113,437
Losses charged to allowance	—	—
Recoveries added to allowance	1,650	794

Balance at end of period	$453,996	590,355

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2004

(Unaudited)

One of the Company’s two major distributors filed for protection from its creditors under bankruptcy laws in January 2001. The Company wrote off approximately $2,191,000 for estimated uncollectible accounts receivable from this distributor for the year ended October 31, 2001. The Company has received offers, which have since expired, to sell its claim against the bankrupt estate. At this time, the Company has decided not to sell its claim in the bankruptcy proceeding. A subsequent recovery, if any, will be recognized when payment is received, in accordance with accounting principles generally accepted in the United States of America.

(4)	Inventories

Inventories as of January 31, 2004 and October 31, 2003 consist of the following:

	January 31, 2004	October 31, 2003
Finished goods	$2,461,712	2,767,259
Work in process	1,562,183	1,119,160
Raw materials	2,830,580	2,661,445
Production supplies	72,143	76,628

	$6,926,618	6,624,492

(5)	Product Warranties

The Company generally warrants its products against certain manufacturing and other defects in material and workmanship. These product warranties are provided for specific periods of time and are applicable assuming the product has not been subjected to misuse, improper installation, negligence or shipping damage. As of January 31, 2004 and October 31, 2003, the Company’s accrual for estimated product warranty claims totaled $170,000 and $150,000, respectively, in the accompanying condensed balance sheets included in accounts payable and accrued expenses. The accrued product warranty costs are based primarily on historical experience of actual warranty claims as well as current information on repair costs. Warranty claims expense for the three months ended January 31, 2004 and 2003 totaled $41,506 and $66,169, respectively.

The following table summarizes the changes in the Company’s accrual for product warranties during the three months ended January 31, 2004 and 2003:

	Three Months Ended January 31
	2004	2003
Balance at beginning of period	$150,000	100,000
Liabilities accrued for warranties issued during the period	40,167	57,169
Warranty claims paid during the period	(21,506)	(41,169)
Changes in liability for pre-existing warranties during the period	1,339	9,000

Balance at end of period	$170,000	125,000

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2004

(Unaudited)

(6)	Warrants

During fiscal year 2003, the Company issued warrants to class members defined in a consolidated class action lawsuit by the claims administrator for the class members and in accordance with the settlement agreement approved by the United States District Court for the Western District of Virginia on September 23, 2002. Each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $4.88 per share. The warrants will expire October 24, 2007. Through October 31, 2003, the total number of warrants to be issued in accordance with the settlement agreement, 250,000 warrants, had been issued by the Company.

The fair value of the 250,000 warrants, totaling $1,182,594, net of issuance costs of $82,487, is included in “common stock” in the shareholders’ equity section of the accompanying condensed balance sheets. Generally accepted accounting principles required the fair value of the warrants to be adjusted at each reporting period until such time that the following two conditions were met: (i) the Company was irrevocably obligated to issue the warrants, and (ii) the underlying shares of common stock to be issued on exercise were registered. The second and final of these two conditions was satisfied on May 19, 2003 when the Securities and Exchange Commission (the “SEC”) declared the registration statement of the underlying shares of common stock to be effective. During the three months ended January 31, 2003, the Company recorded $290,083 of noncash expense resulting from the variable accounting treatment of the warrants. The warrant expense portion of the shareholder litigation settlement expense was calculated using the Black-Scholes pricing model. The closing price of the Company’s common stock of $3.22 on January 31, 2003, was used in that calculation. The expense is a noncash item and has no impact on the Company’s net cash flow.

Subsequent to May 19, 2003, no further adjustment of the fair value was required. Therefore, the condensed statement of operations for the three months ended January 31, 2004 was not impacted and future periods’ statements of operations will not be impacted by the variable accounting treatment. During the fiscal year ended October 31, 2003, the fair value of the warrants, net of issuance costs, was reclassified from an accrued liability to permanent equity in accordance with generally accepted accounting principles.

Warrant activity for the three months ended January 31, 2004 is as follows:

	Number of Shares	Weighted-Average Exercise Price
Balance at October 31, 2003	243,777	$4.88
Granted	—	—
Exercised	(2,487)	4.88
Forfeited	(1)	4.88

Balance at January 31, 2004	241,289	$4.88

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2004

(Unaudited)

(7)	Note Payable to Bank

The Company has a revolving credit facility with Wachovia Bank, National Association. The three-year credit facility, which expires in April 2005, provides up to a maximum of $25 million and is collateralized by all of the Company’s tangible and intangible assets. Borrowings under the credit facility are subject to certain coverage ratios, advance limits and qualifications that are applied to the Company’s accounts receivable, inventory and fixed assets. The Company’s ability to access the full amount of the credit facility depends on the future growth of the Company’s borrowing base. The Company maintains a sweep arrangement with its bank, where at the end of each day, all of the Company’s cash is used to paydown its outstanding note payable to the bank, if any. As of January 31, 2004, the Company had no outstanding borrowings under the credit facility, with approximately $9,600,000 unused and available. As of October 31, 2003, the Company had no outstanding borrowings under the credit facility.

The credit facility bears interest at one-half of one percent (0.50%) per annum above the prime rate (facility rate of 4.5% as of January 31, 2004). The facility also provides a LIBOR based rate at the Company’s option.

(8)	Net Income (Loss) Per Share

Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income (loss) of the Company.

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

Three months ended January 31, 2004	Net income (Numerator)	Shares (Denominator)	Per share amount
Basic net income per share	$44,106	5,513,563	$0.01

Effect of dilutive stock options and warrants	—	60,978

Diluted net income per share	$44,106	5,574,541	$0.01

Three months ended January 31, 2003	Net loss (Numerator)	Shares (Denominator)	Per share amount
Basic net loss per share	$(152,022)	6,575,727	$(0.02)

Effect of dilutive stock options	—	—

Diluted net loss per share	$(152,022)	6,575,727	$(0.02)

Stock options that could potentially dilute net income (loss) per share in the future that were not included in the computation of diluted net income (loss) per share (because to do so would have been antidilutive for the periods presented) totaled 374,557 and 406,721 for the three months ended January 31, 2004 and 2003, respectively. Likewise, issued and outstanding warrants to purchase 250,000 shares of common

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2004

(Unaudited)

stock issued in connection with the shareholder litigation that could potentially dilute net income (loss) per share in the future were not included in the computation of diluted net income (loss) per share because to do so would have been antidilutive for the three months ended January 31, 2003.

(9)	Shareholders’ Equity

On January 10, 2003, the Company repurchased 1,475,867 shares, or 21.3% of its outstanding common stock, no par value, for $2.00 per share in a privately negotiated transaction. The cost of the transaction, including brokerage fees, totaled $3,032,907.

(10)	Segment Information and Business and Credit Concentrations

The Company has a single reportable segment for purposes of segment reporting. In addition, the Company’s fiber optic cable products are similar in nature.

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of January 31, 2004 and October 31, 2003 have been adequately provided for in the condensed financial statements.

For the three months ended January 31, 2004 and 2003, 12.0% and 14.1%, respectively, of net sales were attributable to one major domestic distributor. No other single customer accounted for more than 10% of net sales during the three months ended January 31, 2004 or 2003. For the three months ended January 31, 2004 and 2003, approximately 81% and 82%, respectively, of net sales were from customers located in the United States, while approximately 19% and 18%, respectively, were from international customers.

(11)	Loss on Impairment of Machinery and Equipment

During the three months ended January 31, 2003, the Company recorded a loss on impairment of machinery and equipment totaling $117,337 due to an automation upgrade initiative. The impairment loss relates to certain machinery and equipment purchased throughout fiscal year 2001, not yet placed into service, that is being replaced in conjunction with an automation upgrade project. The loss is a noncash item that represents the write-off of the carrying value of the machinery and equipment anticipated to be replaced.

(12)	Contingencies

On January 3, 2003, Anicom, Inc. a former customer that is in Chapter 11 bankruptcy, filed a complaint against the Company in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the Complaint). The Complaint seeks to avoid and recover certain alleged preferential payments for products in the approximate amount of $1,100,000 made to the Company during the 90-day period preceding Anicom’s bankruptcy filing. The Company has reviewed the claim with legal counsel and based on one of the defenses available to the Company, believes the maximum liability would not exceed $276,000. The Company continues to believe that other defenses available will protect it from liability for

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2004

(Unaudited)

the remaining amount of the claim and, thus, that the likelihood that Anicom will be successful in adjudication of the claim, or that Anicom’s claim will result in material loss, is remote.

From time to time, the Company is involved in various other claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

OPTICAL CABLE CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

This Form 10-Q may contain certain “forward-looking” information within the meaning of the federal securities laws. The forward looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to risks and uncertainties that may cause actual events to differ materially from our expectations. Factors that could cause or contribute to such differences include, but are not limited to, the level of sales to key customers, including distributors; the economic conditions affecting network service providers; corporate spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber); our dependence on a single manufacturing facility; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing; our dependence on a limited number of suppliers; an adverse outcome in litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in regulatory reviews and audits and potential regulatory reviews and audits; an adverse change in laws and regulations associated with the extraterritorial income exclusion; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; economic conditions that affect the telecommunications sector, certain technology sectors or the economy as a whole; terrorist attacks or acts of war, particularly given the acts of terrorism against the United States and subsequent military responses by the United States, and any potential future military conflicts; ability to retain key personnel; the impact of changes in accounting policies, including those by the Securities and Exchange Commission; changes in market demand, exchange rates, productivity, weather or market and economic conditions in the areas of the world in which we operate and market our products; our inability to appoint a third member to our Audit Committee as required to maintain our Nasdaq National Market listing; and our success in managing the risks involved in the foregoing.

We caution readers that the foregoing list of important factors is not exclusive and we incorporate by reference those factors included in current reports on Form 8-K.

Dollar amounts presented in the following discussion have been rounded to the nearest hundred thousand, unless the amounts are less than one million, in which case the amounts have been rounded to the nearest thousand.

Overview

During the first quarter of our 2004 fiscal year, we reported net income of $44,000 despite a decline in net sales when compared to the first quarter of our 2003 fiscal year. Weather conditions in the eastern part of the United States, as well as an industry that continues to be challenging, contributed to the lower net sales when comparing the first quarter of 2004 to the same period in the prior year. During the first quarter of 2004, we continued to increase our cash balance through income from operations, at the same time, avoiding the need to use our credit facility. The Compensation Committee of our Board of Directors approved a restricted stock award of 149,000 shares during the first quarter of 2004. The restricted shares will vest in equal amounts quarterly over almost four years and the first vesting date occurred January 31, 2004.

We are a leading manufacturer of a broad range of tight buffered fiber optic cables for high bandwidth transmission of data, video and audio communications, primarily sold into the local area network and premises markets, often referred to as the enterprise market. Our fiber optic cables are well-suited for use in short to moderate distance applications.

We pioneered the design and production of special tight buffered fiber optic cables for the most demanding military field applications in the early 1980’s. At our ISO 9001:2000 registered facility in Roanoke, Virginia, we manufacture a broad range of fiber optic cables that can be used both indoors and outdoors and utilize a tight buffered coating process that provides mechanical and environmental protection for the optical fiber. Our current product portfolio is built on the evolution of our fundamental technologies and designed to provide end-users with significant value.

Our fiber optic cables are easy and economical to install, provide a high degree of reliability and offer outstanding performance characteristics. We have designed and implemented an efficient, automated manufacturing process based on our proprietary technologies. This enables us to produce high quality indoor/outdoor tight buffered fiber optic cable rapidly and cost efficiently.

We sell our products internationally and domestically through our sales force to our customers, which include major distributors, regional distributors, various smaller distributors and original equipment manufacturers. International net sales were 19% and 18% for the quarters ending January 31, 2004 and 2003, respectively. Substantially all of our international sales are denominated in U.S. dollars. By comparison, international net sales were 19% for our fiscal year ended October 31, 2003.

Net sales consist of gross sales of products less discounts, refunds and returns. Revenue is recognized at the time of product shipment or delivery to the customer (including distributors) provided that the customer takes ownership and assumes risk of loss, based on shipping terms. During the first quarter of 2004 and 2003, respectively, 12.0% and 14.1% of our net sales were attributable to one major domestic distributor. This distributor accounted for 14.9% of our net sales in fiscal year 2003. Other than this distributor, no single customer accounted for more than 10% of our net sales during the first quarter of fiscal years 2004 or 2003 or for the fiscal year ended October 31, 2003.

A significant percentage of the selling price of our fiber optic cable is based on the cost of raw materials used. Single-mode fiber is less expensive than multimode fiber, and consequently single-mode fiber optic cables have a lower per unit selling price than comparable multimode fiber optic cables. We believe that the metropolitan and access markets are predominantly the users of single-mode fiber optic cable, and that increasingly, single-mode fiber optic cable is also being used for other short to moderate distance installations where higher bandwidth is required. However, any trend toward the use of single-mode fiber optic cables in such other installations may be slowed to the extent that 50 micron 1 gigabit and 10 gigabit multimode fiber optic cables are used to satisfy current bandwidth demands. To the extent that our sales mix shifts toward single-mode cables, we will have to increase the volume of our sales to maintain our current level of net sales.

Cost of goods sold consists of the cost of materials, compensation costs, product warranty costs and overhead related to our manufacturing operations. The largest percentage of costs included in cost of goods sold is attributable to costs of materials which are variable costs as opposed to fixed costs.

Selling, general and administrative expenses, also referred to as “SG&A expenses,” consist of the compensation costs for sales and marketing personnel, shipping costs, travel expenses, customer support expenses, trade show expenses, advertising, bad debt expense, the compensation cost for administration, finance and general management personnel, as well as legal and accounting fees and costs incurred to settle litigation or claims and other actions against us, excluding legal and accounting fees and other costs reflected as shareholder litigation settlement expense.

Results of Operations

The following table sets forth selected line items from our statements of operations as a percentage of net sales for the periods indicated:

	Three months ended January 31,
	2004	2003
Net sales	100.0%	100.0%
Cost of goods sold	61.0	64.1

Gross profit	39.0	35.9
Selling, general, and administrative expenses	37.9	33.8
Shareholder litigation settlement expense	—	3.0
Loss on impairment of machinery and equipment	—	1.2

Income (loss) from operations	1.1	(2.1)

Other expense, net	(0.4)	(0.2)

Income (loss) before income tax expense (benefit)	0.7	(2.3)

Income tax expense (benefit)	0.2	(0.7)

Net income (loss)	0.5%	(1.6)%

Net Sales

Net sales decreased 4.1% to $9.3 million for the first quarter of fiscal year 2004 from $9.7 million for the same period in 2003. As expected, net sales for the first quarter of fiscal year 2004 were also lower than net sales of $11.3 million for the fourth quarter of fiscal year 2003 due to seasonality factors. We believe the pattern of net sales experienced during fiscal year 2003 and the first quarter of 2004 are consistent with the seasonality patterns experienced by us prior to fiscal year 2001. Specifically, net sales historically were relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year, which we believe may be partially due to the construction cycles and budgetary cycles of our customers. During fiscal year 2003, net sales increased sequentially from quarter to quarter, a pattern we believe will be repeated in fiscal year 2004. We believe the seasonality pattern was further pronounced during the first quarter of fiscal year 2004 as the result of harsh weather conditions in the eastern part of the United States during the quarter may have delayed some purchases by customers. Our backorder volume has increased in recent months, which is consistent with this belief.

Additionally, during the first quarter of 2004, we experienced a decrease in product mix for cable containing multimode fiber (which typically has a higher relative sales price), compared to cable containing single-mode fiber (which typically has a lower relative sales price), when compared to the first quarter of 2003.

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

Gross Profit

Gross profit increased 4.2% to $3.6 million for the first quarter of 2004 from $3.5 million for the same period in 2003. Gross profit margin, or gross profit as a percentage of net sales, increased to 39.0% in first quarter 2004 from 35.9% in the first quarter of 2003. The increase in the gross profit margin during the first quarter of 2004 is primarily attributable to the sale of inventory which had been previously estimated to have a lower net realizable value compared to its manufacturing cost. We have continued to make efforts to profitably dispose of such inventory. By comparison, the gross profit margin for the fourth of quarter 2003 was 37.4%. We expect gross profit margins to be in the 34% to 35% range over the longer term.

Selling, General, and Administrative Expenses

SG&A expenses increased 7.5% to $3.5 million in the first quarter of 2004 from $3.3 million for the same period last year. SG&A expenses as a percentage of net sales were 37.9% in the first quarter of 2004 compared to 33.8% in the first quarter of 2003. The higher percentage in first quarter 2004 reflects the fact that net sales for the quarter decreased 4.1% compared to the same period last year, while SG&A expenses increased 7.5% compared to the first quarter of 2003. The increase in SG&A expenses during first quarter 2004 compared to the same period last year results from increases in compensation costs, partially resulting from new hires during fiscal year 2003 who were not in place for the entire first quarter of 2003 and the expense associated with the vesting of a portion of the restricted stock awards approved by the Compensation Committee of the Board of Directors during the first quarter of 2004. These increases were partially offset by decreases in legal fees (excluding those fees related to the shareholder litigation), and bad debt expense.

Shareholder Litigation Settlement Expense

We recorded a charge during fiscal year 2003 in the amount of $871,000 representing additional costs incurred in the settlement of the consolidated shareholder class action lawsuit. Of the total amount expensed, approximately $862,000 represented an increase in the fair value of the warrants to purchase 250,000 shares of our common stock at an exercise price of $4.88 per share issued in connection with the settlement of the shareholder litigation. Accounting principles generally accepted in the United States of America required the fair value of the warrants to be adjusted at each reporting period until such time that the following two conditions were met: (i) we were irrevocably obligated to issue the warrants, and (ii) the underlying shares of common stock to be issued on exercise were registered. The second and final of these two conditions was satisfied on May 19, 2003 when the Securities and Exchange Commission declared the registration statement for the underlying shares of common stock to be effective. The expense associated with the increase in the fair value of the warrants is a noncash item and has no impact on our net cash flow. During the first quarter of 2003, we recorded $290,000 of noncash expense resulting from the variable accounting treatment of the warrants. The warrant expense portion of the shareholder litigation settlement expense was calculated using the Black-Scholes pricing model. The closing price of our common stock of $3.22 on January 31, 2003, was used in that calculation.

Subsequent to May 19, 2003, no further adjustment of the fair value was required. Therefore, there was no similar charge in the first quarter of 2004 and future periods’ statements of operations will not be impacted by the variable accounting treatment. During the fiscal year ended October 31, 2003, the fair value of the warrants, net of issuance costs, was reclassified from an accrued liability to permanent equity in accordance with accounting principles generally accepted in the United States of America.

The shareholder lawsuit is described in more detail in our discussion of “Liquidity and Capital Resources.”

Loss on Impairment of Machinery and Equipment

During the first quarter of fiscal year 2003, we recorded a loss on impairment of machinery and equipment totaling $117,000 due to an automation upgrade initiative. The impairment loss relates to certain machinery and equipment purchased throughout fiscal year 2001, not yet placed into service, that is being replaced in conjunction with an automation upgrade project. The loss is a noncash item that represents the write-off of the carrying value of the machinery and equipment anticipated to be replaced.

Other Expense, Net

Other expense, net increased to $36,000 in the first quarter of 2004 from $16,000 in the first quarter of 2003. The increase was primarily due to changes in the foreign exchange rate used to settle outstanding foreign accounts receivable during the first quarter of 2004 when compared to 2003.

Income (Loss) Before Income Tax Expense (Benefit)

We reported income before income tax expense of $68,000 for the first quarter of fiscal year 2004 whereas we incurred a $220,000 loss before income tax benefit for the first quarter of fiscal year 2003. This change was primarily due to an increase in gross profit of $147,000 in the first quarter of fiscal year 2004 and the two nonrecurring noncash charges recorded during the first quarter of fiscal year 2003 described further in our discussion of “Shareholder Litigation Settlement Expense” and “Loss on Impairment of Machinery and Equipment,” partially offset by the increase in SG&A expenses of $248,000 in the first quarter of fiscal year 2004.

Income Tax Expense (Benefit)

Income tax expense totaled $24,000 for the first quarter of fiscal year 2004 compared to income tax benefit of $68,000 for the first quarter of fiscal year 2003. This change was due primarily to the fact that we reported income before income tax expense for the first quarter of 2004 compared to a loss before income tax benefit for the first quarter of fiscal year 2003. Additionally, the amounts reflect a change in our expected effective tax rate for 2004 compared to 2003. Our effective tax rate was 35.2% in the first quarter of 2004 compared to 31.0% in the first quarter of 2003.

Fluctuations in our effective tax rates are due primarily to the amount and timing of the tax benefits related to our Extraterritorial Income Exclusion, also referred to as “EIE,” which exempts from federal income taxation a portion of the net profit realized from sales outside the United States of products manufactured in the United States. The EIE is calculated by a complex analysis of all export sales and profits for the year. Fluctuations in the ratio of export sales and profitability to total sales and profitability create changes in the EIE.

The World Trade Organization has ruled against the United States’ EIE regime. In the ruling, the World Trade Organization gave permission to the European Union to sanction tariffs on certain products manufactured in the United States if the EIE regime was not repealed by March 31, 2004. There are two proposed bills before the United States Congress that would repeal the EIE regime. Currently, the proposed bills will not be retroactive, giving taxpayers full benefit for 2003. As a result of the proposed bills, we are uncertain as to the extent that we will be able to realize the EIE benefit in 2004 and future years.

Net Income (Loss)

Net income for the first quarter of 2004 was $44,000 compared to a net loss for the first quarter of 2003 of $152,000. This change was due primarily to the fact that we reported income before income tax expense for the first quarter of 2004 compared to a loss before income tax benefit for the first quarter of 2003.

Financial Condition

Total assets decreased $299,000, or 1.0%, to $29.9 million at January 31, 2004, from $30.2 million at October 31, 2003. This decrease was primarily due to an $819,000 decrease in trade accounts receivable, net, resulting largely from the decrease in net sales in the first quarter of 2004 when compared to the fourth quarter of 2003 and a $256,000 decrease in income taxes refundable. Income taxes refundable decreased in the first quarter of 2004 as the Company received tax refunds during the period of approximately $245,000. These decreases were partially offset by a $601,000 increase in cash and a $302,000 increase in inventories. Further detail regarding the increase in cash is provided in our discussion of “Liquidity and Capital Resources.” We continue to make efforts to maintain optimal inventory levels.

Total liabilities decreased $427,000, or 12.0%, to $3.1 million at January 31, 2004, from $3.6 million at October 31, 2003. This decrease was primarily due to a $416,000 decrease in accrued compensation and payroll taxes. The decrease in accrued compensation was largely a result of the payment of certain incentive compensation related to fiscal year 2003 during the first quarter of 2004.

Total shareholders’ equity at January 31, 2004 increased $128,000, or 0.5% in the first quarter of 2004. The increase resulted primarily from increases in stock-based compensation totaling $70,000, proceeds from the exercise of warrants to purchase common stock totaling $12,000 and net income retained of $44,000.

Liquidity and Capital Resources

Our primary capital needs during the first quarter of 2004 have been to fund working capital requirements and capital expenditures. Our primary source of capital for these purposes has been cash provided from operations. As of January 31, 2004 and October 31, 2003, we had no outstanding balance under our bank line of credit.

Our cash totaled $2.9 million as of January 31, 2004, an increase of $601,000, compared to $2.3 million as of October 31, 2003. We maintain a sweep account arrangement with our bank, where at the end of each day all of our cash is used to paydown our outstanding note payable to the bank, if any. The increase in cash for the quarter ended January 31, 2004, was primarily due to net cash provided by operating activities of $778,000.

On January 31, 2004, we had working capital of $14.4 million compared to $14.3 million as of October 31, 2003. The ratio of current assets to current liabilities as of January 31, 2004, was 5.6 to 1, compared to 5.0 to 1 as of October 31, 2003. The increase in working capital during the first quarter of 2004 was primarily caused by a $601,000 increase in cash, a $302,000 increase in inventories and a $416,000 decrease in accrued compensation and payroll taxes, partially offset by an $819,000 decrease in trade accounts receivable, net, and a $256,000 decrease in income taxes refundable.

Net cash provided by operating activities was $778,000 in the first quarter of 2004, compared to $308,000 in the first quarter of 2003. Net cash provided by operating activities during the first quarter of 2004 primarily resulted from adjustments to reconcile net income to net cash provided by operating activities, including depreciation, amortization and accretion of $247,000, a decrease in trade accounts receivable of $830,000 and a decrease in income taxes refundable of $256,000, partially offset by an increase in inventories of $302,000 and a decrease in accrued compensation and payroll taxes of $416,000. Net cash provided by operating activities during the first quarter of 2003 primarily resulted from certain adjustments to reconcile net loss to net cash provided by operating activities, including depreciation, amortization and accretion of $289,000, bad debt expense of $113,000, shareholder litigation settlement expense of $290,000 and loss on impairment of machinery and equipment of $117,000. Additionally, a $487,000 decrease in inventories, partially offset by an increase of $334,000 in trade accounts receivable contributed to net cash provided by operating activities in the first quarter of fiscal year 2003.

Net cash used in investing activities totaled $190,000 in the first quarter of 2004, compared to $63,000 in the first quarter of 2003. Net cash used in investing activities during the first quarters of 2004 and 2003 resulted entirely from purchases of property and equipment. There are no material commitments for capital expenditures as of January 31, 2004.

Net cash provided by financing activities was $12,000 in the first quarter of 2004, compared to net cash used in financing activities of $991,000 in the first quarter of 2003. Net cash provided by financing activities in the first quarter of 2004 resulted entirely from proceeds received from the exercise of warrants. Net cash used in financing activities in the first quarter of 2003 was primarily the result of the repurchase of 21.3% of our outstanding shares of common stock for $2 per share plus brokerage fees, partially offset by proceeds from notes payable to our bank under our line of credit.

We have a revolving credit facility with Wachovia Bank, National Association (formerly First Union National Bank). The three-year credit facility provides up to a maximum of $25 million and is collateralized by all of our tangible and intangible assets. Borrowings under the credit facility are subject to certain coverage ratios, advance limits and qualifications that are applied to our accounts receivable, inventory and fixed assets. Our ability to access the full amount of the credit facility depends on the future growth of our borrowing base. As of January 31, 2004, we had no outstanding borrowings under the credit facility, with approximately $9.6 million unused and available.

The credit facility bears interest at one-half of one percent (0.50%) per annum above the prime rate (facility rate of 4.5% as of January 31, 2004). The facility also provides a LIBOR based rate at our option.

We believe that our cash flow from operations and our credit facility will be adequate to fund our operations for at least the next twelve months.

We have two “take or pay” agreements to purchase raw optical fiber. Both supply agreements were made in the ordinary course of business. Alternative suppliers exist that could provide this material at a similar cost in the event these suppliers are unable or unwilling to perform under the contracts. See further information related to these supply agreements in our discussion of “Contractual Obligations and Commitments.”

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

We paid $500,000 of the cash portion of the settlement upon preliminary court approval. The second and final installment, totaling $200,000, of the cash portion of the settlement was paid on November 1, 2002. The warrants are exercisable for five years. We have registered the shares issuable upon the exercise of the warrants under the Securities Act of 1933, as amended. See also information related to “Shareholder Litigation Settlement Expense,” included in our discussion of “Results of Operations.”

On January 3, 2003, Anicom, Inc., a former customer that is in Chapter 11 bankruptcy, filed a complaint against us in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division, also referred to as the ”Complaint.” The Complaint seeks to avoid and recover certain alleged preferential payments in the approximate amount of $1.1 million made to us during the 90-day period preceding Anicom’s bankruptcy filing. We have reviewed the claim with legal counsel and based on one of the defenses available to us, believe the maximum liability would not exceed $276,000. We continue to believe that other defenses available will protect us from liability for the remaining amount of the claim and, thus, that the likelihood that Anicom will be successful in adjudication of the claim, or that Anicom’s claim will result in a material loss, is remote.

During fiscal year 2001, we wrote off approximately $2.2 million for estimated uncollectible accounts receivable from Anicom. We have received offers, which have since expired, to sell our claim against the bankrupt estate. At this time, we have decided not to sell our claim in the bankruptcy proceeding. A subsequent recovery, if any, will be recognized when payment is received.

From time to time, we are involved in various other claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Seasonality

Historically, net sales are relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year, which we believe may be partially due to construction cycles and budgetary cycles of our customers. For example, an average of approximately 45% of our net sales occurred during the first half of the fiscal year and an average of approximately 55% of our net sales occurred during the second half of the fiscal year for fiscal years 1996 through 2000. However, our sales did not follow this pattern in fiscal year 2002 or 2001. In fiscal years 2002 and 2001, approximately 52% and 57% of our net sales occurred during the first half of the fiscal year, respectively, and approximately 48% and 43% of our net sales occurred during the second half of the fiscal year, respectively. We believe this shift in the pattern of our net sales appears to be related to overall economic conditions in the industry. During fiscal year 2003, approximately 47% of our net sales occurred during the first half of the fiscal year and approximately 53% of our net sales occurred during the second half of the fiscal year. The pattern of net sales we experienced during fiscal year 2003 may reflect a return to the historical seasonality patterns, and we believe we will see a similar pattern in fiscal year 2004.

Contractual Obligations and Commitments

Long-Term Optical Fiber Supply Agreements

During fiscal year 2001, we entered into separate long-term supply agreements with two raw optical fiber suppliers. Both supply agreements were made in the ordinary course of business.

The agreement with the first optical fiber supplier was amended in December 2002 to significantly reduce the amount of our total fiber purchase commitment. The agreement, as amended, expires on December 31, 2005. Additionally, this amended supply agreement requires that one-half of our aggregate multimode fiber purchases and one-half of our aggregate single-mode fiber purchases through December 31, 2005 be purchased from that supplier at market prices.

An agreement with a second optical fiber supplier was also amended in December 2002 to significantly reduce the amount of our total fiber purchase commitment. This supply agreement, as amended, sets forth certain quantities to be purchased for calendar years 2003, 2004 and 2005. However, the supply agreement allows us to carry over the purchase commitment of any year to future years without penalty in the event the target quantities in any year are not met; provided that the aggregate amount of the purchase commitment under the supply agreement must be satisfied by December 31, 2005.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based on the financial statements and accompanying notes that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 1 to the annual financial statements filed with our 2003 Form 10-K provides a summary of our significant accounting policies. The following are areas requiring significant judgments and estimates due to uncertainties as of the reporting date: revenue recognition, trade accounts receivable and the allowance for doubtful accounts, inventories, long-lived assets, and commitments and contingencies.

Application of the critical accounting policies discussed below requires management’s significant judgments, often as a result of the need to make estimates of matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would result in materially different results.

Revenue Recognition

Management views revenue recognition as a critical accounting estimate since we must estimate an allowance for sales returns for the reporting period. This allowance reduces net sales for the period and is based on our analysis and judgment of historical trends, identified returns and the potential for additional returns.

Trade Accounts Receivable and the Allowance for Doubtful Accounts

Management views trade accounts receivable and the related allowance for doubtful accounts as a critical accounting estimate since the allowance for doubtful accounts is based on judgments and estimates concerning the likelihood that individual customers will pay the amounts included as receivable from them. In determining the amount of allowance for doubtful accounts to be recorded for individual customers, we consider the age of the receivable, the financial stability of the customer, discussions that may have occurred with the customer and our judgment as to the overall collectibility of the receivable from that customer. In addition, we establish an allowance for all other receivables for which no specific allowances are deemed necessary. This general allowance for doubtful accounts is based on a percentage of total trade accounts receivable with different percentages used based on different age categories of receivables. The percentages used are based on our historical experience and our current judgment regarding the state of the economy and the industry.

Inventories

Management views the determination of the net realizable value of inventories as a critical accounting estimate since it is based on judgments and estimates regarding the salability of individual items in inventory and an estimate of the ultimate selling prices for those items. Individual inventory items are reviewed and adjustments are made based on the age of the inventory and our judgment as to the salability of that inventory.

Long-lived Assets

Management views the determination of the carrying value of long-lived assets as a critical accounting estimate since we must determine an estimated economic useful life in order to properly depreciate our long-lived assets and because we must consider if the value of any of our long-lived assets have been impaired, requiring adjustment to the carrying value.

Economic useful life is the duration of time the asset is expected to be productively employed by us, which may be less than its physical life. Management’s assumptions on wear and tear, obsolescence, technological advances and other factors affect the determination of estimated economic useful life. The estimated economic useful life of an asset is monitored to determine it continues to be appropriate in light of changes in business circumstances. For example, technological advances or excessive wear and tear may result in a shorter estimated useful life than originally anticipated. In such a case, we would depreciate the remaining net book value of an asset over the new estimated remaining life, thereby increasing depreciation expense per year on a prospective basis. Over the past three years, changes in economic useful life assumptions have not had a material impact on our reported results.

We must also consider similar issues when determining whether or not an asset has been impaired to the extent that we must recognize a loss on such impairment. For example during the first quarter of 2003 we recorded a loss on impairment of machinery and equipment totaling $117,000 due to an automation upgrade initiative which is discussed further in note 11 of the notes to the condensed financial statements.

Commitments and Contingencies

Management views accounting for contingencies as a critical accounting estimate since loss contingencies arising from product warranties and defects, claims, assessments, litigation, fines and penalties and other sources require judgment as to any probable liabilities incurred. For example, accrued product warranty costs recorded by us are based primarily on historical experience of actual warranty claims as well as current information on repair costs. Actual results could differ from the expected results determined based on such estimates.

Recent Developments

As discussed in our Proxy Statement, effective as of the annual meeting of shareholders on March 9, 2004, one member of the Audit Committee does not meet the new requirements for independence under the Securities Exchange Act of 1934, as amended by the Sarbanes-Oxley Act of 2002, because this member performs consulting services for us.

As a result of this lack of independence, the member will resign from the Audit Committee as planned, effective as of the annual meeting. The Audit Committee will then consist of two members, both of whom satisfy the applicable requirements for independence of the Nasdaq Stock Market and the Securities and Exchange Commission.

The Nasdaq Stock Market requires that the audit committees of Nasdaq National Market listed companies consist of at least three members. As a result, we are not in compliance with the Nasdaq Stock Market rules effective March 9, 2004. On March 5, 2004, we notified the Nasdaq Stock Market of our pending noncompliance. We have begun discussions with the Nasdaq Stock Market as to the length of time that we will have to appoint a new independent member of the Board of Directors who will also serve as a third member to the Audit Committee. We believe we will appoint a new member of the Board of Directors and fill the newly created vacancy on the Audit committee within the grace period the Nasdaq Stock Market is expected to allow.

Future Accounting Considerations

As of March 5, 2004, there are no new accounting standards issued, but not yet adopted by us, which are expected to be applicable to our financial position, operating results or financial statement disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of January 31, 2004, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a)	The exhibits listed on the Exhibit Index are filed as part of, and incorporated by reference into, this report.

b)	Reports on Form 8-K filed during the three months ended January 31, 2004:

Form 8-K dated January 14, 2004 and filed January 16, 2004, furnishing under items 7 and 12 a news release announcing results of operations and financial condition for the 2003 fourth quarter and fiscal year end and furnishing the transcript of the earnings call held on January 15, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION (Registrant)

Date: March 15, 2004	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr. Chairman of the Board of Directors, President and Chief Executive Officer

Date: March 15, 2004	/s/ Tracy G. Smith
Tracy G. Smith Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
Exhibit 3.1	Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated by reference to Exhibit 1 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

Exhibit 3.2	Bylaws of Optical Cable Corporation, as amended (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1997 (file number 0-27022), and incorporated herein by reference)).

Exhibit 4.1	Form of certificate representing Common Stock (filed as exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1997 (file number 0-27022), and incorporated herein by reference).

Exhibit 4.2	Rights Agreement dated as of November 2, 2001 (filed as Exhibit 4 to the Company’s Form 8-A filed with the Commission on November 5, 2001 and incorporated by reference herein).

Exhibit 4.3	Form of certificate representing preferred share purchase right (filed as Exhibit 5 to the Company’s Form 8-A filed with the Commission on November 5, 2001 and incorporated by reference herein).

Exhibit 4.4	Warrant Agreement dated as of October 24, 2002 (filed as Exhibit 4.1 to the Company’s Form S-3 filing with the Commission on February 11, 2003 and incorporated by reference herein).

Exhibit 4.5	Form of warrant certificate (filed as Exhibit 4.2 to the Company’s Form S-3 filing with the Commission on February 11, 2003 and incorporated by reference herein).

Exhibit 31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

Exhibit 31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

Exhibit 32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

Exhibit 32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.