Form 10-Q
period 2004-04-30
OPTICAL CABLE CORP
filed 2004-06-14
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

As of June 10, 2004, 5,616,223 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Six Months Ended April 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPTICAL CABLE CORPORATION

Condensed Balance Sheets

	(Unaudited)
	April 30, 2004	October 31, 2003
Assets
Current assets:
Cash	$2,159,850	$2,337,259
Trade accounts receivable, net of allowance for doubtful accounts of $429,847 at April 30, 2004 and $462,981 at October 31, 2003	7,982,483	7,688,281
Income taxes refundable	100,223	262,427
Other receivables	67,262	183,600
Due from current and former officers, net of allowance for uncollectible advances of $59,078	—	25,167
Due from employees	642	—
Inventories	6,977,009	6,624,492
Prepaid expenses	315,961	440,555
Deferred income taxes	231,617	265,963

Total current assets	17,835,047	17,827,744

Other assets, net	114,161	172,690
Property and equipment, net	11,256,597	11,284,205
Deferred income taxes	797,336	900,524

Total assets	$30,003,141	$30,185,163

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,360,615	$2,538,203
Accrued compensation and payroll taxes	765,426	1,012,956

Total current liabilities	3,126,041	3,551,159

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 5,611,723 shares at April 30, 2004 and 5,459,005 at October 31, 2003	1,283,994	1,142,006
Retained earnings	25,593,106	25,491,998

Total shareholders’ equity	26,877,100	26,634,004
Commitments and contingencies

Total liabilities and shareholders’ equity	$30,003,141	$30,185,163

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2004	2003	2004	2003
Net sales	$10,652,998	$9,758,672	$20,002,605	$19,504,687
Cost of goods sold	6,478,388	5,904,408	12,183,493	12,152,588

Gross profit	4,174,610	3,854,264	7,819,112	7,352,099

Selling, general and administrative expenses	4,056,750	3,352,371	7,597,468	6,645,477
Shareholder litigation settlement expense	—	283,190	—	574,590
Loss on impairment of machinery and equipment	—	—	—	117,337

Income from operations	117,860	218,703	221,644	14,695

Other expense, net:
Interest income	1,573	3,911	7,921	8,621
Interest expense	(36,186)	(48,086)	(67,704)	(82,936)
Other, net	4,845	17,877	(5,747)	31,704

Other expense, net	(29,768)	(26,298)	(65,530)	(42,611)

Income (loss) before income tax expense (benefit)	88,092	192,405	156,114	(27,916)

Income tax expense (benefit)	31,090	59,646	55,006	(8,653)

Net income (loss)	$57,002	$132,759	$101,108	$(19,263)

Net income per share:
Basic and diluted	$0.01	$0.02	$0.02	$—

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statement of Shareholders’ Equity

(Unaudited)

	Six months ended April 30, 2004
	Common Stock		Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balances at October 31, 2003	5,459,005	$1,142,006	$25,491,998	$26,634,004

Stock-based compensation	149,000	123,840	—	123,840
Exercise of warrants ($4.88 per share)	3,718	18,148	—	18,148
Net income	—	—	101,108	101,108

Balances at April 30, 2004	5,611,723	$1,283,994	$25,593,106	$26,877,100

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended April 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$101,108	$(19,263)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	496,844	582,639
Bad debt expense (recovery)	(24,688)	169,295
Deferred income tax expense (benefit)	137,534	(102,835)
Stock-based compensation expense	123,840	14,705
Shareholder litigation settlement expense	—	566,291
Loss on impairment of machinery and equipment	—	117,337
(Increase) decrease in:
Trade accounts receivable	(269,514)	(650,059)
Income taxes refundable	162,204	135,661
Other receivables	116,338	(30,000)
Due from employees, including current and former officers	24,525	3,150
Inventories	(352,517)	604,450
Prepaid expenses	124,594	165,731
Other assets	—	(57,166)
Increase (decrease) in:
Accounts payable and accrued expenses	(210,651)	45,816
Accrued compensation and payroll taxes	(247,530)	(112,288)

Net cash provided by operating activities	182,087	1,433,464

Cash flows from investing activities:
Purchase of property and equipment	(377,644)	(193,993)

Net cash used in investing activities	(377,644)	(193,993)

Cash flows from financing activities:
Proceeds from notes payable to bank, net	—	1,081,819
Payments for financing costs	—	(35,154)
Repurchase of common stock	—	(3,032,907)
Proceeds from exercise of warrants	18,148	—

Net cash provided by (used in) financing activities	18,148	(1,986,242)

Net decrease in cash	(177,409)	(746,771)

Cash at beginning of period	2,337,259	746,771

Cash at end of period	$2,159,850	$—

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2004

(Unaudited)

(1)	General

The accompanying unaudited condensed financial statements of Optical Cable Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2004 are not necessarily indicative of the results for the fiscal year ending October 31, 2004 because the following items, among other things, may impact those results: changes in market conditions, seasonality, ability of management to execute its business plan, as well as other variables and contingencies set forth as risks in the Company’s Form 10-K for fiscal year 2003 or as otherwise identified in other filings by the Company as possibly affecting future results. The unaudited condensed financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. For further information, refer to the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2003.

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

In December 2002, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS No. 148 amends existing accounting literature to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement also requires additional disclosures in both interim and annual financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Effective November 1, 2003, the Company adopted the prospective method of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation as allowed under SFAS No. 148. The prospective method requires the Company to apply the recognition provisions to all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. During the first and second quarters of fiscal year 2004, the Company did not grant, modify or settle any employee stock options or other awards that would require accounting treatment different from that under APB 25; therefore, there was no impact from the adoption of this statement on the condensed financial statements of the Company.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2004

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
Net income (loss) as reported	$57,002	$132,759	$101,108	$(19,263)
Less total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	154,125	166,488	308,251	332,976

Pro forma net loss	$(97,123)	$(33,729)	$(207,143)	$(352,239)

Net income (loss) per share:
Basic and diluted:
As reported	$0.01	$0.02	$0.02	$—

Pro forma	$(0.02)	$(0.01)	$(0.04)	$(0.06)

Stock option activity during the six months ended April 30, 2004 is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at October 31, 2003	387,245	$19.59
Granted	—	—
Exercised	—	—
Forfeited	(13,377)	21.55

Balance at April 30, 2004	373,868	$19.52

The Company adopted on March 1, 1996 the Optical Cable Corporation 1996 Stock Incentive Plan (the “Plan”). The Plan is intended to provide a means through the use of stock incentives that the Company can increase the personal financial interest employees have in the future success of the Company, thereby stimulating the efforts of these employees and strengthening their desire to remain with the Company. The Company has reserved 750,000 shares of common stock for issuance pursuant to incentive awards under the Plan. As of April 30, 2004, there were approximately 149,000 additional shares available for grant under the Plan.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2004

(Unaudited)

On December 30, 2003, restricted stock awards under the Plan totaling 149,000 shares were approved by the Compensation Committee of the Board of Directors of the Company. The shares will vest in equal amounts quarterly over almost four years. The first vesting date occurred on January 31, 2004. The Company records compensation expense ratably over the vesting period equal to the number of shares multiplied by the closing price of the Company’s common stock of $6.60 on the date of grant. The Company recorded compensation expense totaling $61,463 and $122,926, respectively, during the three months and six months ended April 30, 2004 in accordance with SFAS No. 123.

Restricted stock award activity during the six months ended April 30, 2004 is as follows:

Number of Shares
Balance at October 31, 2003	—
Granted	149,000
Forfeited	—

Balance at April 30, 2004	149,000

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not typically bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews outstanding trade accounts receivable at the end of each quarter and records allowances for doubtful accounts as deemed appropriate for (i) certain individual customers and (ii) for all other trade accounts receivable in total. In determining the amount of allowance for doubtful accounts to be recorded for individual customers, the Company considers the age of the receivable, the financial stability of the customer, discussions that may have occurred with the customer and management’s judgment as to the overall collectibility of the receivable from that customer. In addition, the Company establishes an allowance for all other receivables for which no specific allowances are deemed necessary. This general allowance for doubtful accounts is based on a percentage of total trade accounts receivable with different percentages used based on the different age categories of receivables. The percentages used are based on the Company’s historical experience and management’s current judgment regarding the state of the economy and the industry. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. Also see note 10.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2004

(Unaudited)

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the six months ended April 30, 2004 and 2003 follows:

	Six Months Ended April 30,
	2004	2003
Balance at beginning of period	$462,981	$476,124
Bad debt expense (recovery)	(24,688)	169,295
Losses charged to allowance	(12,658)	(52,750)
Recoveries added to allowance	4,212	7,143

Balance at end of period	$429,847	$599,812

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

(4)	Inventories

Inventories as of April 30, 2004 and October 31, 2003 consisted of the following:

	April 30, 2004	October 31, 2003
Finished goods	$2,413,744	$2,767,259
Work in process	1,776,114	1,119,160
Raw materials	2,718,467	2,661,445
Production supplies	68,684	76,628

	$6,977,009	$6,624,492

(5)	Product Warranties

The Company generally warrants its products against certain manufacturing and other defects in material and workmanship. These product warranties are provided for specific periods of time and are applicable assuming the product has not been subjected to misuse, improper installation, negligence, or shipping damage. As of April 30, 2004 and October 31, 2003, the Company’s accrual for estimated product warranty claims totaled $120,000 and $150,000, respectively, in the accompanying condensed balance sheets included in accounts payable and accrued expenses. The accrued product warranty costs are based primarily on historical experience of actual warranty claims as well as current information on repair costs. Warranty claims expense for the three months and six months ended April 30, 2004 totaled $108,219 and $149,725, respectively.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2004

(Unaudited)

The following table summarizes the changes in the Company’s accrual for product warranties during the six months ended April 30, 2004 and 2003:

	Six Months Ended April 30,
	2004	2003
Balance at beginning of period	$150,000	$100,000
Liabilities accrued for warranties issued during the period	155,138	131,899
Warranty claims paid during the period	(179,725)	(71,349)
Changes in liability for pre-existing warranties during the period	(5,413)	14,450

Balance at end of period	$120,000	$175,000

(6)	Warrants

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

The fair value of the 250,000 warrants, totaling $1,182,594, net of issuance costs of $82,487, is included in “common stock” in the shareholders’ equity section of the accompanying condensed balance sheets. Accounting principles generally accepted in the United States of America required the fair value of the warrants to be adjusted at each reporting period until such time that the following two conditions were met: (i) the Company was irrevocably obligated to issue the warrants, and (ii) the underlying shares of common stock to be issued on exercise were registered. The second and final of these two conditions was satisfied on May 19, 2003 when the Securities and Exchange Commission (the “SEC”) declared the registration statement of the underlying shares of common stock to be effective. During the three months and six months ended April 30, 2003, the Company recorded $276,208 and $566,291 of noncash expense resulting from the variable accounting treatment of the warrants. The warrant expense portion of the shareholder litigation settlement expense was calculated using the Black-Scholes pricing model. The closing price of the Company’s common stock of $4.48 on April 30, 2003, was used in that calculation. The expense was a noncash item and had no impact on the Company’s net cash flow.

Subsequent to May 19, 2003, no further adjustment of the fair value was required. Therefore, the condensed statements of operations for the three months and six months ended April 30, 2004 were not impacted and future periods’ statements of operations will not be impacted by the variable accounting treatment. During the fiscal year ended October 31, 2003, the fair value of the warrants, net of issuance costs, was reclassified from an accrued liability to permanent equity in accordance with accounting principles generally accepted in the United States of America.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2004

(Unaudited)

Warrant activity for the six months ended April 30, 2004 is as follows:

	Number of Shares	Weighted-Average Exercise Price
Balance at October 31, 2003	243,777	$4.88
Granted	—	—
Exercised	(3,718)	4.88
Forfeited	(1)	4.88

Balance at April 30, 2004	240,058	$4.88

(7)	Note Payable to Bank

The Company has a revolving credit facility with Wachovia Bank, National Association. The three-year credit facility, which expires in April 2005, provides up to a maximum of $25 million and is collateralized by all of the Company’s tangible and intangible assets. Borrowings under the credit facility are subject to certain coverage ratios, advance limits and qualifications that are applied to the Company’s accounts receivable, inventory and fixed assets. The Company’s ability to access the full amount of the credit facility depends on the future growth of the Company’s borrowing base. The Company maintains a sweep arrangement with its bank, where at the end of each day, all of the Company’s cash is used to paydown its outstanding note payable to the bank, if any. As of April 30, 2004, the Company had no outstanding borrowings under the credit facility, with approximately $10,181,000 unused and available. As of October 31, 2003, the Company had no outstanding borrowings under the credit facility.

The credit facility bears interest at one-half of one percent (0.50%) per annum above the prime rate (facility rate of 4.5% as of April 30, 2004). The facility also provides a LIBOR based rate at the Company’s option.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2004

(Unaudited)

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

Three Months Ended April 30, 2004	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$57,002	5,611,198	$0.01

Effect of dilutive stock options and warrants	—	61,527

Diluted net income per share	$57,002	5,672,725	$0.01

Three Months Ended April 30, 2003	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$132,759	5,452,785	$0.02

Effect of dilutive stock options and warrants	—	—

Diluted net income per share	$132,759	5,452,785	$0.02

Six Months Ended April 30, 2004	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$101,108	5,561,572	$0.02

Effect of dilutive stock options and warrants	—	61,334

Diluted net income per share	$101,108	5,622,906	$0.02

Six Months Ended April 30, 2003	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic net loss per share	$(19,263)	6,023,562	$—

Effect of dilutive stock options and warrants	—	—

Diluted net loss per share	$(19,263)	6,023,562	$—

Stock options that could potentially dilute net income (loss) per share in the future that were not included in the computation of diluted net income (loss) per share (because to do so would have been antidilutive for the periods presented) totaled 368,868 for the three months and six months ended April 30, 2004 and 399,343 for the three months and six months ended April 30, 2003. Likewise, warrants to purchase shares of common stock in connection with the shareholder litigation that could potentially dilute net income (loss) per share in the future that were not included in the computation of diluted net income (loss) per share because to do so would have been antidilutive totaled 250,000 for the three months and six months ended April 30, 2003.

(9)	Shareholders’ Equity

On January 10, 2003, the Company repurchased 1,475,867 shares, or 21.3% of its outstanding common stock, no par value, for $2.00 per share in a privately negotiated transaction. The cost of the transaction, including brokerage fees, totaled $3,032,907.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2004

(Unaudited)

(10)	Segment Information and Business and Credit Concentrations

The Company has a single reportable segment for purposes of segment reporting. In addition, the Company’s fiber optic cable products are similar in nature.

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of April 30, 2004 and October 31, 2003 have been adequately provided for in the condensed financial statements.

For the three months ended April 30, 2004, 20.0% of net sales were attributable to one major domestic distributor. For the three months ended April 30, 2003, 13.4% of net sales were attributable to this distributor. For the six months ended April 30, 2004 and 2003, 16.3% and 13.7% of net sales were attributable to this distributor. For the six months ended April 30, 2004 and 2003, approximately 84% and 80%, respectively, of net sales were from customers located in the United States, while approximately 16% and 20%, respectively, were from international customers.

(11)	Loss on Impairment of Machinery and Equipment

During the six months ended April 30, 2003, the Company recorded loss on impairment of machinery and equipment totaling $117,337 due to an automation upgrade initiative. The impairment loss relates to certain machinery and equipment purchased throughout fiscal year 2001 that is being replaced in conjunction with an automation upgrade project. The loss is a noncash item that represents the write-off of the carrying value of the machinery and equipment anticipated to be replaced.

(12)	Contingencies

On January 3, 2003, Anicom, Inc. a former customer that is in Chapter 11 bankruptcy, filed a complaint against the Company in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the Complaint). The Complaint seeks to avoid and recover certain alleged preferential payments for products in the approximate amount of $1,100,000 made to the Company during the 90-day period preceding Anicom’s bankruptcy filing. As of April 30, 2004, Anicom and the Company have reached an agreement to settle this claim. Terms of the settlement are subject to Court approval and provide that the Company will pay $10,000 and will have an allowed unsecured non-priority claim against the bankrupt estate in the same amount.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

This Form 10-Q may contain certain “forward-looking” information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to risks and uncertainties that may cause actual events to differ materially from our expectations. Factors that could cause or contribute to such differences include, but are not limited to, the level of sales to key customers, including distributors; the economic conditions affecting network service providers; corporate spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber); our dependence on a single manufacturing facility; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing; our dependence on a limited number of suppliers; an adverse outcome in litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in regulatory reviews and audits and potential regulatory reviews and audits; an adverse change in laws and regulations associated with the extraterritorial income exclusion; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; economic conditions that affect the telecommunications sector, certain technology sectors or the economy as a whole; terrorist attacks or acts of war, particularly given the acts of terrorism against the United States and subsequent military responses by the United States, and any potential future military conflicts; ability to retain key personnel; the impact of changes in accounting policies, including those by the Securities and Exchange Commission; changes in market demand, exchange rates, productivity, weather or market and economic conditions in the areas of the world in which we operate and market our products, our inability to appoint a third member to our Audit Committee as required to maintain our Nasdaq National Market listing; and our success in managing the risks involved in the foregoing.

We caution readers that the foregoing list of important factors is not exclusive and we incorporate by reference those factors included in current reports on Form 8-K.

Dollar amounts presented in the following discussion have been rounded to the nearest hundred thousand, unless the amounts are less than one million, in which case the amounts have been rounded to the nearest thousand.

Overview

During the second quarter of our 2004 fiscal year, we reported a 9.2% increase in net sales when compared to the second quarter of 2003. The increase in net sales during the second quarter of 2004 resulted in an increase in net sales of 2.6% for the six months ended April 30, 2004 when compared to the same period in 2003 despite lower net sales in the first quarter of 2004 when compared to the first quarter of 2003. We reported net income of $57,000 and $101,000, respectively, for the three months and six months ended April 30, 2004. We believe our market segment initiatives and other ongoing initiatives have contributed to the sequential increase in sales in the second quarter of 2004 and compared to the same three and six month periods in the prior year. Additionally, we continued to report a positive cash balance in the second quarter of 2004, avoiding the need to use our credit facility for either working capital or capital expenditures.

We are a leading manufacturer of a broad range of tight buffered fiber optic cables for high bandwidth transmission of data, video and audio communications, primarily sold into the local area network and premises markets, often referred to as the enterprise market. Our fiber optic cables are well-suited for use in a variety of short to moderate distance applications, including applications in the enterprise market .

We pioneered the design and production of special tight buffered fiber optic cables for the most demanding military field applications in the early 1980’s. At our ISO 9001:2000 registered facility in Roanoke, Virginia, we manufacture a broad range of fiber optic cables that can be used both indoors and outdoors and utilize a tight buffered coating process that provides mechanical and environmental protection for the optical fiber. Our current product portfolio is built on the evolution of our fundamental technologies and designed to provide end users with significant value.

Our fiber optic cables are easy and economical to install, provide a high degree of reliability and offer outstanding performance characteristics. We have designed and implemented an efficient, automated manufacturing process based on our proprietary technologies. This enables us to produce high quality indoor/outdoor tight buffered fiber optic cable rapidly and cost efficiently.

We sell our products internationally and domestically through our sales force to our customers, which include major distributors, regional distributors, various smaller distributors and original equipment manufacturers. International net sales were 14% and 21% of total net sales for the quarters ended April 30, 2004 and 2003, respectively. International net sales were 16% and 20% of total net sales for the six months ended April 30, 2004 and 2003, respectively. Substantially all of our international sales are denominated in U.S. dollars. By comparison, international net sales were 19% for the first quarter of fiscal year 2004 and for our fiscal year ended October 31, 2003. The lower percentage of international net sales in the three month and six months ended April 30, 2004 compared to the same periods in 2003 is a result of lower international net sales, coupled with increased domestic sales in the second quarter of 2004 compared to the second quarter of 2003.

Net sales consist of gross sales of products less discounts, refunds and returns. Revenue is recognized at the time of product shipment or delivery to the customer (including distributors) provided that the customer takes ownership and assumes risk of loss, based on shipping terms. During the second quarter of 2004 and 2003, respectively, 20.0% and 13.4% of our net sales were attributable to one major domestic distributor. For the six months ended April 30, 2004 and 2003, 16.3% and 13.7%, respectively, of net sales were attributable to this distributor. This distributor accounted for 14.9% of our net sales in fiscal year 2003. Other than this distributor, no single customer accounted for more than 10% of our net sales during the second quarter of fiscal years 2004 or 2003, the six months ended April 30, 2004 or 2003 or for the fiscal year ended October 31, 2003.

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

Selling, general and administrative expenses, also referred to as “SG&A expenses,” consist of the compensation costs for sales and marketing personnel, shipping costs, travel expenses, customer support expenses, trade show expenses, advertising, bad debt expense, the compensation cost for administration, finance and general management personnel, as well as legal and accounting fees and costs incurred to settle litigation or claims and other actions against us, excluding legal and accounting fees and other costs reflected as shareholder litigation settlement expense. We are a leading manufacturer of a broad range of tight buffered fiber optic cables primarily for the local area network and premise markets, often referred to as the enterprise market. Our fiber optic cables are well-suited for use in a variety of short to moderate distance applications, including applications in the enterprise market.

Results of Operations

The following table sets forth selected line items from our condensed statements of operations as a percentage of net sales for the periods indicated:

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	60.8	60.5	60.9	62.3

Gross profit	39.2	39.5	39.1	37.7
Selling, general and administrative expenses	38.1	34.4	38.0	34.1
Shareholder litigation settlement expense	—	2.9	—	2.9
Loss on impairment of machinery and equipment	—	—	—	0.6

Income from operations	1.1	2.2	1.1	0.1
Other expense, net	(0.3)	(0.2)	(0.3)	(0.2)

Income (loss) before income tax expense	0.8	2.0	0.8	(0.1)
Income tax expense	0.3	0.6	0.3	—

Net income (loss)	0.5%	1.4%	0.5%	(0.1	) %

Three Months Ended April 30, 2004 and 2003

Net Sales

Net sales increased 9.2% to $10.7 million for the second quarter of fiscal year 2004 from $9.8 million for the same period in 2003. As expected, net sales for the second quarter of fiscal year 2004 were also higher than net sales of $9.3 million for the first quarter of fiscal year 2004. We believe the pattern of net sales experienced during fiscal year 2003 and the first and second quarters of 2004 are consistent with the seasonality patterns experienced by us prior to fiscal year 2001. Specifically, net sales historically were relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year, which we believe may be partially due to the construction cycles and budgetary cycles of our customers. We believe our market segment initiatives and other ongoing initiatives have contributed to the sequential increase in sales in the second quarter of 2004 and compared to the same three month period in the prior year. Our backorder volume has increased during fiscal year 2004 which is also consistent with this belief.

Additionally, during the second quarter of 2004, we experienced an increase in product mix for cable containing multimode fiber (which typically has a higher relative sales price), compared to cable containing single-mode fiber (which typically has a lower relative sales price), when compared to the second quarter of 2003.

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

Gross Profit

Gross profit increased 8.3% to $4.2 million for the second quarter of 2004 from $3.9 million for the same period in 2003. Gross profit margin, or gross profit as a percentage of net sales, remained relatively consistent at 39.2% in second quarter of 2004 compared to 39.5% in the second quarter of 2003. While we continue to make efforts to sell higher margin products into targeted markets and to control manufacturing costs as appropriate, we anticipate our gross profit margins will return to the 34% to 35% range over the longer term. The higher than anticipated gross profit margins during the second quarter of fiscal 2004 were the result of the sale of a mix of products with higher margins during the period.

Selling, General, and Administrative Expenses

SG&A expenses increased 21.0% to $4.1 million in the second quarter of 2004 from $3.4 million for the same period last year. SG&A expenses as a percentage of net sales were 38.1% in the second quarter of 2004 compared to 34.4% in the second quarter of 2003. The higher percentage in second quarter of 2004 reflects the fact that SG&A expenses increased $704,000 compared to the second quarter of 2003. The two largest elements of the net increase in SG&A expenses during the second quarter of 2004 compared to the same period last year were compensation costs and marketing and advertising expenditures—which together represented over 80% of the net increase. Marketing and advertising expenses increased as a result of our efforts to increase market penetration including efforts associated with our market segment initiatives. Compensation costs increased during the period as a result of costs associated with our market segment initiatives, hires during fiscal year 2003 not fully reflected in expenses during the first half of fiscal year 2003, increases in commissions as net sales have increased, and costs associated with expensing of restricted incentive stock grants, among other items. As previously disclosed, during fiscal year 2004 we began using restricted stock grants as management incentives in lieu of stock options. Generally, restricted stock grants are expensed over the vesting period of the grant, where stock options have historically not been expensed.

Shareholder Litigation Settlement Expense

We recorded a charge during fiscal year 2003 in the amount of $871,000 representing additional costs incurred in the settlement of the consolidated shareholder class action lawsuit. Of the total amount expensed, approximately $862,000 represented an increase in the fair value of the warrants to purchase 250,000 shares of our common stock at an exercise price of $4.88 per share issued in connection with the settlement of the shareholder litigation. Accounting principles generally accepted in the United States of America required the fair value of the warrants to be adjusted at each reporting period until such time that the following two conditions were met: (i) we were irrevocably obligated to issue the warrants, and (ii) the underlying shares of common stock to be issued on exercise were registered. The second and final of these two conditions was satisfied on May 19, 2003 when the Securities and Exchange Commission declared the registration statement for the underlying shares of common stock to be effective. The expense associated with the increase in the fair value of the warrants was a noncash item and had no impact on our net cash flow. During the second quarter of 2003, we recorded $276,000 of noncash expense resulting from the variable accounting treatment of the warrants. The warrant expense portion of the shareholder litigation settlement expense was calculated using the Black-Scholes pricing model. The closing price of our common stock of $4.48 on April 30, 2003, was used in that calculation.

Subsequent to May 19, 2003, no further adjustment of the fair value was required. Therefore, there was no similar charge in the second quarter of 2004 and after the third quarter of fiscal year 2003 future periods’ statements of operations were not impacted by the variable accounting treatment. During the fiscal year ended October 31, 2003, the fair value of the warrants, net of issuance costs, was reclassified from an accrued liability to permanent equity in accordance with accounting principles generally accepted in the United States of America.

The shareholder lawsuit is described in more detail in our discussion of “Liquidity and Capital Resources.”

Other Expense, Net

Other expense, net increased to $30,000 in the second quarter of 2004 from $26,000 in the second quarter of 2003. The increase was primarily due to changes in the foreign exchange rate used to settle outstanding foreign accounts receivable during the second quarter of 2004 when compared to 2003, partially offset by a decrease in interest expense resulting from changes in the balance outstanding under our revolving line of credit.

Income Before Income Tax Expense

We reported income before income tax expense of $88,000 for the second quarter of fiscal year 2004 compared to $192,000 for the second quarter of fiscal year 2003. This decrease was primarily due to an increase in SG&A expenses of $704,000, partially offset by an increase in gross profit of $320,000 in the second quarter of fiscal year 2004 and the nonrecurring noncash charge recorded during the second quarter of fiscal year 2003 described further in our discussion of “Shareholder Litigation Settlement Expense.”

Income Tax Expense

Income tax expense totaled $31,000 for the second quarter of fiscal year 2004 compared to $60,000 for the second quarter of fiscal year 2003. This decrease results from the decrease in income before income tax expense offset by an increase due to a change in our expected effective tax rate for 2004 compared to 2003. Our effective tax rate was 35.3% in the second quarter of 2004 compared to 31.0% in the second quarter of 2003.

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

The World Trade Organization has ruled against the United States’ EIE regime. In the ruling, the World Trade Organization gave permission to the European Union to sanction tariffs on certain products manufactured in the United States if the EIE regime was not repealed by March 31, 2004. There are two proposed bills before the United States Congress that would repeal the EIE regime. Currently, the proposed bills are not expected to be retroactive, giving taxpayers full benefit for 2003. As a result of the proposed bills, we are uncertain as to the extent that we will be able to realize the EIE benefit in 2004 and future years.

Net Income

Net income for the second quarter of 2004 was $57,000 compared to $133,000 for the second quarter of 2003. This decrease was due primarily to the decrease in income before income tax expense of $104,000 when comparing the second quarter of 2004 with the same period in 2003, coupled with the impact of the increased effective tax rate for the second quarter of 2004 when compared with the second quarter of 2003.

Six Months Ended April 30, 2004 and 2003

Net Sales

Net sales increased 2.6% to $20.0 million for the first half of fiscal year 2004 from $19.5 million for the same period in 2003. We believe the pattern of net sales experienced during fiscal year 2003 and the first and second quarters of 2004 are consistent with the seasonality patterns experienced by us prior to fiscal year 2001. Specifically, net sales historically were relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year, which we believe may be partially due to the construction cycles and budgetary cycles of our customers.

Although net sales increased during the first half of 2004 compared to the same period last year, we experienced a decrease in product mix for cable containing multimode fiber during the first half of fiscal year 2004 (which typically has a higher relative sales price), compared to cable containing single-mode fiber (which typically has a lower relative sales price), when compared to the first half of 2003.

Gross Profit

Gross profit increased 6.4% to $7.8 million for the first half of 2004 from $7.4 million for the same period in 2003. Gross profit margin, or gross profit as a percentage of net sales, increased to 39.1% in first half of 2004 from 37.7% in the first half of 2003. While we continue to make efforts to sell higher margin products into targeted markets and to control manufacturing costs as appropriate, we anticipate our gross profit margins will return to the 34% to 35% range over the longer term. The higher than anticipated gross profit margins during the first half of fiscal year 2004 were the result of the sale of a mix of products with higher margins during the second quarter of fiscal year 2004 and an increase in gross profit margin during the first quarter of fiscal year 2004 primarily attributable to the sale of inventory which had previously been estimated to have a lower net realizable value compared to its manufacturing cost.

Selling, General, and Administrative Expenses

SG&A expenses increased 14.3% to $7.6 million in the first half of 2004 from $6.6 million for the same period last year. SG&A expenses as a percentage of net sales were 38.0% in the first half of 2004 compared to 34.1% in the first half of 2003. The higher percentage in the first half of 2004 reflects the fact that SG&A expenses increased $952,000 compared to the first half of 2003. The two largest elements of the net increase in SG&A expenses during the first half of fiscal year 2004 compared to the first half of fiscal year 2003 were compensation costs and marketing and advertising expenditures—which together represented an increase of approximately $999,000. Other SG&A expense increases and decreases (net) partially offset the increase in compensation costs and marketing and advertising expenditures. Marketing and advertising expenses increased as a result of our efforts to increase market penetration including efforts associated with our market segment initiatives. Compensation costs increased during the period as a result of costs associated with our market segment initiatives, hires during fiscal year 2003 not fully reflected in expenses during the first half of fiscal year 2003, increases in commissions as net sales have increased, and costs associated with expensing of restricted incentive stock grants, among other items. As previously disclosed, during fiscal year 2004 we began using restricted stock grants as management incentives in lieu of stock options. Generally, restricted stock grants are expensed over the vesting period of the grant, where stock options have historically not been expensed.

Shareholder Litigation Settlement Expense

We recorded a charge during fiscal year 2003 in the amount of $871,000 representing additional costs incurred in the settlement of the consolidated shareholder class action lawsuit. Of the total amount expensed, approximately $862,000 represented an increase in the fair value of the warrants to purchase 250,000 shares of our common stock at an exercise price of $4.88 per share issued in connection with the settlement of the shareholder litigation. Accounting principles generally accepted in the United States of America required the fair value of the warrants to be adjusted at each reporting period until such time that the following two conditions were met: (i) we were irrevocably obligated to issue the warrants, and (ii) the underlying shares of common stock to be issued on exercise were registered. The second and final of these two conditions was satisfied on May 19, 2003 when the Securities and Exchange Commission declared the registration statement for the underlying shares of common stock to be effective. The expense associated with the increase in the fair value of the warrants was a noncash item and had no impact on our net cash flow. During the first half of 2003, we recorded $566,000 of noncash expense resulting from the variable accounting treatment of the warrants. The warrant expense portion of the shareholder litigation settlement expense was calculated using the Black-Scholes pricing model. The closing price of our common stock of $4.48 on April 30, 2003, was used in that calculation.

Subsequent to May 19, 2003, no further adjustment of the fair value was required. Therefore, there was no similar charge in the first half of 2004 and after the third quarter of fiscal year 2003 future periods’ statements of operations were not impacted by the variable accounting treatment. During the fiscal year ended October 31, 2003, the fair value of the warrants, net of issuance costs, was reclassified from an accrued liability to permanent equity in accordance with accounting principles generally accepted in the United States of America.

The shareholder lawsuit is described in more detail in our discussion of “Liquidity and Capital Resources.”

Loss on Impairment of Machinery and Equipment

During the first half of fiscal year 2003, we recorded a loss on impairment of machinery and equipment totaling $117,000 due to an automation upgrade initiative. The impairment loss relates to certain machinery and equipment purchased throughout fiscal year 2001, not yet placed into service, that is being replaced in conjunction with an automation upgrade project. The loss is a noncash item that represents the write-off of the carrying value of the machinery and equipment anticipated to be replaced.

Other Expense, Net

Other expense, net increased to $66,000 in the first half of 2004 from $43,000 in the first half of 2003. The increase was primarily due to changes in the foreign exchange rate used to settle outstanding foreign accounts receivable during the first half of 2004 when compared to 2003, partially offset by a decrease in interest expense resulting from changes in the balance outstanding under our revolving line of credit.

Income (Loss) Before Income Tax Expense (Benefit)

We reported income before income tax expense of $156,000 for the first half of fiscal year 2004 compared to a loss before income tax benefit of $28,000 for the first half of fiscal year 2003. This change was primarily due to a $467,000 increase in gross profit, the two nonrecurring noncash charges recorded during the first half of fiscal year 2003 described further in our discussion of “Shareholder Litigation Settlement Expense” and “Loss on Impairment of Machinery and Equipment,” partially offset by an increase of $952,000 in SG&A expenses.

Income Tax Expense (Benefit)

Income tax expense totaled $55,000 for the first half of fiscal year 2004 compared to income tax benefit of $9,000 for the first half of fiscal year 2003. This change was due primarily to the fact that we reported income before income tax expense for the first half of 2004 compared to a loss before income tax benefit for the first half of fiscal year 2003. Additionally, the amounts reflect a change in our expected effective tax rate for 2004 compared to 2003. Our effective tax rate was 35.2% in the first half of 2004 compared to 30.9% in the first half of 2003.

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

The World Trade Organization has ruled against the United States’ EIE regime. In the ruling, the World Trade Organization gave permission to the European Union to sanction tariffs on certain products manufactured in the United States if the EIE regime was not repealed by March 31, 2004. There are two proposed bills before the United States Congress that would repeal the EIE regime. Currently, the proposed bills are not expected to be retroactive, giving taxpayers full benefit for 2003. As a result of the proposed bills, we are uncertain as to the extent that we will be able to realize the EIE benefit in 2004 and future years.

Net Income (Loss)

Net income for the first half of 2004 was $101,000 compared to net loss for the first half of 2003 of $19,000. This change was due primarily to the fact that we reported income before income tax expense for the first half of 2004 compared to a loss before income tax benefit for the first half of 2003.

Financial Condition

Total assets decreased $182,000, or 0.6%, to $30.0 million at April 30, 2004, from $30.2 million at October 31, 2003. This decrease was primarily due to a $177,000 decrease in cash, a $162,000 decrease in income taxes refundable, a $116,000 decrease in other receivables, a $125,000 decrease in prepaid expenses and a $138,000 decrease in deferred income taxes. Further detail regarding the decrease in cash is provided in our discussion of “Liquidity and Capital Resources.” Income taxes refundable decreased in the first half of 2004 as the Company received tax refunds during the period of approximately $245,000. During the same period, other receivables decreased largely as a result of the receipt of refunds associated with raw material purchases. Prepaid expenses and deferred income taxes decreased during the first half of 2004 as a result of timing of the amortization or reversal of these assets in accordance with accounting principles generally accepted in the United States of America. These decreases were partially offset by a $294,000 increase in trade accounts receivable, net, and a

$353,000 increase in inventories. Accounts receivable, net, typically fluctuates with increases or decreases in sales and the timing of payments. We continue to make efforts to maintain optimal inventory levels. Such efforts may result in increases or decreases in inventory balances at any point in time depending on anticipated levels of sales and considering appropriate lead times.

Total liabilities decreased $425,000, or 12.0%, to $3.1 million at April 30, 2004, from $3.6 million at October 31, 2003. This decrease was due to a $178,000 decrease in accounts payable and accrued expenses and a $248,000 decrease in accrued compensation and payroll taxes. The decrease in accounts payable and accrued expenses was largely a result of a decrease in customer deposits resulting from sales to one customer during the first half of fiscal year 2004. The decrease in accrued compensation was largely a result of the payment of certain annual incentive compensation related to fiscal year 2003 during the first quarter of 2004.

Total shareholders’ equity at April 30, 2004 increased $243,000, or 0.9% in the first half of 2004. The increase resulted from increases in stock-based compensation totaling $124,000, proceeds from the exercise of warrants to purchase common stock totaling $18,000 and net income retained of $101,000.

Liquidity and Capital Resources

Our primary capital needs during the first half of 2004 have been to fund working capital requirements and capital expenditures. Our primary source of capital for these purposes has been cash provided from operations. As of April 30, 2004 and October 31, 2003, we had no outstanding balance under our bank line of credit.

Our cash totaled $2.2 million as of April 30, 2004, a decrease of $177,000, compared to $2.3 million as of October 31, 2003. We maintain a sweep account arrangement with our bank, where at the end of each day all of our cash is used to paydown our outstanding note payable to the bank, if any. The decrease in cash for the six months ended April 30, 2004, was primarily due to purchases of property and equipment totaling $378,000 partially offset by net cash provided by operating activities of $182,000.

On April 30, 2004, we had working capital of $14.7 million compared to $14.3 million as of October 31, 2003. The ratio of current assets to current liabilities as of April 30, 2004, was 5.7 to 1, compared to 5.0 to 1 as of October 31, 2003. The increase in working capital during the first half of 2004 was primarily caused by a $294,000 increase in trade accounts receivable, net, a $353,000 increase in inventories, a $178,000 decrease in accounts payable and accrued expenses and a $248,000 decrease in accrued compensation and payroll taxes, partially offset by a $177,000 decrease in cash, a $162,000 decrease in income taxes refundable, a $116,000 decrease in other receivables and a $125,000 decrease in prepaid expenses.

Net cash provided by operating activities was $182,000 in the first half of fiscal year 2004, compared to $1,433,000 in the first half of 2003. Net cash provided by operating activities during the first half of 2004 primarily resulted from net income retained of $101,000 plus net adjustments to reconcile net income to net cash provided by operating activities, including depreciation, amortization and accretion of $497,000, and a decrease in income taxes refundable of $162,000, partially offset by an increase in trade accounts receivable of $270,000 and an increase in inventories of $353,000, a decrease in accounts payable and accrued expenses of $211,000 and a decrease in accrued compensation and payroll taxes of $248,000. Net cash provided by operating activities during the first half of fiscal year 2003 primarily resulted from certain adjustments to reconcile net loss to net cash provided by operating activities, including depreciation, amortization and accretion of $583,000, bad debt expense of $169,000, shareholder litigation settlement expense of $566,000 and loss on impairment of machinery and equipment of $117,000. Additionally, a $604,000 decrease in inventories, partially offset by an increase of $650,000 in trade accounts receivable contributed to net cash provided by operating activities.

Net cash used in investing activities totaled $378,000 in the first half of fiscal year 2004, compared to $194,000 in the first half of fiscal year 2003. Net cash used in investing activities during the first half of fiscal years 2004 and 2003 resulted entirely from purchases of property and equipment. There are no material commitments for capital expenditures as of April 30, 2004, although we anticipate increases in capital expenditures as we improve and build our infrastructure as planned.

Net cash provided by financing activities was $18,000 in the first half of fiscal year 2004, compared to net cash used in financing activities of $1,986,000 in the first half of fiscal year 2003. Net cash provided by financing activities in the first half of 2004 resulted entirely from proceeds received from the exercise of warrants. Net cash used in financing activities in the first half of 2003 was primarily the result of the repurchase of 21.3% of our outstanding shares of common stock for $2 per share plus brokerage fees, partially offset by proceeds from notes payable to our bank under our line of credit.

We have a revolving credit facility with Wachovia Bank, National Association (formerly First Union National Bank). The three-year credit facility provides up to a maximum of $25 million and is collateralized by all of our tangible and intangible assets. Borrowings under the credit facility are subject to certain coverage ratios, advance limits and qualifications that are applied to our accounts receivable, inventory and fixed assets. Our ability to access the full amount of the credit facility depends on the future growth of our borrowing base. As of April 30, 2004, we had no outstanding borrowings under the credit facility, with approximately $10.2 million unused and available.

The credit facility bears interest at one-half of one percent (0.50%) per annum above the prime rate (facility rate of 4.5% as of April 30, 2004). The facility also provides a LIBOR based rate at our option.

We believe that our cash flow from operations and our credit facility will be adequate to fund our operations for at least the next twelve months.

As of April 30, 2004, we have one “take or pay” agreement to purchase raw optical fiber. This supply agreement was made in the ordinary course of business. Alternative suppliers exist that could provide this material at a similar cost in the event this supplier is unable or unwilling to perform under the contract. A second supply agreement terminated during the second quarter of fiscal year 2004 in accordance with certain terms of the agreement. See further information related to these supply agreements in our discussion of “Contractual Obligations and Commitments.”

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

On January 3, 2003, Anicom, Inc., a former customer that is in Chapter 11 bankruptcy, filed a complaint against us in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division, also referred to as the ”Complaint.” The Complaint seeks to avoid and recover certain alleged preferential payments in the approximate amount of $1.1 million made to us during the 90-day period preceding Anicom’s bankruptcy filing. As of April 30, 2004, we have reached an agreement with Anicom to settle this claim. Terms of the settlement are subject to Court approval and provide that we will pay $10,000 and will have an allowed unsecured non-priority claim against the bankrupt estate in the same amount.

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

Seasonality

Historically, net sales are relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year, which we believe may be partially due to construction cycles and budgetary cycles of our customers. For example, an average of approximately 45% of our net sales occurred during the first half of the fiscal year and an average of approximately 55% of our net sales occurred during the second half of the fiscal year for fiscal years 1996 through 2000. However, our sales did not follow this pattern in fiscal years 2002 or 2001. In fiscal years 2002 and 2001, approximately 52% and 57% of our net sales occurred during the first half of the fiscal year, respectively, and approximately 48% and 43% of our net sales occurred during the second half of the fiscal year, respectively. We believe this shift in the pattern of our net sales appears to be related to overall economic conditions in the industry at the time. During fiscal year 2003, approximately 47% of our net sales occurred during the first half of the fiscal year and approximately 53% of our net sales occurred during the second half of the fiscal year. The pattern of net sales we experienced during fiscal year 2003 may reflect a return to the historical seasonality patterns, and we believe we will see a similar pattern in fiscal year 2004.

Contractual Obligations and Commitments

Long-Term Optical Fiber Supply Agreements

During fiscal year 2001, we entered into separate long-term supply agreements with two raw optical fiber suppliers. Both supply agreements were made in the ordinary course of business.

The agreement with the first optical fiber supplier was amended in December 2002 to significantly reduce the amount of our total fiber purchase commitment. Additionally, this amended supply agreement required that one-half of our aggregate multimode fiber purchases and one-half of our aggregate single-mode fiber purchases through December 31, 2005 be purchased from that supplier at market prices. The agreement, as amended, was expected to expire on December 31, 2005; however, certain terms of the agreement allowed for earlier termination in the event that certain conditions were met. As of April 30, 2004, this agreement has terminated in accordance with those terms.

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

Inventories

Management views the determination of the net realizable value of inventories as a critical accounting estimate since it is based on judgments and estimates regarding the salability of individual items in inventory and an estimate of the ultimate selling prices for those items. Individual inventory items are reviewed and adjustments are made based on the age of the inventory and our judgment as to the salability of that inventory in order for our inventories to be valued at the lower of cost or net realizable value.

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

As a result of this lack of independence, the member resigned from the Audit Committee as planned, effective as of the annual meeting of shareholders. The Audit Committee currently consists of two members, both of whom satisfy the applicable requirements for independence of the Nasdaq Stock Market and the Securities and Exchange Commission.

The Nasdaq Stock Market requires that the audit committees of Nasdaq National Market listed companies consist of at least three members. As a result, we are not in compliance with the Nasdaq Stock Market rules effective March 9, 2004. On March 5, 2004, we notified the Nasdaq Stock Market of our pending noncompliance. Nasdaq has notified us that we have been granted an extension of time to achieve compliance. Specifically, on or before June 28, 2004, we must submit to Nasdaq documentation, including biographies of any proposed directors, evidencing compliance. In the event we do not satisfy the terms of the extension, we will receive written notification that our securities will be subject to delisting. At that time, we may appeal such determination to a Listing Qualifications Panel. We believe we will appoint a new member of the Board of Directors and fill the newly created vacancy on the Audit committee within the grace period the Nasdaq Stock Market has allowed or any extension thereof.

Future Accounting Considerations

As of June 7, 2004, there are no new accounting standards issued, but not yet adopted by us, which are expected to be applicable to our financial position, operating results or financial statement disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of April 30, 2004, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The following information is furnished for matters submitted to a vote of security holders during the three months ended April 30, 2004:

(a)	The Annual Meeting of Shareholders of Optical Cable Corporation was held on March 9, 2004.

(b)	The name of each director elected at the meeting follows:

Neil D. Wilkin, Jr.

Luke J. Huybrechts

Randall H. Frazier

John M. Holland

Craig H. Weber

The above-named directors constitute the entire board of directors and there are no other directors continuing their term who were not up for re-election.

(c)	A brief description of each matter voted upon at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, including a separate tabulation with respect to each nominee for office follows:

1.	To elect the following five directors to serve for the terms of office specified in the proxy statement and until their successors are duly elected and qualified.

Director	Votes for	against	abstaining	non-votes
Neil D. Wilkin, Jr.	4,707,582	—	118,996	—
Luke J. Huybrechts	4,706,619	—	119,959	—
Randall H. Frazier	4,667,011	—	159,567	—
John M. Holland	4,684,733	—	141,845	—
Craig H. Weber	4,709,017	—	117,561	—

2.	To adopt the 2004 Non-employee Directors Stock Plan and approve the reservation of 250,000 common shares of the Company for issuance under the 2004 Non-employee Directors Stock Plan.

Votes for	Votes against	Votes abstaining	Broker non-votes
1,555,883	290,604	28,552	—

3.	To ratify the selection of KPMG LLP as independent accountants for the Company for fiscal year 2004.

Votes for	Votes against	Votes abstaining	Broker non-votes
4,809,121	11,752	5,705	—

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a)	The exhibits listed on the Exhibit Index are filed as part of, and incorporated by reference into, this report.

b)	Reports on Form 8-K filed during the three months ended April 30, 2004:

Form 8-K dated March 9, 2004 and filed March 12, 2004, furnishing under items 7 and 12 a news release announcing results of operations and financial condition for the 2004 first quarter and furnishing the transcript of the earnings call held on March 10, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)
Date: June 14, 2004	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer
(principal executive officer)

Date: June 14, 2004	/s/ Tracy G. Smith
Tracy G. Smith
Vice President and Chief Financial Officer
(principal financial and accounting officer)

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