Form 10-Q
period 2004-07-31
OPTICAL CABLE CORP
filed 2004-09-10
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

As of September 3, 2004, 5,613,581 shares of the registrant’s common stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Nine Months Ended July 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPTICAL CABLE CORPORATION

Condensed Balance Sheets

	(Unaudited)
	July 31, 2004	October 31, 2003
Assets

Current assets:
Cash	$3,068,298	$2,337,259
Trade accounts receivable, net of allowance for doubtful accounts of $477,093 at July 31, 2004 and $462,981 at October 31, 2003	8,089,004	7,688,281
Income taxes refundable	21,293	262,427
Other receivables	62,238	183,600
Due from current and former officers, net of allowance for uncollectible advances of $59,078	—	25,167
Due from employees	811	—
Inventories	6,676,302	6,624,492
Prepaid expenses	545,898	440,555
Deferred income taxes	199,030	265,963

Total current assets	18,662,874	17,827,744

Other assets, net	84,412	172,690
Property and equipment, net	11,286,188	11,284,205
Deferred income taxes	734,480	900,524

Total assets	$30,767,954	$30,185,163

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$2,177,890	$2,538,203
Accrued compensation and payroll taxes	1,307,246	1,012,956

Total current liabilities	3,485,136	3,551,159

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 5,613,581 shares at July 31, 2004 and 5,459,005 at October 31, 2003	1,371,925	1,142,006
Retained earnings	25,910,893	25,491,998

Total shareholders’ equity	27,282,818	26,634,004

Commitments and contingencies

Total liabilities and shareholders’ equity	$30,767,954	$30,185,163

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003
Net sales	$11,265,029	$10,259,907	$31,267,634	$29,764,594
Cost of goods sold	6,694,601	7,242,670	18,878,094	19,395,258

Gross profit	4,570,428	3,017,237	12,389,540	10,369,336

Selling, general and administrative expenses	4,040,251	2,907,057	11,637,719	9,552,534
Shareholder litigation settlement expense	—	295,959	—	870,549
Loss on impairment of machinery and equipment	—	—	—	117,337

Income (loss) from operations	530,177	(185,779)	751,821	(171,084)

Other expense, net:
Interest income	8,201	1,124	16,122	9,745
Interest expense	(36,680)	(39,582)	(104,384)	(122,518)
Other, net	(9,538)	6,053	(15,285)	37,757

Other expense, net	(38,017)	(32,405)	(103,547)	(75,016)

Income (loss) before income tax expense (benefit)	492,160	(218,184)	648,274	(246,100)

Income tax expense (benefit)	174,373	(146,840)	229,379	(155,493)

Net income (loss)	$317,787	$(71,344)	$418,895	$(90,607)

Net income (loss) per share:
Basic	$0.06	$(0.01)	$0.08	$(0.02)

Diluted	$0.06	$(0.01)	$0.07	$(0.02)

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statement of Shareholders’ Equity

(Unaudited)

	Nine months ended July 31, 2004
	Common stock		Retained earnings	Total shareholders’ equity
	Shares	Amount
Balances at October 31, 2003	5,459,005	$1,142,006	$25,491,998	$26,634,004

Stock-based compensation	150,480	209,926	—	209,926
Exercise of warrants ($4.88 per share)	4,096	19,993	—	19,993
Net income	—	—	418,895	418,895

Balances at July 31, 2004	5,613,581	$1,371,925	$25,910,893	$27,282,818

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended July 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$418,895	$(90,607)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	739,386	858,937
Bad debt expense	34,216	119,809
Deferred income tax expense (benefit)	232,977	(207,885)
Stock-based compensation expense	209,926	21,831
Shareholder litigation settlement expense	—	862,250
Loss on impairment of machinery and equipment	—	117,337
(Increase) decrease in:
Trade accounts receivable	(434,939)	241,524
Income taxes refundable	241,134	448,042
Other receivables	121,362	66,212
Due from employees, including current and former officers	24,356	4,475
Inventories	(51,810)	1,352,939
Prepaid expenses	(105,343)	(203,046)
Increase (decrease) in:
Accounts payable and accrued expenses	(417,358)	(896,335)
Accrued compensation and payroll taxes	294,290	(188,590)

Net cash provided by operating activities	1,307,092	2,506,893

Cash flows from investing activities:
Purchase of property and equipment	(596,046)	(366,471)

Net cash used in investing activities	(596,046)	(366,471)

Cash flows from financing activities:
Proceeds from notes payable to bank, net	—	244,166
Payments for financing costs	—	(35,154)
Payments for stock issuance costs	—	(63,298)
Repurchase of common stock	—	(3,032,907)
Proceeds from exercise of warrants	19,993	—

Net cash provided by (used in) financing activities	19,993	(2,887,193)

Net increase (decrease) in cash	731,039	(746,771)
Cash at beginning of period	2,337,259	746,771

Cash at end of period	$3,068,298	$—

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Nine Months Ended July 31, 2004

(Unaudited)

(1)	General

The accompanying unaudited condensed financial statements of Optical Cable Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2004 are not necessarily indicative of the results for the fiscal year ending October 31, 2004 because the following items, among other things, may impact those results: changes in market conditions, seasonality, ability of management to execute its business plan, as well as other variables and contingencies set forth as risks in the Company’s Form 10-K for fiscal year 2003 or as otherwise identified in other filings by the Company as possibly affecting future results. The unaudited condensed financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. For further information, refer to the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2003.

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

In December 2002, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS No. 148 amends existing accounting literature to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement also requires additional disclosures in both interim and annual financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Effective November 1, 2003, the Company adopted the prospective method of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation as allowed under SFAS No. 148. The prospective method requires the Company to apply the recognition provisions to all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. During the nine months ended July 31, 2004, the Company did not grant, modify or settle any employee stock options or other awards that would require accounting treatment different from that under APB 25; therefore, there was no impact from the adoption of this statement on the condensed financial statements of the Company.

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

Nine Months Ended July 31, 2004

(Unaudited)

(loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The fair value of each option was estimated at the grant date using the Black-Scholes valuation model for the periods presented.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
Net income (loss) as reported	$317,787	$(71,344)	$418,895	$(90,607)
Less total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	148,977	80,700	446,930	272,605

Pro forma net income (loss)	$168,810	$(152,044)	$(28,035)	$(363,212)

Net income (loss) per share:
Basic:
As reported	$0.06	$(0.01)	$0.08	$(0.02)

Pro forma	$0.03	$(0.03)	$(0.01)	$(0.06)

Diluted:
As reported	$0.06	$(0.01)	$0.07	$(0.02)

Pro forma	$0.03	$(0.03)	$—	$(0.06)

Stock option activity during the nine months ended July 31, 2004 is as follows:

	Number of Shares	Weighted-Average Exercise Price
Balance at October 31, 2003	387,245	$19.59
Granted	—	—
Exercised	—	—
Forfeited	(25,655)	$20.15

Balance at July 31, 2004	361,590	$19.55

The Company adopted on March 1, 1996 the Optical Cable Corporation 1996 Stock Incentive Plan (the “Plan”). The Plan is intended to provide a means through the use of stock incentives that the Company can increase the personal financial interest employees have in the future success of the Company, thereby stimulating the efforts of these employees and strengthening their desire to remain with the Company. The Company has reserved 750,000 shares of common stock for issuance pursuant to incentive awards under the Plan. As of July 31, 2004, there were approximately 166,000 remaining shares available for grant under the Plan.

On December 30, 2003, restricted stock awards under the Plan totaling 149,000 shares were approved by the Compensation Committee of the Board of Directors of the Company. The shares will vest in equal amounts quarterly over almost four years. The first vesting date occurred on January 31, 2004. The

7	(Continued)

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Nine Months Ended July 31, 2004

(Unaudited)

Company records compensation expense ratably over the vesting period equal to the number of shares multiplied by the closing price of the Company’s common stock of $6.60 on the date of grant. The Company recorded compensation expense totaling $59,813 and $182,739, respectively, during the three months and nine months ended July 31, 2004 in accordance with SFAS No. 123.

Restricted stock award activity under the Plan during the nine months ended July 31, 2004 is as follows:

Number of Shares
Balance at October 31, 2003	—
Granted	149,000
Forfeited	(4,520)

Balance at July 31, 2004	144,480

The Company adopted on March 9, 2004 the 2004 Non-employee Directors Stock Plan (the “Non-employee Directors Stock Plan”). The Non-employee Directors Stock Plan authorizes the Board of Directors to pay all or a part of director fees, in the form of stock grants, to Board members who are not full time employees of the Company. The Company has reserved 250,000 shares of common stock for issuance pursuant to awards under the Non-employee Directors Stock Plan. As of July 31, 2004, there were 244,000 remaining shares available for grant under the Non-employee Directors Stock Plan.

During the three months ended July 31, 2004 restricted stock awards under the Non-employee Directors Stock Plan totaling 6,000 shares were approved by the Board of Directors of the Company. The shares vested immediately upon grant. The Company records compensation expense equal to the number of shares multiplied by the closing price of the Company’s common stock on the date of grant. The Company recorded compensation expense totaling $30,510 during the three months and nine months ended July 31, 2004 in accordance with SFAS No. 123.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Nine Months Ended July 31, 2004

(Unaudited)

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the nine months ended July 31, 2004 and 2003 follows:

	Nine Months Ended July 31,
	2004	2003
Balance at beginning of period	$462,981	$476,124
Bad debt expense	34,216	119,809
Losses charged to allowance	(25,966)	(53,750)
Recoveries added to allowance	5,862	18,468

Balance at end of period	$477,093	$560,651

A prior distributor for the Company filed for protection from its creditors under bankruptcy laws in January 2001. The Company wrote off approximately $2,191,000 for estimated uncollectible accounts receivable from this distributor for the year ended October 31, 2001. The Company has received offers, which have since expired, to sell its claim against the bankrupt estate. At this time, the Company has decided not to sell its claim in the bankruptcy proceeding. A subsequent recovery, if any, will be recognized when payment is received, in accordance with U.S. generally accepted accounting principles.

(4)	Inventories

Inventories as of July 31, 2004 and October 31, 2003 consisted of the following:

	July 31, 2004	October 31, 2003
Finished goods	$2,255,858	$2,767,259
Work in process	1,811,815	1,119,160
Raw materials	2,532,331	2,661,445
Production supplies	76,298	76,628

	$6,676,302	$6,624,492

(5)	Product Warranties

The Company generally warrants its products against certain manufacturing and other defects in material and workmanship. These product warranties are provided for specific periods of time and are applicable assuming the product has not been subjected to misuse, improper installation, negligence or shipping damage. As of July 31, 2004 and October 31, 2003, the Company’s accrual for estimated product warranty claims totaled $120,000 and $150,000, respectively, in the accompanying condensed balance sheets included in accounts payable and accrued expenses. The accrued product warranty costs are based primarily on historical experience of actual warranty claims as well as current information on repair costs. Warranty claims expense for the three months and nine months ended July 31, 2004 totaled $12,215 and $161,940, respectively.

9	(Continued)

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Nine Months Ended July 31, 2004

(Unaudited)

The following table summarizes the changes in the Company’s accrual for product warranties during the nine months ended July 31, 2004 and 2003:

	Nine Months Ended July 31,
	2004	2003
Balance at beginning of period	$150,000	$100,000
Liabilities accrued for warranties issued during the period	210,953	228,312
Warranty claims paid during the period	(191,940)	(273,890)
Changes in liability for pre-existing warranties during the period	(49,013)	95,578

Balance at end of period	$120,000	$150,000

(6)	Warrants

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

The fair value of the 250,000 warrants, totaling $1,182,594, net of issuance costs of $82,487, is included in “common stock” in the shareholders’ equity section of the accompanying condensed balance sheets. U.S. generally accepted accounting principles required the fair value of the warrants to be adjusted at each reporting period until such time that the following two conditions were met: (i) the Company was irrevocably obligated to issue the warrants, and (ii) the underlying shares of common stock to be issued on exercise were registered. The second and final of these two conditions was satisfied on May 19, 2003 when the Securities and Exchange Commission (the “SEC”) declared the registration statement of the underlying shares of common stock to be effective. During the three months and nine months ended July 31, 2003, the Company recorded $295,959 and $862,250 of noncash expense resulting from the variable accounting treatment of the warrants. The warrant expense portion of the shareholder litigation settlement expense was calculated using the Black-Scholes pricing model. The closing price of the Company’s common stock of $5.80 on May 19, 2003, the date the registration statement was declared effective by the SEC, was used in that calculation.

Subsequent to May 19, 2003, no further adjustment of the fair value was required. Therefore, the condensed statements of operations for the three months and nine months ended July 31, 2004 were not impacted and future periods’ statements of operations will not be impacted by the variable accounting treatment. During the fiscal year ended October 31, 2003, the fair value of the warrants, net of issuance costs, was reclassified from an accrued liability to permanent equity in accordance with U.S. generally accepted accounting principles.

10	(Continued)

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Nine Months Ended July 31, 2004

(Unaudited)

Warrant activity for the nine months ended July 31, 2004 is as follows:

	Number of Shares	Weighted-Average Exercise Price
Balance at October 31, 2003	243,777	$4.88
Granted	—	—
Exercised	(4,096)	4.88
Forfeited	(1)	4.88

Balance at July 31, 2004	239,680	$4.88

(7)	Note Payable to Bank

The Company has a revolving credit facility with Wachovia Bank, National Association. The three-year credit facility, which expires in April 2005, provides up to a maximum of $25 million and is collateralized by all of the Company’s tangible and intangible assets. Borrowings under the credit facility are subject to certain coverage ratios, advance limits and qualifications that are applied to the Company’s accounts receivable, inventory and fixed assets. The Company’s ability to access the full amount of the credit facility depends on the future growth of the Company’s borrowing base. The Company maintains a sweep arrangement with its bank, where at the end of each day, all of the Company’s cash is used to paydown its outstanding note payable to the bank, if any. As of July 31, 2004, the Company had no outstanding borrowings under the credit facility, with approximately $11,057,000 unused and available. As of October 31, 2003, the Company had no outstanding borrowings under the credit facility.

The credit facility bears interest at one-half of one percent (0.50%) per annum above the prime rate (facility rate of 4.75% as of July 31, 2004). The facility also provides a LIBOR-based rate at the Company’s option. In addition, the Company pays an unused line fee at a rate of one-quarter of one percent (0.25%) per annum on the unused portion, up to $13 million, of the credit facility.

In connection with obtaining and amending the credit facility described above, the Company incurred various costs totaling $35,154 and $308,164 during the fiscal years ended October 31, 2003 and 2002, respectively. These financing costs have been deferred and are included in other assets, net in the accompanying condensed balance sheets. These deferred financing costs are being amortized to interest expense using the straight-line method, which approximates the effective interest method, over the life of the credit facility.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Nine Months Ended July 31, 2004

(Unaudited)

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

Three Months Ended July 31, 2004	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$317,787	5,612,231	$0.06

Effect of dilutive stock options and warrants	—	12,665

Diluted net income per share	$317,787	5,624,896	$0.06

Three Months Ended July 31, 2003	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic net loss per share	$(71,344)	5,452,785	$(0.01)

Effect of dilutive stock options and warrants	—	—

Diluted net loss per share	$(71,344)	5,452,785	$(0.01)

Nine Months Ended July 31, 2004	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$418,895	5,578,962	$0.08

Effect of dilutive stock options and warrants	—	47,514

Diluted net income per share	$418,895	5,626,476	$0.07

Nine Months Ended July 31, 2003	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic net loss per share	$(90,607)	5,831,212	$(0.02)

Effect of dilutive stock options and warrants	—	—

Diluted net loss per share	$(90,607)	5,831,212	$(0.02)

Stock options that could potentially dilute net income (loss) per share in the future that were not included in the computation of diluted net income (loss) per share (because to do so would have been antidilutive for the periods presented) totaled 356,590 for the three months and nine months ended July 31, 2004 and 386,747 and 391,747, respectively, for the three months and nine months ended July 31, 2003. Likewise, warrants to purchase shares of common stock in connection with the shareholder litigation that could potentially dilute net income (loss) per share in the future that were not included in the computation of diluted net income (loss) per share because to do so would have been antidilutive totaled 250,000 for the three months and nine months ended July 31, 2003.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Nine Months Ended July 31, 2004

(Unaudited)

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of July 31, 2004 and October 31, 2003 have been adequately provided for in the condensed financial statements.

For the three months ended July 31, 2004, 15.9% of net sales were attributable to one major domestic distributor. For the three months ended July 31, 2003, 13.8% of net sales were attributable to this distributor. For the nine months ended July 31, 2004 and 2003, 16.1% and 13.8% of net sales were attributable to this distributor. Additionally, for the three months ended July 31, 2003, 10.0% of net sales were attributable to another major domestic distributor. For the nine months ended July 31, 2004 and 2003, approximately 82% and 80%, respectively, of net sales were from customers located in the United States, while approximately 18% and 20%, respectively, were from international customers.

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

On January 3, 2003, Anicom, Inc. (“Anicom”), a former customer that is in chapter 11 bankruptcy, filed a complaint against the Company in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Complaint”). The Complaint sought to avoid and recover certain alleged preferential payments for products in the approximate amount of $1,100,000 made to the Company during the 90-day period preceding Anicom’s bankruptcy filing. Anicom and the Company reached an agreement to settle this claim in April 2004. The terms of the settlement provided that the Company pay $10,000 in full settlement of the claim and that the Company be allowed an unsecured non-priority claim against the bankrupt estate in the same amount. On April 26, 2004, the Company paid $10,000 into an escrow account pending court approval of the settlement. On June 8, 2004, the Court approved the settlement.

From time to time, the Company is involved in various other claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to risks and uncertainties that may cause actual events to differ materially from our expectations. Factors that could cause or contribute to such differences include, but are not limited to, the level of sales to key customers, including distributors; the economic conditions affecting network service providers; corporate spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber); our dependence on a single manufacturing facility; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing; our dependence on a limited number of suppliers; an adverse outcome in litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in regulatory reviews and audits and potential regulatory reviews and audits; an adverse change in laws and regulations associated with the extraterritorial income exclusion; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; economic conditions that affect the telecommunications sector, certain technology sectors or the economy as a whole; terrorist attacks or acts of war, particularly given the acts of terrorism against the United States and subsequent military responses by the United States, and any potential future military conflicts; ability to retain key personnel; the impact of changes in accounting policies, including those by the Securities and Exchange Commission and the Public Company Accounting Oversight Board; changes in market demand, exchange rates, productivity, weather or market and economic conditions in the areas of the world in which we operate and market our products, and our success in managing the risks involved in the foregoing.

We caution readers that the foregoing list of important factors is not exclusive and we incorporate by reference those factors included in current reports on Form 8-K.

Dollar amounts presented in the following discussion have been rounded to the nearest hundred thousand, unless the amounts are less than one million, in which case the amounts have been rounded to the nearest thousand.

Overview

During the third quarter of our 2004 fiscal year, we reported a 9.8% increase in net sales when compared to the third quarter of 2003. Net sales increased 5.0% for the nine months ended July 31, 2004 when compared to the same period in 2003. We reported net income of $318,000, or $0.06 per common share (basic and diluted), and $419,000, or $0.08 per common share (basic) and $0.07 per common share (diluted), for the three months and nine months ended July 31, 2004, respectively. We believe improvements in the markets in which we operate, as well as our market segment initiatives and other ongoing initiatives, have contributed to the increase in net sales in the third quarter of 2004 and the nine months ended July 31, 2004 compared to the same periods in the prior year. Additionally, we continued to report a positive cash balance in the third quarter of 2004, avoiding the need to use our credit facility for either working capital or capital expenditures.

We are a leading manufacturer of a broad range of tight buffered fiber optic cables for high bandwidth transmission of data, video and audio communications, primarily sold into the local area network and premises markets, often referred to as the enterprise market. Our fiber optic cables are well-suited for use in short to moderate distance applications, including applications in the enterprise market.

14	(Continued)

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

We sell our products internationally and domestically through our sales force to our customers, which include major distributors, regional distributors, various smaller distributors and original equipment manufacturers. International net sales were 22% and 20% of total net sales for the quarters ended July 31, 2004 and 2003, respectively. International net sales were 18% and 20% of total net sales for the nine months ended July 31, 2004 and 2003, respectively. By comparison, international net sales were 14% for the second quarter of fiscal year 2004 and 19% for both the first quarter of fiscal year 2004 and our fiscal year ended October 31, 2003. Substantially all of our international sales are denominated in U.S. dollars. Fluctuations in the percentage of international net sales from quarter to quarter and compared to the same periods in the prior year occur based on the timing of large international orders, coupled with the impact of increases or decreases in domestic sales. We currently expect international net sales as a percentage of net sales for our fiscal year ending October 31, 2004 to be relatively consistent with that of fiscal year 2003; however, fluctuations in timing or magnitude of international sales may cause our results to differ from our expectations.

Net sales consist of gross sales of products less discounts, refunds and returns. Revenue is recognized at the time of product shipment or delivery to the customer (including distributors) provided that the customer takes ownership and assumes risk of loss, based on shipping terms. During the third quarter of 2004 and 2003, respectively, 15.9% and 13.8% of our net sales were attributable to one major domestic distributor. For the nine months ended July 31, 2004 and 2003, 16.1% and 13.8%, respectively, of net sales were attributable to this distributor. This distributor accounted for 14.9% of our net sales in fiscal year 2003. Additionally, for the three months ended July 31, 2003, 10.0% of net sales were attributable to another major domestic distributor. Other than these two distributors, no single customer accounted for more than 10% of our net sales during the third quarter of fiscal years 2004 or 2003, the nine months ended July 31, 2004 or 2003 or for the fiscal year ended October 31, 2003.

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

15	(Continued)

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

Results of Operations

The following table sets forth and highlights fluctuations in selected line items from our condensed statements of operations for the periods indicated:

	Three Months Ended July 31,			Nine Months Ended July 31,
	2004	2003	Percent Change	2004	2003	Percent Change
Net sales	$11,265,000	$10,260,000	9.8%	$31,268,000	$29,765,000	5.0%
Gross profit	4,570,000	3,017,000	51.5	12,390,000	10,369,000	19.5
SG&A expenses	4,040,000	2,907,000	39.0	11,638,000	9,553,000	21.8
Net income (loss)	318,000	(71,000)	545.4	419,000	(91,000)	562.3

Three Months Ended July 31, 2004 and 2003

Net Sales

Net sales increased 9.8% to $11.3 million for the third quarter of fiscal year 2004 from $10.3 million for the same period in 2003. As expected, net sales for the third quarter of 2004 were also higher than net sales of $10.7 million for the second quarter of 2004 and net sales of $9.3 million for the first quarter of 2004 due to seasonality factors. We believe the pattern of net sales experienced during fiscal year 2003 and the first, second and third quarters of 2004 are consistent with the seasonality patterns experienced by us prior to fiscal year 2001. Specifically, net sales historically were relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year, which we believe may be partially due to the construction cycles and budgetary considerations of our customers. During fiscal year 2003, net sales increased sequentially from quarter to quarter, a pattern we believe will be repeated in fiscal year 2004. We believe our market segment initiatives and other ongoing initiatives have contributed to the sequential increase in sales in the third quarter of 2004 and compared to the same three month period in the prior year. Our forward sales order load has increased during fiscal year 2004 which is also consistent with this belief.

During the third quarter of 2004, we experienced an increase in product mix for cable containing multimode fiber (which typically has a higher relative sales price), compared to cable containing single-mode fiber (which typically has a lower relative sales price), when compared to the third quarter of 2003.

Cable containing multimode fiber is generally used for communications over shorter distances where the higher bandwidth capacity and the higher transmission equipment cost of single-mode fiber is not required. Cable containing single-mode fiber is generally used for communications over longer distances and where higher bandwidth capacity is required.

Gross Profit

Gross profit increased 51.5% to $4.6 million for the third quarter of 2004 from $3.0 million for the same period in 2003. Gross profit margin, or gross profit as a percentage of net sales, was 40.6% for the third quarter of 2004 compared to 29.4% in the third quarter of 2003. During the third quarter of 2003, gross profit margin was negatively impacted by a charge of $166,000 resulting from a change in estimate with respect to the net

16	(Continued)

realizable value of certain finished goods inventory; and a charge of $133,000 resulting from a change in estimate regarding the collectibility of a refund associated with raw material purchases. By comparison, gross profit margin for the first and second quarters of 2004 was 39.0% and 39.2%, respectively. The higher than anticipated gross profit margins during fiscal year 2004 were the result of the sale of a mix of products with higher margins during the period and the sale of inventory during the first quarter of 2004 which had previously been estimated to have a lower net realizable value compared to its manufacturing cost.

Selling, General and Administrative Expenses

SG&A expenses increased 38.9% to $4.0 million in the third quarter of 2004 from $2.9 million for the same period last year. SG&A expense as a percentage of net sales were 35.8% in the third quarter of 2004 compared to 28.3% in the third quarter of 2003. The higher percentage in third quarter of 2004 reflects the fact that SG&A expenses increased $1.1 million compared to the third quarter of 2003. By comparison, SG&A expenses in the second quarter of 2004 were $4.1 million. The largest element of the net increase in SG&A expenses during the third quarter of 2004 compared to the same period last year was compensation costs. The increase in compensation costs represented approximately 65% of the net increase. Compensation costs have increased as a result of increases in commissions as net sales have increased, increases in employee incentives targeted to improve financial results, incentives paid to the sales force associated with the Company’s market segment initiatives and new hires. Other costs that contributed to the increase in SG&A include costs associated with the expensing of restricted stock grants for both members of management and non-employee directors. As previously disclosed, during fiscal year 2004 we began using restricted stock grants as management incentives in lieu of stock options. Additionally, during 2004, in accordance with our 2004 Non-employee Directors Stock Plan approved by the shareholders at our annual meeting on March 9, 2004, we began using restricted stock grants as partial compensation for non-employee Directors as payment for Board services in lieu of cash. Generally, restricted stock grants are expensed over the vesting period of the grant, where stock options have historically not been expensed.

Shareholder Litigation Settlement Expense

We recorded a charge during fiscal year 2003 in the amount of $871,000 representing additional costs incurred in the settlement of the consolidated shareholder class action lawsuit. Of the total amount expensed, approximately $862,000 represented an increase in the fair value of the warrants to purchase 250,000 shares of our common stock at an exercise price of $4.88 per share issued in connection with the settlement of the shareholder litigation. U.S. generally accepted accounting principles required the fair value of the warrants to be adjusted at each reporting period until such time that the following two conditions were met: (i) we were irrevocably obligated to issue the warrants, and (ii) the underlying shares of common stock to be issued on exercise were registered. The second and final of these two conditions was satisfied on May 19, 2003 when the Securities and Exchange Commission, also referred to as the “SEC,” declared the registration statement for the underlying shares of common stock to be effective. The expense associated with the increase in the fair value of the warrants was a noncash item and had no impact on our net cash flow. During the third quarter of 2003, we recorded an additional $296,000 of noncash expense resulting from the variable accounting treatment of the warrants. The warrant expense portion of the shareholder litigation settlement expense was calculated using the Black-Scholes pricing model. The closing price of our common stock of $5.80 on May 19, 2003, the date the registration statement was declared effective by the SEC, was used in that calculation.

Subsequent to May 19, 2003, no further adjustment of the fair value was required. Therefore, there was no similar charge in the third quarter of 2004 and after the third quarter of fiscal year 2003 future periods’ statements of operations were not impacted by the variable accounting treatment. During the fiscal year ended October 31, 2003, the fair value of the warrants, net of issuance costs, was reclassified from an accrued liability to permanent equity in accordance with U.S. generally accepted accounting principles.

The shareholder lawsuit is described in more detail in our discussion of “Liquidity and Capital Resources.”

17	(Continued)

Other Expense, Net

Other expense, net increased to $38,000 in the third quarter of 2004 from $32,000 in the third quarter of 2003. The increase was primarily due to changes in the foreign exchange rate used to settle outstanding foreign accounts receivable during the third quarter of 2004 when compared to 2003, partially offset by an increase in interest income.

Income (Loss) Before Income Tax Expense (Benefit)

We reported income before income tax expense of $492,000 for the third quarter of fiscal year 2004 compared to a loss before income tax benefit of $218,000 for the third quarter of fiscal year 2003. This change was primarily due to an increase in gross profit of $1.6 million and the nonrecurring noncash charge recorded during the third quarter of fiscal year 2003 described further in our discussion of “Shareholder Litigation Settlement Expense,” partially offset by the increase in SG&A expenses of $1.1 million.

Income Tax Expense (Benefit)

Income tax expense totaled $174,000 for the third quarter of fiscal year 2004 compared to an income tax benefit of $147,000 for the third quarter of 2003. This change results from the fact that we had income before taxes in the third quarter of 2004 as opposed to a loss before taxes in the third quarter of 2003 and a change in our expected effective tax rate when comparing the two periods. Our effective tax rate was 35.4% in the third quarter of 2004 compared to 67.3% in the third quarter of 2003.

Fluctuations in our effective tax rates are due primarily to the amount and timing of the tax benefits related to our estimated Extraterritorial Income Exclusion, also referred to as “EIE,” which exempts from federal income taxation a portion of the net profit realized from sales outside of the United States of products manufactured inside the United States. The EIE is calculated by a complex analysis of all export sales and profits for the year. Fluctuations in the ratio of export sales and profitability to total sales and profitability create changes in the EIE.

The World Trade Organization has ruled against the United States’ EIE regime. In the ruling the World Trade Organization gave permission to the European Union to sanction tariffs on certain products manufactured in the United States if the EIE regime was not repealed by March 31, 2004. There are two bills before the United States Congress that would repeal the EIE regime. The legislation has passed both houses of the United States Congress, but will require reconciliation in Joint Committee. Depending on political factors there could be a delay in passage of the legislation until after the Presidential election in November. Currently, the legislation is not expected to be retroactive, giving taxpayers full benefit for 2003. As a result of the proposed legislation, we are uncertain as to the extent that we will be able to realize the EIE benefit in 2004 and future years.

Net Income (Loss)

Net income for the third quarter of 2004 was $318,000 compared to a net loss of $71,000 for the third quarter of 2003. This change was due primarily to the fact that we had income before income tax expense during the third quarter of 2004 compared to a loss before income tax benefit in the third quarter of 2003, partially offset by the impact of the change in the effective tax rate when comparing the two periods.

Nine Months Ended July 31, 2004 and 2003

Net Sales

Net sales increased 5.0% to $31.3 million for the nine months ended July 31, 2004 from $29.8 million for the same period in 2003. We believe the pattern of net sales experienced during the fiscal year 2003 and the first, second and third quarters of 2004 are consistent with the seasonality patterns experienced by us prior to fiscal year 2001. Specifically, net sales historically were relatively lower in the first half of each fiscal year and

18	(Continued)

relatively higher in the second half of each fiscal year, which we believe may be partially due to the construction cycles and budgetary considerations of our customers.

During the first nine months of 2004, we experienced a slight increase in product mix for cable containing single-mode fiber (which typically has a lower relative sales price), compared to cable containing multimode fiber (which typically has a higher relative sales price), when compared to the same period in 2003. At the same time we experienced an increase in our average selling price per fiber meter during the first nine months of 2004 compared to the same period in 2003.

Gross Profit

Gross profit increased 19.5% to $12.4 million for the first nine months of fiscal year 2004 from $10.4 million for the same period in 2003. Gross profit margin, or gross profit as a percentage of net sales, increased to 39.6% in the first nine months of fiscal year 2004 from 34.8% in the first nine months of 2003. The higher than anticipated gross profit margins during the first nine months of 2004 were the result of the sale of a mix of products with higher margins during the second and third quarters of fiscal year 2004 and an increase in gross profit margin during the first quarter of fiscal year 2004 primarily attributable to the sale of inventory which had previously been estimated to have a lower net realizable value compared to its manufacturing cost. The gross profit margins during the first nine months of fiscal year 2003 were also reflective of the issues identified as impacting the gross profit margin for the third quarter of 2003.

Selling, General and Administrative Expenses

SG&A expenses increased 21.8% to $11.6 million in the first nine months of 2004 from $9.6 million for the same period last year. SG&A expenses as a percentage of net sales were 37.2% in the first nine months of 2004 compared to 32.1% in the first nine months of 2003. The higher percentage in the first nine months of 2004 reflects the fact that SG&A expenses increased $2.1 million compared to the first nine months of 2003. The two largest elements of the net increase in SG&A expenses during the first nine months of 2004 compared to the same period in 2003 were compensation costs and marketing and advertising expenditures – which together represented approximately 87% of the net increase. Marketing and advertising expenses increased as a result of our efforts to increase market penetration including efforts associated with our market segment initiatives. Compensation costs have increased as a result of increases in commissions as net sales have increased, increases in employee incentives targeted to improve financial results, incentives paid to the sales force associated with the Company’s market segment initiatives and new hires. Other costs that contributed to the increase in SG&A include costs associated with the expensing of restricted stock grants for both members of management and non-employee directors. As previously disclosed, during fiscal year 2004 we began using restricted stock grants as management incentives in lieu of stock options. Additionally, during 2004, in accordance with our 2004 Non-employee Directors Stock Plan approved by the shareholders at our annual meeting on March 9, 2004, we began using restricted stock grants as partial compensation for non-employee Directors as payment for Board services in lieu of cash. Generally, restricted stock grants are expensed over the vesting period of the grant, where stock options have historically not been expensed.

Shareholder Litigation Settlement Expense

We recorded a charge during fiscal year 2003 in the amount of $871,000 representing additional costs incurred in the settlement of the consolidated shareholder class action lawsuit. Of the total amount expensed, approximately $862,000 represented an increase in the fair value of the warrants to purchase 250,000 shares of our common stock at an exercise price of $4.88 per share issued in connection with the settlement of the shareholder litigation. U.S. generally accepted accounting principles required the fair value of the warrants to be adjusted at each reporting period until such time that the following two conditions were met: (i) we were irrevocably obligated to issue the warrants, and (ii) the underlying shares of common stock to be issued on exercise were registered. The second and final of these two conditions was satisfied on May 19, 2003 when the SEC declared the registration

19	(Continued)

statement for the underlying shares of common stock to be effective. The expense associated with the increase in the fair value of the warrants was a noncash item and had no impact on our net cash flow. During the first nine months of 2003, we recorded an additional $862,000 of noncash expense resulting from the variable accounting treatment of the warrants. The warrant expense portion of the shareholder litigation settlement expense was calculated using the Black-Scholes pricing model. The closing price of our common stock of $5.80 on May 19, 2003, the date the registration statement was declared effective by the SEC, was used in that calculation.

Subsequent to May 19, 2003, no further adjustment of the fair value was required. Therefore, there was no similar charge in the first nine months of 2004 and after the third quarter of fiscal year 2003 future periods’ statements of operations were not impacted by the variable accounting treatment. During the fiscal year ended October 31, 2003, the fair value of the warrants, net of issuance costs, was reclassified from an accrued liability to permanent equity in accordance with U.S. generally accepted accounting principles.

The shareholder lawsuit is described in more detail in our discussion of “Liquidity and Capital Resources.”

Loss on Impairment of Machinery and Equipment

During the first nine months of fiscal year 2003, we recorded a loss on impairment of machinery and equipment totaling $117,000 due to an automation upgrade initiative. The impairment loss relates to certain machinery and equipment purchased throughout fiscal year 2001, not yet placed into service, that is being replaced in conjunction with an automation upgrade project. The loss is a noncash item that represents the write-off of the carrying value of the machinery and equipment anticipated to be replaced.

Other Expense, Net

Other expense, net increased to $104,000 during the nine months ended July 31, 2004 from $75,000 for the same period in 2003. The increase was primarily due to changes in the foreign exchange rate used to settle outstanding foreign accounts receivable during the first nine months of 2004 when compared to the same period in 2003, partially offset by a decrease in interest expense resulting from changes in the balance outstanding under our revolving line of credit and an increase in interest income. See also “Liquidity and Capital Resources” for further discussion of our revolving credit facility.

Income (Loss) Before Income Tax Expense (Benefit)

We reported income before income tax expense of $648,000 for the first nine months of fiscal year 2004 compared to a loss before income tax benefit of $246,000 for the same period in 2003. This change was primarily due to an increase in gross profit of $2.0 million and the two nonrecurring noncash charges recorded during the first nine months of fiscal year 2003 described further in our discussion of “Shareholder Litigation Settlement Expense” and “Loss on Impairment of Machinery and Equipment,” partially offset by the increase in SG&A expenses of $2.1 million.

Income Tax Expense (Benefit)

Income tax expense totaled $229,000 for the first nine months of fiscal year 2004 compared to an income tax benefit of $155,000 for the first nine months of 2003. This change results from the fact that we had income before taxes in the first nine months of 2004 as opposed to a loss before taxes in the first nine months of 2003 and a change in our expected effective tax rate when comparing the two periods. Our effective tax rate was 35.3% in the first nine months of 2004 compared to 63.1% for the same period in 2003.

Fluctuations in our effective tax rates are due primarily to the amount and timing of the tax benefits related to our estimated Extraterritorial Income Exclusion, also referred to as “EIE,” which exempts from federal income taxation a portion of the net profit realized from sales outside of the United States of products manufactured

20	(Continued)

inside the United States. The EIE is calculated by a complex analysis of all export sales and profits for the year. Fluctuations in the ratio of export sales and profitability to total sales and profitability create changes in the EIE.

The World Trade Organization has ruled against the United States’ EIE regime. In the ruling the World Trade Organization gave permission to the European Union to sanction tariffs on certain products manufactured in the United States if the EIE regime was not repealed by March 31, 2004. There are two bills before the United States Congress that would repeal the EIE regime. The legislation has passed both houses of the United States Congress, but will require reconciliation in Joint Committee. Depending on political factors there could be a delay in passage of the legislation until after the November election. Currently, the legislation is not expected to be retroactive, giving taxpayers full benefit for 2003. As a result of the proposed legislation, we are uncertain as to the extent that we will be able to realize the EIE benefit in 2004 and future years.

Net Income (Loss)

Net income for the first nine months of 2004 was $419,000 compared to a loss of $91,000 for the same period in 2003. This change was due primarily to the fact that we had income before income tax expense during the first nine months of 2004 compared to a loss before income tax benefit for the same period in 2003, partially offset by the impact of the change in the effective tax rate when comparing the two periods.

Financial Condition

Total assets increased $583,000, or 1.9%, to $30.8 million at July 31, 2004, from $30.2 million at October 31, 2003. This increase was primarily due to a $731,000 increase in cash and a $401,000 increase in trade accounts receivable, net, partially offset by a $241,000 decrease in income taxes refundable and a $233,000 decrease in deferred income taxes. Further detail regarding the increase in cash is provided in our discussion of “Liquidity and Capital Resources.” Accounts receivable, net, typically fluctuates with increases or decreases in sales and the timing of payments. Income taxes refundable decreased in the first nine months of 2004 as the Company received tax refunds during the period of approximately $245,000 and deferred income taxes decreased during the first nine months of 2004 as a result of timing of the reversal of deferred tax items in accordance with U.S. generally accepted accounting principles.

Total liabilities decreased $66,000, or 1.8%, to $3.5 million at July 31, 2004, from $3.6 million at October 31, 2003. This decrease was due to a $360,000 decrease in accounts payable and accrued expenses, partially offset by a $294,000 increase in accrued compensation and payroll taxes. The decrease in accounts payable and accrued expenses was largely a result of a decrease in customer deposits resulting from sales to one customer during the first nine months of 2004 and timing of purchases of raw materials. The decrease in accrued compensation was largely a result of the accrual of incentive compensation impacted by results for the first nine months of fiscal year 2004 and the accrual of severance payments to be made under a previously existing employment agreement.

Total shareholders’ equity at July 31, 2004 increased $649,000, or 2.4% in the first nine months of 2004. The increase resulted from increases in stock-based compensation totaling $210,000, proceeds from the exercise of warrants to purchase common stock totaling $20,000 and net income retained of $419,000.

Liquidity and Capital Resources

Our primary capital needs during the first nine months of 2004 have been to fund working capital requirements and capital expenditures. Our primary source of capital for these purposes has been cash provided from operations. As of July 31, 2004 and October 31, 2003, we had no outstanding balance under our bank line of credit.

Our cash totaled $3.1 million as of July 31, 2004, an increase of $731,000, compared to $2.3 million as of October 31, 2003. We maintain a sweep account arrangement with our bank, where at the end of each day all of our cash is used to paydown our outstanding note payable to the bank, if any. The increase in cash for the nine

21	(Continued)

months ended July 31, 2004, was primarily due to net cash provided by operating activities of $1.3 million partially offset by purchases of property and equipment totaling $596,000.

On July 31, 2004, we had working capital of $15.2 million compared to $14.3 million as of October 31, 2003. The ratio of current assets to current liabilities as of July 31, 2004, was 5.4 to 1, compared to 5.0 to 1 as of October 31, 2003. The increase in working capital during the first nine months of 2004 was primarily caused by a $731,000 increase in cash and a $401,000 increase in trade accounts receivable, net, partially offset by a $241,000 decrease in income taxes refundable.

Net cash provided by operating activities was $1.3 million in the first nine months of fiscal year 2004, compared to $2.5 million in the first nine months of 2003. Net cash provided by operating activities during the first nine months of 2004 primarily resulted from net income of $419,000 and certain adjustments to reconcile net income to net cash provided by operating activities, including: depreciation, amortization and accretion of $739,000, deferred income tax expense of $233,000, and stock-based compensation expense of $210,000. Additionally, a decrease in income taxes refundable of $241,000 and an increase in accrued compensation and payroll taxes of $294,000 contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by an increase in trade accounts receivable of $435,000 and a decrease in accounts payable and accrued expenses of $417,000. Net cash provided by operating activities during the nine months ended July 31, 2003 primarily resulted from certain adjustments to reconcile net loss to net cash provided by operating activities, including depreciation, amortization and accretion of $859,000, bad debt expense of $120,000, shareholder litigation settlement expense of $862,000 and loss on impairment of machinery and equipment of $117,000. Additionally, a $1.4 million decrease in inventories, partially offset by a decrease of $1.1 million in accounts payable and accrued expenses and other liabilities (including accrued compensation and payroll taxes) contributed to net cash provided by operating activities.

Net cash used in investing activities totaled $596,000 in the first nine months of fiscal year 2004, compared to $366,000 in the first nine months of fiscal year 2003. Net cash used in investing activities during the first nine months of fiscal years 2004 and 2003 resulted entirely from purchases of property and equipment. As of July 31, 2004 we had commitments to purchase machinery and equipment totaling approximately $425,000.

Net cash provided by financing activities was $20,000 in the first nine months of fiscal year 2004, compared to net cash used in financing activities of $2.9 million in the first nine months of fiscal year 2003. Net cash provided by financing activities in the first nine months of 2004 resulted entirely from proceeds received from the exercise of warrants. Net cash used in financing activities in the first nine months of 2003 was primarily the result of the repurchase of 21.3% of our outstanding shares of common stock for $2 per share plus brokerage fees, partially offset by proceeds from notes payable to our bank under our line of credit.

We have a revolving credit facility with Wachovia Bank, National Association (formerly First Union National Bank). The three-year credit facility provides up to a maximum of $25 million and is collateralized by all of our tangible and intangible assets. Borrowings under the credit facility are subject to certain coverage ratios, advance limits and qualifications that are applied to our accounts receivable, inventory and fixed assets. Our ability to access the full amount of the credit facility depends on the future growth of our borrowing base. As of July 31, 2004, we had no outstanding borrowings under the credit facility, with approximately $11.1 million unused and available.

The credit facility bears interest at one-half of one percent (0.50%) per annum above the prime rate (facility rate of 4.75% as of July 31, 2004). The facility also provides a LIBOR based rate at our option. In addition, we pay an unused line fee at a rate of one-quarter of one percent (0.25%) per annum on the unused portion, up to $13 million, of the credit facility.

We believe that our cash flow from operations and our credit facility will be adequate to fund our operations for at least the next twelve months. We anticipate being able to extend our current credit facility prior to its expiration in April of 2005.

22	(Continued)

As of July 31, 2004, we have one “take or pay” agreement to purchase raw optical fiber. This supply agreement was made in the ordinary course of business. Alternative suppliers exist that could provide this material at a similar cost in the event this supplier is unable or unwilling to perform under the contract. A second supply agreement terminated during the first nine months of fiscal year 2004 in accordance with certain terms of the agreement. See further information related to these supply agreements in our discussion of “Contractual Obligations and Commitments.”

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

On January 3, 2003, Anicom, Inc., a former customer that is in Chapter 11 bankruptcy, filed a complaint against us in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division, also referred to as the ”Complaint.” The Complaint sought to avoid and recover certain alleged preferential payments in the approximate amount of $1.1 million made to us during the 90-day period preceding Anicom’s bankruptcy filing. We reached an agreement with Anicom to settle this claim in April 2004. The terms of the settlement provided that we pay $10,000 in full settlement of the claim and that we would be allowed an unsecured non-priority claim against the bankrupt estate in the same amount. On April 26, 2004, we paid $10,000 into an escrow account pending court approval of the settlement. On June 8, 2004, the Court approved the settlement.

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

23	(Continued)

second half of the fiscal year. The pattern of net sales we experienced during fiscal year 2003 may reflect a return to the historical seasonality patterns and we believe we will see a similar pattern in fiscal year 2004.

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

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based on the financial statements and accompanying notes that have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

24	(Continued)

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

Recent Developments

As discussed in our Proxy Statement, effective as of the annual meeting of shareholders on March 9, 2004, one member of the Audit Committee did not meet the new requirements for independence under the Securities Exchange Act of 1934, as amended by the Sarbanes-Oxley Act of 2002, because this member performs consulting services for us.

25	(Continued)

As a result of this lack of independence, the member resigned from the Audit Committee as planned, effective as of the annual meeting. As a result, the Audit Committee consisted of two members, both of whom satisfied the applicable requirements for independence of the Nasdaq Stock Market and the Securities and Exchange Commission.

The Nasdaq Stock Market requires that the audit committees of Nasdaq National Market listed companies consist of at least three members. As a result, we were not in compliance with the Nasdaq Stock Market rules effective March 9, 2004. On March 5, 2004, we notified the Nasdaq Stock Market of our pending noncompliance. Nasdaq granted an extension of time to achieve compliance and on July 12, 2004, we notified Nasdaq that we had appointed a new member of the Board of Directors who also filled the vacancy on the Audit Committee.

Future Accounting Considerations

As of September 2, 2004, there are no new accounting standards issued, but not yet adopted by us, which are expected to be applicable to our financial position, operating results or financial statement disclosures.

26	(Continued)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of July 31, 2004, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	The exhibits listed on the Exhibit Index are filed as part of, and incorporated by reference into, this report.

(b)	Reports on Form 8-K filed during the three months ended July 31, 2004:

Form 8-K dated June 14, 2004 and filed June 18, 2004, furnishing under items 7 and 12 a news release announcing results of operations and financial condition for the quarter ended April 30, 2004 and furnishing the transcript of the earnings call held on June 14, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: September 10, 2004	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer (principal executive officer)

Date: September 10, 2004	/s/ Tracy G. Smith
Tracy G. Smith
Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit No.	Description
Exhibit 3.1	Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated by reference to Exhibit 1 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

Exhibit 3.2	Bylaws of Optical Cable Corporation, as amended. FILED HEREWITH.

Exhibit 4.1	Form of certificate representing Common Stock. FILED HEREWITH.

Exhibit 4.2	Rights Agreement dated as of November 2, 2001 (filed as Exhibit 4 to the Company’s Form 8-A filed with the Commission on November 5, 2001 and incorporated by reference herein).

Exhibit 4.3	Form of certificate representing preferred share purchase right (filed as Exhibit 5 to the Company’s Form 8-A filed with the Commission on November 5, 2001 and incorporated by reference herein).

Exhibit 4.4	Warrant Agreement dated as of October 24, 2002 (filed as Exhibit 4.1 to the Company’s Form S-3 filing with the Commission on February 11, 2003 and incorporated by reference herein).

Exhibit 4.5	Form of warrant certificate (filed as Exhibit 4.2 to the Company’s Form S-3 filing with the Commission on February 11, 2003 and incorporated by reference herein).

Exhibit 11.1	Statement Regarding Computation of Per Share Earnings (incorporated by reference to note 8 of the Unaudited Condensed Notes to Condensed Financial Statements contained herein).

Exhibit 31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). FILED HEREWITH.

Exhibit 31.2	Certification of the Company’s Chief Financial Officer pursuant to 13a-14(a)/15d-14(a). FILED HEREWITH.

Exhibit 32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

Exhibit 32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.