Form 10-K
period 2004-10-31
OPTICAL CABLE CORP
filed 2005-01-26
CIK 1000230

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file number
October 31, 2004	0-27022

OPTICAL CABLE CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1237042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5290 Concourse Drive, Roanoke, VA	24019
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the common shares held by non-affiliates (without admitting any person whose shares are not included in determining such value is an affiliate) was $30,487,714 based upon the closing price of these shares as reported by the Nasdaq National Market on April 30, 2004.

On January 14, 2005, the Company had outstanding 5,799,123 Common Shares. The aggregate market value of the common shares held by non-affiliates (without admitting that any person whose shares are not included in determining such value is an affiliate) was $29,358,889 based upon the closing price of these shares as reported by the OTC Nasdaq National Market on January 14, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K Report: “Election of Directors,” “Beneficial Ownership of Securities,” “Compensation of Executive Officers,” “Compensation of Directors,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “Code of Ethics,” “Executive Compensation,” “Compensation Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Performance Graph,” “Beneficial Ownership of Common Stock,” “Equity Compensation Plans Information,” “Certain Relationships and Transactions with Management,” “Independent Registered Public Accounting Firm,” and “Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Registered Public Accounting Firm.” In addition, portions of the Company’s Annual Report filed as exhibit 13.1 to this report on Form 10-K are incorporated by reference in Part II of this Form 10-K Report: “Corporate Information,” “Selected Financial Information,” “Management’s Discussion and Analysis,” “Financial Statements,” “Notes to Financial Statements,” “Report of Independent Registered Public Accounting Firm” and “Management’s Statement of Responsibility.”

OPTICAL CABLE CORPORATION

FORM 10-K

PART I

Item 1. Business.

FORWARD-LOOKING INFORMATION

This report may contain certain “forward-looking” information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to risks and uncertainties that may cause actual events to differ materially from our expectations. Factors that could cause or contribute to such differences include, but are not limited to, the level of sales to key customers, including distributors; the economic conditions affecting network service providers; corporate spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber); our dependence on a single manufacturing facility; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing; our dependence on a limited number of suppliers; an adverse outcome in litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in regulatory reviews and audits and potential regulatory reviews and audits; further adverse changes in laws and regulations associated with the extraterritorial income exclusion; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; economic conditions that affect the telecommunications sector, certain technology sectors or the economy as a whole; terrorist attacks or acts of war, particularly given the acts of terrorism against the United States and subsequent military responses by the United States, and any potential future military conflicts; ability to retain key personnel; our ability to successfully implement planned changes to our information technology systems; the impact of changes in accounting policies, including those by the Securities and Exchange Commission and the Public Company Accounting Oversight Board; our ability to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002; impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; impact of weather or natural disasters in the areas of the world in which we operate and market our products; changes in market demand, exchange rates, productivity, or market and economic conditions in the areas of the world in which we operate and market our products and our success in managing the risks involved in the foregoing.

We caution readers that the foregoing list of important factors is not exclusive and we incorporate by reference those factors included in current reports on Form 8-K.

GENERAL

Optical Cable Corporation was incorporated in the Commonwealth of Virginia in 1983. Our executive offices are located at 5290 Concourse Drive, Roanoke, Virginia 24019 and our telephone number is (540) 265-0690.

We are a leading manufacturer of a broad range of tight buffered fiber optic cables for high bandwidth transmission of data, video and audio communications, primarily sold into the local area network and premises markets, often referred to as the enterprise market. Our fiber optic cables are well-suited for use in various short- to moderate-distance applications, including applications in the enterprise market.

We pioneered the design and production of special tight buffered fiber optic cables for the most demanding military field applications in the early 1980s. At our ISO 9001:2000 registered facility in Roanoke, Virginia, we manufacture a broad range of fiber optic cables that can be used both indoors and outdoors. Our current product portfolio is built on the evolution of our fundamental technologies and designed to provide end users with significant value. Uses for our products range from commercial and campus installations to customized products for specialty applications and harsh environments, including military tactical fiber optic cables.

Our fiber optic cables are easy and economical to install, provide a high degree of reliability and offer outstanding performance characteristics. We have designed and implemented an efficient, automated manufacturing process based on our proprietary technologies. This enables us to produce high quality indoor/outdoor tight buffered fiber optic cable rapidly and cost efficiently.

INDUSTRY BACKGROUND

Demand for Bandwidth

The number of communications networks and the quantity of information transmitted over them continues to increase due to the growth of data intensive applications, such as Internet access and e-commerce, e-mail, video conferencing, multimedia file transfers, and due to the large volume of data users want to store and transmit across networks. We believe that demand for bandwidth will continue to increase over the long term.

Network service providers have focused on improving the transmission capacity, or bandwidth, and performance of their networks to keep pace with the increase in traffic. At the same time, innovations in networking equipment continue to increase the bandwidth of networks and to increase the cost efficiency of such equipment. We believe the resulting improvements and efficiencies further enable continued growth in data, video and voice communications over networks over the long term.

Deployment of Optical Networks

To meet the demand for more bandwidth and better network performance, optical networks are deployed because they provide substantially higher data transmission rates, significantly increased bandwidth and improved reliability. Compared to copper wire, optical fiber can have thousands of times the information carrying capacity, occupies much less space and operates more reliably over greater distances. Optical fiber is immune to the electromagnetic interference that causes static in copper wire transmission, as well as to electrical surges. Optical fiber is also a safer choice in environments where flammability is an issue because it does not carry electricity. In addition, communications over optical fiber networks are more secure than communications over copper wire networks because tapping into fiber optic cable without detection is difficult.

Optical networks are comprised of a variety of networking equipment and components required to transmit, process, change, amplify and receive light that carries data, video and voice communications over fiber optic cables from one location to another. Optical networks were originally deployed only to serve the needs of large network service providers to carry communications traffic over long distances between cities and across continents. But, as improvements in performance and reductions in the cost of optical networking equipment occurred, optical networks expanded to other applications, including short- to moderate-distance applications such as enterprise networks.

As demand for bandwidth continues to grow, we believe optical networks will continue to move closer to the end user, generating additional demand for fiber optic cabling infrastructure in the short- to moderate-distance markets, including the enterprise market.

Optical fiber is deployed in four primary types of communications networks: enterprise, access, metropolitan and long-haul.

Enterprise Networks. Enterprise networks, including local area networks or LANs, are communications systems used to transport data, video and voice communications within organizations such as, for example, offices, government agencies, educational institutions, factories, mines and data centers. Enterprise networks connect computer users within an organization and allow users to share computer resources and data. As demand for bandwidth has increased, enterprise networks have increasingly utilized fiber optic technology. Some organizations have expanded their use of fiber optics, others are new adopters converting from copper to optical fiber for their network requirements. Optical fiber was first deployed in the major data routes or backbones of enterprise networks and is increasingly deployed in other parts of enterprise networks to support increased data traffic and high performance applications.

Access Networks. Access networks are communications systems that connect metropolitan networks to end users such as businesses, residences and governmental agencies. Historically, access networks have been built using copper wire systems due to significant cost advantages over competing technologies, including fiber optic networks. However, copper wire systems are becoming increasingly insufficient to meet end users’ demand for new services that require high bandwidth and fast transmission speeds. Therefore, fiber optic technology is being increasingly deployed in access networks.

Metropolitan Networks. Metropolitan networks are communications systems used to transport data, video and voice communications between major distribution points in metropolitan areas. These networks connect long-haul networks to access networks. They are generally rings of optical fiber that circle metropolitan areas, with branches of optical fiber that transmit information from the ring to co-location centers or other major distribution points located throughout the metropolitan area. These major distribution points are connected to access networks which in turn connect end users to a communications network.

Long-haul Networks. Long-haul networks are long distance, inter-continental and inter-city communications systems that typically employ high fiber count fiber optic cables and advanced fiber optic networking equipment for the purpose of transmitting large quantities of data, video and voice communications over long distances.

Fiber Optic Cables

Optical fiber is generally processed into fiber optic cables before being installed in a fiber optic network. Fiber optic cables serve several purposes. Fiber optic cable aggregates multiple strands of optical fiber into a single, easy to handle package and protects the optical fiber from damage during installation and from damage that can be caused by a wide variety of environmental factors after installation. A typical fiber optic cable begins with one or more optical fibers that are each coated with a very thin layer of plastic material called a buffer. Groups of buffered optical fibers are further protected by secondary buffers or grouped into plastic tubes that are stranded together with aramid yarns, such as Kevlar™, which protect the optical fibers from damage that can occur when the fiber optic cable is pulled and stretched during installation. This combination of elements is then covered with one or more layers of plastic or steel that serve as a protective outer jacket, to make a fiber optic cable.

Fiber optic cable designs can be grouped into two primary categories: loose tube and tight buffered. Ribbon fiber and blown fiber are other categories of fiber optic cable design that are not discussed here.

Loose Tube Fiber Optic Cable. A typical “outside plant” loose tube fiber optic cable consists of optical fibers that have a thin primary buffer coating and are grouped into one or more thin, rigid tubes that are flooded with gel to provide moisture protection to the optical fiber. The tubes are stranded around a strength element, such as a central strand of fiberglass or steel. This combination of elements is again flooded with gel and covered with one or more layers of plastic or steel that serve as a protective outer jacket, forming a loose tube fiber optic cable. A single cable often contains many optical fibers, with groups of optical fibers contained in the individual tubes within the fiber optic cable. This type of fiber optic cable is relatively stiff and is primarily used for long, relatively straight outdoor runs, such as in long-haul, metropolitan and access networks. One major drawback to the typical design of loose tube fiber optic cable is that it is difficult to terminate. Termination is the point where the optical fiber is either connected to another optical fiber or to communications equipment. Termination of a loose tube fiber optic cable requires extensive cleaning of the gel filling and preparation of the fiber ends. This is a messy, time consuming and expensive process, which translates into higher installation costs. Additionally, the individual fibers are less mechanically protected, particularly at the point of termination, making them more difficult to field terminate. As a result, we believe traditional loose tube fiber optic cables are generally less suitable for shorter distance applications and for applications that have a large number of termination points. Furthermore, most outside plant loose tube fiber optic cables are not suited for indoor use because they are flammable.

In addition to the typical outside plant loose tube fiber optical cable design, certain manufacturers are offering loose tube designs with dry-gel or no-gel construction. Certain of these cables are designed to be used indoors, or both indoors and outdoors. The advantage of using such loose tube designs is a lower cost per cabled fiber meter. However, we believe that such cables are not as rugged as the cable constructions we offer and that termination and installation is not as convenient as with a tight buffered cable construction. The individual fibers are not as well protected mechanically and therefore can be subject to more stress during the cable installation, particularly around tight corners, and at the point of termination.

Tight buffered Fiber Optic Cable. Tight buffered fiber optic cable consists of optical fibers that have a primary buffer coating and an additional, heavier secondary tight buffered coating that is placed on each individual optical fiber for added protection. This combined buffer coating is typically six times thicker than the buffer used in loose tube fiber optic cables, providing much greater mechanical and environmental protection for each individual optical fiber. To form the fiber optic cable, groups of buffered optical fibers are combined with aramid yarn and sometimes other strength elements and covered with an outer protective jacket. Certain tight buffered fiber optic cable designs are specifically for indoor use only. Since indoor use only tight buffered fiber optic cables are not designed for outdoor installation, there is no need for gel or other fillings to protect against moisture. Tight buffered fiber optic cables address many of the shortfalls presented by loose tube cable. We believe they are easier and faster to terminate because, without the messy gel of some loose tube cables, tight buffered cables require no cleaning and little preparation. However, due to the amount of buffer material used in tight buffered fiber optic cable, these cables can be too costly for high fiber count long-haul, metropolitan and access network applications. Furthermore, standard indoor tight buffered fiber optic cable is not designed to withstand the additional environmental challenges presented by outdoor use.

In addition to indoor only tight buffered fiber optic cable designs, there are also tight buffered fiber optic cables designed to be used both indoor and outdoors. In many fiber optic cable installations, loose tube fiber optic cables are terminated at building entrances and spliced to standard indoor tight buffered fiber optic cable, which is run indoors. We believe this installation method is not optimal due to the considerable time and expense associated with these multiple terminations and the potential for ongoing fiber failures and optical signal loss at the termination points. We pioneered the use of indoor/outdoor tight buffered fiber optic cables to alleviate these issues. Indoor/outdoor tight buffered fiber optic cable enjoys all of the benefits of standard tight buffered fiber optic cable, but its design, fabrication techniques and materials enable it to survive the range of conditions presented by outdoor installations. These same characteristics can make indoor/outdoor tight buffered cable more rugged and survivable even in indoor only installations where, for example, there can be long pulling distances through conduits with a variety of bends and corners. Additional outdoor environmental challenges might include exposure to moisture, ultra-violet radiation and a variety of microorganisms, animals and insects.

Indoor/outdoor tight buffered fiber optic cable can be run directly into buildings without the need for costly and time-consuming transitions from loose tube fiber optic cable at building entrances. As a result, we believe indoor/outdoor tight buffered fiber optic cable is ideal for use in various short- and moderate-distance applications which require a strong, flexible cable and have numerous termination points, such as installations at universities, corporate campuses, industrial and office complexes, and in a variety of other applications where multiple buildings are interconnected. We believe that the market for indoor/outdoor tight buffered fiber optic cable will grow as fiber optic technology is increasingly deployed in enterprise networks and certain access networks.

Markets

Historically, a significant portion of optical fiber has been installed in long-haul and metropolitan networks. However, optical fiber continues to move closer to end users. We believe that over the long term the access and enterprise networks will experience growth as a result of several factors. Among those factors are the increasing demand for bandwidth by commercial and residential end users, improvements in information transmission technologies and significant cost reductions in optical networking equipment and components.

Generally, fiber optic cables for long-haul, metropolitan and access networks have similar design characteristics that have historically constituted the vast majority of fiber optic cable volumes sold, representing approximately 90% to 95% of the total industry cabled optical fiber volume. Fiber optic cables specifically designed for the enterprise market have historically constituted approximately 5% to 10% of the total industry cabled optical fiber volume sold.

Until 2001, fiber optic cables generally used in long-haul, metropolitan and access networks experienced strong growth as network providers sought to improve network infrastructure to support increased demand, and anticipated future demand, for new services and greater traffic volumes. Volumes of fiber optic cable produced for these market segments dropped precipitously after the market down turn in 2001 that decimated the telecommunications industry and the market for fiber optic cables sold into the long-haul, metropolitian and access markets. Although not as dramatic, this down turn also significantly adversely affected fiber optic cable products sold into the enterprise market.

In recent months, we have seen fiber optic cable types used in the long-haul, metropolitan and access markets show growth due to fiber-to-the-home and fiber-to-the-premises initiatives by certain telecommunication companies, like Verizon and SBC. However, demand for long-haul fiber optic cables remains significantly lower than the demand prior to 2001. While we believe these initiatives can and will increase demand for fiber optic cable in the enterprise market over the long term, the impact tends to not be directly proportional.

Also, we have seen signs during the past year that the short- to moderate-distance fiber optic cable market is beginning to recover.

OUR SOLUTION

Focus on Indoor/Outdoor Tight Buffered Cable

We manufacture and market a broad range of tight buffered fiber optic cables, including indoor/outdoor tight buffered fiber optic cables for use in a variety of short- to moderate-distance applications. Additionally, we believe we offer some of the most rugged and survivable fiber optic cables available, making our products particularly well-suited for the most demanding environments.

Fiber optic cables used for short- to moderate-distance applications may be subjected to many different stress environments. For example, fiber optic cables used in industrial, petrochemical and mining installations tend to be subjected to harsher environments that create stress on fiber optic cables used in those networks. Additionally, cables installed inside buildings may be routed through cable trays, floor ducts, conduits and walls and may encounter sharp corners or edges. They may be pulled without lubricant, resulting in higher pull tensions, and stressed to the breaking point if care is not used. In the outdoor and underground environments, cables are often subjected to moisture, ultra-violet radiation and long pulling distances through conduits with a variety of bends and corners, resulting in high pulling tensions. These conditions can be aggravated if installers are not adequately trained in the installation of fiber optic cable.

We recognized that the stresses on fiber optic cables used in particularly harsh environments and, for many applications, the stresses on fiber optic cables during installation, are similar to those in the military tactical environment, for which our technology was initially developed. We applied this technology to develop a broad range of commercial products serving a market that we believe could not be adequately served by other types of fiber optic cable, including loose-tube gel-filled cable or indoor only tight buffered fiber optic cable.

We believe that our indoor/outdoor tight buffered cables in particular are well-suited for installations in harsher environments, such as those that exist in mining, petrochemical and industrial applications.

We also believe our indoor/outdoor tight buffered fiber optic cables provide significant advantages to distributors, installers, systems integrators and most importantly, end users. We believe installers and systems integrators find that the features and benefits of our fiber optic cables can significantly reduce installation costs by eliminating the need to transition from outdoor fiber optic cable to indoor fiber optic cable at a building entrance. Additionally, our products can enhance network reliability by eliminating splices and reducing potential stress on optical fibers that could lead to breakage. We believe the simplified installation, lower cost and enhanced reliability of our products are valued by the end user because a long lasting, trouble-free fiber optic cable minimizes down time and maximizes system availability.

Technological Advantages

As a result of our experience developing tight buffered fiber optic cables, in particular to meet the stringent requirements for military and other harsh environment applications, we believe we have a unique technology base and the fiber optic cable designs that provide significant advantages in addressing the various parts of the enterprise market. We have developed considerable expertise in fiber optic cable design, manufacturing and production processes that enable us to produce high performance fiber optic cables cost effectively. We believe these capabilities allow us to differentiate our products from our competitors and to focus on the value of the features and benefits our products provide to end users rather than competing on price.

We have designed and developed proprietary manufacturing software and systems that we believe provide us with manufacturing flexibility to respond to customer requests for unique products and allow us to produce high-quality fiber optic cables cost effectively.

We expect to continue to make the investments in equipment and personnel we believe appropriate to assemble and maintain the critical mass necessary to support future sales growth and the creation of long term shareholder value.

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

Broad Product Offering

We manufacture a broad, state-of-the-art line of tight buffered fiber optic cables. We produce what we believe to be the industry’s widest array of indoor/outdoor tight buffered fiber optic cables with features and performance characteristics to address the needs of the enterprise market in particular, and to a lesser extent other markets. Our fiber optic cables range from small single fiber cables for patch cords to large high fiber count fiber optic cables for major network trunks and from fiber optic cables used in computer facilities and datacenters to those used in underground installations. We also offer aerial self-supporting fiber optic cables for easy installation on pole lines, military tactical fiber optic cables, and specialty fiber optic cables for special applications, including, for example, in the industrial, petrochemical and mining markets. This wide range of products makes us an attractive source for customers with unique as well as standard fiber optic cable requirements.

Our Strategy

Our objective is to build upon our position as a leading U.S. manufacturer and supplier of fiber optic cables for the enterprise market to grow our tight buffered fiber optic cable business and to pursue opportunities for new products and strategic relationships that complement our existing product offering, as appropriate. We target specific market segments within the enterprise market for which our product lines are particularly well suited, including, for example, industrial, petrochemical, mining and military markets, as well as opportunities for other short- to moderate-distance applications. We intend to continue to sell our fiber optic cables based on the features and benefits of our products and the added value those features and benefits provide the end user, rather than on price. Additionally, a key component to our strategy is providing exceptional customer service.

PRODUCTS

We manufacture and market a broad array of fiber optic cables that provide high bandwidth transmission of data, video and voice communications over short- to moderate-distances. Our product line is diverse and versatile, in keeping with evolving application needs of customers within our markets. Our tight buffered fiber optic cables address the needs of the enterprise market in particular, and to a lesser extent the access market.

The following summarizes the major construction types of fiber optic cables we produce and their attributes; however, we produce many other types of fiber optic cables as well:

A-Series Assembly Fiber Optic Cables. Our A-Series fiber optic cables contain one or two optical fiber units. A-Series fiber optic cables contain tight buffered optical fibers which are surrounded by a layer of aramid yarn strength members to prevent the optical fiber from being stretched if there is tension on the fiber optic cable. A flexible and resilient thermoplastic outer jacket is then applied to further strengthen and protect the optical fiber. These fiber optic cables are used for jumpers, which are short length patch cords, and for pigtails, which are short lengths of fiber optic cable with a connector on one end. Various outer jacket materials are offered to provide flammability ratings and handling characteristics tailored to customers’ needs. These fiber optic cables are sometimes privately labeled and often sold to original equipment manufacturers that produce the fiber optic cable assemblies.

B-Series Breakout Fiber Optic Cables. Our B-Series fiber optic cables consist of a number of subcables, each consisting of a single optical fiber, aramid yarn strength members and a subcable jacket. These subcables are generally tightbound in a pressure extruded, high performance Core-Locked™ outer jacket to form the finished multifiber fiber optic cables. Like the A-Series fiber optic cables, the subcables are intended to be terminated directly with connectors. This direct termination feature makes this fiber optic cable type particularly well suited for shorter distance installations, where there are many terminations and termination costs are more significant. The materials and construction of the fiber optic cable permit its use both indoors and outdoors. These features make the fiber optic cables cost effective for use in campus and industrial complex installations and between and within buildings since there is no need to splice outdoor fiber optic cables to indoor fiber optic cables at the building entrance.

D-Series Distribution Fiber Optic Cables. Our D-Series fiber optic cables are made with the same tight buffered optical fiber as the B-Series fiber optic cables and with a high performance outer jacket. Unlike the B-Series fiber optic cables, each tight buffered optical fiber in a D-Series fiber optic cable is not covered with a separate subcable jacket, giving the D-Series cables a smaller and more lightweight configuration. Our D-Series fiber optic cables also are available with a Core-Locked™ jacket. However, the tight buffered optical fiber and high performance outer jacket make D-Series fiber optic cables rugged and survivable. D-Series fiber optic cables are intended for longer distance applications, where termination considerations are less important and often traded off for size, weight and cost. They also can be armored for additional protection for use in buried and overhead installations. The high strength to weight ratio of these fiber optic cables makes them well suited for installations where long lengths of fiber optic cables must be pulled through duct systems. D-Series fiber optic cables are used in relatively longer length segments of installations, such as trunking, LAN and distribution applications, optical fiber in the loop, optical fiber to the curb and drop cables.

G-Series Subgrouping Fiber Optic Cables. Our G-Series fiber optic cables combine a number of multifiber subcables, each similar to a D-Series fiber optic cable. Each multifiber subcable generally is tightbound with an elastomeric jacket, providing excellent mechanical and environmental performance. These subcables are contained in a pressure extruded, high performance Core-Locked™ outer jacket to form the finished fiber optic cable. This design permits the construction of very high fiber count fiber optic cables. These fiber optic cables may be used where groups of optical fibers are routed to different locations.

Other Fiber Optic Cable Types. We produce many variations on the basic fiber optic cable styles discussed above for more specialized installations, as well as various hybrid cables. For outdoor applications, we can armor both the B-Series and D-Series fiber optic cables with corrugated steel tape for further protection in underground or overhead installations. For overhead installations on utility poles, we offer several self-supporting versions of the D-Series fiber optic cables, with higher performance outer jackets, as well as M-Series aerial messenger cables which include a stainless steel or galvanized steel, self-supporting messengered construction. Our fiber optic cables are available in several flammability ratings, including plenum for use in moving air spaces in buildings, and riser for less critical flame-retardant requirements. Zero halogen versions of the B-Series and D-Series fiber optic cables are available for use in enclosed spaces where there is concern over release of toxic gases during fire. We offer composite fiber optic cables combining optical fiber and copper wires to facilitate the transition from copper wire to optical fiber-based systems without further installation of fiber optic cables. We produce a line of security cables which include copper power feeds in the cable with the optical fiber. These cables are particularly well suited for surveillance camera operation. We produce cables with interlocking armor. We also offer specialty fiber optic cables, including military tactical, industrial and mining fiber optic cables.

CUSTOMERS

We have a global customer base, selling in approximately 50 countries in fiscal year 2004. Our customers include distributors, original equipment manufacturers, system integrators, electrical contractors, value added resellers and end users. The following is a list of representative types of end users of our fiber optic cables:

•	Commercial Institutions. Businesses located in offices, retail space, medical facilities, to name a few, are installing or improving networks to distribute increasing volumes of data among workstations. Businesses are using fiber optic backbones to cable their enterprise networks to meet these needs and increasingly are using fiber optic cable in other parts of their networks.

•	Government Agencies. Government agencies tend to have large buildings or complexes, many people, and the need to access and process large quantities of data. Like commercial institutions, these routinely include high performance LANs with fiber optic segments. Security also may be desired, and therefore, optical fiber to the desk or workstation may be implemented.

•	Industrial and Manufacturing Facilities. Industrial and manufacturing facilities typically have a more severe environment (often with heavy electrical equipment) than other types of businesses. Fiber optic cable in this environment offers immunity to electrical noise, ruggedness, high information carrying capacity and greater distance capability. Our products are installed in automotive assembly plants, steel plants, chemical and drug facilities, petrochemical facilities and petroleum refineries, mines and other similar environments.

•	Original Equipment Manufacturers. Original equipment manufacturers typically manufacture fiber optic cable assemblies, which are short lengths of fiber optic cable pre-terminated with connectors. Supporting virtually all segments of the market, these manufacturers consume large quantities of fiber optic cables, which can be privately labeled.

•	Military. Our core technologies enable us to develop and efficiently produce fiber optic cables for military tactical applications that survive extreme mechanical and environmental conditions.

•	Educational Institutions. Colleges, universities, high schools and grade schools are installing and improving their networks for higher data transmission speeds. As interactive learning systems require increased transmission speeds, optical fiber becomes a logical medium.

Our extensive technology base and versatile manufacturing processes enable us to respond quickly to diverse customer needs.

SALES AND MARKETING

We used a combination of employee sales staff, dedicated sales representatives, multi-line sales representatives and distributors to serve and attract customers both domestically and in approximately 50 countries during fiscal year 2004. We believe it is important to maintain customer diversity in order to avoid dependence on any particular segment of the economy or area of the world. Our international net sales in fiscal years 2004, 2003 and 2002 were 19%, 19% and 23% of our net sales. International sales are made primarily through foreign distributors, system integrators and value-added resellers. (See Note 9 to the “Notes to Financial Statements” in our Annual Report for the fiscal year ended October 31, 2004, filed as Exhibit 13.1 to this report on Form 10-K.)

The decision to purchase our products may be made by end users, distributors, electrical contractors, system integrators, or specialized installers and influenced by architects, engineers and consultants. We advertise in fiber optic trade journals and other communications magazines and participate in various domestic and international trade shows attended by customers and prospective customers.

MANUFACTURING AND SUPPLIERS

We have developed considerable expertise in fiber optic cable design, manufacturing and production processes that enable us to produce high performance fiber optic cables cost effectively. Our proprietary manufacturing software provides us with automated manufacturing capabilities which enable us to rapidly respond to customer requests for additional or unique products. Many of our important technological advances result from our ability to modify and refine our production processes.

Our manufacturing operations consist of applying a variety of raw plastic materials to optical fibers. The key raw material in the manufacture of our products is optical fiber, which we purchase from a number of manufacturers. We work closely with our vendors to ensure a continuous supply. We have two sources for aramid yarns and various suppliers of our various plastic coating materials.

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

COMPETITION

The market for fiber optic cable is highly competitive. The leading producers of fiber optic cables in the United States primarily supply loose tube fiber optic cables for outside plant installations (which historically is by far the largest market segment of fiber optic cables), but they also produce tight buffered fiber optic cables. In the short- to moderate-distance market for tight buffered fiber optic cables, we primarily compete with Corning Cabling Systems, Berk-Tek, CommScope, General Cable, Hitachi, Mohawk/CDT (a division of Belden/CDT), and Superior Essex.

Many of our competitors offer a broader range of products, including copper cables and connectivity. In some instances, this broader offering may provide our competitors with an advantage when a customer requires a more complete solution and would like to purchase from a single source. Additionally, some of our competitors worldwide produce optical fiber, a raw material used in our products.

Fiber optic cable competes with copper wire cable on the basis of cost and performance tradeoffs. The cost of the electro-optical interfaces required for the fiber optic networks and higher speed electronics generally associated with high performance fiber optic networks can make them less desirable for use in applications where the advantages of fiber optic cables are not required.

Fiber optic cable also competes with other alternative transmission media, including wireless and satellite communications. While employing a wireless system does reduce the volume, some fiber optic cable may be needed in that system. We believe that wireless systems tend to drive additional fiber optic cable demand since fiber can be deployed to the wireless node. Additionally, fiber optic cables compete favorably against wireless alternatives where higher transmission speeds or bandwidth are required, or where security of data is a primary concern.

We believe that we compete successfully against our competitors on the basis of:

•	breadth of fiber optic cable products and the features and benefits of our fiber optic cable products;

•	quality;

•	ability to meet unusual delivery requirements and schedules;

•	technical support; and

•	customer service.

Maintaining these competitive advantages requires investment in equipment, human resources, product development and sales and marketing. There can be no assurance that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to maintain our competitive position. An increase in competition could have a material adverse effect on our business and operating results because of price reductions and loss of market share. We expect competition to increase as existing competitors expand their market presence and continue to expand their product lines. Additionally, we could see additional competition if new competitors emerge, particularly from countries with historically lower manufacturing costs.

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

EMPLOYEES

As of October 31, 2004, we employed a total of 182 persons. None of our employees is represented by a labor union. We have experienced no work stoppages and we believe our employee relations are good.

Item 2. Properties.

Our principal administration, marketing, manufacturing, and product development facilities are situated on approximately 23 acres of land owned by us that is adjacent to the Roanoke, Virginia airport and major trucking company facilities. Our facilities are housed in an approximately 146,000 square foot building on this property. We own this building. We also lease a 385 square foot sales office in Fort Wayne, Indiana. We believe that we are currently operating at approximately 60% of our production equipment capacity. Additional personnel would need to be hired and trained to utilize our excess production equipment capacity. We can provide no assurance as to the time required to complete the process of hiring and training personnel necessary to utilize our excess capacity.

Item 3. Legal Proceedings.

On January 13, 2004, we made a payment totaling $175,000 representing the final amounts required to be paid to settle a lawsuit filed September 27, 2000. The lawsuit was filed by the Equal Employment Opportunity Commission, and has been described in detail in our prior filings with the Securities and Exchange Commission.

On April 26, 2004, we paid $10,000 in full settlement of a complaint filed against us by a former customer that is in bankruptcy. The complaint sought to avoid and recover certain alleged preferential payments in the approximate amount of $1.1 million. This complaint is described in further detail in Note 14 to the “Notes to Financial Statements” in our Annual Report for the fiscal year ended October 31, 2004, filed as Exhibit 13.1 to this report on Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended October 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
1996 Stock Incentive Plan	487,529 shares	$13.65	191,265 shares
2004 Non-employee Directors Plan	6,000 shares	—	244,000 shares

Total for approved plans	493,529 shares	$13.48	435,265 shares
Equity compensation plans not approved by security holders	3,123 shares	$7.12	—

Total for all plans	496,652 shares	$13.44	435,265 shares

The term “shares” in the table above means our common shares.

During 2002 our Board of Directors approved grants of stock options to purchase a total of 3,123 shares of our common stock at an exercise price of $7.12 per share, the closing price at the date of the grant. These grants were not submitted to a vote of the shareholders. These grants were made to non-employee members of the Board of Directors who had not served as an executive officer during the past year as partial compensation for service by non-employee directors. Non-employee members of the Board of Directors abstained from the vote approving the grants. These options vested monthly over one year. The per share estimated fair value of stock options granted to these outside members of the Board of Directors was $6.87 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no expected cash dividend yield, risk-free interest rate of 5.34%, expected volatility of 133.6% and an expected life of 9 years.

The information pertaining to shareholders beneficially owning more than five percent of the Company’s common stock and the security ownership of management, which is set forth under the caption “Beneficial Ownership of Common Stock” in the Proxy Statement for the 2005 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information contained under the caption “Corporate Information” of our Annual Report for the fiscal year ended October 31, 2004, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 6. Selected Financial Data.

The information contained under the caption “Selected Financial Information” of our Annual Report for the fiscal year ended October 31, 2004, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained under the caption “Management’s Discussion and Analysis” of our Annual Report for the fiscal year ended October 31, 2004, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of October 31, 2004, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 8. Financial Statements and Supplementary Data.

The information contained under the captions “Financial Statements,” “Notes to Financial Statements,” “Report of Independent Registered Public Accounting Firm” and “Management’s Statement of Responsibility” of our Annual Report for the fiscal year ended October 31, 2004, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and that there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Since that evaluation process was completed, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

PART III

Item 10. Directors and Executive Officers of the Registrant.

For information with respect to the Directors of the registrant, see “Election of Directors” in the Proxy Statement for the 2005 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

For information with respect to the executive officers and significant employees of the registrant, see “Executive Officers” in the Proxy Statement for the 2005 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

The information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, which is set forth under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement for the 2005 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning the Company’s code of ethics that applies to the Company’s principal executive officer, the Company’s principal financial officer and the Company’s controller required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Code of Ethics.”

Item 11. Executive Compensation.

The information set forth under the captions “Executive Compensation,” “Compensation Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Performance Graph” in the Proxy Statement for the 2005 Annual Meeting of Shareholders of the Company is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information pertaining to shareholders beneficially owning more than five percent of the Company’s common stock and the security ownership of management, which is set forth under the caption “Beneficial Ownership of Common Stock” in the Proxy Statement for the 2005 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning securities authorized for issuance under equity compensation plans required by this Item pursuant to Item 201(d) of Regulation S-K is incorporated by reference to the Company’s Proxy Statement under the heading “Equity Compensation Plans Information.”

Item 13. Certain Relationships and Related Transactions.

The information with respect to certain transactions with management of the Company, which is set forth under the caption “Certain Relationships and Transactions with Management” in the Proxy Statement for the 2005 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information with respect to certain principal accountant fees and services, which is set forth under the caption “Independent Registered Public Accounting Firm” in the Proxy Statement for the 2005 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning pre-approval policies for audit and non-audit services required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	List of documents filed as part of this report:

1.	Financial statements: The Company’s financial statements and related information are hereby incorporated by reference to pages 20 to 40 of the Company’s Annual Report filed as Exhibit 13.1 to this Form 10-K.

2.	Financial statement schedules: All schedules are omitted, as the required information is inapplicable or the information is presented in financial statements or related notes thereto.

3.	Exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K are as follows

Exhibit No.	Description
3.1	Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated herein by reference to Exhibit 1 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

3.2	Bylaws of Optical Cable Corporation, as amended ( incorporated herein by reference to exhibit 3.2 to our Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.1	Form of certificate representing Common Stock (incorporated herein by reference to exhibit 4.1 to our Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.2	Rights Agreement dated as of November 2, 2001 (incorporated herein by reference to Exhibit 4 to our Form 8-A filed with the Commission on November 5, 2001).

4.3	Form of certificate representing preferred share purchase right (incorporated herein by reference to Exhibit 5 to our Form 8-A filed with the Commission on November 5, 2001).

4.4	Warrant Agreement dated as of October 24, 2002 (incorporated herein by reference to Exhibit 4.1 to our Form S-3 filing with the Commission on February 11, 2003).

4.5	Form of warrant certificate (incorporated by reference to Exhibit 4.2 to our Form S-3 filing with the Commission on February 11, 2003).

10.1*	Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated by reference to exhibit 10.1 to our Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.2*	Employment Agreement dated December 10, 2004 by and between Optical Cable Corporation and Tracy G. Smith (incorporated by reference to exhibit 10.1 to our Form 8-K dated January 24, 2005 (file number 0-27022)).

10.3*	Employment Agreement by and between Optical Cable Corporation and Luke J. Huybrechts, effective November 1, 2002, (incorporated by reference to exhibit 10.2 to our Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.4*	Employment Agreement dated January 2, 2003 by and between Optical Cable Corporation and Charles W. Carson (incorporated by reference to exhibit 10.3 to our Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.5*	Optical Cable Corporation Employee Stock Purchase Plan (incorporated by reference to exhibit 10.9 to our Quarterly Report on Form 10-Q for the period ended July 31, 1998 (file number 0-27022)).

10.6*	Optical Cable Corporation 1996 Stock Incentive Plan (incorporated by reference to exhibit 28.1 to our Registration Statement on Form S-8 No. 333-09733).

10.7*	Optical Cable Corporation 2004 Non-Employee Stock Plan (incorporated by reference to exhibit D to our definitive proxy statement on Form 14A filed February 12, 2004).

10.8*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan. (incorporated by reference to exhibit 10.2 of our Form 8-K filed January 24, 2005).

10.9*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan. (incorporated by reference to exhibit 10.3 of our Form 8-K filed January 24, 2005).

10.10*	Form of award agreement under the Optical Cable Corporation 2004 Non-Employee Directors Stock Plan. FILED HEREWITH.

11.1	Statement Regarding Computation of Per Share Earnings (incorporated by reference to note 12 of the Notes to Financial Statements contained herein).

13.1	Annual Report. FILED HEREWITH.

23.1	Consent of Independent Registered Public Accounting Firm. FILED HEREWITH.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.

(b)	Reports on Form 8-K:

There was one report on Form 8-K filed by the Company during the fourth quarter of fiscal year 2004:

Form 8-K dated as of September 8, 2004, filed September 14, 2004, reporting under Items 2.02 and 9.01.

Financial statements included in this report on Form 8-K are the following:

(1)	Unaudited Condensed Statements of Operations for the three months ended July 31, 2004 and 2003 and for the nine months ended July 31, 2004 and 2003.

(2)	Unaudited Condensed Balance Sheets as of July 31, 2004 and October 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTICAL CABLE CORPORATION

Date: January 26, 2005	By:	/s/ NEIL D. WILKIN, JR.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: January 26, 2005	By:	/s/ TRACY G. SMITH
Tracy G. Smith
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of January 26, 2005.

Date: January 26, 2005	/s/ NEIL D. WILKIN, JR.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: January 26, 2005	/s/ LUKE J. HUYBRECHTS
Luke J. Huybrechts
Senior Vice President of Operations and Director

Date: January 26, 2005	/s/ RANDALL H. FRAZIER
Randall H. Frazier
Director

Date: January 26, 2005	/s/ JOHN M. HOLLAND
John M. Holland
Director

Date: January 26, 2005	/s/ CRAIG H. WEBER
Craig H. Weber
Director

Date: January 26, 2005	/s/ JOHN B. WILLIAMSON, III
John B. Williamson, III
Director

Exhibit Index

Exhibit No.	Description
3.1	Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated herein by reference to Exhibit 1 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

3.2	Bylaws of Optical Cable Corporation, as amended ( incorporated herein by reference to exhibit 3.2 to our Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.1	Form of certificate representing Common Stock (incorporated herein by reference to exhibit 4.1 to our Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.2	Rights Agreement dated as of November 2, 2001 (incorporated herein by reference to Exhibit 4 to our Form 8-A filed with the Commission on November 5, 2001).

4.3	Form of certificate representing preferred share purchase right (incorporated herein by reference to Exhibit 5 to our Form 8-A filed with the Commission on November 5, 2001).

4.4	Warrant Agreement dated as of October 24, 2002 (incorporated herein by reference to Exhibit 4.1 to our Form S-3 filing with the Commission on February 11, 2003).

4.5	Form of warrant certificate (incorporated by reference to Exhibit 4.2 to our Form S-3 filing with the Commission on February 11, 2003).

10.1*	Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated by reference to exhibit 10.1 to our Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.2*	Employment Agreement dated December 10, 2004 by and between Optical Cable Corporation and Tracy G. Smith (incorporated by reference to exhibit 10.1 to our Form 8-K dated January 24, 2005 (file number 0-27022)).

10.3*	Employment Agreement by and between Optical Cable Corporation and Luke J. Huybrechts, effective November 1, 2002, (incorporated by reference to exhibit 10.2 to our Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.4*	Employment Agreement dated January 2, 2003 by and between Optical Cable Corporation and Charles W. Carson (incorporated by reference to exhibit 10.3 to our Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.5*	Optical Cable Corporation Employee Stock Purchase Plan (incorporated by reference to exhibit 10.9 to our Quarterly Report on Form 10-Q for the period ended July 31, 1998 (file number 0-27022)).

10.6*	Optical Cable Corporation 1996 Stock Incentive Plan (incorporated by reference to exhibit 28.1 to our Registration Statement on Form S-8 No. 333-09733).

10.7*	Optical Cable Corporation 2004 Non-Employee Directors Stock Plan (incorporated by reference to exhibit D to our definitive proxy statement on Form 14A filed February 12, 2004).

10.8*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan. (incorporated by reference to exhibit 10.2 of our Form 8-K filed January 24, 2005).

10.9*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan. (incorporated by reference to exhibit 10.3 of our Form 8-K filed January 24, 2005).

10.10*	Form of award agreement under the Optical Cable Corporation 2004 Non-Employee Directors Stock Plan. FILED HEREWITH.

11.1	Statement Regarding Computation of Per Share Earnings (incorporated by reference to note 12 of the Notes to Financial Statements contained herein).

13.1	Annual Report. FILED HEREWITH.

23.1	Consent of Independent Registered Public Accounting Firm. FILED HEREWITH.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.