Form 10-Q
period 2005-01-31
OPTICAL CABLE CORP
filed 2005-03-16
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

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

As of March 1, 2005, 5,797,988 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Three Months Ended January 31, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPTICAL CABLE CORPORATION

Condensed Balance Sheets

	January 31, 2005	October 31, 2004
	(Unaudited)
Assets
Current assets:
Cash	$3,518,523	4,341,956
Trade accounts receivable, net of allowance for doubtful accounts of $483,329 at January 31, 2005 and $464,963 at October 31, 2004	7,592,351	8,210,166
Other receivables	132,784	83,870
Inventories	7,284,135	6,548,762
Prepaid expenses	506,367	465,894
Deferred income taxes	142,990	146,562

Total current assets	19,177,150	19,797,210
Other assets, net	24,914	54,663
Property and equipment, net	11,922,727	11,619,254
Deferred income taxes	512,564	641,780

Total assets	$31,637,355	32,112,907

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,082,930	2,343,201
Accrued compensation and payroll taxes	1,127,097	1,954,679
Income taxes payable	413,716	139,606

Total current liabilities	3,623,743	4,437,486

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 5,797,988 shares at January 31, 2005 and 5,608,123 at October 31, 2004	1,548,857	1,433,351
Retained earnings	26,464,755	26,242,070

Total shareholders’ equity	28,013,612	27,675,421

Commitments and contingencies

Total liabilities and shareholders’ equity	$31,637,355	32,112,907

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statements of Income

(Unaudited)

	Three Months Ended January 31,
	2005	2004
Net sales	$11,139,368	9,349,607
Cost of goods sold	6,550,578	5,705,105

Gross profit	4,588,790	3,644,502
Selling, general, and administrative expenses	4,224,327	3,540,718

Income from operations	364,463	103,784

Other expense, net:
Interest income	20,561	6,348
Interest expense	(29,749)	(31,518)
Other, net	755	(10,592)

Other expense, net	(8,433)	(35,762)

Income before income tax expense	356,030	68,022
Income tax expense	133,345	23,916

Net income	$222,685	44,106

Net income per share:
Basic and diluted	$0.04	0.01

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statement of Shareholders’ Equity

(Unaudited)

	Three Months Ended January 31, 2005
	Common stock		Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balances at October 31, 2004	5,608,123	$1,433,351	26,242,070	27,675,421
Stock-based compensation	189,865	115,506	—	115,506
Net income	—	—	222,685	222,685

Balances at January 31, 2005	5,797,988	$1,548,857	26,464,755	28,013,612

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended January 31,
	2005	2004
Cash flows from operating activities:
Net income	$222,685	44,106
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	280,144	246,907
Bad debt expense (recovery)	17,216	(10,635)
Deferred income tax expense	132,788	10,917
Tax benefit of restricted shares vested	—	1,999
Stock-based compensation expense	115,506	70,082
(Increase) decrease in:
Trade accounts receivable	600,599	829,943
Income taxes refundable	—	255,732
Other receivables	(48,914)	(16,630)
Inventories	(735,373)	(302,126)
Prepaid expenses	(40,473)	97,044
Increase (decrease) in:
Accounts payable and accrued expenses	(252,547)	(32,438)
Accrued compensation and payroll taxes	(827,582)	(416,447)
Income taxes payable	274,110	—

Net cash provided by (used in) operating activities	(261,841)	778,454

Cash flows from investing activities:
Purchase of property and equipment	(561,592)	(189,639)

Net cash used in investing activities	(561,592)	(189,639)

Cash flows from financing activities:
Proceeds from exercise of warrants	—	12,137

Net cash provided by financing activities	—	12,137

Net increase (decrease) in cash	(823,433)	600,952
Cash at beginning of period	4,341,956	2,337,259

Cash at end of period	$3,518,523	2,938,211

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2005

(Unaudited)

(1)	General

The accompanying unaudited condensed financial statements of Optical Cable Corporation (the ”Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2005 are not necessarily indicative of the results for the fiscal year ending October 31, 2005 because the following items, among other things, may impact those results: changes in market conditions, seasonality, ability of management to execute its business plan, as well as other variables and contingencies set forth as risks in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004 or as otherwise identified in other filings by the Company as possibly affecting future results. The unaudited condensed financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. For further information, refer to the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2004.

(2)	Stock Option Plan and Other Stock-Based Compensation

Effective November 1, 2003, the Company adopted the prospective method of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation as allowed under SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. The prospective method requires the Company to apply the recognition provisions to all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. During the first quarter of fiscal year 2005, the Company did not grant, modify or settle any employee stock options or other awards with the exception of the restricted shares granted on December 30, 2003 and December 17, 2004 described more fully later in this note.

Since all previously issued employee stock options were accounted for under Accounting Principles Board (“APB”) Opinion No. 25, no compensation costs for grants of options to employees has been recognized, as all employee stock options under the stock-based compensation plan had an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The fair value of each option was estimated at the grant date using the Black-Scholes valuation model for the periods presented.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2005

(Unaudited)

	Three Months Ended January 31,
	2005	2004
Net income as reported	$222,685	$44,106
Less total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	133,315	156,671

Pro forma net income (loss)	$89,370	$(112,565)

Net income (loss) per share:
Basic and diluted:
As reported	$0.04	$0.01

Pro forma	$0.02	$(0.02)

Stock option activity during the three months ended January 31, 2005 is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at October 31, 2004	341,652	$19.54
Forfeited	(2,539)	24.29

Balance at January 31, 2005	339,113	$19.51

The Optical Cable Corporation 1996 Stock Incentive Plan (the “Plan”) is intended to provide a means through the use of stock incentives that the Company can increase the personal financial interest employees have in the future success of the Company, thereby stimulating the efforts of these employees and strengthening their desire to remain with the Company. The Company has reserved 750,000 shares of common stock for issuance pursuant to incentive awards under the Plan. As of January 31, 2005, there were approximately 4,000 additional shares available for grant under the Plan.

On December 30, 2003, restricted stock awards under the Plan totaling 149,000 shares were approved by the Compensation Committee of the Board of Directors of the Company. These shares are considered outstanding for all purpose and have full voting rights, as of the date of grant. The shares vest in equal amounts quarterly over almost four years. The first vesting date occurred on January 31, 2004. The Company records compensation expense ratably over the vesting period equal to the number of shares multiplied by the closing price of the Company’s common stock of $6.60 on the date of grant.

On December 17, 2004 restricted stock awards under the Plan totaling 191,000 shares were approved by the Compensation Committee of the Board of Directors of the Company. These shares are considered outstanding for all purpose and have full voting rights, as of the date of grant. Generally, 80% of the shares will vest based on the passage of time, with the corresponding expense recognized ratably over the vesting period. The expense for the time-based shares will equal the number of shares vested during a period multiplied by the closing price of the Company’s common stock of $5.63 on the date of grant. The first vesting date for the time-based shares occurred on January 31, 2005 with the maximum vesting period

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2005

(Unaudited)

being almost six years. The remaining 20% of the shares are generally eligible to vest over six years if the management team is able to provide total shareholder return (in terms of increase in share price plus dividends) of at least 20% greater than the return of the Russell 2000® index. Greater shareholder returns can accelerate vesting, but the shares cannot vest more quickly than over four years. The first possible vesting date for these performance-based shares is October 31, 2005. Failure to meet the performance criteria required for vesting will result in the shares being forfeited. The Company will recognize expense on the performance-based shares each quarter using an estimate of the shares expected to vest multiplied by the closing price of the Company’s common stock of $5.63 on the date of grant. U.S. generally accepted accounting principles requires that any previously recognized compensation cost shall not be reversed if the shares are forfeited as a result of not meeting the performance measure.

The Company recorded compensation expense related to these restricted stock awards totaling $111,129 and $61,463 during the quarters ended January 31, 2005 and 2004, respectively, in accordance with SFAS No. 123.

Restricted stock award activity during the three months ended January 31, 2005 is as follows:

Number of Shares
Balance at October 31, 2004	139,022
Granted	191,000
Forfeited or withheld for taxes	(1,135)

Balance at January 31, 2005	328,887

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not typically bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews outstanding trade accounts receivable at the end of each quarter and records allowances for doubtful accounts as deemed appropriate for (i) certain individual customers and (ii) for all other trade accounts receivable in total. In determining the amount of allowance for doubtful accounts to be recorded for individual customers, the Company considers the age of the receivable, the financial stability of the customer, discussions that may have occurred with the customer and management’s judgment as to the overall collectibility of the receivable from that customer. In addition, the Company establishes an allowance for all other receivables for which no specific allowances are deemed necessary. This portion of the allowance for doubtful accounts is based on a percentage of total trade accounts receivable with different percentages used based on different age categories of receivables. The percentages used are based on the Company’s historical experience and management’s current judgment regarding the state of the economy and the industry. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. Also see note 9.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2005

(Unaudited)

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the three months ended January 31, 2005 and 2004 follows:

	Three Months Ended January 31
	2005	2004
Balance at beginning of period	$464,963	462,981
Bad debt expense (recovery)	17,216	(10,635)
Recoveries added to allowance	1,150	1,650

Balance at end of period	$483,329	453,996

A prior distributor for the Company filed for protection from its creditors under bankruptcy laws in January 2001. The Company wrote off approximately $2,191,000 for estimated uncollectible accounts receivable from this distributor for the year ended October 31, 2001. The Company has received offers to sell its claim against the bankrupt estate. At this time, the Company has decided not to sell its claim in the bankruptcy proceeding. A subsequent recovery, if any, will be recognized when payment is received, in accordance with U.S. generally accepted accounting principles.

(4)	Inventories

Inventories as of January 31, 2005 and October 31, 2004 consist of the following:

	January 31, 2005	October 31, 2004
Finished goods	$2,437,433	1,982,113
Work in process	1,492,996	1,210,748
Raw materials	3,284,115	3,284,415
Production supplies	69,591	71,486

	$7,284,135	6,548,762

(5)	Product Warranties

The Company generally warrants its products against certain manufacturing and other defects in material and workmanship. These product warranties are provided for specific periods of time and are applicable assuming the product has not been subjected to misuse, improper installation, negligence or shipping damage. As of January 31, 2005 and October 31, 2004, the Company’s accrual for estimated product warranty claims totaled $150,000 and is included in accounts payable and accrued expenses. Warranty claims expense includes the costs to investigate claims and potential claims, and the costs to replace and/or repair product pursuant to claims. The accrued product warranty costs are based primarily on historical experience of actual warranty claims and costs as well as current information with respect to potential warranty claims and costs. Warranty claims expense for the three months ended January 31, 2005 and 2004 totaled $60,043 and $41,506, respectively.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2005

(Unaudited)

The following table summarizes the changes in the Company’s accrual for product warranties during the three months ended January 31, 2005 and 2004:

	Three Months Ended January 31
	2005	2004
Balance at beginning of period	$150,000	150,000
Liabilities accrued for warranties issued during the period	66,143	40,167
Warranty claims and costs paid during the period	(60,043)	(21,506)
Changes in liability for pre-existing warranties during the period	(6,100)	1,339

Balance at end of period	$150,000	170,000

(6)	Warrants

During fiscal year 2003, the Company issued warrants to class members defined in a consolidated class action lawsuit by the claims administrator for the class members and in accordance with the settlement agreement approved by the United States District Court for the Western District of Virginia on September 23, 2002. Each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $4.88 per share. The warrants will expire October 24, 2007. The total number of warrants to be issued in accordance with the settlement agreement, 250,000 warrants, have been issued by the Company. There were 239,680 warrants outstanding as of January 31, 2005 and October 31, 2004.

(7)	Note Payable to Bank

The Company has a revolving credit facility with Wachovia Bank, National Association. The initial term of the credit facility expires in April 2005. The credit facility automatically renews for an additional year in the event that neither party provides written notice to the other 60 days prior to the maturity date. Notice has not been provided by either party; therefore, the facility will renew with at least as favorable terms as those currently existing. The credit facility provides up to a maximum of $25 million and is collateralized by all of the Company’s tangible and intangible assets and is administered by an affiliate of Wachovia. Borrowings under the credit facility are subject to certain coverage ratios, advance limits and qualifications that are applied to the Company’s accounts receivable, inventory and fixed assets. The Company’s ability to access the full amount of the credit facility depends on the future growth of the Company’s borrowing base. The Company maintains a sweep arrangement with its bank, where at the end of each day, all of the Company’s cash is used to paydown its outstanding note payable to the bank, if any. As of January 31, 2005, the Company had no outstanding borrowings under the credit facility, with approximately $10,855,000 unused and available. As of October 31, 2004, the Company had no outstanding borrowings under the credit facility.

The credit facility bears interest at one-half of one percent (0.50%) per annum above the prime rate (facility rate of 5.75% as of January 31, 2005). The facility also provides a LIBOR based rate at the Company’s option.

In connection with obtaining and amending the credit facility described above, the Company incurred various costs totaling $35,154 and $308,164 during the fiscal years ended October 31, 2003 and 2002,

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2005

(Unaudited)

respectively. These financing costs have been deferred and are included in other assets, net in the accompanying condensed balance sheets. These deferred financing costs are being amortized to interest expense using the straight-line method, which approximates the effective interest method, over the original life of the credit facility.

(8)	Net Income Per Share

Basic net income per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company.

The following is a reconciliation of the numerators and denominators of the net income per share computations for the periods presented:

Three months ended January 31, 2005	Net income (Numerator)	Shares (Denominator)	Per share amount
Basic net income per share	$222,685	5,701,547	$0.04

Effect of dilutive stock options and warrants	—	21,817

Diluted net income per share	$222,685	5,723,364	$0.04

Three months ended January 31, 2004	Net income (Numerator)	Shares (Denominator)	Per share amount
Basic net income per share	$44,106	5,513,563	$0.01

Effect of dilutive stock options and warrants	—	60,978

Diluted net income per share	$44,106	5,574,541	$0.01

Stock options that could potentially dilute net income per share in the future that were not included in the computation of diluted net income per share (because to do so would have been antidilutive for the periods presented) totaled 334,114 and 374,557 for the three months ended January 31, 2005 and 2004, respectively.

(9)	Segment Information and Business and Credit Concentrations

The Company has a single reportable segment for purposes of segment reporting.

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of January 31, 2005 and October 31, 2004 have been adequately provided for in the condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2005

(Unaudited)

For the three months ended January 31, 2005 and 2004, 13.2% and 12.0%, respectively, of net sales were attributable to one major domestic distributor. For the three months ended January 31, 2005 13.0% of net sales were attributable to another domestic customer. No other single customer accounted for more than 10% of net sales during the three months ended January 31, 2005 or 2004. For the three months ended January 31, 2005 and 2004, approximately 86% and 81%, respectively, of net sales were from customers located in the United States, while approximately 14% and 19%, respectively, were from international customers.

(10)	Contingencies

From time to time, the Company is involved in various claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

OPTICAL CABLE CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Overview

During the first quarter of our 2005 fiscal year, net sales, gross profit margin and net income all increased when compared to the same period last year. Net sales increased 19.1% to $11.1 million during the first quarter of fiscal 2005, up from $9.3 million during the same period last year. Gross profit margin increased to 41.2% during the first quarter of fiscal 2005, compared to 39.0% during the same period last year. And net income increased more than five fold to $223,000 during the first quarter of fiscal 2005, compared to $44,000 for the comparable period last year. During fiscal years 2003 and 2004, we experienced relatively lower net sales during the first half of each fiscal year when compared to the second half of each fiscal year due to seasonality. We believe we will experience a similar pattern in fiscal year 2005.

Optical Cable Corporation is a leading manufacturer of fiber optic cables primarily sold into the enterprise market, and the premier manufacturer of military land tactical fiber optic cable for the U.S. military.

Founded in 1983, Optical Cable Corporation pioneered the design and production of fiber optic cables for the most demanding military field applications, as well as of fiber optic cables suitable for both indoor and outdoor use. Our current broad product offering is built on the evolution of these fundamental technologies, and is designed to provide end-users with fiber optic cables that are easy and economical to install, provide a high degree of reliability and offer outstanding performance characteristics.

We sell our products worldwide for uses ranging from commercial and campus installations to customized products for specialty applications and harsh environments, including military applications. We manufacture our high quality fiber optic cables at our ISO 9001:2000 registered facility located in Roanoke, Virginia.

Our tight buffered fiber optic cables are used for high bandwidth transmission of data, video and audio communications. The enterprise market into which we sell includes local area network and premises markets. Our fiber optic cables are well-suited for use in various other short- to moderate-distance applications as well.

We sell our products internationally and domestically through our sales force to our customers, which include major distributors, regional distributors, various smaller distributors and original equipment manufacturers. International net sales were 14% and 19% for the quarters ending January 31, 2005 and 2004, respectively. Substantially all of our international sales are denominated in U.S. dollars. The decrease in the percentage of international net sales in the first quarter of 2005 compared to the first quarter of 2004 is primarily the result of a large sale to a domestic customer, representing approximately 13.0% of our net sales, during the first quarter of fiscal year 2005. By comparison, international net sales were 19% for our fiscal year ended October 31, 2004. Fluctuations in the percentage of international net sales from period to period occur based on the timing of large international and domestic orders, coupled with the impact of increases or decreases in domestic sales.

Net sales consist of gross sales of products less discounts, refunds and returns. Revenue is recognized at the time of product shipment or delivery to the customer (including distributors) provided that the customer takes ownership and assumes risk of loss, based on shipping terms. During the first quarters of fiscal years 2005 and 2004, 13.2% and 12.0%, respectively, of our net sales were attributable to one major domestic distributor. For the first quarter of fiscal 2005 13.0% of our net sales were attributable to another domestic customer. No other single customer accounted for more than 10% of our net sales during the first quarters of fiscal years 2005 or 2004.

A significant percentage of the selling price of our fiber optic cable is based on the cost of raw materials used. Single-mode fiber is less expensive than multimode fiber, and consequently single-mode fiber optic cables have a lower per unit selling price than comparable multimode fiber optic cables. We believe that the long-haul, metropolitan and access markets are predominantly the users of single-mode fiber optic cable, but that increasingly, single-mode fiber optic cable is also being used for short- to moderate-distance installations where higher bandwidth is required. However, any trend toward the use of single-mode fiber optic cables in such other installations may be slowed to the extent that 50 micron 1 gigabit and 10 gigabit multimode fiber optic cables are used to satisfy current bandwidth demands. To the extent that our sales mix shifts toward single-mode cables, we will have to increase the volume of our sales to maintain our current level of net sales.

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

Selling, general and administrative expenses, also referred to as “SG&A expenses,” consist of the compensation costs for sales and marketing personnel, shipping costs, travel expenses, customer support expenses, trade show expenses, advertising, bad debt expense, the compensation cost for administration, finance and general management personnel, as well as legal and accounting fees and costs incurred to settle litigation or claims and other actions against us.

Results of Operations

The following table sets forth and highlights fluctuations in selected line items from our condensed statements of income for the periods indicated:

	Three Months Ended January 31		Percent Change
	2005	2004
Net sales	$11,100,000	9,300,000	19.1%
Gross profit	4,600,000	3,600,000	25.9
SG&A expenses	4,200,000	3,500,000	19.3
Net income	223,000	44,000	404.9

Net Sales

Net sales increased 19.1% to $11.1 million for the first quarter of fiscal year 2005 from $9.3 million for the same period in 2004. As expected, net sales for the first quarter of fiscal year 2005 were lower than net sales of $12.0 million for the fourth quarter of fiscal year 2004 due to seasonality factors. Specifically, we expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year. We believe this seasonal impact may be partially due to the construction cycles and budgetary considerations of our customers. This pattern is consistent with the pattern of net sales we experienced in fiscal years 2004 and 2003 and we believe this pattern will be repeated in fiscal year 2005. Further, we believe our market segment initiatives and other ongoing initiatives, in addition to improvements in the markets in which we operate, have contributed to the overall increase in sales when comparing the first quarter of 2005 to the first quarter of 2004.

During the first quarter of 2005, we experienced an increase in volumes shipped compared to the first quarter of 2004. At the same time, we experienced an increase in product mix for cable containing single-mode fiber (which typically has a lower relative sales price), compared to cable containing multimode fiber (which typically has a higher relative sales price), when compared to the first quarter of 2004. The increase in product mix for cable containing single-mode fiber was not significant enough to outweigh the increased volumes.

Gross Profit

Gross profit increased 25.9% to $4.6 million for the first quarter of 2005 from $3.6 million for the same period in 2004. Gross profit margin, or gross profit as a percentage of net sales, increased to 41.2% in the first quarter of 2005 from 39.0% in the first quarter of 2004. The increase in the gross profit margin during the first quarter of 2005 generally resulted from the sale of a mix of products with higher margins during the first quarter of 2005.

Selling, General, and Administrative Expenses

SG&A expenses increased 19.3% to $4.2 million in the first quarter of 2005 from $3.5 million for the same period last year. SG&A expenses as a percentage of net sales were 37.9% in the first quarter of 2005 and 2004. The percentage of SG&A expenses to net sales remained the same when comparing the first quarter of 2005 to the same period in 2004 even though net sales increased, as SG&A expenses increased proportionally.

The increase in SG&A expenses during the first quarter of fiscal 2005 compared to the same period last year was primarily due to: employee compensation costs, professional fees (including legal and accounting fees), marketing expenses and other administrative expenses (including bad debt expense and non-employee director compensation).

Compensation costs have increased as a result of increases in commissions as net sales have increased, increases in employee incentives targeted to improve financial results (including restricted stock grants), and new hires, consistent with our expectations. During the period from the end of the first quarter of fiscal 2004 to the end of the first quarter of fiscal 2005, we increased our headcount approximately 12%.

Professional fees (including legal and accounting fees) have increased during the first quarter of fiscal 2005 compared to the same period last year primarily due to increases in accounting fees, including the costs we have begun to incur in connection with compliance with Section 404 of the Sarbanes-Oxley Act of 2002, but also due to the timing of certain field work conducted by our auditors with respect to fiscal year 2004. Legal fees also increased to a lesser extent. On March 2, 2005, the Securities and Exchange Commission extended the deadline for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for non-accelerated filers, resulting in a delay in our required compliance date to our fiscal year ending October 31, 2006. Regardless of this extension, we anticipate we will continue to incur additional expenses during fiscal year 2005 as a result of our efforts to become compliant before that date.

Marketing expenses increased during the first quarter of fiscal year 2005 compared to the same period last year, primarily due to increases in cooperative advertising expenses with customers and trade show expenses.

Other Expense, Net

Other expense, net decreased to $8,000 in the first quarter of 2005 from $36,000 in the first quarter of 2004. The decrease was primarily due to an increase in interest income during the first quarter of fiscal 2005 when compared to the same period in fiscal 2004 and changes resulting from the foreign exchange rate used to settle outstanding foreign accounts receivable during the first quarter of fiscal 2005 when compared to fiscal 2004.

Income Before Income Tax Expense

We reported income before income tax expense of $356,000 for the first quarter of fiscal year 2005 compared to $68,000 for the first quarter of fiscal year 2004. This increase was primarily due to an increase in gross profit of $944,000 in the first quarter of fiscal year 2005, partially offset by the increase in SG&A expenses totaling $684,000 in the first quarter of 2005.

Income Tax Expense

Income tax expense totaled $133,000 in the first quarter of fiscal year 2005 compared to $24,000 for the same period in fiscal 2004. Our effective tax rate for the first quarter of fiscal year 2005 was 37.5% compared to 35.2% for the first quarter of fiscal year 2004. Fluctuations in our effective tax rates are primarily due to the amount and timing of various tax deductions and benefits, including our Extraterritorial Income Exclusion, also referred to as “EIE,” which exempts from federal income taxation a portion of the net profit realized from sales outside the United States of products manufactured in the United States. The EIE is calculated by a complex analysis of all export sales and profits for each tax year. Fluctuations in the ratio of export sales and profitability to total sales and profitability create changes in the EIE. Additionally, the EIE benefit is being phased out beginning in calendar year 2005 as described in more detail below, which adversely impacted our effective tax rate during the first quarter of fiscal 2005.

The World Trade Organization has ruled against the United States’ EIE regime. In the ruling the World Trade Organization gave permission to the European Union to sanction tariffs on certain products manufactured in the United States if the EIE regime was not repealed. The American Jobs Creation Act of 2004, also referred to as “the Jobs Act,” generally repeals the EIE regime for transactions after December 31, 2004. The Jobs Act continues to extend EIE benefits at a reduced rate for two additional years, and continues EIE benefits indefinitely for transactions pursuant to a binding contract in effect on September 17, 2003. The binding contract exception may constitute a violation of the applicable trade agreements because such an exception would maintain EIE benefits. After Congress approved the Jobs Act in October 2004, a European Union official indicated that the European Union might look unfavorably on legislation that contains a transition period. Therefore, it is not certain whether the European Union will terminate its countermeasures as a result of enactment of the Jobs Act. As passed, the Jobs Act provides transition relief by allowing taxpayers to retain a portion of their otherwise-applicable EIE benefits: 100% for transactions during calendar year 2004, 80% for transactions during calendar year 2005 and 60% for transactions during calendar year 2006.

Net Income

Net income for the first quarter of 2005 was $223,000 compared to $44,000 for the first quarter of fiscal year 2004. This increase was due primarily to the increase in income before income tax expense of $288,000, partially offset by the increase in income tax expense of $109,000 when comparing the first quarter of fiscal year 2005 to the first quarter of fiscal year 2004.

Financial Condition

Total assets decreased $476,000, or 1.5%, to $31.6 million at January 31, 2005, from $32.1 million at October 31, 2004. This decrease was primarily due to an $823,000 decrease in cash and a $618,000 decrease in trade accounts receivable, net, resulting largely from the decrease in net sales in the first quarter of 2005 when compared to the fourth quarter of 2004. Further detail regarding the decrease in cash is provided in our discussion of “Liquidity and Capital Resources.” These decreases were partially offset by a $735,000 increase in inventories and a $303,000 increase in property and equipment, net. We continue to make efforts to maintain optimal inventory levels based on current and anticipated customer demands. Additionally, we expect continued expenditures to improve property and equipment in support of our efforts to improve our infrastructure over the long term.

Total liabilities decreased $814,000, or 18.3%, to $3.6 million at January 31, 2005, from $4.4 million at October 31, 2004. This decrease was primarily due to an $828,000 decrease in accrued compensation and payroll taxes. The decrease in accrued compensation was largely a result of the payment of certain incentive compensation related to fiscal year 2004 during the first quarter of 2005.

Total shareholders’ equity at January 31, 2005 increased $338,000, or 1.2% in the first quarter of 2005. The increase resulted from stock-based compensation totaling $116,000, and net income retained of $223,000.

Liquidity and Capital Resources

Our primary capital needs during the first quarter of 2005 have been to fund working capital requirements and capital expenditures. Our primary source of capital for these purposes has been cash provided from operations and cash on hand. As of January 31, 2005 and October 31, 2004, we had no outstanding balance under our bank line of credit.

Our cash totaled $3.5 million as of January 31, 2005, a decrease of $823,000, compared to $4.3 million as of October 31, 2004. We maintain a sweep account arrangement with our bank, where at the end of each day all of our cash is used to paydown our outstanding note payable to the bank, if any. The decrease in cash for the quarter ended January 31, 2005, primarily resulted from the timing of payments made for operating expenses near the end of the period as well as capital expenditures made during the quarter.

On January 31, 2005, we had working capital of $15.6 million compared to $15.4 million on October 31, 2004. The ratio of current assets to current liabilities as of January 31, 2005, was 5.3 to 1, compared to 4.5 to 1 as of October 31, 2004.

Net cash used in operating activities was $262,000 in the first quarter of 2005, compared to cash provided from operating activities of $778,000 in the first quarter of 2004. Net cash used in operating activities during the first quarter of fiscal year 2005 primarily resulted from an increase in inventories in the amount of $735,000 and a decrease in accounts payable and accrued expenses, including accrued compensation and payroll taxes totaling $1.1 million, partially offset by adjustments to reconcile net income to net cash used in operating activities, including depreciation and amortization of $280,000, stock-based compensation expense of $116,000 and a decrease in trade accounts receivable of $601,000. Net cash provided by operating activities during the first quarter of 2004 primarily resulted from adjustments to reconcile net income to net cash provide by operating activities, including depreciation, amortization and accretion of $247,000, a decrease in trade accounts receivable of $830,000 and a decrease in income taxes refundable of $256,000, partially offset by an increase in inventories of $302,000 and a decrease in accrued compensation and payroll taxes of $416,000.

Net cash used in investing activities totaled $562,000 and $190,000 in the first quarter of 2005 and 2004, respectively. Net cash used in investing activities during the first quarters of 2005 and 2004 resulted entirely from purchases of property and equipment. There are no material commitments for capital expenditures as of January 31, 2005.

Net cash provided by financing activities was $12,000 in the first quarter of 2004. Net cash provided by financing activities in the first quarter of 2004 resulted entirely from proceeds received from the exercise of warrants.

We have a revolving credit facility with Wachovia Bank, National Association. The initial term of the credit facility expires in April 2005. The credit facility automatically renews for an additional year in the event that neither party provides notice to the other within 60 days of the maturity date. Notice has not been provided by either party; therefore, the facility will renew with at least as favorable terms as those currently existing. The credit facility provides up to a maximum of $25 million and is collateralized by all of our tangible and intangible assets and is administered by an affiliate of Wachovia. Borrowings under the credit facility are subject to certain coverage ratios, advance limits and qualifications that are applied to our accounts receivable, inventory and fixed assets. Our ability to access the full amount of the credit facility depends on the future growth of our borrowing base. We maintain a sweep arrangement with our bank, where at the end of each day, all of our cash is used to paydown our outstanding note payable to the bank, if any. As of January 31, 2005, we had no outstanding borrowings under the credit facility, with approximately $10.8 million unused and available.

The credit facility bears interest at one-half of one percent (0.50%) per annum above the prime rate (facility rate of 5.75% as of January 31, 2005). The facility also provides a LIBOR based rate at our option.

In connection with obtaining and amending the credit facility described above, we incurred various costs totaling $35,000 and $308,000 during the fiscal years ended October 31, 2003 and 2002, respectively. These financing costs have been deferred and are included in other assets, net in the accompanying condensed balance sheets. These deferred financing costs are being amortized to interest expense using the straight-line method, which approximates the effective interest method through April 2005 (the original life of the credit facility). The costs of any future amendments will be amortized over the remaining life of the credit facility.

We believe that our cash flow from operations and our credit facility will be adequate to fund our operations for at least the next twelve months.

We have one “take or pay” agreement to purchase raw optical fiber. This supply agreement was made in the ordinary course of business. Alternative suppliers exist that could provide this material at a similar cost in the event this supplier is unable or unwilling to perform under the contract. See further information related to this supply agreement in our discussion of “Contractual Obligations and Commitments.”

A prior distributor for us filed for protection from its creditors under bankruptcy laws in January 2001. We wrote off approximately $2.2 million for estimated uncollectible accounts receivable from this distributor for the year ended October 31, 2001. We have received offers to sell our claim against the bankrupt estate. At this time, we have decided not to sell our claim in the bankruptcy proceeding. A subsequent recovery, if any, will be recognized when payment is received, in accordance with U.S. generally accepted accounting principles.

From time to time, we are involved in various claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Seasonality

Historically, net sales are relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year, which we believe may be partially due to construction cycles and budgetary considerations of our customers. For example, an average of approximately 45% of our net sales occurred during the first half of the fiscal year and an average of approximately 55% of our net sales occurred during the second half of the fiscal year for fiscal years 1996 through 2000. However, our net sales did not follow this pattern in fiscal year 2002 or 2001. In fiscal years 2002 and 2001, approximately 52% and 57% of our net sales occurred during the first half of the fiscal year, respectively, and approximately 48% and 43% of our net sales occurred during the second half of the fiscal year, respectively. We believe this shift in the pattern of our net sales appears to be related to overall economic conditions in the industry at the time. During fiscal years 2004 and 2003, approximately 46% and 47%, respectively, of our net sales occurred during the first half of the fiscal year and approximately 54% and 53%, respectively, of our net sales occurred during the second half of the fiscal year. We believe the pattern of net sales we experienced during fiscal years 2004 and 2003 reflect a return to the historical seasonality patterns, and we believe we will see a similar pattern in fiscal year 2005.

Contractual Obligations and Commitments

Long-Term Optical Fiber Supply Agreements

During fiscal year 2001, we entered into a long-term supply agreement with a raw optical fiber supplier. The supply agreement was entered into in the ordinary course of business.

The agreement was amended in December 2002 to significantly reduce the amount of our total fiber purchase commitment. This supply agreement, as amended, sets forth certain quantities to be purchased for calendar years 2003, 2004 and 2005. However, the supply agreement allows us to carry over the purchase commitment of any year to future years without penalty in the event the target quantities in any year are not met; provided that the aggregate amount of the purchase commitment under the supply agreement must be satisfied by December 31, 2005. This agreement was further amended in August 2004 to indicate that any excess purchases in any year shall reduce the Company’s purchase quantity obligations in future years.

We believe that the fiber purchase commitments are consistent with our expected requirements. Additionally, we believe we have adequate alternative sources of fiber in the event this supplier is unable to fulfill its commitment to us. As a result, we also believe our business is not substantially dependent upon any one optical fiber supplier.

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

Note 1 to the annual financial statements filed with our Annual Report on Form 10-K for fiscal 2004 provides a summary of our significant accounting policies. The following are areas requiring significant judgments and estimates due to uncertainties as of the reporting date: revenue recognition, trade accounts receivable and the allowance for doubtful accounts, inventories, long-lived assets, and commitments and contingencies.

Application of the critical accounting policies discussed in the section that follows requires management’s significant judgments, often as a result of the need to make estimates of matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected. We are not currently aware of any reasonably likely events or circumstances that would result in materially different results.

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

Commitments and Contingencies

Management views accounting for contingencies as a critical accounting estimate since loss contingencies arising from product warranties, claims, assessments, litigation, fines and penalties and other sources require judgment as to any probable liabilities incurred. For example, accrued product warranty costs recorded by us are based primarily on historical experience of actual warranty claims and costs as well as current information with respect to warranty claim and costs. Actual results could differ from the expected results determined based on such estimates.

Quantitative and Qualitative Disclosures About Market Risk

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of January 31, 2005, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Future Accounting Considerations

In November 2004, the Financial Accounting Standards Board, also referred to as the “FASB,” issued Statement of Financial Accounting Standards, also referred to as “SFAS” No. 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires these costs be treated as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the impact of SFAS No. 151 on our financial position, results of operations and liquidity.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. SFAS No. 153 amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions. SFAS No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We are currently evaluating the impact of SFAS No. 153 on our financial position, results of operations and liquidity.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123R is a revision of FASB SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123R are effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We are currently evaluating the impact of SFAS No. 123R on our financial position, results of operations and liquidity, but because SFAS No. 123R does not allow for a prospective method of application, we may experience a negative impact on our financial position and results of operations as early as the fourth quarter of our 2005 fiscal year. The negative impact would be created due to the fact that we have previously issued employee stock options (prior to October 31, 2002) for which no expense has been recognized which will not be fully vested as of the effective date of SFAS No. 123R.

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. SFAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the “Jobs Act”). FSP SFAS 109-1 clarifies that the tax deduction for manufacturers provided for in the Jobs Act should be accounted for as a special deduction rather than as a tax rate reduction.

As of March 1, 2005, there are no other new accounting standards issued, but not yet adopted by us, which are expected to be applicable to our financial position, operating results or financial statement disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of January 31, 2005, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 4. Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2005. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and that there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

The exhibits listed on the Exhibit Index are filed as part of, and incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: March 16, 2005	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer
Date: March 16, 2005
/s/ Tracy G. Smith
Tracy G. Smith
Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
Exhibit 3.1	Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated herein by reference to Exhibit 1 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

Exhibit 3.2	Bylaws of Optical Cable Corporation, as amended (incorporated herein by reference to exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

Exhibit 4.1	Form of certificate representing Common Stock (incorporated herein by reference to exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

Exhibit 4.2	Rights Agreement dated as of November 2, 2001 (incorporated herein by reference to Exhibit 4 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

Exhibit 4.3	Form of certificate representing preferred share purchase right (incorporated herein by reference to Exhibit 5 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

Exhibit 4.4	Warrant Agreement dated as of October 24, 2002 (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filing with the Commission on February 11, 2003).

Exhibit 4.5	Form of warrant certificate (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed with the Commission on February 11, 2003).

Exhibit 10.1*	Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated herein by reference to Exhibit 10.1 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

Exhibit 10.2*	Employment Agreement dated December 10, 2004 by and between Optical Cable Corporation and Tracy G. Smith (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2005 (file number 0-27022)).

Exhibit 10.3*	Employment Agreement by and between Optical Cable Corporation and Luke J. Huybrechts effective November 1, 2002 (incorporated herein by reference to Exhibit 10.2 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

Exhibit 10.4*	Employment Agreement by and between Optical Cable Corporation and Charles W. Carson effective January 2, 2003 (incorporated herein by reference to Exhibit 10.3 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

Exhibit 10.5*	Optical Cable Corporation Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 1998 (file number 0-27022)).

Exhibit 10.6*	Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-8 No. 333-09733).

Exhibit 10.6*	Optical Cable Corporation 2004 Non-Employee Stock Plan (incorporated herein by reference to Exhibit D to the Company’s definitive proxy statement on Form 14A filed February 12, 2004).

Exhibit 10.8*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 24, 2005).

Exhibit 10.9*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 24, 2005).

Exhibit 10.10*	Form of award agreement under the Optical Cable Corporation 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company Annual Report on Form 10-K for the period ended October 31, 2004).

Exhibit 11.1	Statement regarding computation of per share earnings (incorporated by reference to note 8 of the Notes to the Condensed Financial Statements contained herein).

Exhibit 31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

Exhibit 31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

Exhibit 32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

Exhibit 32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.