Form 10-Q
period 2005-04-30
OPTICAL CABLE CORP
filed 2005-06-14
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

As of June 9, 2005, 5,804,264 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Six Months Ended April 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPTICAL CABLE CORPORATION

Condensed Balance Sheets

	(Unaudited)
	April 30, 2005	October 31, 2004
Assets
Current assets:
Cash	$3,100,489	$4,341,956
Trade accounts receivable, net of allowance for doubtful accounts of $490,327 at April 30, 2005 and $464,963 at October 31, 2004	8,014,779	8,210,166
Other receivables	163,044	83,870
Inventories	8,165,189	6,548,762
Prepaid expenses	341,166	465,894
Deferred income taxes	93,744	146,562

Total current assets	19,878,411	19,797,210

Other assets, net	282,515	54,663
Property and equipment, net	11,967,583	11,619,254
Deferred income taxes	376,640	641,780

Total assets	$32,505,149	$32,112,907

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$2,273,127	$2,343,201
Accrued compensation and payroll taxes	1,308,743	1,954,679
Income taxes payable	436,680	139,606

Total current liabilities	4,018,550	4,437,486

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 5,797,264 shares at April 30, 2005 and 5,608,123 at October 31, 2004	1,658,104	1,433,351
Retained earnings	26,828,495	26,242,070

Total shareholders’ equity	28,486,599	27,675,421

Commitments and contingencies

Total liabilities and shareholders’ equity	$32,505,149	$32,112,907

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statements of Income

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2005	2004	2005	2004
Net sales	$11,609,312	$10,652,998	$22,748,680	$20,002,605
Cost of goods sold	6,879,976	6,478,388	13,430,554	12,183,493

Gross profit	4,729,336	4,174,610	9,318,126	7,819,112

Selling, general and administrative expenses	4,136,073	4,056,750	8,360,400	7,597,468

Income from operations	593,263	117,860	957,726	221,644

Other expense, net:
Interest income	75	1,573	20,636	7,921
Interest expense	(24,914)	(36,186)	(54,663)	(67,704)
Other, net	3,451	4,845	4,206	(5,747)

Other expense, net	(21,388)	(29,768)	(29,821)	(65,530)

Income before income tax expense	571,875	88,092	927,905	156,114

Income tax expense	208,135	31,090	341,480	55,006

Net income	$363,740	$57,002	$586,425	$101,108

Net income per share:
Basic and diluted	$0.06	$0.01	$0.10	$0.02

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statement of Shareholders’ Equity

(Unaudited)

	Six months ended April 30, 2005
	Common Stock		Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balances at October 31, 2004	5,608,123	$1,433,351	$26,242,070	$27,675,421

Stock-based compensation	189,141	224,753	—	224,753
Net income	—	—	586,425	586,425

Balances at April 30, 2005	5,797,264	$1,658,104	$26,828,495	$28,486,599

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended April 30,
	2005	2004
Cash flows from operating activities:
Net income	$586,425	$101,108
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	588,108	496,844
Bad debt expense (recovery)	24,214	(24,688)
Deferred income tax expense	317,958	137,534
Stock-based compensation expense	224,753	123,840
Gain on sale of machinery and equipment	(1,000)	—
(Increase) decrease in:
Trade accounts receivable	171,173	(269,514)
Income taxes refundable	—	162,204
Other receivables	(79,174)	140,863
Inventories	(1,616,427)	(352,517)
Prepaid expenses	124,728	124,594
Increase (decrease) in:
Accounts payable and accrued expenses	(181,659)	(210,651)
Accrued compensation and payroll taxes	(645,936)	(247,530)
Income taxes payable	297,074	—

Net cash provided by (used in) operating activities	(189,763)	182,087

Cash flows from investing activities:
Purchase of property and equipment	(770,189)	(377,644)
Deposits for the purchase of property and equipment	(132,515)	—
Proceeds from sale of property and equipment	1,000	—
Note receivable	(150,000)	—

Net cash used in investing activities	(1,051,704)	(377,644)

Cash flows from financing activities:
Proceeds from exercise of warrants	—	18,148

Net cash provided by financing activities	—	18,148

Net decrease in cash	(1,241,467)	(177,409)

Cash at beginning of period	4,341,956	2,337,259

Cash at end of period	$3,100,489	$2,159,850

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2005

(Unaudited)

(1)	General

The accompanying unaudited condensed financial statements of Optical Cable Corporation (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2005 are not necessarily indicative of the results for the fiscal year ending October 31, 2005 because the following items, among other things, may impact those results: changes in market conditions, seasonality, ability of management to execute its business plan, as well as other variables and contingencies set forth as risks in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004 or as otherwise identified in other filings by the Company as possibly affecting future results. The unaudited condensed financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. For further information, refer to the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2004.

(2)	Stock Option Plan and Other Stock-Based Compensation

Effective November 1, 2003, the Company adopted the prospective method of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation as allowed under SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. The prospective method requires the Company to apply the recognition provisions to all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. During the first and second quarters of fiscal years 2005 and 2004, the Company did not grant, modify or settle any employee stock options or other awards with the exception of the restricted shares granted on December 30, 2003 and December 17, 2004 described more fully later in this note.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2005

(Unaudited)

Since all previously issued employee stock options were accounted for under Accounting Principles Board (“APB”) Opinion No. 25, no compensation cost for grants of options to employees has been recognized, as all employee stock options under the stock-based compensation plan had an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The fair value of each option was estimated at the grant date using the Black-Scholes valuation model for the periods presented.

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Net income as reported	$363,740	$57,002	$586,425	$101,108
Less total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	136,178	154,125	269,493	308,251

Pro forma net income (loss)	$227,562	$(97,123)	$316,932	$(207,143)

Net income (loss) per share:
Basic:
As reported	$0.06	$0.01	$0.10	$0.02

Pro forma	$0.04	$(0.02)	$0.06	$(0.04)

Diluted:
As reported	$0.06	$0.01	$0.10	$0.02

Pro forma	$0.04	$(0.02)	$0.05	$(0.04)

Stock option activity during the six months ended April 30, 2005 is as follows:

	Number of Shares	Weighted Average Exercise Price
Unexercised balance at October 31, 2004	341,652	$19.54
Granted	—	—
Exercised	—	—
Forfeited	(5,291)	19.11

Unexercised balance at April 30, 2005	336,361	$19.55

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2005

(Unaudited)

Optical Cable Corporation uses stock incentives to increase the personal financial interest employees have in the future success of the Company, thereby stimulating the efforts of these employees and strengthening their desire to remain with the Company. The Company reserved 750,000 shares of common stock for issuance pursuant to the Optical Cable Corporation 1996 Stock Incentive Plan (the “1996 Plan”). As of April 30, 2005, there were approximately 7,400 additional shares available for grant under the 1996 Plan.

On March 29, 2005, the Company’s shareholders approved the Optical Cable Corporation 2005 Stock Incentive Plan (the “2005 Plan”) that was recommended for approval by the Company’s Board of Directors. The 2005 Plan is intended to be the successor to the 1996 Plan. The Company has reserved 1,000,000 shares of common stock for issuance pursuant to the 2005 Plan. As of April 30, 2005, no shares had been granted under the 2005 Plan.

On December 30, 2003, restricted stock awards under the 1996 Plan totaling 149,000 shares were approved by the Compensation Committee of the Board of Directors of the Company. These shares are considered outstanding for all purposes and have full voting rights, as of the date of grant. The shares vest in equal amounts quarterly over almost four years. The first vesting date occurred on January 31, 2004. The Company records compensation expense ratably over the vesting period equal to the number of shares multiplied by the closing price of the Company’s common stock of $6.60 on the date of grant.

On December 17, 2004, restricted stock awards under the 1996 Plan totaling 191,000 shares were approved by the Compensation Committee of the Board of Directors of the Company. These shares are considered outstanding for all purposes and have full voting rights, as of the date of grant. Generally, 80% of the shares will vest based on the passage of time, with the corresponding expense recognized ratably over the vesting period. The expense for the time-based shares will equal the number of shares vested during a period multiplied by the closing price of the Company’s common stock of $5.63 on the date of grant. The first vesting date for the time-based shares occurred on January 31, 2005 with the maximum vesting period being almost six years. The remaining 20% of the shares are generally eligible to vest over six years if the management team is able to provide total shareholder return (in terms of increase in share price plus dividends) of at least 20% greater than the return of the Russell 2000® index. Greater shareholder returns can accelerate vesting, but the shares cannot vest more quickly than over four years. The first possible vesting date for these performance-based shares is October 31, 2005. Failure to meet the performance criteria required for vesting will result in the shares being forfeited. The Company will recognize expense on the performance-based shares each quarter using an estimate of the shares expected to vest multiplied by the closing price of the Company’s common stock of $5.63 on the date of grant. U.S. generally accepted accounting principles requires that any previously recognized compensation cost shall not be reversed if the shares are forfeited as a result of not meeting the performance measure.

The Company recorded compensation expense related to its restricted stock awards totaling $111,129 and $222,258, respectively, during the three months and six months ended April 30, 2005 and $61,463 and $122,926, respectively, during the three months and six months ended April 30, 2004.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2005

(Unaudited)

Restricted stock award activity during the six months ended April 30, 2005 consisted of a grant of 191,000 shares and 1,859 shares forfeited or withheld for taxes.

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

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the six months ended April 30, 2005 and 2004 follows:

	Six Months Ended April 30,
	2005	2004
Balance at beginning of period	$464,963	$462,981
Bad debt expense (recovery)	24,214	(24,688)
Losses charged to allowance	—	(12,658)
Recoveries added to allowance	1,150	4,212

Balance at end of period	$490,327	$429,847

A prior distributor for the Company filed for protection from its creditors under bankruptcy laws in January 2001. The Company wrote off approximately $2,191,000 for estimated uncollectible accounts receivable from this distributor during the year ended October 31, 2001. The Company has received offers to sell its claim against the bankrupt estate of this distributor. Currently, the Company is in receipt of an offer to purchase the claim for $336,960. At this time, the Company has decided not to sell its claim in the bankruptcy proceeding. A subsequent recovery, if any, will be recognized when payment is received, in accordance with U.S. generally accepted accounting principles.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2005

(Unaudited)

(4)	Inventories

Inventories as of April 30, 2005 and October 31, 2004 consisted of the following:

	April 30, 2005	October 31, 2004
Finished goods	$2,964,665	$1,982,113
Work in process	1,818,383	1,210,748
Raw materials	3,319,150	3,284,415
Production supplies	62,991	71,486

	$8,165,189	$6,548,762

(5)	Note Receivable

During the three months ended April 30, 2005, the Company agreed to loan $300,000 to an unaffiliated company (the “Borrower”) that the Company believes may enable it to eventually expand its product offering. As of April 30, 2005, the Company advanced $150,000 and included the note receivable in other assets, net on the accompanying condensed balance sheets. The Company advanced the remaining $150,000 in May 2005. The note receivable, which matures June 30, 2006, is collateralized by all of the Borrower’s tangible and intangible property and bears interest at six percent (6%) per annum. In connection with the loan, the Company was issued a warrant by the Borrower to purchase a fifty-five percent (55%) equity interest in the Borrower on a fully diluted, as converted basis, for a specified purchase price. The warrant expires on June 30, 2006 if it has not been exercised. In addition, the Company was granted the right to purchase all other outstanding equity of the Borrower at various times from 2009 through 2012, conditioned upon the Company’s exercise of the warrant or the Borrower’s failure to repay the loan when due. The Borrower has agreed to reimburse the Company for certain closing costs related to the transaction. Accordingly, the Company has recorded $30,000 in other receivables, which does not bear interest, related to those closing costs, all of which had been incurred as of April 30, 2005.

(6)	Product Warranties

The Company generally warrants its products against certain manufacturing and other defects in material and workmanship. These product warranties are provided for specific periods of time and are applicable assuming the product has not been subjected to misuse, improper installation, negligence, or shipping damage. As of April 30, 2005 and October 31, 2004, the Company’s accrual for estimated product warranty claims totaled $150,000 and is included in accounts payable and accrued expenses. Warranty claims expense includes the costs to investigate claims and potential claims, and the costs to replace and/or repair product pursuant to claims. The accrued product warranty costs are based primarily on historical experience of actual warranty claims and costs as well as current information with respect to potential warranty claims and costs. Warranty claims expense for the three months and six months ended April 30, 2005 totaled $87,918 and $147,961, respectively. Warranty claims expense for the three months and six months ended April 30, 2004 totaled $108,219 and $149,725, respectively.

The following table summarizes the changes in the Company’s accrual for product warranties during the six months ended April 30, 2005 and 2004:

	Six Months Ended April 30,
	2005	2004
Balance at beginning of period	$150,000	$150,000
Liabilities accrued for warranties issued during the period	151,383	155,138
Warranty claims paid during the period	(147,961)	(179,725)
Changes in liability for pre-existing warranties during the period	(3,422)	(5,413)

Balance at end of period	$150,000	$120,000

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2005

(Unaudited)

(7)	Warrants

During fiscal year 2003, the Company issued warrants to class members defined in a consolidated class action lawsuit by the claims administrator for the class members and in accordance with the settlement agreement approved by the United States District Court for the Western District of Virginia on September 23, 2002. Each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $4.88 per share. The warrants will expire October 24, 2007. The total number of warrants to be issued in accordance with the settlement agreement, 250,000 warrants, have been issued by the Company. There were 239,680 warrants outstanding as of April 30, 2005 and October 31, 2004.

(8)	Note Payable to Bank

The Company has a revolving credit facility with Wachovia Bank, National Association. The initial term of the credit facility expired in April 2005, but has been renewed for an additional year. The credit facility provides up to a maximum of $25 million and is collateralized by all of the Company’s tangible and intangible assets and is administered by an affiliate of Wachovia. Borrowings under the credit facility are subject to certain coverage ratios, advance limits and qualifications that are applied to the Company’s accounts receivable, inventory and fixed assets. The Company’s ability to access the full amount of the credit facility depends on the future growth of the Company’s borrowing base. The Company maintains a sweep arrangement with its bank, where at the end of each day, all of the Company’s cash is used to paydown its outstanding note payable to the bank, if any. As of April 30, 2005, the Company had no outstanding borrowings under the credit facility, with approximately $9,371,000 unused and available. As of October 31, 2004, the Company had no outstanding borrowings under the credit facility.

The credit facility bears interest at one-half of one percent (0.50%) per annum above the prime rate (facility rate of 6.25% as of April 30, 2005). The facility also provides a LIBOR based rate at the Company’s option.

In connection with obtaining and amending the credit facility described above, the Company incurred various costs totaling $35,154 and $308,164 during the fiscal years ended October 31, 2003 and 2002, respectively. These financing costs were deferred and were included in other assets, net in the accompanying condensed balance sheets. These deferred financing costs have been amortized to interest expense using the straight-line method, which approximates the effective interest method, over the original life of the credit facility. As of April 30, 2005, these deferred financing costs have been completely amortized.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2005

(Unaudited)

(9)	Net Income Per Share

Basic net income per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company.

The following is a reconciliation of the numerators and denominators of the net income per share computations for the periods presented:

Three Months Ended April 30, 2005	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$363,740	5,797,988	$0.06

Effect of dilutive stock options and warrants	—	6,462

Diluted net income per share	$363,740	5,804,450	$0.06

Three Months Ended April 30, 2004	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$57,002	5,611,198	$0.01

Effect of dilutive stock options and warrants	—	61,527

Diluted net income per share	$57,002	5,672,725	$0.01

Six Months Ended April 30, 2005	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$586,425	5,748,968	$0.10

Effect of dilutive stock options and warrants	—	14,395

Diluted net income per share	$586,425	5,763,363	$0.10

Six Months Ended April 30, 2004	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$101,108	5,561,572	$0.02

Effect of dilutive stock options and warrants	—	61,334

Diluted net income per share	$101,108	5,622,906	$0.02

Stock options that could potentially dilute net income per share in the future that were not included in the computation of diluted net income per share (because to do so would have been antidilutive for the periods presented) totaled 331,362 for the three months and six months ended April 30, 2005 and 368,868 for the three months and six months ended April 30, 2004.

(10)	Segment Information and Business and Credit Concentrations

The Company has a single reportable segment for purposes of segment reporting.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2005

(Unaudited)

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of April 30, 2005 and October 31, 2004 have been adequately provided for in the condensed financial statements.

For the three months ended April 30, 2005 and 2004, 15.3% and 20.0%, respectively, of net sales were attributable to one major domestic distributor. For the six months ended April 30, 2005 and 2004, 14.3% and 16.3% of net sales were attributable to this distributor. For the six months ended April 30, 2005, 10.2% of our net sales were attributable to another domestic customer. No other single customer accounted for more than 10% of our net sales during the second quarter of fiscal years 2005 or 2004 or the six months ended April 30, 2005 or 2004. For the six months ended April 30, 2005 and 2004, approximately 86% and 84%, respectively, of net sales were from customers located in the United States, while approximately 14% and 16%, respectively, were from international customers.

(11)	Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

This Form 10-Q may contain certain “forward-looking” information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to risks and uncertainties that may cause actual events to differ materially from our expectations. Factors that could cause or contribute to such differences include, but are not limited to, the level of sales to key customers, including distributors; the economic conditions affecting network service providers; corporate spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber); our dependence on a single manufacturing facility; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing; our dependence on a limited number of suppliers; an adverse outcome in litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in regulatory reviews and audits and potential regulatory reviews and audits; further adverse changes in laws and regulations associated with the extraterritorial income exclusion; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; economic conditions that affect the telecommunications sector, certain technology sectors or the economy as a whole; terrorist attacks or acts of war, particularly given the acts of terrorism against the United States and subsequent military responses by the United States, and any potential future military conflicts; ability to retain key personnel; our ability to successfully implement planned changes to our information technology systems and manufacturing processes; the impact of changes in accounting policies, including those by the Securities and Exchange Commission and the Public Company Accounting Oversight Board; our ability to successfully comply with, and the cost of compliance with, the provisions of section 404 of the Sarbanes-Oxley Act of 2002; impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; impact of weather or natural disasters in the areas of the world in which we operate and market our products; changes in market demand, exchange rates, productivity, or market and economic conditions in the areas of the world in which we operate and market our products, and our success in managing the risks involved in the foregoing.

We caution readers that the foregoing list of important factors is not exclusive and we incorporate by reference those factors included in current reports on Form 8-K.

Dollar amounts presented in the following discussion have been rounded to the nearest hundred thousand, unless the amounts are less than one million, in which case the amounts have been rounded to the nearest thousand.

Overview

During the second quarter of our 2005 fiscal year, net sales, gross profit margin and net income all increased when compared to the same period last year. Net sales increased 9.0% to $11.6 million during the second quarter of fiscal 2005, up from $10.7 million during the same period last year. Net sales increased 13.7% for the six months ended April 30, 2005 when compared to the same period in 2004. Gross profit margin increased to 40.7% during the second quarter of fiscal 2005, compared to 39.2% during the same period last year. For the six month period, gross profit margin increased to 41.0% in 2005 compared to 39.1% for the same period in 2004. Net income increased 538.1% to $364,000, or $0.06 per basic and diluted share, during the second quarter of fiscal 2005, from $57,000, or $0.01 per basic and diluted share, for the comparable period last year. Net income increased 480.0% to $586,000, or $0.10 per basic and diluted share, from $101,000, or $0.02 per basic and diluted share, for the first six months of fiscal 2004.

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

We sell our products internationally and domestically through our sales force to our customers, which include major distributors, regional distributors and various smaller distributors and original equipment manufacturers. International net sales were 13% and 14% of total net sales for the three months ended April 30, 2005 and 2004, respectively. International net sales were 14% and 16% of total net sales for the six months ended April 30, 2005 and 2004, respectively. Substantially all of our international sales are denominated in U.S. dollars. The decrease in the percentage of international net sales in the first six months of 2005 compared to the same period last year is the result of increases in domestic sales while international sales decreased approximately 5.4%. By comparison, international net sales were 19% for our fiscal year ended October 31, 2004. Fluctuations in the percentage of international net sales from period to period occur based on the timing of large international and domestic orders, coupled with the impact of increases or decreases in domestic sales.

Net sales consist of gross sales of products less discounts, refunds and returns. Revenue is recognized at the time of product shipment or delivery to the customer (including distributors) provided that the customer takes ownership and assumes risk of loss, based on shipping terms. During the second quarters of fiscal years 2005 and 2004, respectively, 15.3% and 20.0% of our net sales were attributable to one major domestic distributor. For the six months ended April 30, 2005 and 2004, 14.3% and 16.3%, respectively, of net sales were attributable to this distributor. For the six months ended April 30, 2005, 10.2% of our net sales were attributable to another domestic customer. No other single customer accounted for more than 10% of our net sales during the second quarters of fiscal years 2005 or 2004 or the six months ended April 30, 2005 or 2004.

A significant percentage of the selling price of our fiber optic cable is based on the cost of raw materials used. Single-mode fiber is less expensive than multimode fiber, and consequently single-mode fiber optic cables have a lower per unit selling price than comparable multimode fiber optic cables. We believe that the long-haul, metropolitan and access markets are predominantly the users of single-mode fiber optic cable, but that increasingly, single-mode fiber optic cable is also being used for short- to moderate-distance installations where higher bandwidth is required. However, any trend toward the use of single-mode fiber optic cables in such other installations may be slowed to the extent that 50 micron 1 gigabit and 10 gigabit multimode fiber optic cables are used to satisfy current bandwidth demands. To the extent that our sales mix shifts toward single-mode cables, we will generally have to increase the volume of our cable sales to maintain our current level of net sales.

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

Selling, general and administrative expenses, also referred to as “SG&A expenses,” consist of the compensation costs for sales and marketing personnel, shipping costs, travel expenses, customer support expenses, trade show expenses, advertising, bad debt expense, the compensation costs for administration and management personnel, as well as legal and accounting fees and costs incurred to settle litigation or claims and other actions against us.

Results of Operations

The following table sets forth and highlights fluctuations in selected line items from our condensed statements of income for the periods indicated:

	Three Months Ended April 30,		Percent Change	Six Months Ended April 30,		Percent Change
	2005	2004		2005	2004
Net Sales	11,609,000	10,653,000	9.0%	22,749,000	20,003,000	13.7%
Gross Profit	4,729,000	4,175,000	13.3%	9,318,000	7,819,000	19.2%
SG&A Expenses	4,136,000	4,057,000	1.9%	8,360,000	7,597,000	10.0%
Net Income	364,000	57,000	538.1%	586,000	101,000	480.0%

Three Months Ended April 30, 2005 and 2004

Net Sales

Net sales increased 9.0% to $11.6 million for the second quarter of fiscal year 2005 from $10.7 million for the same period in 2004. Sequentially, net sales for the second quarter of fiscal 2005 increased 4.2% compared to net sales of $11.1 million during the first quarter of fiscal 2005. We believe we will experience the same seasonality pattern in net sales during the second half of fiscal year 2005 as experienced by us during fiscal years 2004 and 2003. Specifically, we expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year. We believe this seasonality pattern may be partially due to the construction cycles and budgetary considerations of our customers. Further, we believe our market segment initiatives and other ongoing initiatives have contributed to the overall increase in sales when comparing the second quarter of 2005 to the second quarter of 2004.

During the second quarter of 2005, we experienced a decrease in fiber meter volumes shipped compared to the second quarter of 2004, but also an increase in cable meters shipped. At the same time, we experienced an increase in product mix for cable containing single-mode fiber (which typically has a lower relative sales price), compared to cable containing multimode fiber (which typically has a higher relative sales price) when compared to the second quarter of 2004. While we experienced both decreased fiber meter volumes shipped and an increase in product mix for cable containing single-mode fiber, we also increased the number of cable meters shipped and experienced increases in average selling prices. The increase in product mix for cable containing single-mode fiber and the decrease in fiber meter volumes shipped was not significant enough to outweigh the impact of these higher average selling prices and increased cable meters shipped.

Gross Profit

Gross profit increased 13.3% to $4.7 million for the second quarter of 2005 from $4.2 million for the same period in 2004. Gross profit margin, or gross profit as a percentage of net sales, increased to 40.7% for the second quarter of 2005 from 39.2% for the second quarter of 2004. By comparison, gross profit margin was 41.2% in the first quarter of 2005. The slightly higher gross profit margins during the second quarter of 2005 compared to the second quarter of 2004 were the result of the sale of a mix of products with higher margins during the second quarter of 2005.

Selling, General, and Administrative Expenses

SG&A expenses were $4.1 million in the second quarters of both fiscal years 2005 and 2004. SG&A expenses as a percentage of net sales were 35.6% in the second quarter of 2005 compared to 38.1% in the second quarter of 2004. The lower percentage in the second quarter of fiscal 2005 reflects the fact that SG&A expenses increased by only $79,000 compared to the second quarter of fiscal 2004 while net sales increased $956,000 during the same period. Increases in compensation costs and shipping costs were offset by decreases in marketing expenses when comparing the second quarter of fiscal year 2005 to the same period in 2004.

Compensation costs have increased as a result of increases in commissions as net sales have increased and increases in employee incentives targeted to improve financial results (including restricted stock grants), consistent with our expectations.

Other Expense, Net

Other expense, net decreased to $21,000 in the second quarter of 2005 from $30,000 in the second quarter of 2004. The decrease was primarily due to a decrease in interest expense. Although we did not need to use our credit facility for either working capital or capital expenditures during the second quarters of fiscal year 2005 or 2004, we recognized interest expense related to the amortization of the deferred financing costs associated with obtaining and amending our credit facility. The deferred financing costs were included in other assets, net in the accompanying condensed balance sheets and have been amortized to interest expense using the straight-line method, which approximates the effective interest method, over the original life of the credit facility. As of April 30, 2005, these deferred financing costs have been completely amortized. Additional information describing our credit facility can be found in our discussion of “Liquidity and Capital Resources.”

Income Before Income Tax Expense

We reported income before income tax expense of $572,000 for the second quarter of fiscal year 2005 compared to $88,000 for the second quarter of fiscal year 2004. This increase was primarily due to an increase in gross profit of $555,000 in the second quarter of fiscal year 2005, partially offset by the slight increase in SG&A expenses totaling $79,000 in the second quarter of 2005.

Income Tax Expense

Income tax expense totaled $208,000 for the second quarter of fiscal year 2005 compared to $31,000 for the second quarter of fiscal year 2004. This increase results from the increase in income before income tax expense as well as an increase due to a change in our expected effective tax rate for 2005 compared to 2004. Our effective tax rate was 36.4% in the second quarter of 2005 compared to 35.3% in the second quarter of 2004.

Fluctuations in our effective tax rates are due primarily to the amount and timing of various tax deductions and benefits, including our Extraterritorial Income Exclusion, also referred to as “EIE,” which exempts from federal income taxation a portion of the net profit realized from sales outside the United States of products manufactured in the United States. The EIE is calculated by a complex analysis of all export sales and profits for the tax year. Fluctuations in the ratio of export sales and profitability to total sales and profitability create changes in the EIE. Additionally, the EIE benefit is being phased out beginning in calendar year 2005 as described in more detail below, which adversely impacted our effective tax rate during the second quarter of fiscal year 2005.

The World Trade Organization has ruled against the United States’ EIE regime. In the ruling, the World Trade Organization gave permission to the European Union to sanction tariffs on certain products manufactured in the United States if the EIE regime was not repealed. The American Jobs Creation Act of 2004, also referred to as the”Jobs Act”, generally repeals the EIE regime for transactions after December 31, 2004. The Jobs Act continues to extend EIE benefits at a reduced rate for two additional years, and continues EIE benefits indefinitely for transactions pursuant to a binding contract in effect on September 17, 2003. The binding contract exception may constitute a violation of the applicable trade agreements because such an exception would maintain EIE benefits. After Congress approved the Jobs Act in October 2004, a European Union official indicated that the European Union might look unfavorably on legislation that contains a transition period. Therefore, it is not certain whether the European Union will terminate its countermeasures as a result of enactment of the Jobs Act. As passed, the Jobs Act provides transition relief by allowing taxpayers to retain a portion of their otherwise-applicable EIE benefits: 100% for transactions during calendar year 2004, 80% for transactions during calendar year 2005 and 60% for transactions during calendar year 2006.

Net Income

Net income for the second quarter of 2005 was $364,000 compared to $57,000 for the second quarter of 2004. This increase was due primarily to the increase in income before income tax expense of $484,000 when comparing the second quarter of 2005 with the same period in 2004, partially offset by the increase in income tax expense of $177,000 when comparing the second quarter of fiscal year 2005 to the second quarter of fiscal year 2004.

Six Months Ended April 30, 2005 and 2004

Net Sales

Net sales increased 13.7% to $22.7 million for the first half of fiscal year 2005 from $20.0 million for the same period in 2004. We believe we will experience the same seasonality pattern in net sales during the second half of fiscal year 2005 as experienced by us during fiscal years 2004 and 2003. Specifically, we expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year. We believe this seasonality pattern may be partially due to the construction cycles and budgetary considerations of our customers. Further, we believe our market segment initiatives and other ongoing initiatives have contributed to the overall increase in sales when comparing the first half of fiscal 2005 to the same period in 2004.

During the six months ended April 30, 2005, we experienced an increase in fiber meter volumes shipped and an increase in cable meters shipped compared to the comparable period in 2004. At the same time, we experienced an increase in product mix for cable containing single-mode fiber, compared to cable containing multimode fiber. The increase in product mix for cable containing single-mode fiber was not significant enough to outweigh the increased volumes of fiber and cable.

Gross Profit

Gross profit increased 19.2% to $9.3 million for the first half of 2005 from $7.8 million for the same period in 2004. Gross profit margin, or gross profit as a percentage of net sales, increased to 41.0% in first half of 2005 from 39.1% in the first half of 2004. The increase in gross profit margin during the first half of 2005 was the result of the sale of a mix of products with higher margins in the first half of fiscal 2005.

Selling, General, and Administrative Expenses

SG&A expenses increased 10.0% to $8.4 million in the first half of 2005 from $7.6 million for the same period last year. SG&A expenses as a percentage of net sales were 36.8% for the six months ended April 30, 2005 compared to 38.0% for the same period in 2004. The lower percentage in 2005 reflects the fact that SG&A expenses only increased $763,000 compared to 2004 while net sales increased $2.7 million during the same period. The increase in SG&A expenses during the first half of 2005 compared to the same period last year was primarily due to: employee compensation costs, professional fees (including legal and accounting fees), shipping costs associated largely with increased sales, and other administrative expenses. During the first half of fiscal 2005, we also incurred expenses in connection with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Compensation costs have increased as a result of increases in commissions as net sales have increased and increases in employee incentives targeted to improve financial results (including restricted stock grants), consistent with our expectations.

Other Expense, Net

Other expense, net decreased to $30,000 in the first half of 2005 from $66,000 in the first half of 2004. The decrease was primarily due to an increase in interest income during the first half of 2005 when compared to 2004, and changes resulting from the foreign exchange rate used to settle outstanding foreign accounts receivable during the first half of 2005 when compared to 2004.

Income Before Income Tax Expense

We reported income before income tax expense of $928,000 for the first half of fiscal year 2005 compared to $156,000 for the first half of fiscal year 2004. This increase was primarily due to an increase in gross profit of $1,499,000 in the first half of fiscal year 2005, partially offset by the increase in SG&A expenses totaling $763,000 in the first half of 2005.

Income Tax Expense

Income tax expense totaled $341,000 for the first half of fiscal year 2005 compared to $55,000 for the same period in fiscal 2004. This increase results from the increase in income before income tax expense as well as an increase due to a change in our expected effective tax rate for 2005 compared to 2004. Our effective tax rate was 36.8% in the first half of 2005 compared to 35.2% in the first half of 2004.

Fluctuations in our effective tax rates are due primarily to the amount and timing of various tax deductions and benefits, including our Extraterritorial Income Exclusion, also referred to as “EIE,” which exempts from federal income taxation a portion of the net profit realized from sales outside the United States of products manufactured in the United States. The EIE is calculated by a complex analysis of all export sales and profits for the tax year. Fluctuations in the ratio of export sales and profitability to total sales and profitability create changes in the EIE. Additionally, the EIE benefit is being phased out beginning in calendar year 2005 as described in more detail previously, which adversely impacted our effective tax rate during the first half of fiscal year 2005.

Net Income

Net income for the first half of 2005 was $586,000 compared to $101,000 for the first half of 2004. This increase was due primarily to the increase in income before income tax expense of $772,000, partially offset by the increase in income tax expense of $286,000 when comparing the first half of fiscal year 2005 to the first half of 2004.

Financial Condition

Total assets increased $392,000, or 1.2%, to $32.5 million at April 30, 2005, from $32.1 million at October 31, 2004. This increase was primarily due to a $1.6 million increase in inventories, partially offset by a $1.2 million decrease in cash. We have increased inventories, particularly finished goods inventory, in an effort to maintain optimal stocking levels in response to our expectations regarding customer requirements and in anticipation of increased net sales during the second half of the year due to seasonality. Further detail regarding the decrease in cash is provided in our discussion of “Liquidity and Capital Resources.”

Total liabilities decreased $419,000, or 9.4%, to $4.0 million at April 30, 2005, from $4.4 million at October 31, 2004. This decrease was primarily due to a $646,000 decrease in accrued compensation and payroll taxes as a result of the payment of certain incentive compensation related to fiscal year 2004 during the first half of fiscal 2005. This decrease was partially offset by a $297,000 increase in income taxes payable.

Total shareholders’ equity at April 30, 2005 increased $811,000, or 2.9% in the first half of fiscal 2005. The increase resulted from stock-based compensation totaling $225,000 and net income retained of $586,000.

Liquidity and Capital Resources

Our primary capital needs during the first half of fiscal 2005 have been to fund working capital requirements and capital expenditures. Our primary source of capital for these purposes has been cash provided from operations and cash on hand. As of April 30, 2005 and October 31, 2004, we had no outstanding balance under our bank line of credit.

Our cash totaled $3.1 million as of April 30, 2005, a decrease of $1.2 million compared to $4.3 million as of October 31, 2004. We maintain a sweep account arrangement with our bank, where at the end of each day all of our cash is used to paydown our outstanding note payable to the bank, if any. The decrease in cash for the six months ended April 30, 2005, primarily resulted from capital expenditures made during the first half of fiscal year 2005.

On April 30, 2005, we had working capital of $15.9 million compared to $15.4 million as of October 31, 2004. The ratio of current assets to current liabilities as of April 30, 2005, was 4.9 to 1, compared to 4.5 to 1 as of October 31, 2004.

Net cash used in operating activities was $190,000 in the first half of fiscal year 2005, compared to cash provided by operating activities of $182,000 in the first half of 2004. Net cash used in operating activities during the first half of 2005 primarily resulted from an increase in inventories in the amount of $1.6 million and a decrease in accounts payable and accrued expenses, including accrued compensation and payroll taxes totaling $828,000, partially offset by adjustments to reconcile net income to net cash used in operating activities, including depreciation and amortization of $588,000 and stock-based compensation expense of $225,000. Net cash provided by operating activities during the first half of fiscal year 2004 primarily resulted from net income retained of $101,000 plus net adjustments to reconcile net income to net cash provided by operating activities, including depreciation, amortization and accretion of $497,000, and a decrease in income taxes refundable of $162,000, partially offset by an increase in trade accounts receivable of $270,000 and an increase in inventories of $353,000, a decrease in accounts payable and accrued expenses of $211,000 and a decrease in accrued compensation and payroll taxes of $248,000.

Net cash used in investing activities totaled $1.1 million in the first half of fiscal year 2005, compared to $378,000 in the first half of fiscal year 2004. Net cash used in investing activities during the first half of fiscal year 2005 resulted primarily from the purchase of property and equipment and deposits for the purchase of property and equipment. Net cash used in investing activities for the first half of fiscal year 2004 resulted entirely from purchases of property and equipment.

Net cash provided by financing activities was $18,000 in the first half of 2004 and resulted entirely from proceeds received from the exercise of warrants.

We have a revolving credit facility with Wachovia Bank, National Association. The initial term of the credit facility expired in April 2005, but has been renewed for an additional year. The credit facility provides up to a maximum of $25 million and is collateralized by all of our tangible and intangible assets and is administered by an affiliate of Wachovia. Borrowings under the credit facility are subject to certain coverage ratios, advance limits and qualifications that are applied to our accounts receivable, inventory and fixed assets. Our ability to access the full amount of the credit facility depends on the future growth of our borrowing base. We maintain sweep arrangement with our bank, where at the end of each day, all of our cash is used to paydown our outstanding note payable to the bank, if any. As of April 30, 2005, we had no outstanding borrowings under the credit facility, with approximately $9.4 million unused and available.

The credit facility bears interest at one-half of one percent (0.50%) per annum above the prime rate (facility rate of 6.25% as of April 30, 2005). The facility also provides a LIBOR based rate at our option.

In connection with obtaining and amending the credit facility described above, we incurred various costs totaling $35,000 and $308,000 during the fiscal years ended October 31, 2003 and 2002, respectively. These financing costs were deferred and were included in other assets, net in the accompanying condensed balance sheets. These deferred financing costs have been amortized to interest expense using the straight-line method, which approximates the effective interest method through April 2005 (the original life of the credit facility). As of April 30, 2005, these deferred financing costs have been completely amortized. The costs of any future amendments will be amortized over the remaining life of the credit facility.

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

A prior distributor for us filed for protection from its creditors under bankruptcy laws in January 2001. We wrote off approximately $2.2 million for estimated uncollectible accounts receivable from this distributor for the year ended October 31, 2001. We have received offers to sell our claim against the bankrupt estate of this distributor. Currently, we are in receipt of an offer to purchase the claim for $336,960. At this time, we have decided not to sell our claim in the bankruptcy proceeding. A subsequent recovery, if any, will be recognized when payment is received, in accordance with U.S. generally accepted accounting principles.

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

The agreement was amended in December 2002 to significantly reduce the amount of our total fiber purchase commitment. This supply agreement, as amended, sets forth certain quantities to be purchased in calendar years 2003, 2004 and 2005. However, the supply agreement allows us to carry over the purchase commitment of any year to future years without penalty in the event the target quantities in any year are not met; provided that the aggregate amount of the purchase commitment under the supply agreement must be satisfied by December 31, 2005. This agreement was further amended in August 2004 to indicate that any excess purchases in any year shall reduce the Company’s purchase quantity obligations in future years.

We believe that the fiber purchase commitments are consistent with our expected requirements. Additionally, we believe we have adequate alternative sources of fiber in the event this supplier is unable to fulfill its commitment to us. As a result, we also believe our business is not substantially dependent upon any one optical fiber supplier.

Note Receivable

During the three months ended April 30, 2005, we agreed to loan $300,000 to an unaffiliated company (the “Borrower”). As of April 30, 2005, we advanced $150,000 and included the note receivable in other assets, net on the accompanying condensed balance sheets. We advanced the remaining $150,000 in May 2005.

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

Note 1 to the annual financial statements filed with our Annual Report on Form 10-K for fiscal year 2004 provides a summary of our significant accounting policies. The following are areas requiring significant judgments and estimates due to uncertainties as of the reporting date: revenue recognition, trade accounts receivable and the allowance for doubtful accounts, inventories, long-lived assets, and commitments and contingencies.

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

Economic useful life is the duration of time the asset is expected to be productively employed by us, which may be less than its physical life. Management’s assumptions on wear and tear, obsolescence, technological advances and other factors affect the determination of estimated economic useful life. The estimated economic useful life of an asset is monitored to determine if it continues to be appropriate in light of changes in business circumstances. For example, technological advances or excessive wear and tear may result in a shorter estimated useful life than originally anticipated. In such a case, we would depreciate the remaining net book value of an asset over the new estimated remaining life, thereby increasing depreciation expense per year on a prospective basis. Over the past three years, changes in economic useful life assumptions have not had a material impact on our reported results.

We must also consider similar issues when determining whether or not an asset has been impaired to the extent that we must recognize a loss on such impairment.

Commitments and Contingencies

Management views accounting for contingencies as a critical accounting estimate since loss contingencies arising from product warranties and defects, claims, assessments, litigation, fines and penalties and other sources require judgment as to any probable liabilities incurred. For example, accrued product warranty costs recorded by us are based primarily on historical experience of actual warranty claims and costs as well as current information with respect to warranty claims and costs. Actual results could differ from the expected results determined based on such estimates.

Quantitative and Qualitative Disclosures About Market Risk

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of April 30, 2005, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123R is a revision of FASB SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123R, as amended by a rule adopted by the SEC on April 14, 2005, are effective for public entities that do not file as small business issuers as of the beginning of the fiscal year that begins after June 15, 2005. We are currently evaluating the impact of SFAS No. 123R on our financial position, results of operations and liquidity, but because SFAS No. 123R does not allow for a prospective method of application, we expect to experience a negative impact on our financial position and results of operations during our 2006 fiscal year. The negative impact would be created due to the fact that we have previously issued employee stock options, all of which were issued prior to July 2002, for which no expense has been recognized which will not be fully vested as of the amended effective date of SFAS No. 123R.

As of June 9, 2005, there are no new accounting standards issued, but not yet adopted by us, which are expected to be applicable to our financial position, operating results or financial statement disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of April 30, 2005, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 4. Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2005. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and that there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The following information is furnished for matters submitted to a vote of security holders during the three months ended April 30, 2005:

(a)	The Annual Meeting of Shareholders of Optical Cable Corporation was held on March 29, 2005.

(b)	The name of each director elected at the meeting follows:

Neil D. Wilkin, Jr.

Luke J. Huybrechts

Randall H. Frazier

John M. Holland

Craig H. Weber

John B. Williamson, III

The above-named directors constitute the entire board of directors and there are no other directors continuing their term who were not up for re-election.

(c)	A brief description of each matter voted upon at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, including a separate tabulation with respect to each nominee for office follows:

1.	To elect the following six directors to serve for the terms of office specified in the proxy statement and until their successors are duly elected and qualified.

Director	Votes for	Votes against	Votes abstaining	Broker non-votes
Neil D. Wilkin, Jr.	5,057,792	—	516,920	—
Luke J. Huybrechts	5,058,651	—	516,061	—
Randall H. Frazier	5,054,165	—	520,547	—
John M. Holland	5,056,943	—	517,769	—
Craig H. Weber	5,053,983	—	520,729	—
John. B. Williamson, III	5,279,893	—	294,819	—

2.	To adopt the 2005 Stock Incentive Plan and approve the reservation of 1,000,000 common shares of the Company for issuance under the 2005 Stock Incentive Plan.

Votes for	Votes against	Votes abstaining	Broker non-votes
2,063,895	863,798	23,388	—

3.	To approve the Amended 2004 Non-employee Directors Stock Plan.

Votes for	Votes against	Votes abstaining	Broker non-votes
2,401,941	521,849	27,291	—

PART II. OTHER INFORMATION

4.	To ratify the selection of KPMG LLP as the independent registered public accounting firm for the Company.

Votes for	Votes against	Votes abstaining	Broker non-votes
5,496,446	55,879	22,387	—

PART II. OTHER INFORMATION

Item 6. Exhibits

The exhibits listed on the Exhibit Index are filed as part of, and incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: June 14, 2005	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: June 14, 2005	/s/ Tracy G. Smith
Tracy G. Smith
Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
Exhibit 3.1	Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated herein by reference to Exhibit 1 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

Exhibit 3.2	Bylaws of Optical Cable Corporation, as amended (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

Exhibit 4.1	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

Exhibit 4.2	Rights Agreement dated as of November 2, 2001 (incorporated herein by reference to Exhibit 4 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

Exhibit 4.3	Form of certificate representing preferred share purchase right (incorporated herein by reference to Exhibit 5 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

Exhibit 4.4	Warrant Agreement dated as of October 24, 2002 (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filing with the Commission on February 11, 2003).

Exhibit 4.5	Form of warrant certificate (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed with the Commission on February 11, 2003).

Exhibit 10.1*	Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated herein by reference to Exhibit 10.1 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

Exhibit 10.2*	Employment Agreement dated December 10, 2004 by and between Optical Cable Corporation and Tracy G. Smith (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2005 (file number 0-27022)).

Exhibit 10.3*	Employment Agreement by and between Optical Cable Corporation and Luke J. Huybrechts effective November 1, 2002 (incorporated herein by reference to Exhibit 10.2 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

Exhibit 10.4*	Employment Agreement by and between Optical Cable Corporation and Charles W. Carson effective January 2, 2003 (incorporated herein by reference to Exhibit 10.3 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

Exhibit 10.5*	Optical Cable Corporation Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 1998 (file number 0-27022)).

Exhibit 10.6*	Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-8 No. 333-09733).

Exhibit 10.7*	Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

Exhibit 10.8*	Form of December 17, 2004 time vesting restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 24, 2005).

Exhibit 10.9*	Form of December 17, 2004 performance vesting restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 24, 2005).

Exhibit 10.10*	Form of award agreement under the Optical Cable Corporation 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2004).

Exhibit 10.11*	Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

Exhibit 11.1	Statement regarding computation of per share earnings (incorporated by reference to note 9 of the Notes to the Condensed Financial Statements contained herein).

Exhibit 31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

Exhibit 31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

Exhibit 32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

Exhibit 32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.