Form 10-Q
period 2005-07-31
OPTICAL CABLE CORP
filed 2005-09-07
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 1, 2005, 5,805,145 shares of the registrant’s common stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Nine Months Ended July 31, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPTICAL CABLE CORPORATION

Condensed Balance Sheets

	(Unaudited)
	July 31, 2005	October 31, 2004
Assets
Current assets:
Cash	$3,682,734	$4,341,956
Trade accounts receivable, net of allowance for doubtful accounts of $479,265 at July 31, 2005 and $464,963 at October 31, 2004	7,238,582	8,210,166
Other receivables	210,518	83,870
Inventories	9,127,864	6,548,762
Prepaid expenses	489,804	465,894
Deferred income taxes	89,113	146,562

Total current assets	20,838,615	19,797,210

Property and equipment, net	12,292,709	11,619,254
Other assets, net	610,990	54,663
Deferred income taxes	409,519	641,780

Total assets	$34,151,833	$32,112,907

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,844,185	$2,343,201
Accrued compensation and payroll taxes	1,771,506	1,954,679
Income taxes payable	522,377	139,606

Total current liabilities	5,138,068	4,437,486

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 5,804,033 shares at July 31, 2005 and 5,608,123 at October 31, 2004	1,794,559	1,433,351
Retained earnings	27,219,206	26,242,070

Total shareholders’ equity	29,013,765	27,675,421
Commitments and contingencies

Total liabilities and shareholders’ equity	$34,151,833	$32,112,907

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statements of Income

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2005	2004	2005	2004
Net sales	$11,348,373	$11,265,029	$34,097,053	$31,267,634
Cost of goods sold	7,071,110	6,694,601	20,501,664	18,878,094

Gross profit	4,277,263	4,570,428	13,595,389	12,389,540

Selling, general and administrative expenses	3,704,451	4,040,251	12,064,851	11,637,719

Income from operations	572,812	530,177	1,530,538	751,821

Other income (expense), net:
Interest income	4,345	8,201	24,981	16,122
Interest expense	—	(36,680)	(54,663)	(104,384)
Other, net	8,802	(9,538)	13,008	(15,285)

Other income (expense), net	13,147	(38,017)	(16,674)	(103,547)

Income before income tax expense	585,959	492,160	1,513,864	648,274

Income tax expense	195,248	174,373	536,728	229,379

Net income	$390,711	$317,787	$977,136	$418,895

Net income per share:
Basic	$0.07	$0.06	$0.17	$0.08

Diluted	$0.07	$0.06	$0.17	$0.07

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statement of Shareholders’ Equity

(Unaudited)

	Nine months ended July 31, 2005
	Common stock		Retained earnings	Total shareholders’ equity
	Shares	Amount
Balances at October 31, 2004	5,608,123	$1,433,351	$26,242,070	$27,675,421

Stock-based compensation	195,417	358,800	—	358,800
Exercise of warrants ($4.88 per share)	493	2,408	—	2,408
Net income	—	—	977,136	977,136

Balances at July 31, 2005	5,804,033	$1,794,559	$27,219,206	$29,013,765

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended July 31,
	2005	2004
Cash flows from operating activities:
Net income	$977,136	$418,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	916,199	739,386
Bad debt expense	12,902	34,216
Deferred income tax expense	289,710	232,977
Stock-based compensation	358,800	209,926
Gain on sale of machinery and equipment	(10,450)	—
(Increase) decrease in:
Trade accounts receivable	963,407	(434,939)
Income taxes refundable	—	241,134
Other receivables	(126,648)	145,718
Inventories	(2,579,102)	(51,810)
Prepaid expenses	(23,910)	(105,343)
Other assets, net	(155,206)	—
Increase (decrease) in:
Accounts payable and accrued expenses	333,698	(417,358)
Accrued compensation and payroll taxes	(183,173)	294,290
Income taxes payable	382,771	—

Net cash provided by operating activities	1,156,134	1,307,092

Cash flows from investing activities:
Purchase of property and equipment	(1,367,705)	(596,046)
Deposits for the purchase of property and equipment	(80,784)	—
Proceeds from sale of property and equipment	5,725	—
Note receivable	(375,000)	—

Net cash used in investing activities	(1,817,764)	(596,046)

Cash flows from financing activities:
Proceeds from exercise of warrants	2,408	19,993

Net cash provided by financing activities	2,408	19,993

Net increase (decrease) in cash	(659,222)	731,039

Cash at beginning of period	4,341,956	2,337,259

Cash at end of period	$3,682,734	$3,068,298

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Nine Months Ended July 31, 2005

(Unaudited)

(1)	General

The accompanying unaudited condensed financial statements of Optical Cable Corporation (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2005 are not necessarily indicative of the results for the fiscal year ending October 31, 2005 because the following items, among other things, may impact those results: changes in market conditions, seasonality, changes in technology, competitive conditions, ability of management to execute its business plans, as well as other variables and contingencies set forth as risks in the Company’s Annual Report on Form 10-K for fiscal year ended October 31, 2004 or as otherwise identified in other filings by the Company as possibly affecting future results. The unaudited condensed financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. For further information, refer to the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2004.

(2)	Stock Option Plan and Other Stock-Based Compensation

Effective November 1, 2003, the Company adopted the prospective method of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation as allowed under SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. The prospective method requires the Company to apply the recognition provisions to all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. During the first nine months of fiscal years 2005 and 2004, the Company did not grant, modify, or settle any employee stock options or other awards with the exception of the restricted shares granted on December 30, 2003 and December 17, 2004 described more fully later in this note.

Since all previously issued employee stock options were accounted for under Accounting Principles Board (“APB”) Opinion No.25, no compensation costs for grants of options to employees has been recognized, as all employee stock options under the stock-based compensation plan had an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The fair value of each option was estimated at the grant date using the Black-Scholes valuation model for the periods presented.

6	(Continued)

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Nine Months Ended July 31, 2005

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Net income as reported	$390,711	$317,787	$977,136	$418,895
Less total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	129,442	148,977	398,935	446,930

Pro forma net income (loss)	$261,269	$168,810	$578,201	$(28,035)

Net income (loss) per share:
Basic:
As reported	$0.07	$0.06	$0.17	$0.08

Pro forma	$0.05	$0.03	$0.10	$(0.01)

Diluted:
As reported	$0.07	$0.06	$0.17	$0.07

Pro forma	$0.04	$0.03	$0.10	$—

Stock option activity during the nine months ended July 31, 2005 is as follows:

	Number of Shares	Weighted-Average Exercise Price
Balance at October 31, 2004	341,652	$19.54

Granted	—	—
Exercised	—	—
Forfeited	(14,919)	20.14

Balance at July 31, 2005	326,733	$19.52

Optical Cable Corporation uses stock incentives to increase the personal financial interest employees have in the future success of the Company, thereby stimulating the efforts of these employees and strengthening their desire to remain with the Company. The Company reserved 750,000 shares of common stock for issuance pursuant to the Optical Cable Corporation 1996 Stock Incentive Plan (the “1996 Plan”). As of July 31, 2005, there were approximately 17,800 additional shares available for grant under the 1996 Plan; however, at this time, the Company does not anticipate making any additional grants under the 1996 Plan.

On March 29, 2005, the Company’s shareholders approved the Optical Cable Corporation 2005 Stock Incentive Plan (the “2005 Plan”) that was recommended for approval by the Company’s Board of Directors. The 2005 Plan is intended to be the successor to the 1996 Plan. The Company has reserved 1,000,000 shares of common stock for issuance pursuant to the 2005 Plan. As of July 31, 2005, no shares had been granted under the 2005 Plan.

On December 30, 2003, restricted stock awards under the 1996 Plan totaling 149,000 shares were approved by the Compensation Committee of the Board of Directors of the Company. These shares are considered

7	(Continued)

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Nine Months Ended July 31, 2005

(Unaudited)

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

The Company recorded compensation expense related to its restricted stock awards totaling $111,169 and $333,427, respectively, during the three months and nine months ended July 31, 2005 and $59,813 and $182,739, respectively, during the three months and nine months ended July 31, 2004.

Restricted stock award activity during the nine months ended July 31, 2005 consisted of a grant of 191,000 shares and 2,583 shares forfeited or withheld for taxes.

During the three months ended July 31, 2005 restricted stock awards under the Non-employee Directors Stock Plan, as amended, totaling 7,000 shares were approved by the Board of Directors of the Company. The shares vested immediately upon grant. The Company recorded compensation expense equal to the number of shares multiplied by the closing price of the Company’s common stock on the date of grant. The Company recorded compensation expense totaling $31,850 during the three months and nine months ended July 31, 2005.

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

Nine Months Ended July 31, 2005

(Unaudited)

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

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the nine months ended July 31, 2005 and 2004 follows:

	Nine Months Ended July 31,
	2005	2004
Balance at beginning of period	$464,963	$462,981
Bad debt expense	12,902	34,216
Losses charged to allowance	—	(25,966)
Recoveries added to allowance	1,400	5,862

Balance at end of period	$479,265	$477,093

A prior distributor for the Company filed for protection from its creditors under bankruptcy laws in January 2001. The Company wrote off approximately $2,191,000 for estimated uncollectible accounts receivable from this distributor for the year ended October 31, 2001. The Company has received offers to sell its claim against the bankrupt estate of this distributor. The most recent such offer received by the Company was an offer to purchase the claim for $336,960. At this time, the Company has decided not to sell its claim in the bankruptcy proceeding. A subsequent recovery, if any, will be recognized when payment is received, in accordance with U.S. generally accepted accounting principles.

(4)	Inventories

Inventories as of July 31, 2005 and October 31, 2004 consisted of the following:

	July 31, 2005	October 31, 2004
Finished goods	$3,268,592	$1,982,113
Work in process	1,874,303	1,210,748
Raw materials	3,891,325	3,284,415
Production supplies	93,644	71,486

	$9,127,864	$6,548,762

(5)	Note Receivable

During the second quarter of fiscal year 2005, the Company agreed to loan $300,000 to an unaffiliated company (the “Borrower”) that the Company believes may enable it to eventually expand its product offering. The loan agreement also contemplated additional borrowings of $200,000 for a total of $500,000. The Company advanced the $300,000 and an additional $75,000 as of July 31, 2005. Through August 26, 2005,

9	(Continued)

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Nine Months Ended July 31, 2005

(Unaudited)

the Company has advanced an additional $115,000 to the Borrower. The note receivable, which matures June 30, 2006, is collateralized by all of the Borrower’s tangible and intangible property and bears interest at six percent (6%) per annum and is included in other assets, net, in the accompanying condensed balance sheet as of July 31, 2005. In connection with the loan, the Company was issued a warrant by the Borrower to purchase a fifty-five percent (55%) equity interest in the Borrower on a fully diluted, as converted basis, for a specified purchase price. The warrant expires on June 30, 2006 if it has not been exercised. In addition, the Company was granted the right to purchase all other outstanding equity of the Borrower at various times from 2009 through 2012, conditioned upon the Company’s exercise of the warrant or the Borrower’s failure to repay the loan when due. The Borrower has agreed to reimburse the Company for certain closing costs related to the transaction. Accordingly, the Company has recorded $30,000 in other receivables, which does not bear interest, related to those closing costs, all of which had been incurred as of the end of the second quarter of fiscal year 2005.

(6)	Product Warranties

The Company generally warrants its products against certain manufacturing and other defects in material and workmanship. These product warranties are provided for specific periods of time and are applicable assuming the product has not been subjected to misuse, improper installation, negligence, or shipping damage. As of July 31, 2005 and October 31, 2004, the Company’s accrual for estimated product warranty claims totaled $120,000 and $150,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense includes the costs to investigate claims and potential claims, and the costs to replace and/or repair product pursuant to claims, which in certain cases can include claims not deemed valid by the Company. The accrued product warranty costs are based primarily on historical experience of actual warranty claims and costs as well as current information with respect to potential warranty claims and costs. Warranty claims expense for the three months and nine months ended July 31, 2005 totaled $56,663 and $204,624 respectively. Warranty claims expense for the three months and nine months ended July 31, 2004 totaled $12,215 and $161,940, respectively.

The following table summarizes the changes in the Company’s accrual for product warranties during the nine months ended July 31, 2005 and 2004:

	Nine Months Ended July 31,
	2005	2004
Balance at beginning of period	$150,000	$150,000
Liabilities accrued for warranties issued during the period	187,416	210,953
Warranty claims paid during the period	(234,624)	(191,940)
Changes in liability for pre-existing warranties during the period	17,208	(49,013)

Balance at end of period	$120,000	$120,000

(7)	Warrants

During fiscal year 2003, the Company issued warrants to class members defined in a consolidated class action lawsuit by the claims administrator for the class members and in accordance with the settlement agreement approved by the United States District Court for the Western District of Virginia on September 23, 2002. Each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $4.88 per share. The warrants will expire October 24, 2007. The total number of warrants to be issued in accordance with the settlement agreement, 250,000 warrants, have been issued by the Company. There were 239,187 and 239,680 warrants outstanding as of July 31, 2005 and October 31, 2004, respectively. During the nine months ended July 31, 2005, 493 warrants were exercised.

10	(Continued)

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Nine Months Ended July 31, 2005

(Unaudited)

(8)	Note Payable to Bank

The Company has a revolving credit facility with Wachovia Bank, National Association. The initial term of the credit facility expired in April 2005, but has been renewed for an additional year. The credit facility provides up to a maximum of $25 million and is collateralized by all of the Company’s tangible and intangible assets and is administered by an affiliate of Wachovia. Borrowings under the credit facility are subject to certain coverage ratios, advance limits and qualifications that are applied to the Company’s accounts receivable, inventory and fixed assets. The Company’s ability to access the full amount of the credit facility depends on the future growth of the Company’s borrowing base. The Company maintains a sweep arrangement with its bank, where at the end of each day, all of the Company’s cash is used to paydown its outstanding note payable to the bank, if any. As of July 31, 2005, the Company had no outstanding borrowings under the credit facility, with approximately $10,078,000 unused and available. As of October 31, 2004, the Company had no outstanding borrowings under the credit facility.

The credit facility bears interest at one-half of one percent (0.50%) per annum above the prime rate (facility rate of 6.75% as of July 31, 2005). The facility also provides a LIBOR-based rate at the Company’s option.

In connection with obtaining and amending the credit facility described above, the Company incurred various costs totaling $35,154 and $308,164 during the fiscal years ended October 31, 2003 and 2002, respectively. These financing costs were deferred and were included in other assets, net in the accompanying condensed balance sheets. These deferred financing costs were amortized to interest expense using the straight-line method, which approximates the effective interest method, over the original life of the credit facility. As of the end of the second quarter of fiscal year 2005, these deferred financing costs have been completely amortized.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Nine Months Ended July 31, 2005

(Unaudited)

The following is a reconciliation of the numerators and denominators of the net income per share computations for the periods presented:

Three Months Ended July 31, 2005	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$390,711	5,803,438	$0.07

Effect of dilutive stock options and warrants	—	6,170

Diluted net income per share	$390,711	5,809,608	$0.07

Three Months Ended July 31, 2004	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$317,787	5,612,231	$0.06

Effect of dilutive stock options and warrants	—	12,665

Diluted net income per share	$317,787	5,624,896	$0.06

Nine Months Ended July 31, 2005	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$977,136	5,767,324	$0.17

Effect of dilutive stock options and warrants	—	11,707

Diluted net income per share	$977,136	5,779,031	$0.17

Nine Months Ended July 31, 2004	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$418,895	5,578,962	$0.08

Effect of dilutive stock options and warrants	—	47,514

Diluted net income per share	$418,895	5,626,476	$0.07

Stock options that could potentially dilute net income per share in the future that were not included in the computation of diluted net income per share (because to do so would have been antidilutive for the periods presented) totaled 321,734 for the three months and nine months ended July 31, 2005 and 356,590 for the three months and nine months ended July 31, 2004.

(10)	Segment Information and Business and Credit Concentrations

The Company has a single reportable segment for purposes of segment reporting.

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of July 31, 2005 and October 31, 2004 have been adequately provided for in the condensed financial statements.

12	(Continued)

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Nine Months Ended July 31, 2005

(Unaudited)

For the three months ended July 31, 2005 and 2004, 16.9% and 15.9% of net sales were attributable to one major domestic distributor. For the nine months ended July 31, 2005 and 2004, 15.1% and 16.1% of net sales were attributable to this distributor. No other single customer accounted for more than 10% of our net sales during the third quarter of fiscal year 2005 while 10.0% of net sales were attributable to another major domestic distributor during the third quarter of fiscal year 2004. No other single customer accounted for more than 10% of our net sales for the nine months ended July 31, 2005 or 2004. For the nine months ended July 31, 2005 and 2004, approximately 85% and 82%, respectively, of net sales were from customers located in the United States, while approximately 15% and 18%, respectively, were from customers outside of the United States.

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

13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

This Form 10-Q may contain certain “forward-looking” information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to risks and uncertainties that may cause actual events to differ materially from our expectations. Factors that could cause or contribute to such differences include, but are not limited to, the level of sales to key customers, including distributors; the economic conditions affecting network service providers; corporate spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber); our dependence on a single manufacturing facility; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing; our dependence on a limited number of suppliers; an adverse outcome in litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in regulatory reviews and audits and potential regulatory reviews and audits; further adverse changes in laws and regulations associated with the extraterritorial income exclusion; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; economic conditions that affect the telecommunications sector, certain technology sectors or the economy as a whole; terrorist attacks or acts of war, particularly given the acts of terrorism against the United States and subsequent military responses by the United States, and any potential future military conflicts; ability to retain key personnel; our ability to successfully implement planned changes to our information technology systems and manufacturing processes; the impact of changes in accounting policies, including those by the Securities and Exchange Commission and the Public Company Accounting Oversight Board; our ability to successfully comply with, and the cost of compliance with, the provisions of section 404 of the Sarbanes-Oxley Act of 2002; impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; impact of weather or natural disasters in the areas of the world in which we operate and market our products; changes in market demand, exchange rates, productivity, or market and economic conditions in the areas of the world in which we market our products, and our success in managing the risks involved in the foregoing.

We caution readers that the foregoing list of important factors is not exclusive and we incorporate by reference those factors included in current reports on Form 8-K.

Dollar amounts presented in the following discussion have been rounded to the nearest hundred thousand, unless the amounts are less than one million, in which case the amounts have been rounded to the nearest thousand.

Overview

Net income increased 133.3% to $977,000, or $0.17 per basic and diluted share, for the first nine months of fiscal 2005 from $419,000, or $0.08 per basic share and $0.07 per diluted share, compared to the same period last year. Despite fairly stable net sales for the third quarter of fiscal 2005 when compared to the same period last year, net income increased 22.9% to $391,000, or $0.07 per basic and diluted share, during the third quarter of fiscal 2005, from $318,000, or $0.06 per basic and diluted share, for the third quarter of fiscal 2004. Net sales increased 9.0% to $34.1 million for the nine months ended July 31, 2005 when compared to $31.3 million for the same period in 2004. During the third quarters of both our 2005 and 2004 fiscal years, net sales remained fairly consistent at $11.3 million, with a minimal increase of $83,000 in the third quarter of fiscal 2005. Gross profit margin decreased to 37.7% during the third quarter of fiscal 2005, compared to 40.6% during the same period last year, but remained fairly stable for the year-to-date period, with only a slight increase in gross profit margin to 39.9% during the nine months ended July 31, 2005 compared to 39.6% for the same period in 2004.

14	(Continued)

Optical Cable Corporation is a leading manufacturer of fiber optic cables primarily sold into the enterprise market, and the premier manufacturer of military ground tactical fiber optic cable for the U.S. military.

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

We sell our products internationally and domestically through our sales force to our customers, which include major distributors, regional distributors and various smaller distributors and original equipment manufacturers. International net sales were 19% and 22% of total net sales for the three months ended July 31, 2005 and 2004, respectively. International net sales were 15% and 18% of total net sales for the nine months ended July 31, 2005 and 2004, respectively. Substantially all of our international sales are denominated in U.S. dollars. The decrease in the percentage of international net sales in the first nine months of 2005 compared to the same period last year is the result of increases in domestic sales while international sales decreased approximately 9.6%. By comparison, international net sales were 19% for our fiscal year ended October 31, 2004. Fluctuations in the percentage of international net sales from period to period occur based on the timing of large international and domestic orders, coupled with the impact of increases or decreases in domestic sales.

Net sales consist of gross sales of products less discounts, refunds and returns. Revenue is recognized at the time of product shipment or delivery to the customer (including distributors) provided that the customer takes ownership and assumes risk of loss, based on shipping terms. During the third quarters of fiscal years 2005 and 2004, respectively, 16.9% and 15.9% of our net sales were attributable to one major domestic distributor. For the nine months ended July 31, 2005 and 2004, 15.1% and 16.1%, respectively, of net sales were attributable to this distributor. No other single customer accounted for more than 10% of our net sales during the third quarter of fiscal year 2005 while 10.0% of net sales were attributable to another major domestic distributor during the third quarter of fiscal year 2004. No other single customer accounted for more than 10% of our net sales for the nine months ended July 31, 2005 or 2004.

A significant percentage of the selling price of our fiber optic cable is based on the cost of raw materials used. Single-mode fiber is less expensive than multimode fiber, and consequently single-mode fiber optic cables have a lower per unit selling price than comparable multimode fiber optic cables. We believe that while the long-haul, metropolitan and access markets are predominantly the users of single-mode fiber optic cable, that increasingly, single-mode fiber optic cable is also being used for short- to moderate-distance installations where higher bandwidth is required. However, any trend toward the use of single-mode fiber optic cables in such other installations may be slowed to the extent that 50 micron 1 gigabit and 10 gigabit multimode fiber optic cables are used to satisfy current bandwidth demands. To the extent that our sales mix shifts toward single-mode cables, we will generally have to increase the volume of our cable sales to maintain our current level of net sales.

Cable containing multimode fiber is generally used for communications over shorter distances where the higher bandwidth capacity and the higher transmission equipment cost of single-mode fiber is not required. Cable containing single-mode fiber is generally used for communications over longer distances and where higher bandwidth capacity is required.

15	(Continued)

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

Results of Operations

The following table sets forth and highlights fluctuations in selected line items from our condensed statements of operations for the periods indicated:

	Three Months Ended July 31,			Nine Months Ended July 31,
	2005	2004	Percent Change	2005	2004	Percent Change
Net sales	$11,348,000	$11,265,000	0.7%	$34,097,000	$31,268,000	9.0%
Gross profit	4,277,000	4,570,000	(6.4)%	13,595,000	12,390,000	9.7%
SG&A expenses	3,704,000	4,040,000	(8.3)%	12,065,000	11,638,000	3.7%
Net income	391,000	318,000	22.9%	977,000	419,000	133.3%

Three Months Ended July 31, 2005 and 2004

Net Sales

During the third quarters of both our 2005 and 2004 fiscal years, net sales remained fairly consistent at $11.3 million, with a minimal increase of $83,000 in the third quarter of fiscal 2005. Sequentially, net sales for the third quarter of 2005 decreased 2.2% compared to net sales of $11.6 million for the second quarter of 2005, but increased 1.9% compared to net sales of $11.1 million for the first quarter of 2005. During the third quarter of 2005 we did not experience the same seasonality pattern in net sales as experienced by us during fiscal years 2004 and 2003, and previously expected during fiscal year 2005. Specifically, we typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year. We believe this seasonality pattern is partially due to the construction cycles and budgetary considerations of our customers. While net sales in fiscal year 2005 have deviated from this pattern as net sales were not sequentially higher in the third quarter of 2005 compared to the second quarter of 2005, we do not believe this is evidence of a trend at this time. Rather, we believe it is partially due to the timing of certain future projects and possibly a temporary softening of certain segments of the enterprise fiber optic cable market.

During the third quarter of 2005, we experienced less than a 1% decrease in fiber volumes shipped compared to the third quarter of 2004. We also experienced an increase in multimode fiber shipped (which typically has a higher relative sales price), and a decrease in single-mode fiber shipped (which typically has a lower relative sales price), when compared to the third quarter of 2004.

Gross Profit

Gross profit decreased 6.4% to $4.3 million for the third quarter of 2005 from $4.6 million for the same period in 2004. Gross profit margin, or gross profit as a percentage of net sales, was 37.7% for the third quarter of 2005

16	(Continued)

compared to 40.6% for the third quarter of 2004. By comparison, gross profit margins for the first and second quarters of 2005 were 41.2% and 40.7%, respectively. The lower gross profit margins during the third quarter of fiscal year 2005 compared to the third quarter of 2004 and the first two quarters of 2005 were the result of the sale of a mix of products with lower margins during the third quarter of 2005. Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may deviate from expectations based on both anticipated and unanticipated changes in product mix. Specifically, we believe the 37.7% gross profit margin in the third quarter of 2005 is consistent with our product mix sold during the period rather than evidence of lower margins generally.

Selling, General and Administrative Expenses

SG&A expenses decreased 8.3% to $3.7 million in the third quarter of 2005 from $4.0 million for the same period last year. SG&A expense as a percentage of net sales were 32.6% in the third quarter of 2005 compared to 35.9% in the third quarter of 2004. The lower percentage in the third quarter of 2005 reflects the fact that SG&A expenses decreased $336,000 compared to the third quarter of 2004 while net sales increased $83,000 during the same period. Decreased compensation, travel, marketing and other costs all contributed to the overall decrease in SG&A expenses when comparing the two periods.

Compensation costs decreased when comparing the two periods as the result of departing employees whose compensation cost was not entirely offset by the costs associated with new hires. The decreases in travel and entertainment costs and marketing costs were largely the result of targeted efforts to control SG&A costs, and the timing of when certain costs were incurred.

Other Income (Expense), Net

The Company recognized other income, net, of $13,000 in the third quarter of fiscal 2005 compared to other expense, net, of $38,000 in the third quarter of 2004. Although we did not need to use our credit facility during the third quarters of fiscal year 2005 or 2004, we recognized interest expense during the third quarter of 2004 related to the amortization of the deferred financing costs associated with obtaining and amending our credit facility. While such amortization of deferred financing costs impacted the third quarter of 2004, the third quarter of 2005 was not impacted as these costs were completely amortized prior to the end of the second quarter of fiscal year 2005. The deferred financing costs were included in other assets, net in the accompanying condensed balance sheet as of October 31, 2004 and were amortized to interest expense using the straight-line method, which approximates the effective interest method, over the original life of the credit facility. Additional information describing our credit facility can be found in our discussion of “Liquidity and Capital Resources.”

Income Before Income Tax Expense

We reported income before income tax expense of $586,000 for the third quarter of fiscal year 2005 compared to $492,000 for the third quarter of fiscal year 2004. This change was primarily due to a decrease in SG&A expenses of $336,000 partially offset by the decrease in gross profit of $293,000.

Income Tax Expense

Income tax expense totaled $195,000 for the third quarter of fiscal year 2005 compared to $174,000 for the third quarter of fiscal year 2004. This increase was primarily due to an increase in income before income tax expense, partially offset by a decrease due to a change in our expected effective tax rate for 2005 compared to 2004. Our effective tax rate was 33.3% in the third quarter of 2005 compared to 35.4% in the third quarter of 2004.

Fluctuations in our effective tax rates are due primarily to the amount and timing of various tax deductions and benefits, including our Extraterritorial Income Exclusion, also referred to as “EIE,” which exempts from federal income taxation a portion of the net profit realized from sales outside the United States of products manufactured in the United States. The EIE is calculated by a complex analysis of all export sales and profits for the year. Fluctuations in the ratio of export sales and profitability to total sales and profitability create changes in the EIE. Additionally, the EIE benefit is being phased out beginning in calendar year 2005 as described in more detail below, which adversely impacted our effective tax rate during the third quarter of fiscal year 2005. The adverse impact of the phase out of the EIE benefit was not enough to outweigh the increase in the benefit we recognized during the third quarter of 2005.

17	(Continued)

The World Trade Organization has ruled against the United States’ EIE regime. In the ruling, the World Trade Organization gave permission to the European Union to sanction tariffs on certain products manufactured in the United States if the EIE regime was not repealed. The American Jobs Creation Act of 2004, also referred to as the “Jobs Act”, generally repeals the EIE regime for transactions after December 31, 2004. The Jobs Act continues to extend EIE benefits at a reduced rate for two additional years, and continues EIE benefits indefinitely for transactions pursuant to a binding contract in effect on September 17, 2003. The binding contract exception may constitute a violation of the applicable trade agreements because such an exception would maintain EIE benefits. Additionally, after Congress approved the Jobs Act in October 2004, a European Union official indicated that the European Union might look unfavorably on legislation that contains a transition period. Therefore, it is not certain whether the European Union will terminate its countermeasures as a result of enactment of the Jobs Act. As passed, the Jobs Act provides transition relief by allowing taxpayers to retain a portion of their otherwise-applicable EIE benefits: 100% for transactions during calendar year 2004, 80% for transactions during calendar year 2005 and 60% for transactions during calendar year 2006.

Net Income

Net income for the third quarter of 2005 was $391,000 compared to $318,000 for the third quarter of 2004. This increase was due primarily to the increase in income before income tax expense of $94,000 when comparing the third quarter of 2005 with the same period in 2004, partially offset by the increase in income tax expense of $21,000 when comparing the third quarter of fiscal year 2005 to the third quarter of fiscal year 2004.

Nine Months Ended July 31, 2005 and 2004

Net Sales

Net sales increased 9.0% to $34.1 million for the nine months ended July 31, 2005 from $31.3 million for the same period in 2004. We believe our market segment initiatives and other ongoing initiatives have contributed to the overall increase in sales when comparing the nine months ended July 31, 2005 to the same period in 2004. During the third quarter of 2005, we did not experience the same seasonality pattern in net sales as experienced by us during fiscal years 2004 and 2003, and previously expected during fiscal year 2005. Specifically, we typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year. We believe this seasonality pattern is partially due to the construction cycles and budgetary considerations of our customers. While net sales in fiscal year 2005 have deviated from this pattern as net sales were not sequentially higher in the third quarter of 2005 compared to the second quarter of 2005, we do not believe this is evidence of a trend at this time. Rather, we believe it is partially due to the timing of certain future projects and possibly a temporary softening of certain segments of the enterprise fiber optic cable market.

During the nine months ended July 31, 2005, we experienced an increase in fiber volumes shipped compared to the comparable period in 2004. During the same period, we experienced an increase in multimode fiber shipped (which typically has a higher relative sales price), and an increase in single-mode fiber shipped (which typically has a lower relative sales price), when compared to the nine months ended July 31, 2004.

Gross Profit

Gross profit increased 9.7% to $13.6 million for the first nine months of fiscal year 2005 from $12.4 million for the same period in 2004. Gross profit margin, or gross profit as a percentage of net sales, increased slightly to 39.9% in the first nine months of fiscal year 2005 from 39.6% in the first nine months of 2004. Although product mix has caused gross profit margin fluctuations on a quarterly basis, the impact on a year-to-date basis has been minimal.

18	(Continued)

Selling, General and Administrative Expenses

SG&A expenses increased 3.7% to $12.1 million in the first nine months of fiscal 2005 from $11.6 million for the same period last year. SG&A expenses as a percentage of net sales were 35.4% in the first nine months of 2005 compared to 37.2% in the first nine months of 2004. The lower percentage in 2005 reflects the fact that SG&A expenses only increased $427,000 compared to 2004 while net sales increased $2.8 million during the same period. The increase in SG&A expenses during the first nine months of 2005 compared to the same period last year was primarily due to: employee compensation costs, professional fees (including legal and accounting fees), and costs associated with obtaining certain military qualifications for certain of our ground tactical fiber optic cable (see also “Recent Developments”). During the first nine months of fiscal 2005, we also incurred expenses in connection with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Compensation costs have increased as a result of increases in commissions as net sales have increased and increases in employee incentives targeted to improve financial results (including restricted stock grants), consistent with our expectations.

Other Income (Expense), Net

Other expense, net decreased to $17,000 during the nine months ended July 31, 2005 from $104,000 for the same period in 2004. The decrease was due to the fact that the deferred financing costs associated with obtaining and amending our credit facility were completely amortized prior to the end of the second quarter of fiscal year 2005. See also “Liquidity and Capital Resources” for further discussion of our revolving credit facility.

Income Before Income Tax Expense

We reported income before income tax expense of $1.5 million for the first nine months of fiscal year 2005 compared to $648,000 for the same period in 2004. This change was primarily due to an increase in gross profit of $1.2 million during the first nine months of fiscal year 2005, partially offset by the increase in SG&A expenses totaling $427,000 during the first nine months of fiscal year 2005.

Income Tax Expense

Income tax expense totaled $537,000 for the first nine months of fiscal year 2005 compared to $229,000 for the first nine months of 2004. This increase was primarily due to an increase in income before tax expense. Our effective tax rate was 35.5% in the first nine months of 2005 compared to 35.4% for the same period last year.

Fluctuations in our effective tax rates are due primarily to the amount and timing of various tax deductions and benefits, including our Extraterritorial Income Exclusion, also referred to as “EIE,” which exempts from federal income taxation a portion of the net profit realized from sales outside the United States of products manufactured in the United States. The EIE is calculated by a complex analysis of all export sales and profits for the tax year. Fluctuations in the ratio of export sales and profitability to total sales and profitability create changes in the EIE. Additionally, the EIE benefit is being phased out beginning in calendar year 2005 as described in more detail previously, which adversely impacted our effective tax rate during the first half of fiscal year 2005. However, the adverse impact of the phase out of the EIE benefit was not enough to outweigh the benefit we recognized during the first nine months of fiscal year 2005.

Net Income

Net income for the first nine months of 2005 was $977,000 compared to $419,000 for the same period in 2004. This increase was due primarily to the increase in income before income tax expense of $866,000, partially offset by the increase in income tax expense of $307,000 when comparing the first nine months of fiscal year 2005 to the first nine months of 2004.

19	(Continued)

Financial Condition

Total assets increased $2.0 million or 6.3%, to $34.2 million at July 31, 2005, from $32.1 million at October 31, 2004. This increase was primarily due to a $2.6 million increase in inventories and a $673,000 increase in property and equipment, net, partially offset by a $659,000 decrease in cash and a $972,000 decrease in trade accounts receivable, net. We have increased inventories, particularly finished goods inventory, in an effort to maintain optimal stocking levels in response to our expectations regarding customer requirements. The increase in property and equipment, net is a result of our continuing efforts to build the infrastructure we believe necessary to support higher net sales. Further detail regarding the decrease in cash is provided in our discussion of “Liquidity and Capital Resources.” The decrease in trade accounts receivable, net when comparing the two periods is a result of our continued aggressive collection efforts and was impacted by the fact that net sales in the third quarter of fiscal year 2005 were lower than net sales in the fourth quarter of fiscal year 2004.

Total liabilities increased $701,000, or 15.8%, to $5.1 million at July 31, 2005, from $4.4 million at October 31, 2004. This increase was primarily due to a $501,000 increase in accounts payable and accrued expenses, largely due to timing of payments made on trade accounts payable, as well as a $383,000 increase in income taxes payable.

Total shareholders’ equity at July 31, 2005 increased $1.3 million or 4.8% in the first nine months of 2005. The increase resulted primarily from increases in stock-based compensation totaling $359,000 and net income retained of $977,000.

Liquidity and Capital Resources

Our primary capital needs during the first nine months of fiscal 2005 have been to fund working capital requirements and capital expenditures. Our primary source of capital for these purposes has been cash provided from operations and cash on hand. As of July 31, 2005 and October 31, 2004, we had no outstanding balance under our bank line of credit.

Our cash totaled $3.7 million as of July 31, 2005, a decrease of $659,000 compared to $4.3 million as of October 31, 2004. We maintain a sweep account arrangement with our bank, where at the end of each day all of our cash is used to paydown our outstanding note payable to the bank, if any. The decrease in cash for the nine months ended July 31, 2005, primarily resulted from capital expenditures made during the first nine months of fiscal year 2005.

On July 31, 2005, we had working capital of $15.7 million compared to $15.4 million as of October 31, 2004. The ratio of current assets to current liabilities as of July 31, 2005, was 4.1 to 1, compared to 4.5 to 1 as of October 31, 2004.

Net cash provided by operating activities was $1.2 million for the first nine months of fiscal year 2005, compared to $1.3 million for the first nine months of 2004. Net cash provided by operating activities during the first nine months of 2005 primarily resulted from net income of $977,000 plus net adjustments to reconcile net income to net cash provided by operating activities, including: depreciation, amortization and accretion of $916,000, deferred income tax expense of $290,000, and stock-based compensation expense of $359,000. Additionally, a decrease in trade accounts receivable of $963,000 contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by an increase in inventories of $2.6 million. Net cash provided by operating activities during the nine months ended July 31, 2004 primarily resulted from net income retained of $419,000 plus net adjustments to reconcile net income to net cash provided by operating activities, including: depreciation, amortization and accretion of $739,000, deferred income tax expense of $233,000, and stock-based compensation expense of $210,000, partially offset by an increase in trade accounts receivable of $435,000 and a decrease in accounts payable and accrued expenses of $417,000.

20	(Continued)

Net cash used in investing activities totaled $1.8 million in the first nine months of fiscal year 2005, compared to $596,000 in the first nine months of fiscal year 2004. Net cash used in investing activities during the first nine months of fiscal years 2005 resulted primarily from the purchase of property and equipment and deposits for the purchase of property and equipment. Net cash used in investing activities for the first nine months of fiscal 2004 resulted entirely from purchases of property and equipment.

Net cash provided by financing activities totaled $2,400 in the first nine months of fiscal year 2005, compared to $20,000 in the first nine months of fiscal 2004. Net cash provided by financing activities during the first nine months of fiscal years 2005 and 2004 resulted entirely from proceeds received from the exercise of warrants.

We have a revolving credit facility with Wachovia Bank, National Association. The initial term of the credit facility expired in April 2005, but has been renewed for an additional year. The credit facility provides up to a maximum of $25 million and is collateralized by all of our tangible and intangible assets and is administered by an affiliate of Wachovia. Borrowings under the credit facility are subject to certain coverage ratios, advance limits and qualifications that are applied to our accounts receivable, inventory and fixed assets. Our ability to access the full amount of the credit facility depends on the future growth of our borrowing base. We maintain a sweep arrangement with our bank, where at the end of each day, all of our cash is used to paydown our outstanding note payable to the bank, if any. As of July 31, 2005, we had no outstanding borrowings under the credit facility, with approximately $10.1 million unused and available.

The credit facility bears interest at one-half of one percent (0.50%) per annum above the prime rate (facility rate of 6.75% as of July 31, 2005). The facility also provides a LIBOR based rate at our option.

In connection with obtaining and amending the credit facility described above, we incurred various costs totaling $35,000 and $308,000 during the fiscal years ended October 31, 2003 and 2002, respectively. These financing costs were deferred and were included in other assets, net in the accompanying condensed balance sheet as of October 31, 2004. These deferred financing costs were amortized to interest expense using the straight-line method, which approximates the effective interest method through April 2005 (the original life of the credit facility). Prior to the end of the second quarter of fiscal 2005, these deferred financing costs were completely amortized. The costs of any future amendments will be amortized over the remaining life of the credit facility.

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

A prior distributor for us filed for protection from its creditors under bankruptcy laws in January 2001. We wrote off approximately $2.2 million for estimated uncollectible accounts receivable from this distributor for the year ended October 31, 2001. We have received offers to sell our claim against the bankrupt estate of this distributor. The most recent such offer received by us was an offer to purchase the claim for $337,000. At this time, we have decided not to sell our claim in the bankruptcy proceeding. A subsequent recovery, if any, will be recognized when payment is received, in accordance with U.S. generally accepted accounting principles.

From time to time, we are involved in various claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

21	(Continued)

Seasonality

Historically, net sales are relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year, which we believe may be partially due to construction cycles and budgetary cycles of our customers. For example, an average of approximately 45% of our net sales occurred during the first half of the fiscal year and an average of approximately 55% of our net sales occurred during the second half of the fiscal year for fiscal years 1996 through 2000. However, our net sales did not follow this pattern in fiscal year 2002 or 2001. In fiscal years 2002 and 2001, approximately 52% and 57% of our net sales occurred during the first half of the fiscal year, respectively, and approximately 48% and 43% of our net sales occurred during the second half of the fiscal year, respectively. We believe this shift in the pattern of our net sales appears to be related to overall economic conditions in the industry at the time. During fiscal years 2004 and 2003, approximately 46% and 47%, respectively, of our net sales occurred during the first half of the fiscal year and approximately 54% and 53%, respectively, of our net sales occurred during the second half of the fiscal year. While we believe the pattern of net sales we experienced during fiscal years 2004 and 2003 may reflect a return to the historical seasonality patterns, we did not see this pattern during the third quarter of fiscal 2005 as net sales were not sequentially higher in the third quarter of 2005 compared to the second quarter of fiscal year 2005. While net sales so far in fiscal year 2005 have deviated from our expected seasonality pattern, we do not believe this is evidence of a trend at this time. Rather, we believe it is partially due to the timing of certain future projects and possibly a temporary softening of certain segments of the enterprise fiber optic cable market.

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

22	(Continued)

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

23	(Continued)

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

Recent Developments

On August 8, 2005, we announced that we had achieved two significant milestones in our continuing pursuit of excellence as a long-time supplier of rugged military fiber optic cables for the U.S. and allied militaries. The U.S. Department of Defense, also referred to as the “DoD,” has certified us as a fully qualified supplier of ground tactical fiber optic cable, meeting all military requirements. A government-certified independent test laboratory subjected our military ground tactical fiber optic cable to a series of rigorous optical, environmental and mechanical tests as defined in MIL-PRF-85045/8A. The test results were reviewed by the Defense Supply Center, Columbus, also referred to as “DSCC,” part of the U.S. Defense Logistics Agency.

DSCC validated that our military ground tactical fiber optic cables fully comply with the DoD’s stringent test requirements. As a result, these products have been added to the DoD’s Qualified Parts List as complying with MIL-PRF-85045/8A.

Our manufacturing facility also has been certified by the DoD as a MIL-STD-790F facility. This certification is considered one of the most respected in the defense industry as it requires compliance with stringent government requirements for product design, documentation, process control and management practices.

DSCC conducted a comprehensive on-site audit that resulted in confirmation that our manufacturing facility met all requirements for producing high quality fiber optic cables for use by the U.S. Armed Forces.

Quantitative and Qualitative Disclosures About Market Risk

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of July 31, 2005, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

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

24	(Continued)

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

As of September 1, 2005, there are no other new accounting standards issued, but not yet adopted by us, which are expected to be applicable to our financial position, operating results or financial statement disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of July 31, 2005, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2005. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and that there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

(a)	The exhibits listed on the Exhibit Index are filed as part of, and incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: September 7, 2005	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer (principal executive officer)

Date: September 7, 2005	/s/ Tracy G. Smith
Tracy G. Smith
Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit No.	Description
Exhibit 3.1	Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated herein by reference to Exhibit 1 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

Exhibit 3.2	Bylaws of Optical Cable Corporation, as amended (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

Exhibit 4.1	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

Exhibit 4.2	Rights Agreement dated as of November 2, 2001 (incorporated herein by reference to Exhibit 4 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

Exhibit 4.3	Form of certificate representing preferred share purchase right (incorporated herein by reference to Exhibit 5 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

Exhibit 4.4	Warrant Agreement dated as of October 24, 2002 (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filing with the Commission on February 11, 2003).

Exhibit 4.5	Form of warrant certificate (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed with the Commission on February 11, 2003).

Exhibit 10.1*	Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated herein by reference to Exhibit 10.1 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

Exhibit 10.2*	Employment Agreement dated December 10, 2004 by and between Optical Cable Corporation and Tracy G. Smith (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2005 (file number 0-27022)).

Exhibit 10.3*	Employment Agreement by and between Optical Cable Corporation and Luke J. Huybrechts effective November 1, 2002 (incorporated herein by reference to Exhibit 10.2 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

Exhibit 10.4*	Employment Agreement by and between Optical Cable Corporation and Charles W. Carson effective January 2, 2003 (incorporated herein by reference to Exhibit 10.3 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

Exhibit 10.5*	Optical Cable Corporation Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 1998 (file number 0-27022)).

Exhibit 10.6*	Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-8 No. 333-09733).

Exhibit 10.7*	Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

Exhibit 10.8*	Form of December 17, 2004 time vesting restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 24, 2005).

Exhibit 10.9*	Form of December 17, 2004 performance vesting restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 24, 2005).

Exhibit 10.10*	Form of award agreement under the Optical Cable Corporation 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2004).

Exhibit 10.11*	Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

Exhibit 11.1	Statement regarding computation of per share earnings (incorporated by reference to note 9 of the Notes to the Condensed Financial Statements contained herein).

Exhibit 31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

Exhibit 31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

Exhibit 32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

Exhibit 32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.