Form 10-K
period 2005-10-31
OPTICAL CABLE CORP
filed 2006-01-30
CIK 1000230

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer”) in Rule 12b-2 of the Act). Large Accelerated Filer ☐  Accelerated Filer ☐ Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the common shares held by non-affiliates (without admitting any person whose shares are not included in determining such value is an affiliate) was $25,145,220 based upon the closing price of these shares as reported by the Nasdaq National Market on April 30, 2005.

On January 13, 2006, the Company had outstanding 5,800,974 Common Shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K Report: “Election of Directors,” “Beneficial Ownership of Securities,” “Compensation of Executive Officers,” “Compensation of Directors,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “Code of Ethics,” “Executive Compensation,” “Compensation Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Performance Graph,” “Beneficial Ownership of Common Stock,” “Equity Compensation Plans Information,” “Certain Relationships and Related Transactions,” “Independent Registered Public Accounting Firm,” and “Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Registered Public Accounting Firm.” In addition, portions of the Company’s Annual Report filed as exhibit 13.1 to this report on Form 10-K are incorporated by reference in Part II of this Form 10-K Report: “Corporate Information,” “Selected Financial Information,” “Management’s Discussion and Analysis,” “Financial Statements,” “Notes to Financial Statements,” “Report of Independent Registered Public Accounting Firm” and “Management’s Statement of Responsibility.”

OPTICAL CABLE CORPORATION

FORM 10-K

PART I

Item 1.	Business.

FORWARD-LOOKING INFORMATION

This report may contain certain “forward-looking” information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to risks and uncertainties that may cause actual events to differ materially from our expectations. Factors that could cause or contribute to such differences include, but are not limited to, the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber); our dependence on a single manufacturing facility; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing; our dependence on a limited number of suppliers; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in regulatory reviews and audits and potential regulatory reviews and audits; further adverse changes in laws and regulations associated with the extraterritorial income exclusion; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences of competing technologies, including copper cable and wireless, relative to fiber optic cable; economic conditions that affect the telecommunications sector, certain technology sectors or the economy as a whole; terrorist attacks or acts of war, particularly given the acts of terrorism against the United States and subsequent military responses by the United States, and any potential future military conflicts; changes in the level of military spending by the United States government; ability to retain key personnel; our ability to successfully implement planned changes to our information technology systems and manufacturing processes; the impact of changes in accounting policies, including those by the Securities and Exchange Commission and the Public Company Accounting Oversight Board; our ability to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to our expanding our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, and/or making investments in or with, parties that compete with and/or have conflicts with customers of ours; impact of weather or natural disasters in the areas of the world in which we operate and market our products; changes in market demand, exchange rates, productivity, or market and economic conditions in the areas of the world in which we operate and market our products, and our success in managing the risks involved in the foregoing.

We caution readers that the foregoing list of important factors is not exclusive and we incorporate by reference those factors included in current reports on Form 8-K.

GENERAL

Optical Cable Corporation was incorporated in the Commonwealth of Virginia in 1983. Our executive offices are located at 5290 Concourse Drive, Roanoke, Virginia 24019 and our telephone number is (540) 265-0690.

We are a leading manufacturer of fiber optic cables primarily sold into the enterprise market, and the premier manufacturer of military ground tactical fiber optic cable for the U.S. military.

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

Deployment of Optical Networks

To meet the demand for more bandwidth and better network performance, optical networks are deployed because they provide substantially higher data transmission rates, significantly increased bandwidth, improved data security and improved reliability. Compared to copper wire, optical fiber can have thousands of times the information carrying capacity, occupies much less space and operates more reliably over greater distances. Optical fiber is immune to the electromagnetic interference that causes static in copper wire transmission, as well as to electrical surges. Optical fiber is also a safer choice in environments where flammability is an issue because it does not carry electricity. In addition, communications over optical fiber networks are more secure than communications over copper wire networks because tapping into fiber optic cable without detection is difficult.

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

Loose Tube Fiber Optic Cable. A typical “outside plant” loose tube fiber optic cable consists of optical fibers that have a thin primary buffer coating and are grouped into one or more thin, rigid tubes that often are flooded with gel to provide moisture protection to the optical fiber. The tubes are stranded around a strength element, such as a central strand of fiberglass or steel. This combination of elements is sometimes again flooded with gel and covered with one or more layers of plastic and/or metal that serve as a protective outer jacket, forming a loose tube fiber optic cable. A single cable often contains many optical fibers, with groups of optical fibers contained in the individual tubes within the fiber optic cable. This type of fiber optic cable is relatively stiff and is primarily used for long, relatively straight outdoor runs, such as in long-haul, metropolitan and access networks. One major drawback to the typical design of loose tube fiber optic cable is that it is difficult to terminate. Termination is the point where the optical fiber is either connected to another optical fiber or to communications equipment. Termination of a loose tube fiber optic cable requires extensive cleaning of the gel filling and preparation of the fiber ends. This is a messy, time consuming and expensive process, which translates into higher installation costs. Additionally, the individual fibers are less mechanically protected, particularly at the point of termination, making them more difficult to field terminate. As a result, we believe traditional loose tube fiber optic cables are generally less suitable for shorter distance applications and for applications that have a large number of termination points. Furthermore, most outside plant loose tube fiber optic cables are not suited for indoor use because they are flammable.

In addition to the typical outside plant loose tube gel-filled fiber optical cable design, certain manufacturers are offering loose tube designs with dry-gel or no-gel construction. Certain of these cables are designed to be used indoors, or both indoors and outdoors. The advantage of using such loose tube designs is a lower cost per cabled fiber meter. However, we believe that such cables are not as rugged as the cable constructions we offer and that termination and installation is not as convenient as with a tight buffered cable construction. The individual fibers are not as well protected mechanically and therefore can be subject to more stress during the cable installation, particularly around tight corners, and at the point of termination.

Tight buffered Fiber Optic Cable. Tight buffered fiber optic cable consists of optical fibers that have a primary buffer coating and an additional, heavier secondary tight buffered coating that is placed on each individual optical fiber for added protection. This combined buffer coating is typically six times thicker than the buffer used in loose tube fiber optic cables, providing much greater mechanical and environmental protection for each individual optical fiber. To form the fiber optic cable, groups of buffered optical fibers are combined with aramid yarn and sometimes other strength elements and covered with an outer protective jacket. Certain tight buffered fiber optic cable designs are specifically for indoor use only. Since indoor use only tight buffered fiber optic cables are not designed for outdoor installation, there is no need for gel or other fillings to protect against moisture. Tight buffered fiber optic cables address many of the shortfalls presented by loose tube cable. We believe they are easier and faster to terminate because, without the messy gel of some loose tube cables, tight buffered cables require no cleaning and little preparation. However, due to the amount of buffer material used in tight buffered fiber optic cable and the individual fiber processing required, all types of tight buffered cables can be too costly for high fiber count long-haul, metropolitan and access network applications, and other higher fiber count applications. Furthermore, standard indoor tight buffered fiber optic cable is not designed to withstand the additional environmental challenges presented by outdoor use.

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

Until 2001, fiber optic cables generally used in long-haul, metropolitan and access networks experienced strong growth as network providers sought to improve network infrastructure to support increased demand, and anticipated future demand, for new services and greater traffic volumes. Volumes of fiber optic cable produced for these market segments dropped precipitously after the market down turn in 2001 that decimated the telecommunications industry and the market for fiber optic cables sold into the long-haul, metropolitan and access markets. Although not as dramatic, this down turn also significantly adversely affected fiber optic cable products sold into the enterprise market.

More recently, we have seen fiber optic cable types used in the long-haul, metropolitan and access markets show some signs of growth due to fiber-to-the-home and fiber-to-the-premises initiatives by certain telecommunication companies, like Verizon, AT&T and others. However, demand for long-haul fiber optic cables remains significantly lower than the demand prior to 2001. While we believe these initiatives can and will increase demand for fiber optic cable in the enterprise market over the long term, the impact tends to not be directly proportional.

Also, we have continued to see signs that the short- to moderate-distance fiber optic cable market is recovering; however, the market growth has not been as significant as we anticipated.

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

We recognized that the stresses on fiber optic cables used in particularly harsh environments and, for many applications, the stresses on fiber optic cables during installation, are similar to those in the military tactical environment, for which our technology was initially developed. We applied this technology to develop a broad range of commercial products serving a market that we believe could not be adequately served by other types of fiber optic cable, including loose tube gel-filled cable or indoor only tight buffered fiber optic cable.

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

Technological Advantages

As a result of our experience developing tight buffered fiber optic cables, in particular to meet the stringent requirements for military and other harsh environment applications, we believe we have a unique technology base and the fiber optic cable designs that provide significant advantages in addressing the various parts of the enterprise market. We have developed considerable expertise in fiber optic cable design, manufacturing and production processes that enable us to produce high performance fiber optic cables cost effectively. We believe these capabilities allow us to differentiate our products from our competitors and to focus on the value of the features and benefits our products provide to end users rather than competing only on price.

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

Customer Focus

We focus on supporting our customers to enhance their business, and we work closely with our customers to identify and define their unique requirements. Sometimes this requires us to create custom fiber optic cables for a variety of special applications and environments. We have established close relationships with our customers. We believe these close relationships allow us to better understand our customers’ specific needs, gives our customers an opportunity to understand how our products can uniquely satisfy their needs, and allow us to deliver more responsive solutions and support. By becoming involved early in our customers’ network design process, we hope to have the opportunity to have our products specified as the fiber optic cables to be used in the customers’ networks.

Broad Product Offering

We manufacture a broad, state-of-the-art line of tight buffered fiber optic cables. We produce what we believe to be the industry’s widest array of indoor/outdoor tight buffered fiber optic cables with features and performance characteristics to address the needs of the enterprise market in particular, and to a lesser extent other markets. Our fiber optic cables range from small single fiber cables for patch cords to large high fiber count fiber optic cables for major network trunks and from fiber optic cables used in computer facilities and datacenters to those used in underground installations. We also offer aerial self-supporting fiber optic cables for easy installation on pole lines, military ground tactical fiber optic cables, and other fiber optic cables for specialty applications, including, for example, in the industrial, petrochemical and mining markets. And our product offering includes fiber optic cables complying with or certified to various standards for specialty applications, including: U.S. Department of Defense MIL-PRF-85045/8A qualification for military ground tactical fiber optic cable; Det Norske Veritas (DNV) type approval certificate for marine shipboard and offshore platform applications; U.S. Mine Safety and Health Administration (MSHA) approval for use in mines; and ETL Listing for Tray Cable for industrial applications. This wide range of products makes us an attractive source for customers with unique as well as standard fiber optic cable requirements.

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

The following summarizes the major construction types of fiber optic cables we produce and their attributes; however, we produce many other types of fiber optic cables as well:

A-Series Assembly Fiber Optic Cables. Our A-Series fiber optic cables contain one or two optical fibers. A-Series fiber optic cables contain tight buffered optical fibers which are surrounded by a layer of aramid yarn strength members to prevent the optical fiber from being stretched if there is tension on the fiber optic cable. A flexible and resilient thermoplastic outer jacket is then applied to further strengthen and protect the optical fiber. These fiber optic cables are used for jumpers, which are short length patch cords, and for pigtails, which are short lengths of fiber optic cable with a connector on one end. Various special outer jacket materials are offered to provide flammability ratings and handling characteristics tailored to customers’ needs. These fiber optic cables are sometimes privately labeled and often sold to original equipment manufacturers that produce the fiber optic cable assemblies.

B-Series Breakout Fiber Optic Cables. Our B-Series fiber optic cables consist of a number of subcables, each consisting of a single optical fiber, aramid yarn strength members and a subcable jacket. These subcables are generally tightbound in a high performance Core-Locked™ outer jacket to form the finished multifiber fiber optic cables. Like the A-Series fiber optic cables, the subcables are intended to be terminated directly with connectors. This direct termination feature makes this fiber optic cable type particularly well suited for shorter distance installations, where there are many terminations and termination costs are more significant. The materials and construction of the fiber optic cable permit its use both indoors and outdoors. These features make the fiber optic cables suitable for use in campus and industrial complex installations and between and within buildings since there is no need to splice outdoor fiber optic cables to indoor fiber optic cables at the building entrance.

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

Other Fiber Optic Cable Types. We produce variations on the basic fiber optic cable styles discussed above for more specialized installations, as well as various hybrid cables (some variations are not available for all cable styles or types). We can armor fiber optic cables with corrugated steel tape or interlocking armor for further protection in certain installations. We offer cables suitable for underground or overhead installations. For overhead installations on utility poles, we offer several self-supporting fiber optic cables, with higher performance outer jackets, as well as M-Series aerial messenger cables which include a stainless steel or galvanized steel, self-supporting messengered construction. We have fiber optic cables available in several flammability ratings, including plenum for use in moving air spaces in buildings, and riser for less critical flame-retardant requirements. Zero halogen versions of many of our fiber optic cables are available for use in enclosed spaces where there is concern over release of toxic gases during fire. We offer various hybrid fiber optic cables combining optical fiber and copper wires, with copper wires being used as power feeds or to facilitate the transition from copper wire to optical fiber-based systems without further installation of fiber optic cables. Our hybrid cables include a line of security cables which include copper power feeds in the cable with the optical fiber that are particularly well suited for surveillance camera operation. We also offer specialty fiber optic cables, including military ground tactical, industrial and mining fiber optic cables. And our product offering includes fiber optic cables complying with or certified to various standards for specialty applications, including: U.S. Department of Defense MIL-PRF-85045/8A qualification for military ground tactical fiber optic cable; Det Norske Veritas (DNV) type approval certificate for marine shipboard and offshore platform applications; U.S. Mine Safety and Health Administration (MSHA) approval for use in mines; and ETL Listing for Tray Cable for industrial applications.

CUSTOMERS

We have a global customer base, selling in over 50 countries in fiscal year 2005. Our customers include distributors, original equipment manufacturers, system integrators, electrical contractors, value added resellers and end users. The following is a list of representative types of end users of our fiber optic cables:

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

•	Original Equipment Manufacturers. Original equipment manufacturers typically manufacture fiber optic cable assemblies, which are short lengths of fiber optic cable pre-terminated with connectors. Supporting virtually all segments of the market, these manufacturers consume large quantities of fiber optic cables, which can be privately labeled.

•	Military. Our core technologies enable us to develop and efficiently produce fiber optic cables for military tactical applications that survive extreme mechanical and environmental conditions. We are certified by the United States Department of Defense (“U.S. DoD”) as a qualified supplier of ground tactical fiber optic cable. Our manufacturing facility has also been certified by the U.S. DoD as a MIL-STD-790F facility, one of the most respected certifications in the defense industry.

•	Educational Institutions. Colleges, universities, high schools and grade schools are installing and improving their networks for higher data transmission speeds. As interactive learning systems require increased transmission speeds, optical fiber becomes a logical medium.

Our extensive technology base and versatile manufacturing processes enable us to respond quickly to diverse customer needs.

SALES AND MARKETING

We used a combination of employee sales staff, dedicated sales representatives, multi-line sales representatives and distributors to serve and attract customers both domestically and in over 50 countries during fiscal year 2005. We believe it is important to maintain customer diversity in order to avoid dependence on any particular segment of the economy or area of the world. Our international net sales in fiscal years 2005, 2004 and 2003 were 15%, 19% and 19% of our net sales. International sales are made primarily through foreign distributors, system integrators and value-added resellers. (See Note 10 to the Notes to Financial Statements in our Annual Report, filed as an exhibit hereto).

The decision to purchase our products may be made by end users, distributors, electrical contractors, system integrators, or specialized installers and influenced by architects, engineers and consultants. We advertise in fiber optic trade journals and other communications magazines and participate in various domestic and international trade shows attended by customers and prospective customers.

MANUFACTURING AND SUPPLIERS

We have developed considerable expertise in fiber optic cable design, manufacturing and production processes that enable us to produce high performance fiber optic cables cost effectively. Our proprietary manufacturing software and production processes provide us with manufacturing capabilities which enable us to rapidly respond to customer requests for additional or unique products. Many of our important technological advances result from our ability to modify and refine our production processes.

Our manufacturing operations consist of applying a variety of raw plastic materials to optical fibers. The key raw material in the manufacture of our products is optical fiber, which we purchase from a number of manufacturers. We work closely with our vendors to ensure an adequate supply of high quality optical fiber. We have two sources for aramid yarns and various suppliers of our various plastic coating materials.

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

Our manufacturing facility is also certified to MIL-STD-790F by the U.S. DoD, one of the most respected certifications in the defense industry.

COMPETITION

The market for fiber optic cable is highly competitive. The leading producers of fiber optic cables in the United States primarily supply loose tube fiber optic cables for outside plant installations (which historically is by far the largest market segment of fiber optic cables), but they also produce tight buffered fiber optic cables. In the short- to moderate-distance market for tight buffered fiber optic cables, we primarily compete with Corning Cabling Systems, Berk-Tek, CommScope, General Cable, Hitachi, Mohawk/CDT (a division of Belden/CDT), Superior Essex, and Draka Comteq.

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

EMPLOYEES

As of October 31, 2005, we employed a total of 202 persons. None of our employees is represented by a labor union. We have experienced no work stoppages and we believe our employee relations are good.

Item 2.	Properties.

Our principal administration, marketing, manufacturing, and product development facilities are situated on approximately 23 acres of land owned by us that is near the Roanoke, Virginia airport and major trucking company facilities. Our facilities are housed in an approximately 146,000 square foot building on this property. We own this building. We also lease a 385 square foot sales office in Fort Wayne, Indiana. We believe that we are currently operating at approximately 60% of our production equipment capacity. Additional personnel would need to be hired and trained to utilize our excess production equipment capacity. We can provide no assurance as to the time required to complete the process of hiring and training personnel necessary to utilize our excess capacity.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended October 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
1996 Stock Incentive Plan
Stock Option Grants	316,360 shares	$19.87	31,717 shares
Restricted Stock Grants	334,233 shares	—	— shares

Total 1996 Stock Incentive Plan	637,593 shares	$9.86	31,717 shares

2005 Stock Incentive Plan	— shares	—	1,000,000 shares
2004 Non-employee Directors Plan	13,000 shares	—	237,000 shares

Total for approved plans	650,593 shares	$9.66	1,268,717 shares

Equity compensation not pursuant to plan approved by security holders	3,123 shares	$7.12	— shares

Total for all plans	653,716 shares	$9.65	1,268,717 shares

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

The information pertaining to shareholders beneficially owning more than five percent of the Company’s common stock and the security ownership of management, which is set forth under the caption “Beneficial Ownership of Common Stock” in the Proxy Statement for the 2006 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information contained under the caption “Corporate Information” of our Annual Report for the fiscal year ended October 31, 2005, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 6.	Selected Financial Data.

The information contained under the caption “Selected Financial Information” of our Annual Report for the fiscal year ended October 31, 2005, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for the fiscal year ended October 31, 2005, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of October 31, 2005, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 8.	Financial Statements and Supplementary Data.

The information contained under the captions “Financial Statements,” “Notes to Financial Statements,” “Report of Independent Registered Public Accounting Firm” and “Management’s Statement of Responsibility” of our Annual Report for the fiscal year ended October 31, 2005, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.	Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2005. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and that there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

For information with respect to the Directors of the registrant, see “Election of Directors” in the Proxy Statement for the 2006 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

For information with respect to the executive officers and significant employees of the registrant, see “Executive Officers” in the Proxy Statement for the 2006 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

The information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, which is set forth under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement for the 2006 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning the Company’s code of ethics that applies to the Company’s principal executive officer and the Company’s senior financial officers required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Code of Ethics.”

Item 11.	Executive Compensation.

The information set forth under the captions “Executive Compensation,” “Compensation Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Performance Graph” in the Proxy Statement for the 2006 Annual Meeting of Shareholders of the Company is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning stock ownership by directors, executive officers and shareholders beneficially owning more than five percent of the Company’s common stock, which is set forth under the caption “Beneficial Ownership of Common Stock” in the Proxy Statement for the 2006 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning securities authorized for issuance under equity compensation plans required by this Item, pursuant to Item 201(d) of Regulation S-K, is incorporated by reference to the Company’s Proxy Statement under the heading “Equity Compensation Plans Information.”

Item 13.	Certain Relationships and Related Transactions.

The information with respect to certain transactions with management of the Company, which is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement for the 2006 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information with respect to certain principal accountant fees and services, which is set forth under the caption “Independent Registered Public Accounting Firm” in the Proxy Statement for the 2006 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning pre-approval policies for audit and non-audit services required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) List of documents filed as part of this report:

1.	Financial statements: The Company’s financial statements and related information are hereby incorporated by reference to pages 18 to 36 of the Company’s Annual Report filed as Exhibit 13.1 to this Form 10-K.

2.	Financial statement schedules: All schedules are omitted, as the required information is inapplicable or the information is presented in financial statements or related notes thereto.

3.	Exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K are as follows:

Exhibit No.	Description
3.1	Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated herein by reference to Exhibit 1 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

3.2	Bylaws of Optical Cable Corporation, as amended (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.1	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.2	Rights Agreement dated as of November 2, 2001 (incorporated herein by reference to Exhibit 4 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.3	Form of certificate representing preferred share purchase right (incorporated herein by reference to Exhibit 5 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.4	Warrant Agreement dated as of October 24, 2002 (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-3 filed with the Commission on February 11, 2003).

4.5	Form of warrant certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed with the Commission on February 11, 2003).

10.1*	Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated by reference to Exhibit 10.1 to our Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.2*	Employment Agreement dated December 10, 2004 by and between Optical Cable Corporation and Tracy G. Smith (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2005 (file number 0-27022)).

10.3*	Employment Agreement by and between Optical Cable Corporation and Luke J. Huybrechts, effective November 1, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.4*	Employment Agreement by and between Optical Cable Corporation and Charles W. Carson effective January 2, 2003 (incorporated herein by reference to Exhibit 10.3 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.5*	Optical Cable Corporation Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 1998 (file number 0-27022)).

10.6*	Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-8 No. 333-09733).

10.7*	Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.8*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.9*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.10*	Form of award agreement under the Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2004).

10.11*	Optical Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

11.1	Statement regarding computation of per share earnings (incorporated by reference to note 13 of the Notes to Financial Statements contained herein).

13.1	Annual Report. FILED HEREWITH.

23.1	Consent of Independent Registered Public Accounting Firm. FILED HEREWITH.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTICAL CABLE CORPORATION

Date: January 30, 2006	By:	/s/ NEIL D. WILKIN, JR.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: January 30, 2006	By:	/s/ TRACY G. SMITH
Tracy G. Smith
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of January 30, 2006.

Date: January 30, 2006	/s/ NEIL D. WILKIN, JR.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: January 30, 2006	/s/ LUKE J. HUYBRECHTS
Luke J. Huybrechts
Senior Vice President of Operations and Director

Date: January 30, 2006	/s/ RANDALL H. FRAZIER
Randall H. Frazier
Director

Date: January 30, 2006	/s/ JOHN M. HOLLAND
John M. Holland
Director

Date: January 30, 2006	/s/ CRAIG H. WEBER
Craig H. Weber
Director

Date: January 30, 2006	/s/ JOHN B. WILLIAMSON, III
John B. Williamson, III
Director

Exhibit Index

Exhibit No.	Description
3.1	Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated herein by reference to Exhibit 1 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

3.2	Bylaws of Optical Cable Corporation, as amended (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.1	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.2	Rights Agreement dated as of November 2, 2001 (incorporated herein by reference to Exhibit 4 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.3	Form of certificate representing preferred share purchase right (incorporated herein by reference to Exhibit 5 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.4	Warrant Agreement dated as of October 24, 2002 (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-3 filed with the Commission on February 11, 2003).

4.5	Form of warrant certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed with the Commission on February 11, 2003).

10.1*	Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated by reference to Exhibit 10.1 to our Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.2*	Employment Agreement dated December 10, 2004 by and between Optical Cable Corporation and Tracy G. Smith (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2005 (file number 0-27022)).

10.3*	Employment Agreement by and between Optical Cable Corporation and Luke J. Huybrechts, effective November 1, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.4*	Employment Agreement by and between Optical Cable Corporation and Charles W. Carson effective January 2, 2003 (incorporated herein by reference to Exhibit 10.3 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.5*	Optical Cable Corporation Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 1998 (file number 0-27022)).

10.6*	Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-8 No. 333-09733).

10.7*	Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.8*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.9*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.10*	Form of award agreement under the Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2004).

10.11*	Optical Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

11.1	Statement regarding computation of per share earnings (incorporated by reference to note 13 of the Notes to Financial Statements contained herein).

13.1	Annual Report. FILED HEREWITH.

23.1	Consent of Independent Registered Public Accounting Firm. FILED HEREWITH.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.