Form 10-Q
period 2006-01-31
OPTICAL CABLE CORP
filed 2006-03-17
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

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

As of March 1, 2006, 6,020,077 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Three Months Ended January 31, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPTICAL CABLE CORPORATION

Condensed Balance Sheets

(unaudited)

	January 31, 2006	October 31, 2005
Assets

Current assets:
Cash	$2,374,631	3,290,133
Trade accounts receivable, net of allowance for doubtful accounts of $432,220 at January 31, 2006 and $454,550 at October 31, 2005	6,211,595	8,174,384
Other receivables	298,056	158,340
Inventories	9,826,761	8,706,081
Prepaid expenses	446,338	384,773
Deferred income taxes	52,556	44,839

Total current assets	19,209,937	20,758,550

Property and equipment, net	12,959,375	12,779,152
Other assets, net	1,206,946	1,047,699
Deferred income taxes	295,904	358,700

Total assets	$33,672,162	34,944,101

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$2,559,399	2,974,694
Accrued compensation and payroll taxes	1,518,224	2,099,156
Income taxes payable	344,793	525,340

Total current liabilities	4,422,416	5,599,190

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 6,020,077 shares at January 31, 2006 and 5,800,975 shares at October 31, 2005	2,055,292	1,930,944
Retained earnings	27,194,454	27,413,967

Total shareholders’ equity	29,249,746	29,344,911

Commitments and contingencies

Total liabilities and shareholders’ equity	$33,672,162	34,944,101

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended January 31,
	2006	2005
Net sales	$9,870,320	11,139,368
Cost of goods sold	6,573,945	6,550,578

Gross profit	3,296,375	4,588,790
Selling, general, and administrative expenses	3,651,847	4,224,327

Income (loss) from operations	(355,472)	364,463

Other income (expense), net:
Interest income	14,666	20,561
Interest expense	—	(29,749)
Other, net	(1,475)	755

Other income (expense), net	13,191	(8,433)

Income (loss) before income taxes	(342,281)	356,030
Income tax expense (benefit)	(122,768)	133,345

Net income (loss)	$(219,513)	222,685

Net income (loss) per share:
Basic and diluted	$(0.04)	0.04

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statement of Shareholders’ Equity

(Unaudited)

	Three Months Ended January 31, 2006
	Common Stock		Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balances at October 31, 2005	5,800,975	$1,930,944	27,413,967	29,344,911
Stock-based compensation	219,102	124,348	—	124,348
Net loss	—	—	(219,513)	(219,513)

Balances at January 31, 2006	6,020,077	$2,055,292	27,194,454	29,249,746

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended January 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(219,513)	222,685
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	306,391	280,144
Bad debt expense (recovery)	(23,479)	17,216
Deferred income tax expense	55,079	132,788
Stock-based compensation expense	124,348	115,506
(Increase) decrease in:
Trade accounts receivable	1,986,268	600,599
Other receivables	(139,716)	(48,914)
Inventories	(1,120,680)	(735,373)
Prepaid expenses	(61,565)	(40,473)
Other assets, net	140,051	—
Increase (decrease) in:
Accounts payable and accrued expenses	(432,421)	(252,547)
Accrued compensation and payroll taxes	(580,932)	(827,582)
Income taxes payable	(180,547)	274,110

Net cash used in operating activities	(146,716)	(261,841)

Cash flows from investing activities:
Purchase of property and equipment	(469,488)	(561,592)
Deposits for the purchase of property and equipment	(69,298)	—
Note receivable	(230,000)	—

Net cash used in investing activities	(768,786)	(561,592)

Net decrease in cash	(915,502)	(823,433)

Cash at beginning of period	3,290,133	4,341,956

Cash at end of period	$2,374,631	3,518,523

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2006

(Unaudited)

(1)	General

The accompanying unaudited condensed financial statements of Optical Cable Corporation (the ”Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2006 are not necessarily indicative of the results for the fiscal year ending October 31, 2006 because the following items, among other things, may impact those results: changes in market conditions, seasonality, changes in technology, competitive conditions, ability of management to execute its business plans, as well as other variables and contingencies set forth as risks in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005 or as otherwise identified in other filings by the Company as possibly affecting future results. The unaudited condensed financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. For further information, refer to the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2005.

(2)	Stock Option Plan and Other Stock-Based Compensation

Optical Cable Corporation uses stock incentives to increase the personal financial interest key employees have in the future success of the Company, thereby aligning their interests with those of the shareholders and strengthening their desire to remain with the Company. The Company has authorized and reserved 750,000 shares of common stock for issuance pursuant to the Optical Cable Corporation 1996 Stock Incentive Plan (the “1996 Plan”). As of January 31, 2006, there were approximately 39,000 remaining shares available for grant under the 1996 Plan; however, the Company does not anticipate making any additional grants under the 1996 Plan.

In March of 2005, the Company’s shareholders approved the Optical Cable Corporation 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan is intended to be the successor to the 1996 Plan. The Company has authorized and reserved 1,000,000 shares of common stock for issuance pursuant to the 2005 Plan. As of January 31, 2006, there were 780,000 remaining shares available for grant under the 2005 Plan.

Effective November 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share Based Payment, (“SFAS 123(R)”) and related interpretations, using the modified prospective method. SFAS 123(R) requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant-date fair value of those awards. Using the modified prospective method of adopting SFAS 123(R), the Company began recognizing compensation expense for the remaining unvested portions of stock option awards granted prior to November 1, 2005.

Stock-based compensation expense recognized under SFAS 123(R) in the condensed statement of operations for the three months ended January 31, 2006 was $128,932. The estimated fair value of the Company’s stock-based awards, less estimated forfeitures, is amortized over the awards’ vesting period on a straight-line basis. The stock-based compensation expense for the three months ended January 31, 2006

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2006

(Unaudited)

included $110,142 related to restricted stock grants that would have been included in the Company’s condensed statements of operations under the provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”). As a result of adopting SFAS 123(R) and because SFAS 123(R) as finally adopted does not allow for complete prospective treatment of equity compensation, the Company’s loss before taxes and net loss for the three months ended January 31, 2006 were increased by $47,578 and $30,450, respectively, related to stock options granted before July 2002. The implementation of SFAS 123(R) did not significantly impact basic earnings per share or cash flows from operations for the first fiscal quarter of 2006.

Prior to November 1, 2005, the Company had adopted the prospective method of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation as allowed under SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. The prospective method required the Company to apply the recognition provisions to all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions were first applied. During the first quarter of fiscal year 2006, the Company did not grant, modify or settle any employee stock options or other awards with the exception of restricted shares granted on January 28, 2006 described more fully later in this note.

For stock options granted prior to the adoption of SFAS 123(R), the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to its stock option plans would have been as follows for the three months ended January 31, 2005:

Net income as reported	$222,685
Less total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	133,315

Pro forma net income	$89,370

Net income per share:
Basic and diluted:
As reported	$0.04

Pro forma	$0.02

Under the 1996 Plan, employees and outside contractors were issued options to purchase common stock, all of which were issued prior to July 2002. The exercise price equaled the market price of the Company’s common stock on the date of grant. Options under the 1996 Plan generally vest incrementally over one to five years, and remain exercisable for ten years from the date of grant. During 2002, non-employee members of the Company’s Board of Directors were granted options to purchase a total of 3,123 shares of the Company’s common stock at an exercise price of $7.12 per share, the closing price at the date of grant. These options were not granted pursuant to a plan. Options issued to non-employee directors vested monthly over one year.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2006

(Unaudited)

The fair value of options granted prior to November 1, 2005 was estimated using the Black-Scholes option pricing model and the assumptions noted in the table below. Expected volatility was based on a combination of historical and implied volatilities of the Company’s stock over a period at least as long as the options’ expected term. The expected term represents the period of time that the options granted are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin No. 107 (“SAB 107”), which averages an award’s weighted average vesting period and its contractual term for ‘plain vanilla’ share options. The risk-free rate is based on the available zero-coupon U.S. Treasury instruments with remaining terms equal to the expected term of the share options.

Stock Options Assumptions
Volatility	80.88%
Dividend yields	—
Expected Term (in years)	3.96 - 6.31
Risk-free rate	5.14% -5.58%

Stock option activity during the three months ended January 31, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs)
Outstanding at October 31, 2005	319,483	$19.74
Forfeited	(6,562)	$15.66

Outstanding at January 31, 2006	312,921	$19.83	4.89

Exercisable at January 31, 2006	272,692	$21.70	5.61

Aggregate intrinsic value of options outstanding and options exercisable at January 31, 2006 was $2,350 and $1,763, respectively. Aggregate intrinsic value represents the positive difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $5.11 as of January 31, 2006, and the exercise price multiplied by the number of options outstanding.

As of January 31, 2006, there was $212,013 of total unrecognized compensation cost related to unvested share-based compensation awards granted to employees under the 1996 Plan. That cost is expected to be recognized over the next five fiscal quarters.

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 (“FSP 123(R)”), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP 123(R)-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123(R). Companies may take up to one year from the effective date of FSP 123(R)-3 to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company is currently in the process of evaluating the alternative methods.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2006

(Unaudited)

From time to time the Company has granted restricted stock awards under the 1996 Plan. A portion of the restricted stock awards granted under the 1996 Plan vest based on the passage of time and the remainder vest over time if certain performance criteria are met. The Company records compensation expense ratably over the vesting periods equal to the number of shares multiplied by the closing price of the Company’s common stock on the date of grant. The Compensation Committee of the Board of Directors approved restricted stock awards in December 2004 and 2003 in the amount of 191,000 and 149,000 shares, respectively.

On January 28, 2006 restricted stock awards under the 2005 Plan totaling 220,000 shares were approved by the Compensation Committee of the Board of Directors of the Company. Of the restricted stock awards granted, 147,100 shares are time-based shares, 129,850 shares of which vest quarterly over five years with the first vesting date occurring on April 30, 2006; and 17,250 shares of which vest annually over three years with the first vesting date occurring on January 31, 2007. Of the restricted stock awards granted, 55,650 shares are stock performance-based shares generally eligible to vest over almost five years if the management team is able to provide total shareholder return (in terms of increase in share price plus dividends) at least 20% greater than the return of the Russell 2000® index. Greater shareholder returns can accelerate vesting of the stock performance-based shares, but the shares cannot vest more quickly than over three years. The first vesting date of the stock performance-based shares is October 31, 2006. The remaining 17,250 shares of restricted stock awards granted are operational performance-based shares vesting over a two year period beginning on January 31, 2007 based on the achievement of certain operational performance goals. Failure to meet the performance criteria required for vesting – whether for the stock performance-based shares or for the operational performance-based shares – will result in a portion or all of the shares being forfeited. The Company recognizes expense on the performance-based shares each quarter using an estimate of the shares expected to vest multiplied by the closing price of the Company’s common stock of $5.37 on the date of grant. U.S. generally accepted accounting principles requires that any previously recognized compensation cost shall not be reversed if the shares are forfeited as a result of not meeting the performance measure.

The Company recorded compensation expense related to these restricted stock awards totaling $110,142 and $111,129 during the quarters ended January 31, 2006 and 2005, respectively.

Stock option activity during the three months ended January 31, 2006 consisted of a grant of 220,000 shares and 897 shares forfeited or withheld for taxes.

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

Three Months Ended January 31, 2006

(Unaudited)

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

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the three months ended January 31, 2006 and 2005 follows:

	Three Months Ended January 31
	2006	2005
Balance at beginning of period	$454,550	464,963
Bad debt expense (recovery)	(23,479)	17,216
Recoveries added to allowance	1,149	1,150

Balance at end of period	$432,220	483,329

A prior distributor for the Company filed for protection from its creditors under bankruptcy laws in January 2001. The Company wrote off approximately $2,191,000 for estimated uncollectible accounts receivable from this distributor for the year ended October 31, 2001. Subsequent recoveries from the bankrupt estate of this distributor, if any, will be recognized when payment is received, in accordance with U.S. generally accepted accounting principles.

(4)	Inventories

Inventories as of January 31, 2006 and October 31, 2005 consist of the following:

	January 31, 2006	October 31, 2005
Finished goods	$2,919,405	3,435,050
Work in process	2,883,395	1,669,801
Raw materials	3,792,621	3,528,446
Production supplies	231,340	72,784

	$9,826,761	8,706,081

(5)	Note Receivable

On April 22, 2005, the Company agreed to extend a loan to an unaffiliated start-up connector company (the “Borrower”), specializing in the design, manufacture and sale of connectors and cable assemblies. The

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2006

(Unaudited)

Borrower offers complementary products to the Company’s product offering and is still in the development stage. As a development stage company, the Borrower currently has limited revenues and assets. This loan and the related transactions described below were part of a strategy designed to provide the Company with an option to expand its product line offering in market segments in which the Company currently sells its fiber optic cable products and to preserve channels to market for the Company’s existing product line offering over the longer term.

The loan agreement, as amended, provides that the maximum aggregate principal amount that may be advanced to the Borrower is $2,500,000. Through January 31, 2006, the Company has advanced a total of $1,044,859 to the Borrower. The note receivable, which matures July 31, 2007, is collateralized by all of the Borrower’s tangible and intangible property and bears interest at six percent (6%) per annum and is included in other assets, net, in the accompanying condensed balance sheet as of January 31, 2006. Two of the founders of the Borrower have also guaranteed amounts up to two-thirds of the principal balance outstanding on the note receivable plus two-thirds of any accrued interest related to the note receivable. In connection with the loan, the Company was issued a warrant by the Borrower which, as amended, gives the Company the right to purchase a fifty-six percent (56%) equity interest in the Borrower on a fully diluted, as converted basis, for a purchase price of $1,500,000. The warrant expires on July 31, 2007 if it has not been exercised. In addition, the Company was granted the right to purchase all other outstanding equity of the Borrower at various times from 2009 through 2012, at a fixed multiple of trailing earnings before interest and taxes (EBIT), conditioned upon the Company’s exercise of the warrant or the Borrower’s failure to repay the loan when due.

Additionally, the Company sold fiber optic cables to the Borrower during the three months ended January 31, 2006 totaling $190,536 and $43,880 for fiscal year 2005, all of which is included in trade accounts receivable, net, as of January 31, 2006. The Company recorded interest income related to the loan totaling $14,664 during the three months ended January 31, 2006 and $13,381 during fiscal year 2005, all of which is included in other assets, net as of January 31, 2006.

(6)	Product Warranties

The Company generally warrants its products against certain manufacturing and other defects in material and workmanship. These product warranties are provided for specific periods of time and are applicable assuming the product has not been subjected to misuse, improper installation, negligence or shipping damage. As of January 31, 2006 and October 31, 2005, the Company’s accrual for estimated product warranty claims totaled $100,000 and is included in accounts payable and accrued expenses. Warranty claims expense includes the costs to investigate claims and potential claims, and the costs to replace and/or repair product pursuant to claims, which in certain cases can include claims not deemed valid by the Company. The accrued product warranty costs are based primarily on historical experience of actual warranty claims and costs as well as current information with respect to potential warranty claims and costs. Warranty claims expense for the three months ended January 31, 2006 and 2005 totaled $28,748 and $60,043, respectively.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2006

(Unaudited)

The following table summarizes the changes in the Company’s accrual for product warranties during the three months ended January 31, 2006 and 2005:

	Three Months Ended January 31
	2006	2005
Balance at beginning of period	$100,000	150,000
Liabilities accrued for warranties issued during the period	37,724	66,143
Warranty claims and costs paid during the period	(28,748)	(60,043)
Changes in liability for pre-existing warranties during the period	(8,976)	(6,100)

Balance at end of period	$100,000	150,000

(7)	Warrants

During fiscal year 2003, the Company issued 250,000 warrants to class members defined in a consolidated class action lawsuit by the claims administrator for the class members and in accordance with a settlement agreement approved by the United States District Court for the Western District of Virginia on September 23, 2002. Each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $4.88 per share. The warrants will expire October 24, 2007. The total number of warrants to be issued in accordance with the settlement agreement, 250,000 warrants, have been issued by the Company. There were 235,545 warrants outstanding as of January 31, 2006 and October 31, 2005.

(8)	Note Payable to Bank

The Company has a revolving credit facility with Wachovia Bank, National Association (“Wachovia”). The credit facility provides up to a maximum of $25 million and is collateralized by all of the Company’s tangible and intangible assets and is administered by an affiliate of Wachovia. Borrowings under the credit facility are subject to certain coverage ratios, advance limits and qualifications that are applied to the Company’s accounts receivable, inventory and fixed assets. The Company’s ability to access the full amount of the credit facility depends on the future growth of the Company’s borrowing base. The Company maintains a sweep arrangement with its bank, where at the end of each day, all of the Company’s cash is used to paydown its outstanding note payable to the bank, if any. The initial term of the loan expired in April 2005; however, the credit facility automatically renews each year thereafter in the event that neither party provides notice to the other within sixty (60) days of the April maturity date. Wachovia has agreed to waive the sixty day notice requirement for the upcoming April 2006 renewal date and has agreed to a thirty day notice requirement for this year only. Therefore, written notice of non-renewal or termination by either party must be given on or before Friday, March 17, 2006 or the credit facility will automatically renew for another year with the same terms. The Company is currently in discussions with Wachovia regarding the possible renewal and/or restructuring of the credit facility. The Company is also in discussions with various other potential lenders regarding the establishment of an alternative credit facility. As of January 31, 2006, the Company had no outstanding borrowings under the credit facility, with approximately $6,778,000 unused and available. As of October 31, 2005, the Company had no outstanding borrowings under the credit facility.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2006

(Unaudited)

The credit facility bears interest at one-half of one percent (0.50%) per annum above the prime rate (facility rate of 7.75% as of January 31, 2006). The facility also provides a LIBOR based rate at the Company’s option.

In connection with obtaining and amending the credit facility, the Company incurred various costs. These financing costs, net of amortization, were deferred and were included in other assets, net in the condensed balance sheets of the Company for periods prior to the second quarter of 2005. These deferred financing costs were amortized to interest expense using the straight-line method, which approximates the effective interest method through April 2005 (the original term of the credit facility) and were fully amortized in fiscal year 2005. The costs of future amendments, if any, will be amortized over the remaining term of the credit facility.

(9)	Net Income (Loss) Per Share

Basic net income (loss) per share excludes dilution and is computed by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income (loss) of the Company.

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

Three months ended January 31, 2006	Net loss (Numerator)	Shares (Denominator)	Per share amount
Basic net loss per share	$(219,513)	5,808,148	$(0.04)

Effect of dilutive stock options and warrants	—	—

Diluted net loss per share	$(219,513)	5,808,148	$(0.04)

Three months ended January 31, 2005	Net income (Numerator)	Shares (Denominator)	Per share amount
Basic net income per share	$222,685	5,701,547	$0.04

Effect of dilutive stock options and warrants	—	21,817

Diluted net income per share	$222,685	5,723,364	$0.04

Otherwise dilutive securities, including stock options and warrants, to acquire approximately 41,000 shares, net of assumed proceeds based on exercise price, and with an exercise price less than the stock price as of January 31, 2006, were excluded from the computation of diluted net loss for the three months ended January 31, 2006 because their effect would have been antidilutive.

Stock options that could potentially dilute net income (loss) per share in the future that were not included in the computation of diluted net income (loss) per share (because to do so would have been antidilutive for the periods presented) totaled 307,922 and 334,114 for the three months ended January 31, 2006 and 2005, respectively.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2006

(Unaudited)

(10)	Segment Information and Business and Credit Concentrations

The Company has a single reportable segment for purposes of segment reporting.

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of January 31, 2006 and October 31, 2005 have been adequately provided for in the condensed financial statements.

For the three months ended January 31, 2006 and 2005, 15.0% and 13.2%, respectively, of net sales were attributable to one major domestic distributor. No other single customer accounted for more than 10% of net sales during the three months ended January 31, 2006, while 13.0% of net sales were attributable to another domestic customer during the three months ended January 31, 2005. For the three months ended January 31, 2006 and 2005, approximately 76% and 86%, respectively, of net sales were from customers located in the United States, and approximately 24% and 14%, respectively, were from customers outside of the United States.

(11)	Contingencies

From time to time, the Company is involved in various claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

(12)	New Accounting Standards

In November 2004, the Financial Accounting Standards Board, also referred to as the “FASB,” issued Statement of Financial Accounting Standards No. 151, (“SFAS 151”), Inventory Costs – an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires these costs be treated as current period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have any effect on the Company’s financial position, results of operations and liquidity.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), Share-Based Payment. SFAS 123(R) is a revision of FASB SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2006

(Unaudited)

services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS 123(R), as amended by a rule adopted by the SEC on April 14, 2005, are effective for public entities that do not file as small business issuers as of the beginning of the fiscal year that begins after June 15, 2005. See note 2 for a description of the impact to the Company’s financial position, results of operations and liquidity due to the adoption of SFAS 123(R).

Forward Looking Information

This report may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to risks and uncertainties that may cause actual events to differ materially from our expectations. Factors that could cause or contribute to such differences include, but are not limited to, the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber); our dependence on a single manufacturing facility; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing; our dependence on a limited number of suppliers; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in regulatory reviews and audits and potential regulatory reviews and audits; further adverse changes in laws and regulations associated with the extraterritorial income exclusion; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences of competing technologies, including copper cable and wireless, relative to fiber optic cable; economic conditions that affect the telecommunications sector, certain technology sectors or the economy as a whole; terrorist attacks or acts of war, particularly given the acts of terrorism against the United States and subsequent military responses by the United States, and any potential future military conflicts; changes in the level of military spending by the United States government; ability to retain key personnel; our ability to successfully implement planned changes to our information technology systems and manufacturing processes; the impact of changes in accounting policies, including those by the Securities and Exchange Commission and the Public Company Accounting Oversight Board; our ability to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, and/or making investments in or with, parties that compete with and/or have conflicts with customers of ours; impact of weather or natural disasters in the areas of the world in which we operate and market our products; changes in market demand, exchange rates, productivity, or market and economic conditions in the areas of the world in which we operate and market our products, and our success in managing the risks involved in the foregoing.

We caution readers that the foregoing list of important factors is not exclusive and we incorporate by reference those factors included in current reports on Form 8-K.

Dollar amounts presented in the following discussion have been rounded to the nearest hundred thousand, unless the amounts are less than one million, in which case the amounts have been rounded to the nearest thousand.

Overview

During the first quarter of our 2006 fiscal year, net sales and gross profit margin decreased when compared to the same period last year. Net sales decreased 11.4% to $9.9 million during the first quarter of fiscal 2006, down from $11.1 million during the same period last year. Gross profit margin decreased to 33.4% during the first quarter of fiscal 2006, compared to 41.2% during the same period last year. We reported a net loss of $220,000 during the first quarter of fiscal 2006, compared to net income of $223,000 for the comparable period last year.

We believe the decrease in net sales and gross profit margins we experienced in the first quarter of fiscal 2006 are not indicative of expected results for the remainder of the year. A number of factors contributed to the decrease in net sales and gross profit margins during the first quarter of fiscal 2006 compared to the same period last year. While we experienced an increase in net sales in our commercial market (with relatively lower gross profit margins) compared to the same period last year, this increase was more than offset by decreases in net sales for a number of our specialty markets (with relatively higher gross profit margins). We believe this was a result of the timing of projects and other factors affecting short-term product demand. Also during the first quarter of fiscal 2006, we experienced what we believe to be a temporary increase in manufacturing lead times and a temporary decrease in manufacturing efficiencies in part resulting from the implementation of process and system changes in connection with our new enterprise resource planning (“ERP”) system and other initiatives, which likely contributed to lower net sales and gross profit margins during the first fiscal quarter of 2006. We believe any such effect will be temporary and not adversely affect net sales or gross profit margins for the second half of fiscal 2006, and that our process and system changes ultimately will improve the scalability of our systems (and therefore our ability to better handle increased production volume), improve our plant efficiency, and improve our customer service.

We continue to have a positive cash balance as of January 31, 2006, avoiding the need to use our credit facility for working capital, capital expenditures or other investing activities during the quarter.

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

We sell our products worldwide for uses ranging from commercial and campus installations to customized products for specialty applications and harsh environments, including military applications. We manufacture our high quality fiber optic cables at our ISO 9001:2000 registered and MIL-STD-790F certified facility located in Roanoke, Virginia.

Our tight buffered fiber optic cables are used for high bandwidth transmission of data, video and audio communications. The enterprise market into which we sell includes local area network and premises markets. Our fiber optic cables are well-suited for use in various other short- to moderate-distance applications as well.

We sell our products internationally and domestically through our sales force to our customers, which include major distributors, regional distributors, various smaller distributors, original equipment manufacturers and value added resellers. Net sales to customers located outside of the United States were 24% and 14% for the three months ended January 31, 2006 and 2005, respectively. Substantially all of our sales to customers located outside of the United States are denominated in U.S. dollars. The increase in the percentage of net sales to customers located outside of the United States in the first quarter of 2006 compared to the first quarter of 2005 is primarily the result of a large sale to one customer located outside of the United States, during the first quarter of fiscal year 2006. Fluctuations in the percentage of net sales to customers outside of the United States from period to period occur based on the timing of large orders coupled with the impact of increases or decreases in sales to customers located in the United States.

Net sales consist of gross sales of products less discounts, refunds and returns. Revenue is recognized at the time of product shipment or delivery to the customer (including distributors) provided that the customer takes ownership and assumes risk of loss, based on shipping terms. During the first quarters of fiscal years 2006 and 2005, 15.0% and 13.2%, respectively, of our net sales were attributable to one major domestic distributor. No other single customer accounted for more than 10% of our net sales during the first quarter of fiscal year 2006, and 13.0% of net sales were attributable to another major domestic customer during the first quarter of fiscal year 2005.

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

Cost of goods sold consists of the cost of materials, product warranty costs and compensation costs and overhead related to our manufacturing operations. The largest percentage of costs included in cost of goods sold is attributable to costs of materials which are variable costs as opposed to fixed costs.

Selling, general and administrative expenses, also referred to as “SG&A expenses,” consist of the compensation costs for sales and marketing personnel, shipping costs, trade show expenses, customer support expenses, travel expenses, advertising, bad debt expense, the compensation cost for administration and management personnel, as well as legal and accounting fees and costs incurred to settle litigation or claims and other actions against us.

Other income (expense), net consists of interest income, interest expense and other miscellaneous income and expense items not directly attributable to our operations.

Results of Operations

The following table sets forth and highlights fluctuations in selected line items from our condensed statements of operations for the periods indicated:

	Three Months Ended January 31		Percent Change
	2006	2005
Net sales	$9,900,000	11,100,000	(11.4)%
Gross profit	3,300,000	4,600,000	(28.2)
SG&A expenses	3,700,000	4,200,000	(13.6)
Net income (loss)	(220,000)	223,000	(198.6)

Net Sales

Net sales decreased 11.4% to $9.9 million for the first quarter of fiscal year 2006 from $11.1 million for the same period in 2005. We believe the decrease in net sales we experienced in the first quarter of fiscal year 2006 is not indicative of expected results for the remainder of the year.

A number of factors contributed to the $1.2 million decrease in net sales in the first quarter of 2006. While we experienced an increase in net sales in our commercial market compared to the same period last year, this increase was more than offset by decreases in net sales for a number of our specialty markets. We believe the timing of projects and other factors affecting product demand over the short-term contributed to the decreases in our specialty markets and our overall net sales.

Also during the first quarter of 2006, we experienced an increase in fiber meters shipped, but a decrease in cable meters shipped, compared to the first quarter of 2005. At the same time, we experienced an increase in product mix for cable containing single-mode fiber (which typically has a lower relative sales price), compared to cable containing multimode fiber (which typically has a higher relative sales price), when compared to the first quarter of 2005. We believe the changes in volumes shipped and the increase in product mix for cable containing single-mode fiber also contributed to the overall decrease in net sales during the first quarter of fiscal 2006.

In addition, during the first quarter of 2006, we began the implementation of process and system changes in connection with our new ERP system and certain other initiatives. Those changes, to some extent, adversely impacted our production efficiency as we began the transition to new systems and processes. As a result, we experienced what we believe to be a temporary increase in manufacturing lead times, which likely contributed to lower net sales during the first quarter of fiscal 2006. We believe our process and system changes ultimately will improve the scalability of our systems (and therefore our ability to better handle increased production volume), improve our plant efficiency, and improve our customer service. As we continue to implement the planned process and system changes, our net sales in the second quarter of fiscal 2006 fiscal year could be negatively impacted compared to the same period last year. However, we believe any such effect will be temporary and not adversely affect net sales for the second half of fiscal 2006.

During fiscal year 2005, we did not experience the same seasonality pattern in net sales as experienced by us in fiscal years 2004 and 2003, and as previously expected during fiscal year 2005. Specifically, we typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year. As we saw during fiscal year 2005, the effect of seasonality patterns can be altered by the timing of larger projects. We continue to evaluate whether typical seasonality patterns are a factor impacting our net sales in fiscal 2006.

Gross Profit

Gross profit decreased 28.2% to $3.3 million for the first quarter of 2006 from $4.6 million for the same period in 2005. Gross profit margin, or gross profit as a percentage of net sales, decreased to 33.4% in the first quarter of 2006 from 41.2% in the first quarter of 2005. We believe the decrease in gross profit margins we experienced in the first quarter of fiscal 2006 is not indicative of expected results for the remainder of the year. A number of factors contributed to the decrease in gross profit margins during the first quarter of fiscal 2006 compared to the same period last year.

The decrease in the gross profit margin during the first quarter of 2006 resulted in part from the sale of a mix of products with lower margins, as well as certain production costs being spread over lower net sales, when compared to the same period last year. Product mix can vary as a result of changes in sales of products with different fiber types and fiber counts, and changes in sales to various markets that require different product types.

During the first quarter, we experienced an increase in net sales in our commercial market (with relatively lower gross profit margins) and decreases in net sales for a number of our specialty markets (with relatively higher gross profit margins). We believe this was a result of the timing of projects and other factors affecting short-term product demand. Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may deviate from expectations based on both anticipated and unanticipated changes in product mix.

Also during the first quarter of fiscal 2006, we experienced what we believe to be a temporary decrease in manufacturing efficiencies in part resulting from the implementation of process and system changes in connection with our new ERP system and other initiatives, which likely contributed to lower gross profit margins during the first quarter of fiscal 2006. We believe any such effect will be temporary and will not adversely affect gross profit margins for the second half of fiscal 2006, and that our process and system changes ultimately will improve the scalability of our systems (and therefore our ability to better handle increased production volume), improve our plant efficiency, and improve our customer service.

Increased compensation costs associated with the expansion of our technology and engineering department and increased costs associated with production loss during the period also negatively impacted our gross profit margin in the first quarter of 2006.

Selling, General, and Administrative Expenses

SG&A expenses decreased 13.6% to $3.7 million in the first quarter of 2006 from $4.2 million for the same period last year. SG&A expenses as a percentage of net sales were 37.0% in the first quarter of 2006 compared to 37.9% in the first quarter of 2005.

The decrease in SG&A expenses during the first quarter of fiscal 2006 compared to the same period last year was primarily due to decreased employee compensation costs, decreased marketing expenses, and reduced costs associated with non-recurring quality certification fees.

Compensation costs have decreased when comparing the first quarter of fiscal year 2006 to the comparable period in fiscal year 2005 largely as a result of decreases in commissions as net sales have decreased and decreases in employee incentives due to the fact that our financial results during the first quarter of 2006 were less favorable than planned. The decrease in marketing costs was largely the result of targeted efforts to control SG&A costs, and the timing of when certain costs were incurred.

We experienced reduced costs associated with quality certification fees in the first quarter of 2006 when compared to the same period last year primarily due to non-recurring fees incurred in fiscal year 2005 related to our efforts throughout the year, and ultimate achievement of certain qualifications and certifications.

During February 2006 we have made certain changes in our sales organization that will result in severance expenses which will negatively impact SG&A expenses during the second quarter of 2006. The expected costs associated with these changes are approximately $285,000 before tax effects.

Other Income (Expense), Net

We recognized other income, net in the first quarter of fiscal year 2006 of $13,000 compared to other expense, net of $8,000 in the first quarter of fiscal year 2005. The change was primarily due to a decrease in interest expense related to our credit facility. Although we did not need to use our credit facility during fiscal year 2005, we recognized interest expense during the first two quarters of 2005 related to the amortization of the deferred financing costs associated with obtaining and amending our credit facility. See also “Liquidity and Capital Resources” for further discussion of our revolving credit facility.

Income (Loss) Before Income Taxes

We reported a loss before income tax benefit of $342,000 for the first quarter of fiscal year 2006 compared to income before income tax expense of $356,000 for the first quarter of fiscal year 2005. This change was primarily due to the decrease in gross profit of $1.3 million in the first quarter of fiscal year 2006 compared to the same period in 2005, partially offset by the decrease in SG&A expenses totaling $572,000 in the first quarter of 2006 compared to the same period in 2005.

Income Tax Expense (Benefit)

Income tax benefit totaled $123,000 in the first quarter of fiscal year 2006 compared to income tax expense of $133,000 for the same period in fiscal year 2005. Our effective tax rate for the first quarter of fiscal year 2006 was 35.9% compared to 37.5% for the first quarter of fiscal year 2005. Fluctuations in our effective tax rates are primarily due to the amount and timing of various tax deductions and benefits, including our Extraterritorial Income Exclusion, also referred to as “EIE,” which exempts from federal income taxation a portion of the net profit realized from sales outside the United States of products manufactured in the United States. The EIE is calculated by a complex analysis of all export sales and profits for each tax year. Fluctuations in the ratio of export sales and profitability to total sales and profitability create changes in the EIE. Additionally, the EIE benefit continues to be phased out as described in more detail below.

The World Trade Organization has ruled against the United States’ EIE regime. In the ruling the World Trade Organization gave permission to the European Union to sanction tariffs on certain products manufactured in the United States if the EIE regime was not repealed. The American Jobs Creation Act of 2004, also referred to as the “Jobs Act,” generally repeals the EIE regime for transactions after December 31, 2004. The Jobs Act continues to extend EIE benefits at a reduced rate for two additional years, and continues EIE benefits indefinitely for transactions pursuant to a binding contract in effect on September 17, 2003. As passed, the Jobs Act provides transition relief by allowing taxpayers to retain a portion of their otherwise-applicable EIE benefits: 100% for transactions during calendar year 2004, 80% for transactions during calendar year 2005 and 60% for transactions during calendar year 2006. At the same time, the Jobs Act allows for a new deduction based on qualified domestic production activities. The impact of the EIE benefit and the new deduction contributed to the decrease in our effective tax rate during fiscal year 2006 compared to the same period last year. We may continue to experience a modest impact on our effective tax rate as the new deduction is phased in over the next six years and the EIE benefit continues to be phased out.

Net Income (Loss)

Net loss for the first quarter of 2006 was $220,000 compared to net income of $223,000 for the first quarter of fiscal year 2005. This change was due primarily to the loss before taxes experienced in the first quarter of 2006 compared to income before taxes for the comparable period last year, partially offset by the recognition of a tax benefit in the first quarter of 2006 compared to tax expense in the first quarter of 2005.

Financial Condition

Total assets decreased $1.3 million, or 3.6%, to $33.7 million at January 31, 2006, from $34.9 million at October 31, 2005. This decrease was primarily due to a $916,000 decrease in cash and a $2.0 million decrease in trade accounts receivable, net, resulting largely from the decrease in net sales in the first quarter of 2006 when compared to the fourth quarter of 2005. Further detail regarding the decrease in cash is provided in our discussion of “Liquidity and Capital Resources.” These decreases were partially offset by a $1.1 million increase in inventories. We constantly make efforts to maintain optimal inventory levels based on current and anticipated customer demands. However, during the first quarter of 2006 we made changes to certain production processes in conjunction with the implementation of our ERP system and those changes, to some extent, have resulted in increases in our work-in-process inventory levels as we work through the transition to the new system.

Total liabilities decreased $1.2 million, or 21.0%, to $4.4 million at January 31, 2006, from $5.6 million at October 31, 2005. This decrease was due to a $415,000 decrease in accounts payable and accrued expenses, largely due to timing of related payments when comparing the two periods, a $581,000 decrease in accrued compensation and payroll taxes and a $181,000 decrease in income taxes payable. The decrease in accrued compensation was largely a result of the payment of certain incentive compensation related to fiscal year 2005 during the first quarter of 2006 and the fact that we did not meet financial performance requirements that would require the accrual of certain incentive compensation associated with the first quarter of 2006.

Total shareholders’ equity at January 31, 2006 decreased $95,000, or 0.3% in the first quarter of 2006. The decrease resulted from a net loss of $220,000 partially offset by the impact of stock-based compensation totaling $124,000.

Liquidity and Capital Resources

Our primary capital needs during the first quarter of 2006 have been to fund working capital requirements, capital expenditures, and advances to an unaffiliated company described below. Our primary source of capital for these purposes has been cash provided from operations and cash on hand. As of January 31, 2006 and October 31, 2005, we had no outstanding balance under our bank line of credit.

Our cash totaled $2.4 million as of January 31, 2006, a decrease of $916,000, compared to $3.3 million as of October 31, 2005. We maintain a sweep account arrangement with our bank, where at the end of each day all of our cash is used to paydown our outstanding note payable to the bank, if any. The decrease in cash for the quarter ended January 31, 2006, primarily resulted from the timing of payments made for operating expenses near the end of the period as well as capital expenditures made during the quarter and advances under a note receivable (described further herein).

On January 31, 2006, we had working capital of $14.8 million compared to $15.2 million on October 31, 2005. The ratio of current assets to current liabilities as of January 31, 2006, was 4.3 to 1, compared to 3.7 to 1 as of October 31, 2005. The decrease in working capital when comparing the periods was primarily caused by the $916,000 decrease in cash and the $2.0 million decrease in trade accounts receivable, net, partially offset by the $1.1 million increase in inventories.

Net cash used in operating activities was $147,000 in the first quarter of 2006, compared to $262,000 in the first quarter of 2005. Net cash used in operating activities during the first quarter of fiscal year 2006 primarily resulted from an increase in inventories in the amount of $1.1 million, and a decrease in accounts payable and accrued expenses, including accrued compensation and payroll taxes totaling $1.0 million, partially offset by adjustments to reconcile net loss to net cash used in operating activities, including depreciation and amortization of $306,000 and a decrease in trade accounts receivable of $2.0 million. Net cash used in operating activities during the first quarter of 2005 primarily resulted from an increase in inventory in the amount of $735,000 and a decrease in accounts payable and accrued expenses, including accrued compensation and payroll taxes totaling $1.1 million, partially offset by adjustments to reconcile net income to net cash used in operating activities, including depreciation and amortization of $280,000, stock compensation expense of $116,000 and a decrease in trade accounts receivable of $601,000.

Net cash used in investing activities totaled $769,000 and $562,000 in the first quarters of 2006 and 2005, respectively. Net cash used in investing activities during the first quarter of 2006 resulted primarily from purchases of property and equipment, deposits for the purchase of property and equipment, and advances made to an unaffiliated company described below.

On April 22, 2005, we agreed to extend a loan to an unaffiliated start-up connector company, also referred to as the “Borrower,” specializing in the design, manufacture and sale of connectors and cable assemblies. The Borrower offers complementary products to our product offering and is still in the development stage. As a development stage company, the Borrower currently has limited revenues and assets. This loan, and the related transactions described below, is part of a strategy designed to provide us with an option to expand our product line offering in market segments in which we currently sell our fiber optic cable products and to preserve channels to market for the Company’s existing product line offering over the longer term. The loan agreement, as amended, provides that the maximum aggregate principal amount that may be advanced to the Borrower is $2,500,000. Through January 31, 2006, we had advanced a total of $1,045,000 to the Borrower. The loan, which matures July 31, 2007, is collateralized by all of the Borrower’s tangible and intangible property and bears interest at six percent (6%) per annum and is included in other assets, net, in our condensed balance sheet as of January 31, 2006. In connection with the loan, we were issued a warrant by the Borrower which, as amended, gives us the right to purchase a fifty-six percent (56%) equity interest in the Borrower on a fully diluted, as converted basis, for a purchase price of $1,500,000. The warrant expires on July 31, 2007 if it has not been exercised. In addition, we were granted the right to purchase all other outstanding equity of the Borrower at various times from 2009 through 2012, at a fixed multiple of trailing earnings before interest and taxes (EBIT), conditioned upon our exercise of the warrant or the Borrower’s failure to repay the loan when due.

Net cash used in investing activities during the first quarter of fiscal 2005 resulted entirely from purchases of property and equipment. There are no material commitments for capital expenditures as of January 31, 2006.

There was no net cash provided by or used in financing activities in the first quarters of fiscal 2006 or 2005.

We have a revolving credit facility with Wachovia Bank, National Association (“Wachovia”). The credit facility provides up to a maximum of $25 million and is collateralized by all of our tangible and intangible assets and is administered by an affiliate of Wachovia. Borrowings under the credit facility are subject to certain coverage ratios, advance limits and qualifications that are applied to our accounts receivable, inventory and fixed assets. Our ability to access the full amount of the credit facility depends on the future growth of our borrowing base. We maintain a sweep arrangement with our bank, where at the end of each day, all of our cash is used to paydown our outstanding note payable to the bank, if any. The initial term of the loan expired in April 2005; however, the credit facility automatically renews each year thereafter in the event that neither party provides notice to the other within sixty (60) days of the April maturity date. Wachovia has agreed to waive the sixty day notice requirement and agreed to a thirty day notice requirement for the 2006 renewal. Therefore, written notice of non-renewal or termination by either party must be given on or before Friday, March 17, 2006 or the credit facility will automatically renew for another year with the same terms. We are currently in discussions with Wachovia regarding the possible renewal and/or restructuring of our credit facility. We are also in discussions with various other potential lenders regarding the establishment of an alternative credit facility. As of January 31, 2006, we had no outstanding borrowings under the credit facility, with approximately $6,778,000 unused and available. As of October 31, 2005, we had no outstanding borrowings under the credit facility.

The credit facility bears interest at one-half of one percent (0.50%) per annum above the prime rate (facility rate of 7.75% as of January 31, 2006). The facility also provides a LIBOR based rate at our option.

In connection with obtaining and amending the credit facility described above, we incurred various costs. These financing costs, net of amortization, were deferred and were included in other assets, net in our condensed balance sheets for periods prior to the second quarter of 2005. These deferred financing costs were amortized to interest expense using the straight-line method, which approximates the effective interest method through April 2005 (the original term of the credit facility) and were fully amortized in fiscal year 2005. The costs of future amendments, if any, will be amortized over the remaining term of the credit facility.

We believe that our cash flow from operations, our cash on hand and our existing credit facility, as renewed or restructured, or any alternative credit facility we may obtain, will be adequate to fund our operations for at least the next twelve months. We anticipate being able to renew or restructure our current credit facility or obtain another credit facility prior to our current credit facility’s expiration in April 2006 at terms no less favorable than those of our current facility.

We issued warrants to purchase 250,000 shares of our common stock at an exercise price per share of $4.88 as part of a consolidated class action lawsuit settlement agreement reached in September 2002. The warrants are exercisable for five years and will expire October 24, 2007. We have registered the shares issuable upon the exercise of the warrants under the Securities Act of 1933, as amended.

A prior distributor for us filed for protection from its creditors under bankruptcy laws in January 2001. We wrote off approximately $2.2 million for estimated uncollectible accounts receivable from this distributor for the year ended October 31, 2001. Subsequent recoveries from the bankrupt estate of this distributor, if any, will be recognized when payment is received, in accordance with U.S. generally accepted accounting principles.

From time to time, we are involved in various claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Seasonality

Historically, net sales are relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year, which we believe may be partially due to construction cycles and budgetary considerations of our customers. For example, an average of approximately 45% of our net sales occurred during the first half of the fiscal year and an average of approximately 55% of our net sales occurred during the second half of the fiscal year for fiscal years 1996 through 2000. However, our net sales did not follow this pattern in fiscal year 2002 or 2001. In fiscal years 2002 and 2001, approximately 52% and 57% of our net sales occurred during the first half of the fiscal year, respectively, and approximately 48% and 43% of our net sales occurred during the second half of the fiscal year, respectively. We believe this shift in the pattern of our net sales was related to overall economic conditions in the industry at the time. During fiscal years 2004 and 2003, approximately 46% and 47%, respectively, of our net sales occurred during the first half of the fiscal year and approximately 54% and 53%, respectively, of our net sales occurred during the second half of the fiscal year. While we believe the pattern of net sales we experienced during fiscal years 2004 and 2003 may have reflected a return to our historical seasonality pattern, we did not see this pattern during fiscal year 2005, as net sales during the first half of the fiscal year were approximately the same as net sales for the second half of the year. We believe the lack of seasonality pattern in fiscal 2005 was partially due to the timing of larger projects, which were weighted more heavily during the first half of the year. At this time, we have not yet determined whether we will see a return to a more typical seasonality pattern in fiscal year 2006.

Contractual Obligations and Commitments

As of January 31, 2006, we have no contractual obligations and commitments that will significantly impact our future liquidity.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based on the condensed financial statements and accompanying condensed notes that have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 1 to the annual financial statements filed with our Annual Report on Form 10-K for fiscal year 2005 provides a summary of our significant accounting policies. The following are areas requiring significant judgments and estimates due to uncertainties as of the reporting date: revenue recognition, trade accounts receivable and the allowance for doubtful accounts, inventories, long-lived assets, and commitments and contingencies.

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

Quantitative and Qualitative Disclosures About Market Risk

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of January 31, 2006, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Future Accounting Considerations

In May 2005, the Financial Accounting Standards Board, also referred to as the “FASB,” issued Statement of Financial Accounting Standards, also referred to as “SFAS,” No. 154, Accounting Changes and Error Corrections which replaces Accounting Principles Board, also referred to as “APB,” Opinion No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principal unless it is not practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal year 2007. Although the Company will continue to evaluate the application of SFAS No. 154, we do not currently believe adoption will have a material impact on the Company’s results of operations, financial position or liquidity.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, also referred to as “SFAS 155,”, an amendment of SFAS No. 133 and 140. This Statement resolves certain issues addressed in the implementation of SFAS No. 133 concerning beneficial interests in securitized financial assets. SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative, clarifies which interest-only strips and principal-only strips are not subject to the requirement of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets, clarifies the concentrations of credit risk, and eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument. The statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The adoption of the Statement is not expected to have a material impact on the Company’s results of operations, financial position or liquidity.

As of March 1, 2006, there are no other new accounting standards issued, but not yet adopted by us, which are expected to be applicable to our financial position, operating results or financial statement disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of January 31, 2006, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2006. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and that there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

The exhibits listed on the Exhibit Index are filed as part of, and incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: March 17, 2006	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: March 17, 2006	/s/ Tracy G. Smith
Tracy G. Smith
Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
3.1	Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated herein by reference to Exhibit 1 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

3.2	Bylaws of Optical Cable Corporation, as amended (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.1	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.2	Rights Agreement dated as of November 2, 2001 (incorporated herein by reference to Exhibit 4 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.3	Form of certificate representing preferred share purchase right (incorporated herein by reference to Exhibit 5 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.4	Warrant Agreement dated as of October 24, 2002 (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the Commission on February 11, 2003).

4.5	Form of warrant certificate (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed with the Commission on February 11, 2003).

10.1*	Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated herein by reference to Exhibit 10.1 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.2*	Employment Agreement dated December 10, 2004 by and between Optical Cable Corporation and Tracy G. Smith (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2005 (file number 0-27022)).

10.3*	Employment Agreement by and between Optical Cable Corporation and Luke J. Huybrechts effective November 1, 2002 (incorporated herein by reference to Exhibit 10.2 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.4*	Employment Agreement by and between Optical Cable Corporation and Charles W. Carson effective January 2, 2003 (incorporated herein by reference to Exhibit 10.3 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.5*	Optical Cable Corporation Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 1998 (file number 0-27022)).

10.6*	Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-8 No. 333-09733).

10.7*	Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.8*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.9*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.10*	Form of award agreement under the Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company Annual Report on Form 10-K for the period ended October 31, 2004).

10.11*	Optical Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.