Form 10-Q
period 2006-04-30
OPTICAL CABLE CORP
filed 2006-06-14
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act).

Large Accelerated Filer  ☐     Accelerated Filer  ☐    Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 8, 2006, 6,002,761 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Six Months Ended April 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPTICAL CABLE CORPORATION

Condensed Balance Sheets

(Unaudited)

	April 30, 2006	October 31, 2005
Assets

Current assets:
Cash	$2,569	$3,290,133
Trade accounts receivable, net of allowance for doubtful accounts of $449,886 at April 30, 2006 and $454,550 at October 31, 2005	8,153,723	8,174,384
Other receivables	313,714	158,340
Inventories	10,259,108	8,706,081
Prepaid expenses	400,003	384,773
Deferred income taxes	61,213	44,839

Total current assets	19,190,330	20,758,550

Property and equipment, net	13,289,413	12,779,152
Other assets, net	1,443,747	1,047,699
Deferred income taxes	567,752	358,700

Total assets	$34,491,242	$34,944,101

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,681,938	$2,974,694
Accrued compensation and payroll taxes	797,467	2,099,156
Income taxes payable	452,351	525,340

Total current liabilities	4,931,756	5,599,190

Note payable to bank	426,832	—

Total liabilities	5,358,588	5,599,190

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 5,994,761 shares at April 30, 2006 and 5,800,975 at October 31, 2005	2,247,410	1,930,944
Retained earnings	26,885,244	27,413,967

Total shareholders’ equity	29,132,654	29,344,911
Commitments and contingencies

Total liabilities and shareholders’ equity	$34,491,242	$34,944,101

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Net sales	$11,239,276	$11,609,312	$21,109,596	$22,748,680
Cost of goods sold	7,838,611	6,879,976	14,412,556	13,430,554

Gross profit	3,400,665	4,729,336	6,697,040	9,318,126

Selling, general and administrative expenses	3,891,033	4,136,073	7,542,880	8,360,400

Income (loss) from operations	(490,368)	593,263	(845,840)	957,726

Other income (expense), net:
Interest income	18,208	75	32,874	20,636
Interest expense	(5,465)	(24,914)	(5,465)	(54,663)
Other, net	(4,533)	3,451	(6,008)	4,206

Other income (expense), net	8,210	(21,388)	21,401	(29,821)

Income (loss) before income taxes	(482,158)	571,875	(824,439)	927,905

Income tax expense (benefit)	(172,948)	208,135	(295,716)	341,480

Net income (loss)	$(309,210)	$363,740	$(528,723)	$586,425

Net income (loss) per share:
Basic and diluted	$(0.05)	$0.06	$(0.09)	$0.10

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statement of Shareholders’ Equity

(Unaudited)

	Six Months Ended April 30, 2006
	Common Stock		Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balances at October 31, 2005	5,800,975	$1,930,944	$27,413,967	$29,344,911

Stock-based compensation	193,321	314,198	—	314,198
Exercise of warrants ($4.88 per share)	465	2,268	—	2,268
Net loss	—	—	(528,723)	(528,723)

Balances at April 30, 2006	5,994,761	$2,247,410	$26,885,244	$29,132,654

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended April 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(528,723)	$586,425
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	624,357	588,108
Bad debt expense (recovery)	(6,925)	24,214
Deferred income tax expense (benefit)	(225,426)	317,958
Stock-based compensation expense	314,198	224,753
Gain on sale of machinery and equipment	—	(1,000)
(Increase) decrease in:
Trade accounts receivable	27,586	171,173
Other receivables	(155,374)	(79,174)
Inventories	(1,553,027)	(1,616,427)
Prepaid expenses	(15,230)	124,728
Other assets, net	140,051	—
Increase (decrease) in:
Accounts payable and accrued expenses	753,055	(181,659)
Accrued compensation and payroll taxes	(1,301,689)	(645,936)
Income taxes payable	(72,989)	297,074

Net cash used in operating activities	(2,000,136)	(189,763)

Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(1,162,445)	(902,704)
Proceeds from sale of property and equipment	—	1,000
Investment in other assets	(32,355)	—
Note receivable	(500,000)	(150,000)

Net cash used in investing activities	(1,694,800)	(1,051,704)

Cash flows from financing activities:
Proceeds from note payable to bank, net	426,832	—
Payments for financing costs	(21,728)	—
Proceeds from exercise of warrants	2,268	—

Net cash provided by financing activities	407,372	—

Net decrease in cash	(3,287,564)	(1,241,467)

Cash at beginning of period	3,290,133	4,341,956

Cash at end of period	$2,569	$3,100,489

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2006

(Unaudited)

(1) General

The accompanying unaudited condensed financial statements of Optical Cable Corporation (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2006 are not necessarily indicative of the results for the fiscal year ending October 31, 2006 because the following items, among other things, may impact those results: changes in market conditions, seasonality, changes in technology, competitive conditions, ability of management to execute its business plans, as well as other variables and contingencies set forth as risks in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005 or as otherwise identified in other filings by the Company as possibly affecting future results. The unaudited condensed financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. For further information, refer to the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2005.

(2) Stock Option Plan and Other Stock-Based Compensation

Optical Cable Corporation uses stock incentives to increase the personal financial interest key employees have in the future success of the Company, thereby aligning their interests with those of the shareholders and strengthening their desire to remain with the Company. The Company has authorized and reserved 750,000 shares of common stock for issuance pursuant to the Optical Cable Corporation 1996 Stock Incentive Plan (the “1996 Plan”). As of April 30, 2006 there were approximately 135,000 remaining shares available for grant under the 1996 Plan; however, at this time, the Company does not anticipate making any additional grants under the 1996 Plan.

In March of 2005, the Company’s shareholders approved the Optical Cable Corporation 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan is intended to be the successor to the 1996 Plan. The Company has authorized and reserved 1,000,000 shares of common stock for issuance pursuant to the 2005 Plan. As of April 30, 2006, there were 780,000 remaining shares available for grant under the 2005 Plan.

Effective November 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share Based Payment, (“SFAS 123(R)”) and related interpretations, using the modified prospective method. SFAS 123(R) requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant-date fair value of those awards. Using the modified prospective method of adopting SFAS 123(R), the Company began recognizing compensation expense for the remaining unvested portions of stock option awards granted prior to November 1, 2005. All such stock option awards were made prior to July 2002.

Stock-based compensation expense (including the expense for both stock option awards granted prior to July 2002, and restricted stock grants) recognized under SFAS 123(R) in the condensed statement of operations for the three months and six months ended April 30, 2006 was $195,728 and $325,645, respectively. The estimated fair value of the Company’s stock-based awards, less estimated forfeitures, is

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2006

(Unaudited)

amortized over the awards’ vesting period on a straight-line basis. The stock-based compensation expense for the three months and six months ended April 30, 2006 included $152,085 and $261,241, respectively, related to restricted stock grants that would have been included in the Company’s condensed statements of operations under the provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”). As a result of adopting SFAS 123(R) and because SFAS 123(R) as finally adopted does not allow for complete prospective treatment of equity compensation, the Company’s loss before taxes for the three months and six months ended April 30, 2006 were increased by $45,330 and $92,908, respectively, and the Company’s net loss for the three months and six months ended April 30, 2006 were increased by $29,011 and $59,461, respectively, related to stock options granted before July 2002. The implementation of SFAS 123(R) did not significantly impact basic earnings per share or cash flows from operations for the three months and six months ended April 30, 2006.

Prior to November 1, 2005, the Company had adopted the prospective method of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation as allowed under SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. The prospective method required the Company to apply the recognition provisions to all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions were first applied. During the first two quarters of fiscal year 2006, the Company did not grant, modify or settle any employee stock options or other awards with the exception of restricted shares granted on January 28, 2006 described more fully later in this note.

For stock options granted prior to the adoption of SFAS 123(R) on November 1, 2005, the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to its stock option plans would have been as follows for the three months and six months ended April 30, 2005:

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2006

(Unaudited)

	Three Months Ended April 30, 2005	Six Months Ended April 30, 2005
Net income as reported	$363,740	$586,425
Less total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	136,178	269,493

Pro forma net income	$227,562	$316,932

Net income per share:
Basic:
As reported	$0.06	$0.10

Pro forma	$0.04	$0.06

Diluted:
As reported	$0.06	$0.10

Pro forma	$0.04	$0.05

Under the 1996 Plan, employees and outside contractors were issued options to purchase common stock, all of which were issued prior to July 2002. The exercise price equaled the market price of the Company’s common stock on the date of grant. Options issued under the 1996 Plan generally vest incrementally over one to five years, and remain exercisable for ten years from the date of grant. During 2002, non-employee members of the Company’s Board of Directors were granted options to purchase a total of 3,123 shares of the Company’s common stock at an exercise price of $7.12 per share, the closing price at the date of grant. These options were not granted pursuant to a plan. Options issued to non-employee directors vested monthly over one year.

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

Stock Options Assumptions
Volatility	80.88%
Dividend yields	—
Expected Term (in years)	3.96 - 6.31
Risk-free rate	5.14% - 5.58%

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2006

(Unaudited)

Stock option activity during the six months ended April 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs)
Outstanding at October 31, 2005	319,483	$19.74	5.26
Forfeited	(76,706)	$57.96	—

Outstanding at April 30, 2006	242,777	$7.67	5.78

Exercisable at April 30, 2006	213,880	$7.74	6.56

As of April 30, 2006, there was no aggregate intrinsic value of options outstanding and options exercisable. Aggregate intrinsic value represents the positive difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $4.59 as of April 30, 2006, and the exercise price multiplied by the number of options outstanding.

As of April 30, 2006, there was $166,680 of total unrecognized compensation cost related to unvested share-based compensation awards in the form of stock options granted to employees prior to July 2002 under the 1996 Plan. That cost is expected to be recognized over the next four fiscal quarters.

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 (“FSP 123(R)-3”), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP 123(R)-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123(R). Companies may take up to one year from the effective date of FSP 123(R)-3 to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company is currently in the process of evaluating the alternative methods.

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

Three Months and Six Months Ended April 30, 2006

(Unaudited)

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

The Company recorded compensation expense related to its restricted stock awards totaling $152,085 and $261,241, respectively, during the three months and six months ended April 30, 2006 and $111,129 and $222,258, respectively, during the three months and six months ended April 30, 2005.

Restricted stock award activity during the six months ended April 30, 2006 consisted of a restricted share grant of 220,000 shares, and 26,678 restricted shares forfeited or withheld for taxes.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2006

(Unaudited)

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the six months ended April 30, 2006 and 2005 follows:

	Six Months Ended April 30,
	2006	2005
Balance at beginning of period	$454,550	$464,963
Bad debt expense (recovery)	(6,925)	24,214
Recoveries added to allowance	2,261	1,150

Balance at end of period	$449,886	$490,327

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

(4) Inventories

Inventories as of April 30, 2006 and October 31, 2005 consist of the following:

	April 30, 2006	October 31, 2005
Finished goods	$3,381,382	$3,435,050
Work in process	2,172,341	1,669,801
Raw materials	4,541,363	3,528,446
Production supplies	164,022	72,784

	$10,259,108	$8,706,081

(5) Note Receivable

On April 22, 2005, the Company agreed to extend a loan to an unaffiliated start-up connector company (the “Borrower”), specializing in the design, manufacture and sale of connectors and cable assemblies. The Borrower offers complementary products to the Company’s product offering and is still in the development stage. As a development stage company, the Borrower currently has limited revenues and assets and is incurring net losses. As of April 30, 2006, total assets of the Borrower, based on unaudited financial information, was equivalent to approximately 3% of the Company’s total assets and total revenues of the Borrower, based on unaudited financial information, for the three month and the six month periods ended April 30, 2006, was equivalent to approximately 5% of the Company’s net sales for the same periods.

This loan and the related transactions described further herein were part of a strategy designed to provide the Company with an option to expand its product line offering in market segments in which the Company currently sells its fiber optic cable products and to preserve channels to market for the Company’s existing product line offering over the longer term.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2006

(Unaudited)

The loan agreement, as amended, provides that the maximum aggregate principal amount that may be advanced to the Borrower is $2,500,000. Through April 30, 2006, the Company had advanced a total of $1,314,859 to the Borrower, whereas through October 31, 2005, the Company had advanced a total of $814,859 to the Borrower. Subsequent to April 30, 2006, additional advances by the Company to the Borrower totaled $225,000. The note receivable, which matures July 31, 2007, is collateralized by all of the Borrower’s tangible and intangible property and bears interest at six percent (6%) per annum and is included in other assets, net, in the accompanying condensed balance sheet as of April 30, 2006. Two of the founders of the Borrower have also guaranteed amounts up to two-thirds of the principal balance outstanding on the note receivable plus two-thirds of any accrued interest related to the note receivable. In connection with the loan, the Company was issued a warrant by the Borrower which, as amended, gives the Company the right to purchase a fifty-six percent (56%) equity interest in the Borrower on a fully diluted, as converted basis, for a purchase price of $1,500,000. The warrant expires on July 31, 2007 if it has not been exercised. In addition, the Company was granted the right to purchase all other outstanding equity of the Borrower at various times from 2009 through 2012, at a fixed multiple of trailing earnings before interest and taxes (EBIT), conditioned upon the Company’s exercise of the warrant or the Borrower’s failure to repay the loan when due.

The Company sold fiber optic cables to the Borrower totaling $47,141 and $193,797 during the three and six months ended April 30, 2006, respectively, and $43,880 for fiscal year 2005. During the three months ended April 30, 2006, the Borrower sold product to the Company totaling $9,166. The Company has included $228,511 related to the sale of product to the Borrower in trade accounts receivable, net, as of April 30, 2006.

The Company recorded interest income related to the loan totaling $18,208 and $32,872 during the three and six months ended April 30, 2006, respectively, and $13,381 during fiscal year 2005, all of which is included in other assets, net as of April 30, 2006.

(6) Product Warranties

The Company generally warrants its products against certain manufacturing and other defects in material and workmanship. These product warranties are provided for specific periods of time and are applicable assuming the product has not been subjected to misuse, improper installation, negligence, or shipping damage. As of April 30, 2006 and October 31, 2005, the Company’s accrual for estimated product warranty claims totaled $125,000 and $100,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense includes the costs to investigate claims and potential claims, and the costs to replace and/or repair product pursuant to claims, which in certain cases can include claims not deemed valid by the Company. The accrued product warranty costs are based primarily on historical experience of actual warranty claims and costs as well as current information with respect to potential warranty claims and costs. Warranty claims expense for the three months and six months ended April 30, 2006 totaled $38,352 and $67,100, respectively. Warranty claims expense for the three months and six months ended April 30, 2005 totaled $87,918 and $147,961, respectively.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2006

(Unaudited)

The following table summarizes the changes in the Company’s accrual for product warranties during the six months ended April 30, 2006 and 2005:

	Six Months Ended April 30,
	2006	2005
Balance at beginning of period	$100,000	$150,000
Liabilities accrued for warranties issued during the period	80,103	151,383
Warranty claims paid during the period	(42,100)	(147,961)
Changes in liability for pre-existing warranties during the period	(13,003)	(3,422)

Balance at end of period	$125,000	$150,000

(7) Warrants

During fiscal year 2003, the Company issued 250,000 warrants to class members defined in a consolidated class action lawsuit by the claims administrator for the class members and in accordance with a settlement agreement approved by the United States District Court for the Western District of Virginia on September 23, 2002. Each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $4.88 per share. The warrants will expire October 24, 2007. The total number of warrants to be issued in accordance with the settlement agreement, 250,000 warrants, have been issued by the Company. There were 235,080 and 235,545 warrants outstanding as of April 30, 2006 and October 31, 2005, respectively. During the six months ended April 30, 2006, 465 warrants were exercised.

(8) Note Payable to Bank

The Company has a revolving credit facility with Wachovia Bank, National Association (“Wachovia”). The initial term of the loan agreement expired in April 2005 and was automatically extended through April 2006 pursuant to the terms of the agreement. Effective March 31, 2006, the Company and Wachovia agreed to amend and restate the terms of the financing. The amended loan agreement expires on April 17, 2008; however the Company is engaged in active discussions with both the lender and other financial institutions to replace the Company’s credit facility with a credit facility with terms the Company believes will be more appropriate for the Company’s current financing needs. Upon completion of these negotiations, should the Company choose to enter into a separate agreement with either the lender or another financial institution, the amended loan agreement is cancelable upon 60 days advance notice without early termination penalties.

The credit facility pursuant to both the original agreement and the amended and restated loan agreement provides up to a maximum of $25 million and is collateralized by all of the Company’s tangible and intangible assets. Borrowings under the credit facility are subject to certain coverage ratios, advance limits and qualifications that are applied to the Company’s accounts receivable, inventory and fixed assets. The Company’s ability to access the full amount of the credit facility depends on the future growth of the Company’s borrowing base. The Company maintains a sweep arrangement with its bank, where at the end of each day, all of the Company’s cash is used to paydown its outstanding note payable to the bank, if any.

As of April 30, 2006, the Company had outstanding borrowings in the amount of $426,832 under the credit facility, with approximately $7,796,708 unused and available. As of October 31, 2005, the Company had no outstanding borrowings under the credit facility.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2006

(Unaudited)

The credit facility bears interest at one-half of one percent (0.50%) per annum above the prime rate (facility rate of 8.25% as of April 30, 2006). The facility also provides a LIBOR based rate at the Company’s option.

In connection with obtaining and amending the initial credit facility, the Company incurred various costs. These financing costs, net of amortization, were deferred and were included in other assets, net in the condensed balance sheets of the Company for periods prior to the second quarter of 2005. These deferred financing costs were amortized to interest expense using the straight-line method, which approximates the effective interest method through April 2005 (the original term of the credit facility) and were fully amortized in fiscal year 2005. Although we did not need to use our credit facility during fiscal 2005, we recognized interest expense during the first two quarters of 2005 related to the amortization of the deferred financing costs associated with obtaining and amending our credit facility.

In connection with amending and restating the credit facility in March of 2006, the Company incurred various costs. These financing costs, net of amortization, have been deferred and are included in other assets, net in the condensed balance sheets of the Company as of April 30, 2006. These deferred financing costs are being amortized to interest expense using the straight-line method, which approximates the effective interest method for a period not greater than the term of the amended loan agreement.

(9) Net Income (Loss) Per Share

Basic net income (loss) per share excludes dilution and is computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income (loss) of the Company.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2006

(Unaudited)

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

Three Months Ended April 30, 2006	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic net loss per share	$(309,210)	5,999,462	$(0.05)

Effect of dilutive stock options and warrants	—	—

Diluted net loss per share	$(309,210)	5,999,462	$(0.05)

Three Months Ended April 30, 2005	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$363,740	5,797,988	$0.06

Effect of dilutive stock options and warrants	—	6,462

Diluted net income per share	$363,740	5,804,450	$0.06

Six Months Ended April 30, 2006	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic net loss per share	$(528,723)	5,902,220	$(0.09)

Effect of dilutive stock options and warrants	—	—

Diluted net loss per share	$(528,723)	5,902,220	$(0.09)

Six Months Ended April 30, 2005	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$586,425	5,748,968	$0.10

Effect of dilutive stock options and warrants	—	14,395

Diluted net income per share	$586,425	5,763,363	$0.10

Otherwise dilutive securities, including stock options and warrants, to acquire approximately 14,000 shares and 28,000 shares, respectively, net of assumed proceeds based on exercise price, and with an exercise price less than the stock price as of the three months and six months ended April 30, 2006, were excluded from the computation of diluted net loss per share for the three and six months ended April 30, 2006 because their effect would have been antidilutive.

Stock options that could potentially dilute net income (loss) per share in the future that were not included in the computation of diluted net income (loss) per share (because to do so would have been antidilutive for the periods presented) totaled 237,778 for the three months and six months ended April 30, 2006 and 331,362 for the three months and six months ended April 30, 2005.

(10) Segment Information and Business and Credit Concentrations

The Company has a single reportable segment for purposes of segment reporting.

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of April 30, 2006 and October 31, 2005 have been adequately provided for in the condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2006

(Unaudited)

For the three months ended April 30, 2006 and 2005, 17.2% and 15.3%, respectively, of net sales were attributable to one major domestic distributor. For the six months ended April 30, 2006 and 2005, 16.2% and 14.3% of net sales were attributable to this distributor. For the six months ended April 30, 2005, 10.2% of our net sales were attributable to another domestic customer. No other single customer accounted for more than 10% of net sales during the three months ended April 30, 2006 or 2005 or the six months ended April 30, 2006. For the six months ended April 30, 2006 and 2005, approximately 76% and 86%, respectively, of net sales were from customers located in the United States, and approximately 24% and 14%, respectively, were from customers outside of the United States.

(11) Contingencies

From time to time, the Company is involved in various claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

(12) New Accounting Standards

In November 2004, the Financial Accounting Standards Board, also referred to as the “FASB,” issued Statement of Financial Accounting Standards No. 151, (“SFAS 151”), Inventory Costs – an amendment of ARB No. 43, Chapter 4. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires these costs be treated as current period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have any effect on the Company’s financial position, results of operations and liquidity.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), Share-Based Payment. SFAS 123(R) is a revision of FASB SFAS 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS 123(R), as amended by a rule adopted by the SEC on April 14, 2005, are effective for public entities that do not file as small business issuers as of the beginning of the fiscal year that begins after June 15, 2005. See note 2 for a description of the impact to the Company’s financial position, results of operations and liquidity due to the adoption of SFAS 123(R).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to risks and uncertainties that may cause actual events to differ materially from our expectations. Factors that could cause or contribute to such differences include, but are not limited to, the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate and/or government spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber); our dependence on a single manufacturing facility; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing; our dependence on a limited number of suppliers; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in regulatory reviews and audits and potential regulatory reviews and audits; further adverse changes in laws and regulations associated with the extraterritorial income exclusion; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences of competing technologies, including copper cable and wireless, relative to fiber optic cable; economic conditions that affect the telecommunications sector, certain technology sectors or the economy as a whole; terrorist attacks or acts of war, particularly given the acts of terrorism against the United States and subsequent military responses by the United States, and any potential future military conflicts; changes in the level of military spending by the United States government; ability to retain key personnel; our ability to successfully implement planned changes to our information technology systems and manufacturing processes; the impact of changes in accounting policies, including those by the Securities and Exchange Commission and the Public Company Accounting Oversight Board; our ability to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, and/or making investments in or with, parties that compete with and/or have conflicts with customers of ours; impact of weather or natural disasters in the areas of the world in which we operate and market our products; changes in market demand, exchange rates, productivity, or market and economic conditions in the areas of the world in which we operate and market our products, and our success in managing the risks involved in the foregoing.

We caution readers that the foregoing list of important factors is not exclusive and we incorporate by reference those factors included in current reports on Form 8-K.

Dollar amounts presented in the following discussion have been rounded to the nearest hundred thousand, unless the amounts are less than one million, in which case the amounts have been rounded to the nearest thousand.

Overview

During the second quarter and the first half of our 2006 fiscal year, net sales and gross profit margin decreased when compared to the same periods last year. Net sales decreased 3.2% to $11.2 million during the second quarter of fiscal 2006, down from $11.6 million during the same period last year. However, net sales sequentially increased $1.4 million or 13.9% during the second quarter when compared to the first quarter of fiscal 2006. Gross profit margin decreased to 30.3% during the second quarter of fiscal 2006, compared to 40.7% during the same period last year, and compared to 33.4% during the first quarter of fiscal 2006. We reported a net loss of $309,000 during the second quarter of fiscal 2006, compared to net income of $364,000 for the comparable period last year.

Net sales decreased 7.2% to $21.1 million for the six months ended April 30, 2006 compared to $22.7 million for the same period last year. Likewise, gross profit margin decreased to 31.7% for the six months ended April 30, 2006 compared to 41.0% for the same period last year. We reported a net loss of $529,000 during the first half of fiscal year 2006 compared to net income of $586,000 for the same period last year.

We believe a number of factors contributed to the decrease in net sales and gross profit margins during the three month and six month periods ended April 30, 2006 compared to the same periods last year. We experienced an increase in net sales in our commercial market (with relatively lower gross profit margins) compared to the same periods last year. This increase, however, was more than offset by decreases in net sales for certain of our specialty markets (with relatively higher gross profit margins). Further, net sales to customers outside the United States showed substantial strength during the first half of fiscal 2006, compared to the same period last year, while net sales to customers in the United States decreased due to lower sales in certain of our specialty markets. Generally, this is the continuation of a sales pattern we experienced during the first quarter of fiscal 2006. Despite the decrease in overall net sales, we believe our market share (based on fiber volume) of the multi-mode fiber optic cable produced in North America increased during the first calendar quarter of 2006.

We believe these product sales patterns are a result of a number of factors including the timing of projects and other factors affecting product demand in certain specialty markets and relatively consistent growth in our commercial market.

Also during the first and second quarters of fiscal 2006, we experienced what we believe to be a temporary increase in manufacturing lead times and a temporary decrease in manufacturing efficiencies in part resulting from the implementation of business process and system changes in connection with our new enterprise resource planning (“ERP”) system and other initiatives, which likely contributed to lower net sales and gross profit margins during the first and second quarters of fiscal 2006. While we identified and corrected a number of the issues impacting our manufacturing lead times and manufacturing efficiencies by the end of the second quarter, we cannot be certain of the impact on the second half of the year. Regardless of any further negative impact by these issues during the second half of fiscal year 2006, we continue to believe that our process and system changes ultimately will improve the scalability of our systems (and therefore our ability to better handle increased production volume), improve our plant efficiency, and improve our customer service.

We are continuing to evaluate to what extent the net sales and gross profit margin results during the first half of fiscal 2006 are indicative of expected results for the remainder of the year.

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

We sell our products internationally and domestically through our sales force to our customers, which include major distributors, regional distributors, various smaller distributors, original equipment manufacturers and value-added resellers. Net sales to customers located outside of the United States were 24% and 13% for the three months ended April 30, 2006 and 2005, respectively. Net sales to customers located outside of the United States were 24% and 14% of total net sales for the six months ended April 30, 2006 and 2005, respectively. Substantially all of our sales to customers located outside of the United States are denominated in U.S. dollars. We believe the increase in the percentage of net sales to customers located outside of the United States in the first six months of 2006 compared to the same period last year is primarily the result of certain organizational changes and increased sales efforts in certain international markets, as well as a large sale to one customer located outside of the United States during the first quarter of fiscal 2006. We can experience fluctuations in the percentage of net sales to customers outside of the United States from period to period based on the timing of large orders coupled with the impact of increases or decreases in sales to customers located in the United States.

Net sales consist of gross sales of products less discounts, refunds and returns. Revenue is recognized at the time of product shipment or delivery to the customer (including distributors) provided that the customer takes ownership and assumes risk of loss, based on shipping terms. During the second quarters of fiscal years 2006 and 2005, respectively, 17.2% and 15.3% of our net sales were attributable to one major domestic distributor. For the six months ended April 30, 2006 and 2005, 16.2% and 14.3%, respectively, of net sales were attributable to this distributor. For the six months ended April 30, 2005, 10.2% of our net sales were attributable to another domestic customer. No other single customer accounted for more than 10% of our net sales during the second quarters of fiscal years 2006 or 2005 or the six months ended April 30, 2006.

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

Cost of goods sold consists of the cost of materials, product warranty costs and compensation costs, and overhead and other costs related to our manufacturing operations. The largest percentage of costs included in cost of goods sold is attributable to costs of materials which are variable costs as opposed to fixed costs.

Selling, general and administrative expenses, also referred to as “SG&A expenses,” consist of the compensation costs for sales and marketing personnel, shipping costs, trade show expenses, customer support expenses, travel expenses, advertising, bad debt expense, the compensation costs for administration and management personnel, legal and accounting fees, costs incurred to settle litigation or claims and other actions against us, and other costs associated with our operations.

Other income (expense), net consists of interest income, interest expense and other miscellaneous income and expense items not directly attributable to our operations.

Results of Operations

The following table sets forth and highlights fluctuations in selected line items from our condensed statements of operations for the periods indicated:

	Three Months Ended April 30,		Percent Change	Six Months Ended April 30,		Percent Change
	2006	2005		2006	2005
Net sales	11,239,000	11,609,000	(3.2)%	21,110,000	22,749,000	(7.2)%
Gross profit	3,401,000	4,729,000	(28.1)%	6,697,000	9,318,000	(28.1)%
SG&A expenses	3,891,000	4,136,000	(5.9)%	7,543,000	8,360,000	(9.8)%
Net income (loss)	(309,000)	364,000	(185.0)%	(529,000)	586,000	(190.2)%

Three Months Ended April 30, 2006 and 2005

Net Sales

Net sales decreased 3.2% to $11.2 million for the second quarter of fiscal year 2006 from $11.6 million for the same period in 2005. Sequentially, net sales for the second quarter of fiscal 2006 increased 13.9% compared to net sales of $9.9 million during the first quarter of fiscal 2006.

A number of factors contributed to the $370,000 decrease in net sales in the second quarter of 2006. While we continued to experience an increase in net sales in our commercial market compared to the same period last year, this increase was more than offset by decreases in net sales for certain of our specialty markets. Further, net sales to customers outside the United States showed substantial strength during the second quarter of fiscal 2006, compared to the same period last year, while net sales to customers in the United States decreased due to lower sales in certain of our specialty markets. Generally, this is the continuation of a sales pattern we experienced during the first quarter of fiscal 2006. Despite the decrease in overall net sales, we believe our market share (based on fiber volume) of the multi-mode fiber optic cable produced in North America increased during the first calendar quarter of 2006. We believe these product sales patterns are a result of a number of factors including, the timing of projects and other factors affecting product demand in certain specialty markets, and relatively consistent growth in our commercial market.

Also, during the second quarter of fiscal 2006, we continued the implementation of business process and system changes in connection with our new ERP system and certain other initiatives. Those changes, to some extent, adversely impacted our production efficiency as we continued the transition to new systems and processes. As expected, we continued to experience what we believe to be a temporary increase in manufacturing lead times during the second quarter, which likely contributed to lower net sales during the second quarter of fiscal 2006. While we identified and corrected a number of the issues impacting our manufacturing lead times and manufacturing efficiencies by the end of the second quarter, we cannot be certain of the impact on net sales during the second half of the year. We believe our process and system changes ultimately will improve the scalability of our systems (and therefore our ability to better handle increased production volume), improve our plant efficiency, and improve our customer service.

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

Gross Profit

Gross profit decreased 28.1% to $3.4 million for the second quarter of 2006 from $4.7 million for the same period in 2005. Gross profit margin, or gross profit as a percentage of net sales, decreased to 30.3% for the second quarter of 2006 from 40.7% for the second quarter of 2005. By comparison, gross profit margin was 33.4% in the first quarter of 2006.

We believe a number of factors contributed to the decrease in gross profit margins during the three month period ended April 30, 2006 compared to the same period last year. We believe the decrease in the gross profit margin during the second quarter of 2006 resulted in part from the sale of a mix of products with lower margins. We experienced an increase in net sales in our commercial market (with relatively lower gross profit margins) compared to the same period last year. This increase, however, was more than offset by a decrease in net sales for certain of our specialty markets (with relatively higher gross profit margins). Product mix can vary as a result of changes in sales of products with different fiber types and fiber counts, and changes in sales to various markets that require different product types. Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may deviate from expectations based on both anticipated and unanticipated changes in product mix. We believe the product sales patterns during the second quarter are a result of a number of factors including, the timing of projects and other factors affecting product demand in certain specialty markets, and relatively consistent growth in our commercial market.

Also during the second quarter of fiscal 2006, we experienced what we believe to be a temporary decrease in manufacturing efficiencies in part resulting from the continuing implementation of process and system changes in connection with our new ERP system and other initiatives, which likely contributed to lower gross profit margins during the second quarter of fiscal 2006. While we identified and corrected a number of the issues impacting our manufacturing efficiencies by the end of the second quarter, we cannot be certain of the impact on gross profit margins for the second half of fiscal 2006. Regardless of any further negative impact by these issues during the second half of fiscal year 2006, we continue to believe that our process and system changes ultimately will improve the scalability of our systems (and therefore our ability to better handle increased production volume), improve our plant efficiency, and improve our customer service.

We are continuing to evaluate to what extent the gross profit margin results during the second quarter of fiscal 2006 are indicative of expected results for the remainder of the year.

Selling, General, and Administrative Expenses

SG&A expenses decreased 5.9% to $3.9 million in the second quarter of fiscal year 2006 from $4.1 million for the same period last year. SG&A expenses as a percentage of net sales were 34.6% in the second quarter of 2006 compared to 35.6% in the second quarter of 2005. The decrease in SG&A expenses during the second quarter of fiscal 2006 compared to the same period last year was primarily due to decreased employee compensation costs, and decreased professional fees.

Compensation costs have decreased when comparing the second quarter of fiscal 2006 to the comparable period in fiscal 2005 largely as a result of decreases in commissions as net sales have decreased and decreases in employee incentives due to the fact that our financial results during the second quarter were less favorable than planned. The decreases in compensation costs were partially offset by an increase in severance expenses totaling approximately $285,000 before tax effects associated with certain changes within our sales organization implemented during the second quarter of fiscal 2006. The decreases in legal and professional fees were largely due to the timing of when certain costs were incurred.

Other Income (Expense), Net

We recognized other income, net in the second quarter of fiscal year 2006 of $8,000 compared to other expense, net of $21,000 in the second quarter of fiscal year 2005. The change was primarily due to a decrease in interest expense related to our credit facility. Although we did not need to use our credit facility during fiscal 2005, we recognized interest expense during the first two quarters of 2005 related to the amortization of the deferred financing costs associated with obtaining and amending our credit facility. During the second quarter of fiscal 2006, we incurred approximately $22,000 of deferred financing costs associated with amending and restating our existing credit facility and began amortizing these costs over a period not to exceed the term of the amended and restated credit facility. Although we incurred interest expense associated with borrowings under our credit facility during the second quarter of 2006, these borrowings and the amortization of the financing costs associated with amending and restating our credit facility were less than the amortization of the deferred financing costs associated with the original credit facility. Additional information describing our credit facility can be found in our discussion of “Liquidity and Capital Resources.”

Income (Loss) Before Income Tax Expense (Benefit)

We reported a loss before income taxes of $482,000 for the second quarter of fiscal year 2006 compared to income before income taxes of $572,000 for the second quarter of fiscal year 2005. This change was primarily due to a decrease in gross profit of $1.3 million in the second quarter of fiscal year 2006, partially offset by the decrease in SG&A expenses totaling $245,000 in the second quarter of 2006 compared to the same period in 2005.

Income Tax Expense (Benefit)

Income tax benefit totaled $173,000 for the second quarter of fiscal year 2006 compared to income tax expense of $208,000 for the same period in fiscal year 2005. Our effective tax rate was 35.9% in the second quarter of fiscal 2006 compared to 36.4% in the second quarter of fiscal 2005. Fluctuations in our effective tax rates are primarily due to the amount and timing of various tax deductions and benefits, including our Extraterritorial Income Exclusion, (“EIE”), which exempts from federal income taxation a portion of the net profit realized from sales outside the United States of products manufactured in the United States. The EIE is calculated by a complex analysis of all export sales and profits for each tax year. Fluctuations in the ratio of export sales and profitability to total sales and profitability create changes in the EIE. Additionally, the EIE benefit continues to be phased out as described in more detail herein.

The World Trade Organization has ruled against the United States’ EIE regime. In the ruling, the World Trade Organization gave permission to the European Union to sanction tariffs on certain products manufactured in the United States if the EIE regime was not repealed. The American Jobs Creation Act of 2004, also referred to as the “Jobs Act”, generally repeals the EIE regime for transactions after December 31, 2004. The Jobs Act continues to extend EIE benefits at a reduced rate for two additional years, and continues EIE benefits indefinitely for transactions pursuant to a binding contract in effect on September 17, 2003. As passed, the Jobs Act provides transition relief by allowing taxpayers to retain a portion of their otherwise-applicable EIE benefits: 100% for transactions during calendar year 2004, 80% for transactions during calendar year 2005 and 60% for transactions during calendar year 2006. At the same time, the Jobs Act allows for a new deduction based on qualified domestic production activities. The impact of the phase out of the EIE benefit and phase in of the new deduction contributed to the increase in our effective tax rate during the first half of fiscal year 2006 compared to the same period last year. We may continue to experience a modest impact on our effective tax rate as the new deduction is phased in over the next six years and the EIE benefit continues to be phased out.

Net Income (Loss)

Net loss for the second quarter of fiscal year 2006 was $309,000 compared to net income of $364,000 for the second quarter of fiscal year 2005. This change was due primarily to the loss before taxes experienced in the second quarter of fiscal year 2006 compared to income before taxes for the comparable period last year, partially offset by the recognition of a tax benefit in the second quarter of 2006 compared to tax expense in the second quarter of fiscal year 2005.

Six Months Ended April 30, 2006 and 2005

Net Sales

Net sales decreased 7.2% to $21.1 million for the first half of fiscal year 2006 from $22.7 million for the same period in 2005. We are continuing to evaluate whether or not the decrease in net sales we experienced in the first half of fiscal 2006 is indicative of expected results for the second half of the year.

A number of factors contributed to the $1.6 million decrease in net sales in the first half of fiscal 2006. While we continued to experience an increase in net sales in our commercial market compared to the same period last year, this increase was more than offset by decreases in net sales for certain of our specialty markets. Further, net sales to customers outside the United States showed substantial strength during the first half of fiscal 2006, compared to customers to the same period last year, while net sales to customers in the United States decreased due to lower sales in certain of our specialty markets. Despite the decrease in overall net sales, we believe our market share (based on fiber volume) of the multi-mode fiber optic cable produced in North America increased during the first calendar quarter of 2006. We believe these product sales patterns are a result of a number of factors including the timing of projects and other factors affecting product demand in certain specialty markets, and relatively consistent growth in our commercial market.

Also, during the first half of fiscal 2006, we began the implementation of business process and system changes in connection with our new ERP system and certain other initiatives. Those changes, to some extent, adversely impacted our production efficiency as we began the transition to new systems and processes. As expected, we experienced what we believe to be a temporary increase in manufacturing lead times, which likely contributed to lower net sales during the first half of fiscal 2006. While we identified and corrected a number of the issues impacting our manufacturing lead times and manufacturing efficiencies by the end of the second quarter, we cannot be certain of the impact on net sales during the second half of the year. We believe our process and system changes ultimately will improve the scalability of our systems (and therefore our ability to better handle increased production volume), improve our plant efficiency, and improve our customer service.

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

Gross Profit

Gross profit decreased 28.1% to $6.7 million for the first half of fiscal 2006 from $9.3 million for the same period in 2005. Gross profit margin, or gross profit as a percentage of net sales, decreased to 31.7% in the first half of fiscal 2006 from 41.0% in the first half of fiscal 2005.

We believe a number of factors contributed to the decrease in gross profit margins during the six month period ended April 30, 2006 compared to the same period last year. We believe the decrease in the gross profit margin during the first half of fiscal 2006 resulted in part from the sale of a mix of products with lower margins. We experienced an increase in net sales in our commercial market (with relatively lower gross profit margins) compared to the same period last year. This increase, however, was more than offset by a decrease in net sales for certain of our specialty markets (with relatively higher gross profit margins). Product mix can vary as a result of changes in sales of products with different fiber types and fiber counts, and changes in sales to various markets that require different product types. Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may deviate from expectations based on both anticipated and unanticipated changes in product mix. We believe the product sales patterns during the first half of fiscal 2006 are a result of a number of factors including the timing of projects and other factors affecting product demand in certain specialty markets, and relatively consistent growth in our commercial market.

Also during the first half of fiscal 2006, we experienced what we believe to be a temporary decrease in manufacturing efficiencies in part resulting from the continuing implementation of process and system changes in connection with our new ERP system and other initiatives, which likely contributed to lower gross profit margins during the first half of fiscal 2006. While we identified and corrected a number of the issues impacting our manufacturing efficiencies by the end of the second quarter, we cannot be certain of the impact on the gross profit margins during the second half of fiscal 2006. Regardless of any further negative impact by these issues during the second half of fiscal year 2006, we continue to believe that our process and system changes ultimately will improve the scalability of our systems (and therefore our ability to better handle increased production volume), improve our plant efficiency, and improve our customer service.

We are continuing to evaluate to what extent the gross profit margin results during the first half of fiscal 2006 are indicative of expected results for the remainder of the year.

Selling, General, and Administrative Expenses

SG&A expenses decreased 9.8% to $7.5 million in the first half of 2006 from $8.4 million for the same period last year. SG&A expenses as a percentage of net sales were 35.7% for the six months ended April 30, 2006 compared to 36.8% for the same period in 2005. The decrease in SG&A expenses during the first half of 2006 compared to the same period last year was primarily due to decreased employee compensation costs, decreased marketing expenses, decreased professional fees, and reduced costs associated with non-recurring quality certification fees.

Compensation costs have decreased when comparing the first half of fiscal 2006 to the comparable period in fiscal 2005 largely as a result of decreases in commissions as net sales have decreased and decreases in employee incentives due to the fact that our financial results during the first half of fiscal 2006 were less favorable than planned. The decreases in compensation costs were partially offset by an increase in severance expenses totaling approximately $285,000 before tax effects associated with certain changes within our sales organization implemented during the second quarter of fiscal 2006. The decreases in marketing expenses and professional fees were primarily due to the timing of when certain costs were incurred.

We experienced reduced costs associated with quality certification fees in the first half of fiscal 2006 when compared to the same period last year primarily due to non-recurring fees incurred in the first half of fiscal 2005 related to our efforts and ultimate achievement of certain qualifications and certifications.

Other Income (Expense), Net

We recognized other income, net of $21,000 in the first half of fiscal 2006 compared to other expense, net of $30,000 in the first half of 2005. The change was primarily due to a decrease in interest expense related to our credit facility. Although we did not need to use our credit facility during fiscal year 2005, we recognized interest expense during the first two quarters of 2005 related to the amortization of the deferred financing costs associated with obtaining and amending our credit facility. During the first half of fiscal 2006, we incurred approximately $22,000 of deferred financing costs associated with amending and restating our existing credit facility and began amortizing these costs over a period not to exceed the term of the amended and restated credit facility. Although we incurred interest expense associated with borrowings under our credit facility during the first half of fiscal 2006, these borrowings and the amortization of the financing costs associated with amending and restating our credit facility were less than the amortization of the deferred financing costs associated with the original credit facility. Additional information describing our credit facility can be found in our discussion of “Liquidity and Capital Resources.”

Income (Loss) Before Income Tax Expense (Benefit)

We reported a loss before income taxes of $824,000 for the first half of fiscal year 2006 compared to income before income taxes of $928,000 for the first half of fiscal year 2005. This change was primarily due to the decrease in gross profit of $2.6 million in the first half of fiscal year 2006, partially offset by the decrease in SG&A expenses totaling $818,000 in the first half of 2006.

Income Tax Expense (Benefit)

Income tax benefit totaled $296,000 for the first half of fiscal year 2006 compared to income tax expense of $341,000 for the same period in fiscal 2005. Our effective tax rate was 35.9% in the first half of 2006 compared to 36.8% in the first half of 2005. Fluctuations in our effective tax rates are primarily due to the amount and timing of various tax deductions and benefits, including our Extraterritorial Income Exclusion, (“EIE”), which exempts from federal income taxation a portion of the net profit realized from sales outside the United States of products manufactured in the United States. The EIE is calculated by a complex analysis of all export sales and profits for each tax year. Fluctuations in the ratio of export sales and profitability to total sales and profitability create changes in the EIE. Additionally, the EIE benefit continues to be phased out as described in more detail herein.

The World Trade Organization has ruled against the United States’ EIE regime. In the ruling, the World Trade Organization gave permission to the European Union to sanction tariffs on certain products manufactured in the United States if the EIE regime was not repealed. The American Jobs Creation Act of 2004, also referred to as the “Jobs Act,” generally repeals the EIE regime for transactions after December 31, 2004. The Jobs Act continues to extend EIE benefits at a reduced rate for two additional years, and continues EIE benefits indefinitely for transactions pursuant to a binding contract in effect on September 17, 2003. As passed, the Jobs Act provides transition relief by allowing taxpayers to retain a portion of their otherwise-applicable EIE benefits: 100% for transactions during calendar year 2004, 80% for transactions during calendar year 2005 and 60% for transactions during calendar year 2006. At the same time, the Jobs Act allows for a new deduction based on qualified domestic production activities. The impact of the phase out of the EIE benefit and the phase in of the new deduction contributed to the increase in our effective tax rate during fiscal year 2006 compared to the same period last year. We may continue to experience a modest impact on our effective tax rate as the new deduction is phased in over the next six years and the EIE benefit continues to be phased out.

Net Income (Loss)

Net loss for the first half of 2006 was $529,000 compared to net income of $586,000 for the first half of fiscal 2005. This change was due primarily to the loss before taxes experienced in the first half of fiscal year 2006 compared to income before taxes for the comparable period last year, partially offset by the recognition of a tax benefit in the first half of fiscal year 2006 compared to tax expense in the first half of fiscal year 2005.

Financial Condition

Total assets decreased $453,000, or 1.3%, to $34.5 million at April 30, 2006, from $34.9 million at October 31, 2005. This decrease was primarily due to a $3.3 million decrease in cash. Further detail regarding the decrease in cash is provided in our discussion of “Liquidity and Capital Resources.” The decrease in cash was partially offset by a $1.6 million increase in inventories, a $396,000 increase in other assets, net, and a $510,000 increase in property and equipment, net. We continually make efforts to maintain optimal inventory levels based on current and anticipated customer demands. However, during the first half of fiscal year 2006, we made changes to certain production processes in conjunction with the implementation of our ERP system and those changes, to some extent, have resulted in increases in our work-in-process inventory levels as we work through the transition to the new system. Increases in raw materials inventory also contributed to the overall increase in inventories as the timing of certain purchases impacted the balances on hand at April 30, 2006.

Total liabilities decreased $241,000 or 4.3% to $5.4 million at April 30, 2006, from $5.6 million at October 31, 2005. This decrease was primarily due to a $1.3 million decrease in accrued compensation and payroll taxes as a result of the payment of certain incentive compensation related to fiscal year 2005 during the first half of fiscal 2006, and the fact that we did not meet financial performance requirements that would require the accrual of certain incentive compensation associated with the first half of fiscal 2006. This decrease was partially offset by a $707,000 increase in accounts payable and accrued expenses, largely due to timing of related payments when comparing the two periods, and a $427,000 increase in a note payable to our bank under our line of credit.

Total shareholders’ equity at April 30, 2006 decreased $212,000, or less than 1% in the first half of fiscal 2006. The decrease resulted from a net loss of $529,000 partially offset by the impact of stock-based compensation totaling $314,000.

Liquidity and Capital Resources

Our primary capital needs during the first half of fiscal 2006 have been to fund working capital requirements, capital expenditures, and advances to an unaffiliated company described below. Our primary source of capital for these purposes has been cash provided from operations, cash on hand, and our bank line of credit. As of April 30, 2006, we had an outstanding loan balance of $427,000 under our bank line of credit. We had no outstanding balance under our bank line of credit at October 31, 2005.

We had $3,000 of cash on hand as of April 30, 2006, a decrease of $3.3 million compared to October 31, 2005. We maintain a sweep account arrangement with our bank, where at the end of each day all of our cash is used to paydown our outstanding note payable to the bank, if any. The decrease in cash for the six months ended April 30, 2006, primarily resulted from payments made for operating expenses during the period as well as capital expenditures made during the first half of fiscal year 2006 and advances under a note receivable (described further herein).

On April 30, 2006, we had working capital of $14.3 million compared to $15.2 million as of October 31, 2005. The ratio of current assets to current liabilities as of April 30, 2006, was 3.9 to 1, compared to 3.7 to 1 as of October 31, 2005. The decrease in working capital when comparing the periods was primarily due to the $3.3 million decrease in cash, partially offset by the $1.6 million increase in inventories.

Net cash used in operating activities was $2.0 million in the first half of fiscal year 2006, compared to net cash used in operating activities of $190,000 in the first half of 2005. Net cash used in operating activities during the first half of 2006 primarily resulted from our net loss of $529,000, an increase in inventories in the amount of $1.6 million and a decrease in accrued compensation and payroll taxes totaling $1.3 million, partially offset by adjustments to reconcile net loss to net cash used in operating activities, including depreciation and amortization of $624,000, an increase in accounts payable and accrued expenses of $753,000 and stock-based compensation expense of $314,000. Net cash used in operating activities during the first half of fiscal year 2005 primarily resulted from an increase in inventories of $1.6 million and a decrease in accounts payable and accrued expenses, including accrued compensation and payroll taxes totaling $828,000, partially offset by adjustments to reconcile net income to net cash used in operating activities, including depreciation and amortization of $588,000, and stock-based compensation expense of $225,000.

Net cash used in investing activities totaled $1.7 million in the first half of fiscal year 2006, compared to $1.1 million in the first half of fiscal year 2005. Net cash used in investing activities during the first half of fiscal year 2006 resulted primarily from the purchase of property and equipment, deposits for the purchase of property and equipment, and advances made to an unaffiliated company described further herein.

On April 22, 2005, we agreed to extend a loan to an unaffiliated start-up connector company, also referred to as the “Borrower,” specializing in the design, manufacture and sale of connectors and cable assemblies. The Borrower offers complementary products to our product offering and is still in the development stage. As a development stage company, the Borrower currently has limited revenues and assets and is incurring net losses. As of April 30, 2006, total assets of the Borrower, based on unaudited financial information, was equivalent to approximately 3% of our total assets and total revenues of the Borrower, based on unaudited financial information, for the three month and the six month periods ended April 30, 2006, was equivalent to approximately 5% of our net sales for the same periods.

This loan, and the related transactions described further herein, was part of a strategy designed to provide us with an option to expand our product line offering in market segments in which we currently sell our fiber optic cable products and to preserve channels to market for the Company’s existing product line offering over the longer term.

The loan agreement, as amended, provides that the maximum aggregate principal amount that may be advanced to the Borrower is $2,500,000. Through April 30, 2006 and October 31, 2005, we advanced a total of $1.3 million and $815,000, respectively, to the Borrower. Subsequent to April 30, 2006, we made additional advances to the Borrower totaling $225,000. The note receivable, which matures July 31, 2007, is collateralized by all of the Borrower’s tangible and intangible property and bears interest at six percent (6%) per annum and is included in other assets, net, in our condensed balance sheet as of April 30, 2006. Two of the founders of the Borrower have also guaranteed amounts up to two-thirds of the principal balance outstanding on the note receivable plus two-thirds of any accrued interest related to the note receivable. In connection with the loan, we were issued a warrant by the Borrower which, as amended, gives us the right to purchase a fifty-six percent (56%) equity interest in the Borrower on a fully diluted, as converted basis, for a purchase price of $1,500,000. The warrant expires on July 31, 2007 if it has not been exercised. In addition, we were granted the right to purchase all other outstanding equity of the Borrower at various times from 2009 through 2012, at a fixed multiple of trailing earnings before interest and taxes (EBIT), conditioned upon our exercise of the warrant or the Borrower’s failure to repay the loan when due.

Net cash used in investing activities for the first half of fiscal year 2005 resulted primarily from the purchase of property and equipment and deposits for the purchase of property and equipment.

Net cash provided by financing activities totaled $407,000 in the first half of fiscal 2006 and resulted from proceeds from a note payable to our bank under our line of credit and proceeds received from the exercise of warrants, partially offset by payments for financing costs associated with amending and restating our existing credit facility. There was no cash provided by or used in financing activities for the first half of fiscal 2005.

We have a revolving credit facility with Wachovia Bank, National Association (“Wachovia”). The initial term of the loan agreement expired in April 2005 and was automatically extended through April 2006 pursuant to the terms of the agreement. Effective March 31, 2006, an agreement was reached with Wachovia to amend and restate the terms of the financing. The amended loan agreement expires on April 17, 2008; however we are engaged in active discussions with both the lender and other financial institutions to replace our credit facility with a credit facility with terms we believe will be more appropriate for our current financing needs. Upon completion of these negotiations, should we choose to enter into a separate agreement with either the lender or another financial institution, the amended loan agreement is cancelable upon 60 days advance notice without early termination penalties.

The credit facility pursuant to both the original agreement and the amended and restated loan agreement provides up to a maximum of $25 million and is collateralized by all of our tangible and intangible assets. Borrowings under the credit facility are subject to certain coverage ratios, advance limits and qualifications that are applied to our accounts receivable, inventory and fixed assets. Our ability to access the full amount of the credit facility depends on the future growth of our borrowing base. We maintain a sweep arrangement with our bank, where at the end of each day, all of our cash is used to paydown our outstanding note payable to the bank, if any.

As of April 30, 2006, we had outstanding borrowings in the amount of $427,000 under the credit facility, with approximately $7.8 million unused and available. As of October 31, 2005, we had no outstanding borrowings under the credit facility.

The credit facility bears interest at one-half of one percent (0.50%) per annum above the prime rate (facility rate of 8.25% as of April 30, 2006). The facility also provides a LIBOR based rate at our option.

In connection with obtaining and amending the initial credit facility, the Company incurred various costs. These financing costs, net of amortization, were deferred and were included in other assets, net in the condensed balance sheets of the Company for periods prior to the second quarter of 2005. These deferred financing costs were amortized to interest expense using the straight-line method, which approximates the effective interest method through April 2005 (the original term of the credit facility) and were fully amortized in fiscal year 2005. Although we did not need to use our credit facility during fiscal 2005, we recognized interest expense during the first two quarters of 2005 related to the amortization of the deferred financing costs associated with obtaining and amending our credit facility.

In connection with amending and restating the credit facility in March of 2006, the Company incurred various costs. These financing costs, net of amortization, have been deferred and are included in other assets, net in the condensed balance sheets of the Company for periods beginning in the second quarter of 2006. These deferred financing costs are being amortized to interest expense using the straight-line method, which approximates the effective interest method for a period not greater than the term of the amended loan agreement, as deemed appropriate.

We believe that our cash flow from operations, our cash on hand and our existing credit facility, as restated and amended, or any alternative credit facility we may obtain, will be adequate to fund our operations for at least the next twelve months.

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

Contractual Obligations and Commitments

As of April 30, 2006, we have a note payable to our bank totaling $427,000 under the terms of our amended and restated loan agreement. The credit facility, as amended, will expire in April 2008. See further discussion under “Liquidity and Capital Resources.” As of April 30, 2006, we have no other disclosable contractual obligations and commitments that will significantly adversely impact our future liquidity.

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

Note 1 to the financial statements filed with our Annual Report on Form 10-K for fiscal year 2005 provides a summary of our significant accounting policies. The following are areas requiring significant judgments and estimates due to uncertainties as of the reporting date: revenue recognition, trade accounts receivable and the allowance for doubtful accounts, inventories, long-lived assets, and commitments and contingencies.

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

Future Accounting Considerations

In May 2005, the Financial Accounting Standards Board, also referred to as the “FASB,” issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154”) which replaces Accounting Principles Board, also referred to as “APB,” Opinion No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principal unless it is not practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by us in the first quarter of fiscal year 2007. We are currently evaluating the impact of the application of SFAS 154 on our results of operations, financial position and liquidity.

In February 2006, the FASB issued Statement of Financial Standards No. 155, Accounting for Certain Hybrid Financial Instruments, (“SFAS 155”), an amendment of SFAS 133 and 140. This Statement resolves certain issues addressed in the implementation of SFAS 133 concerning beneficial interests in securitized financial assets. SFAS 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative, clarifies which interest-only strips and principal-only strips are not subject to the requirement of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets, clarifies the concentrations of credit risk, and eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument. The statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The adoption of the Statement is not expected to have a material impact on our results of operations, financial position and liquidity.

In March 2006, the FASB issued Statement of Financial Standards No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of the Statement is not expected to have a material impact on our results of operations, financial position or liquidity as we do not have servicing assets or servicing liabilities at this time.

As of June 1, 2006, there are no other new accounting standards issued, but not yet adopted by us, which are expected to be applicable to our financial position, operating results or financial statement disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of April 30, 2006, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 4. Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2006. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and that there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The following information is furnished for matters submitted to a vote of security holders during the three months ended April 30, 2006:

(a)	The Annual Meeting of Shareholders of Optical Cable Corporation was held on March 28, 2006.

(b)	The name of each director elected at the meeting follows:

Neil D. Wilkin, Jr.

Luke J. Huybrechts

Randall H. Frazier

John M. Holland

Craig H. Weber

John B. Williamson, III

The above-named directors constitute the entire board of directors and there are no other directors continuing their term who were not up for re-election.

(c)	A brief description of each matter voted upon at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, including a separate tabulation with respect to each nominee for office follows:

1.	To elect the following six directors to serve for the terms of office specified in the proxy statement and until their successors are duly elected and qualified.

Director	Votes for	Votes against	Votes abstaining	Broker non-votes
Neil D. Wilkin, Jr.	4,900,049	—	306,652	—
Luke J. Huybrechts	4,976,846	—	229,855	—
Randall H. Frazier	5,049,133	—	157,568	—
John M. Holland	4,905,841	—	300,860	—
Craig H. Weber	5,047,744	—	158,957	—
John. B. Williamson, III	5,049,992	—	156,709	—

2.	To ratify the selection of KPMG LLP as the independent registered public accounting firm for the Company.

Votes for	Votes against	Votes abstaining	Broker non-votes
5,157,620	33,823	15,258	—

PART II. OTHER INFORMATION

Item 6. Exhibits

The exhibits listed on the Exhibit Index are filed as part of, and incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: June 14, 2006	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: June 14, 2006	/s/ Tracy G. Smith
Tracy G. Smith
Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
3.1	Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated herein by reference to Exhibit 1 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

3.2	Bylaws of Optical Cable Corporation, as amended (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.1	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.2	Rights Agreement dated as of November 2, 2001 (incorporated herein by reference to Exhibit 4 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.3	Form of certificate representing preferred share purchase right (incorporated herein by reference to Exhibit 5 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.4	Warrant Agreement dated as of October 24, 2002 (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the Commission on February 11, 2003).

4.5	Form of warrant certificate (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed with the Commission on February 11, 2003).

10.1*	Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated herein by reference to Exhibit 10.1 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.2*	Employment Agreement dated December 10, 2004 by and between Optical Cable Corporation and Tracy G. Smith (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2005 (file number 0-27022)).

10.3*	Employment Agreement by and between Optical Cable Corporation and Luke J. Huybrechts effective November 1, 2002 (incorporated herein by reference to Exhibit 10.2 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.4*	Employment Agreement by and between Optical Cable Corporation and Charles W. Carson effective January 2, 2003 (incorporated herein by reference to Exhibit 10.3 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.5*	Optical Cable Corporation Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 1998 (file number 0-27022)).

10.6*	Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-8 No. 333-09733).

10.7*	Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.8*	Form of December 17, 2004 time vesting restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.9*	Form of December 17, 2004 performance vesting restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.10*	Form of award agreement under the Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company Annual Report on Form 10-K for the period ended October 31, 2004).

10.11*	Optical Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.12*	Form of time vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan. FILED HEREWITH.

10.13*	Form of stock performance vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan. FILED HEREWITH.

10.14*	Form of operational performance vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan. FILED HEREWITH).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.