Form 10-Q
period 2006-07-31
OPTICAL CABLE CORP
filed 2006-09-14
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

As of September 8, 2006, 6,011,371 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Nine Months Ended July 31, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPTICAL CABLE CORPORATION

Condensed Balance Sheets

(Unaudited)

	July 31, 2006	October 31, 2005
Assets

Current assets:
Cash	$—	$3,290,133
Trade accounts receivable, net of allowance for doubtful accounts of $415,369 at July 31, 2006 and $454,550 at October 31, 2005	7,485,354	8,174,384
Other receivables	175,273	158,340
Inventories	9,123,375	8,706,081
Prepaid expenses	482,643	384,773
Deferred income taxes	82,784	44,839

Total current assets	17,349,429	20,758,550

Property and equipment, net	13,465,871	12,779,152
Note receivable	1,876,799	814,859
Other assets, net	317,260	232,840
Deferred income taxes	707,336	358,700

Total assets	$33,716,695	$34,944,101

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$2,392,026	$2,974,694
Accrued compensation and payroll taxes	923,089	2,099,156
Income taxes payable	764,152	525,340
Note payable to bank	148,965	—

Total current liabilities	4,228,232	5,599,190

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 6,010,590 shares at July 31, 2006 and 5,800,975 at October 31, 2005	2,475,245	1,930,944
Retained earnings	27,013,218	27,413,967

Total shareholders’ equity	29,488,463	29,344,911

Commitments and contingencies
Total liabilities and shareholders’ equity	$33,716,695	$34,944,101

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
Net sales	$11,579,575	$11,348,373	$32,689,171	$34,097,053
Cost of goods sold	7,603,076	7,071,110	22,015,632	20,501,664

Gross profit	3,976,499	4,277,263	10,673,539	13,595,389
Selling, general and administrative expenses	3,670,678	3,704,451	11,213,558	12,064,851

Income (loss) from operations	305,821	572,812	(540,019)	1,530,538

Other income (expense), net:
Interest income	—	4,345	32,874	24,981
Interest expense	(26,690)	—	(32,155)	(54,663)
Other, net	(510)	8,802	(6,518)	13,008

Other income (expense), net	(27,200)	13,147	(5,799)	(16,674)

Income (loss) before income taxes	278,621	585,959	(545,818)	1,513,864

Income tax expense (benefit)	150,647	195,248	(145,069)	536,728

Net income (loss)	$127,974	$390,711	$(400,749)	$977,136

Net income (loss) per share:
Basic and diluted	$0.02	$0.07	$(0.07)	$0.17

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statement of Shareholders’ Equity

(Unaudited)

	Nine Months Ended July 31, 2006
	Common Stock		Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balances at October 31, 2005	5,800,975	$1,930,944	$27,413,967	$29,344,911

Stock-based compensation	209,150	542,033	—	542,033
Exercise of warrants ($4.88 per share)	465	2,268	—	2,268
Net loss	—	—	(400,749)	(400,749)

Balances at July 31, 2006	6,010,590	$2,475,245	$27,013,218	$29,488,463

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended July 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(400,749)	$977,136
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	976,559	916,199
Bad debt expense (recovery)	(22,796)	12,902
Deferred income tax expense (benefit)	(386,581)	289,710
Stock-based compensation expense	542,033	358,800
Gain on sale of machinery and equipment	—	(10,450)
(Increase) decrease in:
Trade accounts receivable	466,929	963,407
Other receivables	(16,933)	(126,648)
Inventories	(417,294)	(2,579,102)
Prepaid expenses	(97,870)	(23,910)
Accrued interest on note receivable	(36,393)	(9,859)
Other assets, net	147,628	(145,347)
Increase (decrease) in:
Accounts payable and accrued expenses	(468,007)	333,698
Accrued compensation and payroll taxes	(1,176,067)	(183,173)
Income taxes payable	238,812	382,771

Net cash provided by (used in) operating activities	(650,729)	1,156,134

Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(1,857,574)	(1,448,489)
Proceeds from sale of property and equipment	—	5,725
Investment in other assets	(128,823)	—
Note receivable	(780,650)	(375,000)

Net cash used in investing activities	(2,767,047)	(1,817,764)

Cash flows from financing activities:
Proceeds from note payable to bank, net	148,965	—
Payments for financing costs	(23,590)	—
Proceeds from exercise of warrants	2,268	2,408

Net cash provided by financing activities	127,643	2,408

Net decrease in cash	(3,290,133)	(659,222)

Cash at beginning of period	3,290,133	4,341,956

Cash at end of period	$—	$3,682,734

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Nine Months Ended July 31, 2006

(Unaudited)

(1)	General

The accompanying unaudited condensed financial statements of Optical Cable Corporation (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2006 are not necessarily indicative of the results for the fiscal year ending October 31, 2006 because the following items, among other things, may impact those results: changes in market conditions, seasonality, changes in technology, competitive conditions, ability of management to execute its business plans, as well as other variables and contingencies set forth as risks in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005 or as otherwise identified in other filings by the Company as risks possibly affecting future results. The unaudited condensed financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. For further information, refer to the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2005.

Certain reclassifications have been made to the prior periods’ condensed financial statements to place them on a basis comparable with the current periods’ condensed financial statements.

(2)	Stock Option Plan and Other Stock-Based Compensation

Optical Cable Corporation uses stock incentives to increase the personal financial interest key employees have in the future success of the Company, thereby aligning their interests with those of the shareholders and strengthening their desire to remain with the Company.

The Company authorized and reserved 750,000 shares of common stock for issuance pursuant to the Optical Cable Corporation 1996 Stock Incentive Plan (the “1996 Plan”). No further awards will be made under the 1996 Plan as it terminated in accordance with the terms of the plan document on the tenth anniversary of its effective date of March 1, 1996. Options outstanding under the 1996 Plan may continue to be exercised until such time that the options expire or are forfeited under the terms of individual awards. Restricted stock awards granted under the 1996 Plan will continue to vest unless otherwise forfeited under the terms of individual awards.

In March of 2005, the Company’s shareholders approved the Optical Cable Corporation 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan is intended to be the successor to the 1996 Plan. The Company has authorized and reserved 1,000,000 shares of common stock for issuance pursuant to the 2005 Plan. As of July 31, 2006, there were 771,000 remaining shares available for grant under the 2005 Plan.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Nine Months Ended July 31, 2006

(Unaudited)

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

Stock-based compensation expense (including the expense for both stock option awards granted prior to July 2002, and restricted stock grants) recognized under SFAS 123(R) in the condensed statement of operations for the three months and nine months ended July 31, 2006 was $236,304 and $560,964, respectively. The estimated fair value of the Company’s stock-based awards, less estimated forfeitures, is amortized over the awards’ vesting period on a straight-line basis. The stock-based compensation expense for the three months and nine months ended July 31, 2006 included $192,290 and $453,532 respectively, related to restricted stock grants that would have been included in the Company’s condensed statements of operations under the provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”), which was previously adopted by the Company as of November 1, 2003.

As a result of adopting SFAS 123(R) and because SFAS 123(R) as finally adopted does not allow for complete prospective treatment of equity compensation as originally contemplated by SFAS 148, the Company’s income before taxes for the three months ended July 31, 2006 was decreased by $45,330 and the Company’s loss for the nine months ended July 31, 2006 was increased by $138,238, respectively. The Company’s net income for the three months ended July 31, 2006 was decreased by $29,011 and the Company’s net loss for the nine months ended July 31, 2006 was increased by $88,472, related to stock options granted before July 2002. The Company’s basic earnings per share was decreased by $.01 and $.02 per share, respectively, for the three months and nine months ended July 31, 2006 as a result of SFAS 123(R) not allowing complete prospective treatment of equity compensation. The implementation of SFAS 123(R) did not significantly impact cash flows from operations for the three months and nine months ended July 31, 2006.

Prior to November 1, 2005, the Company had adopted the prospective method of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation as allowed under SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. The prospective method required the Company to apply the recognition provisions to all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions were first applied. During the first three quarters of fiscal year 2006, the Company did not grant, modify or settle any employee stock options or other awards with the exception of the granting of restricted shares on January 28, 2006, June 8, 2006 and July 19, 2006 described more fully later in this note.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Nine Months Ended July 31, 2006

(Unaudited)

For stock options granted prior to the adoption of SFAS 123(R) on November 1, 2005, the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to its stock option plans would have been as follows for the three months and nine months ended July 31, 2005:

	Three Months Ended July 31, 2005	Nine Months Ended July 31, 2005
Net income as reported	$390,711	$977,136
Less total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	129,442	398,935

Pro forma net income	$261,269	$578,201

Net income per share:
Basic:
As reported	$0.07	$0.17

Pro forma	$0.05	$0.10

Diluted:
As reported	$0.07	$0.17

Pro forma	$0.04	$0.10

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

The fair value of options granted prior to November 1, 2005 was estimated using the Black-Scholes option pricing model and the assumptions noted in the table below. Expected volatility was based on historical volatility of the Company’s stock over a period at least as long as the options’ expected term. The expected term represents the period of time that the options granted are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin No. 107 (“SAB 107”), which averages an award’s weighted average vesting period and its contractual term for ‘plain vanilla’ share options. The

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Nine Months Ended July 31, 2006

(Unaudited)

risk-free rate is based on the available zero-coupon U.S. Treasury instruments with remaining terms equal to the expected term of the share options.

Stock Options Assumptions
Volatility	80.88%
Dividend yields	—
Expected Term (in years)	3.96 - 6.31
Risk-free rate	5.14% - 5.58%

Stock option activity during the nine months ended July 31, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs)
Outstanding at October 31, 2005	319,483	$19.74	5.26
Forfeited	(78,894)	$56.55	—

Outstanding at July 31, 2006	240,589	$7.67	5.52

Exercisable at July 31, 2006	221,454	$7.72	6.00

As of July 31, 2006, there was no aggregate intrinsic value of options outstanding and options exercisable. Aggregate intrinsic value represents the positive difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $3.90 as of July 31, 2006, and the exercise price multiplied by the number of options outstanding.

As of July 31, 2006, there was approximately $121,000 of total unrecognized compensation cost related to unvested equity-based compensation awards in the form of stock options granted to employees prior to July 2002 under the 1996 Plan. That cost is expected to be recognized over the next three fiscal quarters.

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 (“FSP 123(R)-3”), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP 123(R)-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123(R). Companies may take up to one year from the effective date of FSP 123(R)-3 of November 1, 2005 to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company is currently in the process of evaluating the alternative methods.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Nine Months Ended July 31, 2006

(Unaudited)

On January 28, 2006, restricted stock awards under the 2005 Plan totaling 220,000 shares were approved by the Compensation Committee of the Board of Directors of the Company. Of the restricted stock awards granted, 147,100 shares are time-based shares, 129,850 shares of which vest quarterly over five years with the first vesting date occurring on April 30, 2006; and 17,250 shares of which vest annually over three years with the first vesting date occurring on January 31, 2007. Of the restricted stock awards granted, 55,650 shares are stock performance-based shares generally eligible to vest over almost five years if the management team is able to provide total shareholder return (in terms of increase in share price plus dividends) at least 20% greater than the return of the Russell 2000® index. Greater shareholder returns can accelerate vesting of the stock performance-based shares, but the shares cannot vest more quickly than over three years. The first vesting date of the stock performance-based shares is October 31, 2006. The remaining 17,250 shares of restricted stock awards granted are operational performance-based shares vesting over a two-year period beginning on January 31, 2007 based on the achievement of certain operational performance goals. Failure to meet the performance criteria required for vesting – whether for the stock performance-based shares or for the operational performance-based shares – will result in a portion or all of the shares being forfeited. The Company recognizes expense on these time-based shares each quarter based on the actual number of shares vested during the quarter multiplied by the closing price of the Company’s common stock on the date of grant of $5.37 per share. The Company recognizes expense on these performance-based shares each quarter using an estimate of the shares expected to vest multiplied by the closing price of the Company’s common stock of $5.37 on the date of grant. U.S. generally accepted accounting principles requires that any previously recognized compensation cost shall not be reversed if the shares are forfeited as a result of not meeting the stock-based performance measure.

On July 19, 2006, a restricted stock award under the 2005 Plan totaling 10,000 shares was approved by the Compensation Committee of the Board of Directors of the Company for a new employee. Of the restricted stock award granted, 7,000 shares are time-based shares which vest quarterly over five years with the first vesting date occurring on July 31, 2006, and 3,000 shares are stock performance-based shares generally eligible to vest over almost five years if the management team is able to provide total shareholder return (in terms of increase in share price plus dividends) at least 20% greater than the return of the Russell 2000® index. The Company recognizes expense on these time-based shares each quarter based on the actual number of shares vested during the quarter multiplied by the closing price of the Company’s common stock on the date of grant of $4.10 per share. The Company recognizes expense on these performance-based shares each quarter using an estimate of the shares expected to vest multiplied by the closing price of the Company’s common stock of $4.10 per share on the date of grant. U.S. generally accepted accounting principles requires that any previously recognized compensation cost shall not be reversed if the shares are forfeited as a result of not meeting the stock-based performance measure. Greater shareholder returns can accelerate vesting of the stock performance-based shares, but the shares cannot vest more quickly than over three years. The first vesting date of the stock performance-based shares is October 31, 2006

The Company recorded total compensation expense related to its restricted stock awards under the 1996 Plan and the 2005 Plan together of $152,690 and $413,931, respectively, during the three months and nine months ended July 31, 2006, and $111,169 and $333,427, respectively, during the three months and nine months ended July 31, 2005.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Nine Months Ended July 31, 2006

(Unaudited)

Restricted stock award activity during the nine months ended July 31, 2006 consisted of restricted share grants of 230,000 shares, and 28,849 restricted shares forfeited or withheld for taxes.

During the three months ended July 31, 2006, restricted stock awards under the Non-employee Directors Stock Plan, as amended, totaling 8,000 shares were approved by the Board of Directors of the Company. The shares are part of the non-employee Directors’ annual compensation for service on the Board of Directors, and the shares vested immediately upon grant. The Company recorded compensation expense equal to the number of shares multiplied by the closing price of the Company’s common stock on the date of grant. The Company recorded compensation expense totaling $39,600 during the three months and nine months ended July 31, 2006.

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

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the nine months ended July 31, 2006 and 2005 follows:

	Nine Months Ended July 31,
	2006	2005
Balance at beginning of period	$454,550	$464,963
Bad debt expense (recovery)	(22,796)	12,902
Losses charged to allowance	(19,645)	—
Recoveries added to allowance	3,260	1,400

Balance at end of period	$415,369	$479,265

A prior distributor for the Company filed for protection from its creditors under bankruptcy laws in January 2001. Subsequent recoveries from the bankrupt estate of this distributor, if any, will be recognized when payment is received, in accordance with U.S. generally accepted accounting principles.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Nine Months Ended July 31, 2006

(Unaudited)

(4)	Inventories

Inventories as of July 31, 2006 and October 31, 2005 consisted of the following:

	July 31, 2006	October 31, 2005
Finished goods	$3,198,132	$3,435,050
Work in process	2,203,159	1,669,801
Raw materials	3,573,975	3,528,446
Production supplies	148,109	72,784

	$9,123,375	$8,706,081

(5)	Note Receivable

On April 22, 2005, the Company agreed to extend a loan to an unaffiliated start-up connector company (the “Borrower”), specializing in the design, manufacture and sale of connectors and cable assemblies for certain niche markets. The Borrower offers complementary products to the Company’s product offering and is still in the development stage. As a development stage company, the Borrower currently has limited revenues and assets and is incurring net losses. As of July 31, 2006, total assets of the Borrower, based on unaudited financial information, was equivalent to approximately 4% of the Company’s total assets. Total revenues of the Borrower, based on unaudited financial information, was equivalent to approximately 3% and 5%, respectively, of the Company’s net sales for the three month and nine month periods ended July 31, 2006.

This loan and the related transactions described further herein were part of a strategy designed to provide the Company with an option to expand its product line offering in certain market niches in which the Company currently sells its fiber optic cable products and to preserve channels to market for the Company’s existing product line offering in those market niches over the longer term.

The loan agreement, as amended, provides that the maximum aggregate principal amount that may be advanced to the Borrower is $2,500,000. Through July 31, 2006, the Company had advanced a total of $1,876,799 (including accrued interest and accounts receivable from product sales) to the Borrower, whereas through October 31, 2005, the Company had advanced a total of $814,859 to the Borrower. Subsequent to July 31, 2006, additional advances by the Company to the Borrower totaled $222,500. The note receivable, which matures July 31, 2007, is collateralized by all of the Borrower’s tangible and intangible property and bears interest at six percent (6%) per annum. Two of the founders of the Borrower have also guaranteed amounts up to two-thirds of the principal balance outstanding on the note receivable plus two-thirds of any accrued interest related to the note receivable. In connection with the loan, the Company was issued a warrant by the Borrower which, as amended, gives the Company the right to purchase a fifty-six percent (56%) equity interest in the Borrower on a fully diluted, as converted basis, for a purchase price of $1,500,000. The warrant expires on July 31, 2007 if it has not been exercised. In addition, the Company was granted the right to purchase all other outstanding equity of the Borrower at various times from 2009 through 2012, at a fixed multiple of trailing earnings before interest and taxes (EBIT), conditioned upon the Company’s exercise of the warrant or the Borrower’s failure to repay the loan when due.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Nine Months Ended July 31, 2006

(Unaudited)

The Company sold fiber optic cables to the Borrower totaling $16,385 and $210,182 during the three and nine months ended July 31, 2006, respectively, and $43,880 for fiscal year 2005. The Company has included $244,896 related to the sale of product to the Borrower in note receivable in the accompanying condensed balance sheet as of July 31, 2006.

The Company recorded interest income related to the loan totaling $32,874 during the nine months ended July 31, 2006, and $13,381 during fiscal year 2005, all of which is included in note receivable in the accompanying condensed balance sheet as of July 31, 2006. No interest income was recorded during the three months ended July 31, 2006, related to the loan.

(6)	Product Warranties

The Company generally warrants its products against certain manufacturing and other defects in material and workmanship. These product warranties are provided for specific periods of time and are applicable assuming the product has not been subjected to misuse, improper installation, negligence, or shipping damage. As of July 31, 2006 and October 31, 2005, the Company’s accrual for estimated product warranty claims totaled $100,000 and is included in accounts payable and accrued expenses. Warranty claims expense includes the costs to investigate claims and potential claims, and the costs to replace and/or repair product pursuant to claims, which in certain cases can include claims not deemed valid by the Company. The accrued product warranty costs are based primarily on historical experience of actual warranty claims and costs as well as current information with respect to potential warranty claims and costs. Warranty claims expense for the three months and nine months ended July 31, 2006 totaled $30,254 and $97,353, respectively. Warranty claims expense for the three months and nine months ended July 31, 2005 totaled $56,663 and $204,624 respectively.

The following table summarizes the changes in the Company’s accrual for product warranties during the nine months ended July 31, 2006 and 2005:

	Nine Months Ended July 31,
	2006	2005
Balance at beginning of period	$100,000	$150,000
Liabilities accrued for warranties issued during the period	111,711	187,416
Warranty claims paid during the period	(97,353)	(234,624)
Changes in liability for pre-existing warranties during the period	(14,358)	17,208

Balance at end of period	$100,000	$120,000

(7)	Warrants

During fiscal year 2003, the Company issued 250,000 warrants to class members defined in a consolidated class action lawsuit by the claims administrator for the class members and in accordance with a settlement agreement approved by the United States District Court for the Western District of Virginia on September 23, 2002. Each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $4.88 per share. The warrants will expire October 24, 2007. The total number of warrants to be issued in accordance with the settlement agreement, 250,000 warrants, has been issued by the Company. There were 235,080 and 235,545 warrants outstanding as of July 31, 2006 and October 31, 2005, respectively. During the nine months ended July 31, 2006, 465 warrants were exercised.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Nine Months Ended July 31, 2006

(Unaudited)

(8)	Note Payable to Bank

Existing Credit Facility

The Company has a revolving credit facility with Wachovia Bank, National Association (“Wachovia”). The initial term of the Wachovia loan agreement expired in April 2005 and was automatically extended through April 2006 pursuant to the terms of the original agreement. Effective March 31, 2006, the Company and Wachovia agreed to amend and restate the terms of the financing, extending the Wachovia loan agreement until April 17, 2008. However, on July 28, 2006, the Company sent advance written notification to Wachovia of its decision to terminate its credit facility effective September 27, 2006. Pursuant to the amended loan agreement with Wachovia, the credit facility is cancelable upon 60 days advance notice without early termination penalties.

The Wachovia credit facility pursuant to both the original agreement and the amended and restated loan agreement provides up to a maximum of $25 million and is collateralized by all of the Company’s tangible and intangible assets. Borrowings under the credit facility are subject to certain coverage ratios, advance limits and qualifications that are applied to the Company’s accounts receivable, inventory and fixed assets. The Company’s ability to access the full amount of the credit facility depends on the future growth of the Company’s borrowing base. The Company maintains a sweep arrangement with Wachovia, where at the end of each day, all of the Company’s cash is used to paydown its outstanding note payable to Wachovia, if any.

As of July 31, 2006, the Company had outstanding borrowings in the amount of $148,965 under its existing credit facility, with approximately $7,392,222 unused and available. As of October 31, 2005, the Company had no outstanding borrowings under the credit facility.

The Wachovia credit facility bears interest at one-half of one percent (0.50%) per annum above the prime rate (facility rate of 8.75% as of July 31, 2006). The facility also provides a LIBOR based rate at the Company’s option.

In connection with obtaining and amending the initial credit facility, the Company incurred various costs. These financing costs, net of amortization, were deferred and were included in other assets, net in the condensed balance sheets of the Company for periods prior to the second quarter of 2005. These deferred financing costs were amortized to interest expense using the straight-line method, which approximates the effective interest method through April 2005 (the original term of the credit facility) and were fully amortized in fiscal year 2005. Although the Company did not need to use its credit facility during fiscal 2005, the Company recognized interest expense during the first two quarters of 2005 related to the amortization of the deferred financing costs associated with obtaining and amending its credit facility.

In connection with amending and restating the Wachovia credit facility in March of 2006, the Company incurred various costs. These financing costs, net of amortization, have been deferred and are included in other assets, net in the condensed balance sheets of the Company as of July 31, 2006. These deferred financing costs are being amortized to interest expense using the straight-line method, which approximates the effective interest method for a period not greater than the term of the amended loan agreement.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Nine Months Ended July 31, 2006

(Unaudited)

New Credit Facilities

The Company and Valley Bank have signed a commitment letter whereby Valley Bank has agreed to provide a working capital line of credit (the “Working Capital Facility”), a machinery and equipment line of credit (the “Machinery and Equipment Facility”) and a real estate term loan (the “Real Estate Loan”) which together will replace the Company’s credit facility with Wachovia, and which is expected to increase the amount of available credit to the Company and lower the Company’s interest rate on any borrowings.

The Working Capital Facility is expected to provide up to $5 million for the Company’s working capital needs and bear interest at LIBOR plus 2.15%, which would equate to a facility rate of 7.55% as of July 31, 2006. The Working Capital Facility is also expected to provide a lower interest rate option if the Company maintains specified depository limits with Valley Bank. Availability under the Working Capital Facility is expected to be 85% of the Company’s eligible accounts receivable.

The Machinery and Equipment Facility is expected to provide up to $2 million for machinery and equipment and also bear interest at LIBOR plus 2.15%, which would equate to a facility rate of 7.55% as of July 31, 2006. Both the Machinery and Equipment Facility and the Working Capital Facility are expected to be secured by the Company’s accounts receivable, inventory, furniture, fixtures and equipment and proceeds and are expected to be payable on demand with 60 days prior written notice, provided that the Company is not in default.

The Company is expected to be able to borrow up to $6.5 million under the terms of the Real Estate Loan. The Company expects that advances under the Real Estate Loan may be made at any time within one year of closing. Furthermore, to the extent the Company has borrowings under the Real Estate Loan, principal and interest payments will be required monthly, based on a 25 year amortization. The balance on any advances under the Real Estate Loan, if any, is due 5 years from the closing date. The Real Estate Loan is expected to bear interest at a fixed rate of 7.50% for 5 years and be secured by a first deed of trust on the Company’s real property.

The Company anticipates that the Working Capital Facility, the Machinery and Equipment Facility and the Real Estate Loan will all close on or before September 26, 2006, and that these credit facilities will provide the Company with an aggregate of $13.5 million in available credit, less any borrowings.

(9)	Net Income (Loss) Per Share

Basic net income (loss) per share excludes dilution and is computed by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income or loss of the Company.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Nine Months Ended July 31, 2006

(Unaudited)

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

Three Months Ended July 31, 2006	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$127,974	6,000,674	$0.02

Effect of dilutive stock options and warrants	—	—

Diluted net income per share	$127,974	6,000,674	$0.02

Three Months Ended July 31, 2005	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$390,711	5,803,438	$0.07

Effect of dilutive stock options and warrants	—	6,170

Diluted net income per share	$390,711	5,809,608	$0.07

Nine Months Ended July 31, 2006	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic net loss per share	$(400,749)	5,935,398	$(0.07)

Effect of dilutive stock options and warrants	—	—

Diluted net loss per share	$(400,749)	5,935,398	$(0.07)

Nine Months Ended July 31, 2005	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$977,136	5,767,324	$0.17

Effect of dilutive stock options and warrants	—	11,707

Diluted net income per share	$977,136	5,779,031	$0.17

Otherwise dilutive securities, including stock options and warrants, to acquire approximately 14,000 shares, net of assumed proceeds based on exercise price, and with an exercise price less than the stock price as of the nine months ended July 31, 2006, were excluded from the computation of diluted net loss per share for the nine months ended July 31, 2006 because their effect would have been antidilutive.

Stock options that could potentially dilute net income (loss) per share in the future that were not included in the computation of diluted net income (loss) per share (because to do so would have been antidilutive for the periods presented) totaled 475,670 and 235,590, respectively, for the three months and nine months ended July 31, 2006 and 321,734 for the three months and nine months ended July 31, 2005.

(10)	Segment Information and Business and Credit Concentrations

The Company has a single reportable segment for purposes of segment reporting.

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of July 31, 2006 and October 31, 2005 have been adequately provided for in the condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Nine Months Ended July 31, 2006

(Unaudited)

For the three months ended July 31, 2006 and 2005, 15.2% and 16.9% of net sales were attributable to one major domestic distributor. For the nine months ended July 31, 2006 and 2005, 15.8% and 15.1% of net sales were attributable to this distributor. No other single customer accounted for more than 10% of our net sales for the three months ended July 31, 2006 or 2005 or the nine months ended July 31, 2006 or 2005. For the nine months ended July 31, 2006 and 2005, approximately 76% and 85%, respectively, of net sales were from customers located in the United States, while approximately 24% and 15%, respectively, were from customers outside of the United States.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to risks and uncertainties that may cause actual events to differ materially from our expectations. Factors that could cause or contribute to such differences include, but are not limited to, the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate and/or government spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber); our dependence on a single manufacturing facility; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing; our dependence on a limited number of suppliers; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in regulatory reviews and audits and potential regulatory reviews and audits; further adverse changes in laws and regulations associated with the extraterritorial income exclusion; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences of competing technologies, including copper cable and wireless, relative to fiber optic cable; economic conditions that affect the telecommunications sector, certain technology sectors or the economy as a whole; terrorist attacks or acts of war, particularly given the acts of terrorism against the United States and subsequent military responses by the United States, and any potential future military conflicts; changes in the level of military spending by the United States government; ability to retain key personnel; our ability to successfully implement planned changes to our information technology systems and manufacturing processes; the impact of changes in accounting policies, including those by the Securities and Exchange Commission and the Public Company Accounting Oversight Board; our ability to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, and/or making investments in or with, parties that compete with and/or have conflicts with customers of ours; adverse reactions by customers, vendors or other service providers to unsolicited proposals regarding the acquisition of us by another company; the additional costs of considering and possibly defending our position on such unsolicited proposals regarding the acquisition of us by another company; impact of weather or natural disasters in the areas of the world in which we operate and market our products; changes in market demand, exchange rates, productivity, or market and economic conditions in the areas of the world in which we operate and market our products, and our success in managing the risks involved in the foregoing.

We caution readers that the foregoing list of important factors is not exclusive and we incorporate by reference those factors included in current reports on Form 8-K.

Dollar amounts presented in the following discussion have been rounded to the nearest hundred thousand, unless the amounts are less than one million, in which case the amounts have been rounded to the nearest thousand.

Overview

During the third quarter of our 2006 fiscal year, net sales increased when compared to the same period last year. Net sales increased 2.0% to $11.6 million during the third quarter of fiscal 2006, up from $11.3 million during the same period last year. Sequentially, net sales increased 3.0% during the third quarter when compared to the second quarter of fiscal 2006. Gross profit margin decreased to 34.3% during the third quarter of fiscal 2006, compared to 37.7% during the same period last year, but increased compared to 30.3% during the second quarter of fiscal 2006. We reported net income of $127,974 during the third quarter of fiscal 2006, compared to net income of $390,711 for the comparable period last year.

Net sales decreased 4.1% to $32.7 million for the nine months ended July 31, 2006 compared to $34.1 million for the same period last year—which was the result of a $1.6 million decrease in net sales during the first six months of fiscal year 2006 compared to the same period last year, partially offset by a slight increase in net sales during the third quarter of fiscal year 2006 compared to the same period last year. Likewise, gross profit margin decreased to 32.7% for the nine months ended July 31, 2006 compared to 39.9% for the same period last year. We reported a net loss of $401,000 during the first nine months of fiscal year 2006 compared to net income of $977,000 for the same period last year.

We believe a number of factors contributed to the decrease in net sales and gross profit margins during the nine month period ended July 31, 2006 compared to the same period last year. We experienced an increase in net sales in our commercial market (with relatively lower gross profit margins) compared to the same periods last year. This increase, however, was more than offset by decreases in net sales for certain of our specialty markets (with relatively higher gross profit margins). Further, net sales to customers outside the United States showed substantial strength during the first nine months of fiscal 2006, compared to the same period last year, while net sales to customers in the United States decreased due to lower sales in certain of our specialty markets.

We believe these product sales patterns are a result of a number of factors including the timing of projects and other factors affecting product demand in certain specialty markets, and relatively consistent growth in our commercial market. We continue to make efforts we believe will increase net sales; however, we cannot be certain of the impact on future results of sales pattern changes and project sales patterns which are, to some extent, beyond our control.

Also during the first and second quarters of fiscal 2006, we experienced what we believed to be a temporary increase in manufacturing lead times and a temporary decrease in manufacturing efficiencies in part resulting from the implementation of business process and system changes in connection with our new enterprise resource planning (“ERP”) system and other initiatives, which likely contributed to lower net sales and gross profit margins during the first and second quarters of fiscal 2006. We believe the fact that our net sales and gross profit margin for the third quarter of fiscal 2006 compare favorably to that of the first half of 2006 is an indication that we have successfully addressed certain of the factors contributing to the lower net sales and gross profit margins experienced in the first half of 2006 due to these factors. Specifically, we have identified and corrected a number of the issues impacting our manufacturing lead times and manufacturing efficiencies. However, we cannot be certain of the impact on the remainder of the year of those process and manufacturing issues which we are still addressing. Regardless of any further negative impact by these issues, we continue to believe that our processes and system changes ultimately will improve the scalability of our systems (and therefore our ability to better handle increased production volume), improve our plant efficiency, and improve our customer service.

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

We sell our products internationally and domestically through our sales force to our customers, which include major distributors, regional distributors, various smaller distributors, original equipment manufacturers and value-added resellers. Net sales to customers located outside of the United States were 24% and 19% for the three months ended July 31, 2006 and 2005, respectively. Net sales to customers located outside of the United States were 24% and 15% of total net sales for the nine months ended July 31, 2006 and 2005, respectively. Substantially all of our sales to customers located outside of the United States are denominated in U.S. dollars. We believe the increase in the percentage of net sales to customers located outside of the United States in the first nine months of 2006 compared to the same period last year is primarily the result of certain organizational changes and increased sales efforts in certain international markets, as well as a large sale to one customer located outside of the United States in the first quarter of fiscal 2006. We can experience fluctuations in the percentage of net sales to customers outside of the United States from period to period based on the timing of large orders coupled with the impact of increases or decreases in sales to customers located in the United States.

Net sales consist of gross sales of products less discounts, refunds and returns. Revenue is recognized at the time of product shipment or delivery to the customer (including distributors) provided that the customer takes ownership and assumes risk of loss, based on shipping terms. During the third quarters of fiscal years 2006 and 2005, respectively, 15.2% and 16.9% of our net sales were attributable to one major domestic distributor. For the nine months ended July 31, 2006 and 2005, 15.8% and 15.1%, respectively, of net sales were attributable to this distributor. No other single customer accounted for more than 10% of our net sales during the three month or nine month periods ended July 31, 2006 and 2005.

A significant percentage of the selling price of our fiber optic cable is based on the cost of raw materials used. Single-mode fiber is less expensive than multimode fiber, and consequently single-mode fiber optic cables have a lower per unit selling price than comparable multimode fiber optic cables. We believe that while the long-haul, metropolitan and access markets are predominantly the users of single-mode fiber optic cable, that increasingly, single-mode fiber optic cable is also being used for short- to moderate-distance installations where higher bandwidth is required. However, any trend toward the use of single-mode fiber optic cables in such other installations may be slowed to the extent that 50 micron 1 gigabit and 10 gigabit multimode fiber optic cables are used to satisfy current bandwidth demands. To the extent that our sales mix shifts toward single-mode cables, we will have to increase the volume of product sold to maintain our current level of net sales.

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

Results of Operations

The following table sets forth and highlights fluctuations in selected line items from our condensed statements of operations for the periods indicated:

	Three Months Ended July 31,		Percent Change	Nine Months Ended July 31,		Percent Change
	2006	2005		2006	2005
Net sales	11,580,000	11,348,000	2.0%	32,689,000	34,097,000	(4.1)%
Gross profit	3,976,000	4,277,000	(7.0)%	10,674,000	13,595,000	(21.5)%
SG&A expenses	3,671,000	3,704,000	(0.9)%	11,214,000	12,065,000	(7.1)%
Net income (loss)	128,000	391,000	(67.2)%	(401,000)	977,000	(141.0)%

Three Months Ended July 31, 2006 and 2005

Net Sales

Net sales increased 2.0% to $11.6 million for the third quarter of fiscal year 2006 from $11.3 million for the same period in 2005. Sequentially, net sales for the third quarter of fiscal 2006 increased compared to net sales of $9.9 million and $11.2 million during the first and second quarters of fiscal 2006, respectively.

We continued to experience an increase in net sales in our commercial market compared to the same period last year, while net sales for certain of our specialty markets have not yet recovered. Overall, net sales to customers outside the United States showed substantial strength during the third quarter of fiscal 2006 compared to the same period last year, while net sales to customers in the United States decreased due to lower sales in certain specialty markets. We believe these product sales patterns are a result of a number of factors including the timing of projects and other factors affecting product demand in certain specialty markets, and relatively consistent growth in our commercial market. Further, we believe that certain of our specialty markets may be more susceptible to fluctuations quarter to quarter due to project timing and other factors affecting demand in such specialty markets.

Also during the third quarter of fiscal 2006, we continued the implementation of business process and system changes in connection with our new ERP system and certain other initiatives. The sequential improvement in net sales in the third quarter of 2006 compared to the first two quarters of 2006 is supportive of the fact that by the end of the second quarter, we had identified and corrected a number of the issues that previously impacted our manufacturing lead times and manufacturing efficiencies. We continued to closely monitor the impact of revisions to our processes throughout the third quarter and will continue to do so in the fourth quarter. We believe our process and system changes ultimately will improve the scalability of our systems (and therefore our ability to better handle increased production volume), improve our plant efficiency, and improve our customer service.

We believe our net sales have generally been impacted by a seasonality factor where we typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year. Since fiscal year 2001, we have seen that this pattern may be substantially altered by the timing of larger projects or other economic factors impacting our industry or impacting the industries of our customers and end-users. As a result, while we believe seasonality may be a factor that impacts our quarterly net sales results, we are not able to reliably predict net sales based on seasonality because these other factors can also substantially impact our net sales patterns during the year.

Gross Profit

Gross profit decreased 7.0% to $4.0 million for the third quarter of 2006 from $4.3 million for the same period in 2005. Gross profit margin, or gross profit as a percentage of net sales, decreased to 34.3% for the third quarter of 2006 from 37.7% for the third quarter of 2005. By comparison, gross profit margin increased when compared to gross profit margins of 33.4% and 30.3%, respectively, during the first and second quarters of 2006.

We believe a number of factors contributed to the decrease in the gross profit margin during the three month period ended July 31, 2006 compared to the same period last year. We believe the decrease in the gross profit margin during the third quarter of 2006 resulted in part from the sale of a mix of products with lower margins. We experienced an increase in net sales in our commercial market (with relatively lower gross profit margins) compared to the same period last year, while net sales for certain of our speciality markets (with relatively higher gross profit margins) have not yet recovered. Product mix can vary as a result of changes in sales of products with different fiber types and fiber counts, and changes in sales to various markets that require different product types. Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may deviate from expectations based on both anticipated and unanticipated changes in product mix. We believe the product sales patterns during the third quarter are a result of a number of factors including the timing of projects and other factors affecting product demand in certain specialty markets, and relatively consistent growth in our commercial market.

The improvement in our gross profit margin in the third quarter of 2006 compared to the first half of 2006 is supportive of the fact that by the end of the second quarter, we had identified and corrected a number of the issues that previously impacted our manufacturing lead times and manufacturing efficiencies. We continued to closely monitor the impact of revisions to our processes throughout the third quarter and will continue to do so in the fourth quarter. Regardless of any further negative impact by these issues, we continue to believe that our process and system changes ultimately will improve the scalability of our systems (and therefore our ability to better handle increased production volume), improve our plant efficiency, and improve our customer service.

Selling, General, and Administrative Expenses

SG&A expenses were $3.7 million in the third quarters of both fiscal years 2006 and 2005. SG&A expenses as a percentage of net sales were 31.7% in the third quarter of 2006 compared to 32.6% in the third quarter of 2005. The lower percentage in the third quarter of fiscal 2006 reflects the fact that SG&A expenses decreased by $34,000 compared to the third quarter of fiscal 2005 while net sales increased $231,000 during the same period.

Certain compensation costs have decreased when comparing the third quarter of fiscal 2006 to the comparable period in fiscal 2005 largely as a result of decreases in employee incentives due to the fact that our financial results during fiscal year 2006 have been less favorable than planned. The decreases in these compensation costs were substantially offset by increases in expenses related to shipping, outside contractors and commissions.

We anticipate there may be a negative impact on SG&A expenses beginning in the fourth quarter of 2006 as we begin to incur expenses associated with our response to an unsolicited and contingent proposal from Superior Essex, Inc. to purchase all of our outstanding shares of common stock for $6.00 per share. See “Other Information” included in Section 5 of Part II in this Form 10-Q for further information related to the unsolicited and contingent proposal from Superior Essex, Inc.

Other Income (Expense), Net

We recognized other expense, net in the third quarter of fiscal year 2006 of $27,000 compared to other income, net of $13,000 in the third quarter of fiscal year 2005. The change was primarily due to an increase in interest expense related to our credit facility. We incurred interest expense as a result of borrowings under our credit facility during the third quarter of 2006; however, we had no borrowings under our credit facility during the comparable period in 2005. Additionally, during the second and third quarters of fiscal 2006, we incurred approximately $24,000 of deferred financing costs associated with amending and restating our existing credit facility and began amortizing these costs to interest expense over a period not to exceed the term of the amended and restated credit facility. The financing costs associated with obtaining and amending the original credit facility had been fully amortized as of the second quarter of 2005; thus, no comparable expense existed for that period. Additional information describing our credit facility and financing arrangements can be found in our discussion of “Liquidity and Capital Resources.”

Income Before Income Taxes

We reported income before income taxes of $279,000 for the third quarter of fiscal year 2006 compared to $586,000 for the third quarter of fiscal year 2005. This change was primarily due to a decrease in gross profit of $301,000 in the third quarter of fiscal year 2006 compared to the same period in 2005.

Income Tax Expense

Income tax expense totaled $151,000 for the third quarter of fiscal year 2006 compared to $195,000 for the same period in fiscal year 2005. Our effective tax rate was 54.1% in the third quarter of fiscal 2006 compared to 33.3% in the third quarter of fiscal 2005. Our effective tax rate during the third quarter of fiscal year 2006 was much higher than our anticipated tax rate of approximately 35% to 38%.

Generally, fluctuations in our effective tax rates are primarily due to the amount and timing of various tax deductions and benefits, including our Extraterritorial Income Exclusion, (“EIE”), which exempts from federal income taxation a portion of the net profit realized from sales outside the United States of products manufactured in the United States. Our effective tax rate can vary quarterly for other reasons as well, particularly as quarterly results fluctuate from net losses to net profits during the fiscal year. The EIE is calculated by a complex analysis of all export sales and profits for each tax year. Fluctuations in the ratio of export sales and profitability to total sales and profitability create changes in the EIE. Additionally, the EIE benefit continues to be phased out as described in more detail herein.

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

The beneficial impact of both the EIE and the new deduction were more than offset in the third quarter of 2006 by the negative impact created by the tax effect of the vesting of certain of our restricted share grants. We will receive a lower tax deduction for restricted shares granted at a date when the fair value of our common shares was greater than at the time the shares vest.

Net Income

Net income for the third quarter of fiscal year 2006 was $128,000 compared to $391,000 for the third quarter of fiscal year 2005. This decrease was due primarily to the decrease in income before taxes of $307,000 in the third quarter of fiscal year 2006 compared to the comparable period last year and the increase in our effective tax rate when comparing the two periods.

Nine Months Ended July 31, 2006 and 2005

Net Sales

Net sales decreased 4.1% to $32.7 million for the first nine months of fiscal year 2006 from $34.1 million for the same period in 2005. A number of factors contributed to the $1.4 million decrease in net sales in the first nine months of fiscal 2006—which was the result of a $1.6 million decrease in net sales during the first six months of fiscal year 2006 compared to the same period last year, partially offset by a slight increase in net sales during the third quarter of fiscal year 2006 compared to the same period last year. While we continued to experience an increase in net sales in our commercial market compared to the same period last year, this increase was more than offset by decreases in net sales for certain of our specialty markets. Overall, net sales to customers outside the United States showed substantial strength during the first nine months of fiscal 2006 compared to the same period last year, while net sales to customers in the United States decreased due to lower sales in certain specialty markets. We believe these product sales patterns are a result of a number of factors including the timing of projects and other factors affecting product demand in certain specialty markets, and relatively consistent growth in our commercial market. Further, we believe that certain of our specialty markets may be more susceptible to fluctuations quarter to quarter due to project timing and other factors affecting demand in such specialty markets.

Also during the first nine months of fiscal 2006, we continued the implementation of business process and system changes in connection with our new ERP system and certain other initiatives. Those changes, to some extent, adversely impacted our production efficiency as we began the transition to new systems and processes—particularly during the first six months of fiscal year 2006. As expected, we experienced what we believe to be a temporary increase in manufacturing lead times, which likely contributed to lower net sales during the first half of fiscal 2006. The sequential improvement in net sales in the third quarter of 2006 compared to the first two quarters of 2006 is supportive of the fact that by the end of the second quarter, we had identified and corrected a number of the issues that previously impacted our manufacturing lead times and manufacturing efficiencies. We continued to closely monitor the impact of revisions to our processes throughout the third quarter and will continue to do so in the fourth quarter. We believe our process and system changes ultimately will improve the scalability of our systems (and therefore our ability to better handle increased production volume), improve our plant efficiency, and improve our customer service.

We believe our net sales have generally been impacted by a seasonality factor wherein we typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year. Since fiscal year 2001, we have seen that this pattern may be substantially altered by the timing of larger projects or other economic factors impacting our industry or impacting the industries of our customers and end-users. As a result, while we believe seasonality may be a factor that impacts our quarterly net sales results, we are not able to reliably predict net sales based on seasonality because these other factors can also substantially impact our net sales patterns during the year.

Gross Profit

Gross profit decreased 21.5% to $10.7 million for the first nine months of fiscal 2006 from $13.6 million for the same period in 2005. Gross profit margin, or gross profit as a percentage of net sales, decreased to 32.7% in the first nine months of fiscal 2006 from 39.9% in the first nine months of fiscal 2005.

We believe a number of factors contributed to the decrease in the gross profit margin during the nine month period ended July 31, 2006 compared to the same period last year. We believe the decrease in the gross profit margin during the first nine months of 2006 resulted in part from the sale of a mix of products with lower margins. We experienced an increase in net sales in our commercial market (with relatively lower gross profit margins) compared to the same period last year. This increase, however, was more than offset by a decrease in net sales for certain of our specialty markets (with relatively higher gross profit margins). Product mix can vary as a result of changes in sales of products with different fiber types and fiber counts, and changes in sales to various markets that require different product types. Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may deviate from expectations based on both anticipated and unanticipated changes in product mix. We believe the product sales patterns during the first nine months of fiscal 2006 are a result of a number of factors including the timing of projects and other factors affecting product demand in certain specialty markets, and relatively consistent growth in our commercial market.

Also during the first nine months of fiscal 2006, we experienced what we believe to be a temporary decrease in manufacturing efficiencies in part resulting from the continuing implementation of process and system changes in connection with our new ERP system and other initiatives, which likely contributed to lower gross profit margins during the first nine months of fiscal 2006, particularly in the first two quarters of the year. The improvement in our gross profit margin in the third quarter of 2006 compared to the first half of 2006 is supportive of the fact that by the end of the second quarter, we had identified and corrected a number of the issues that previously impacted our manufacturing lead times and manufacturing efficiencies. We continued to closely monitor the impact of revisions to our processes throughout the third quarter and will continue to do so in the fourth quarter. While we identified and corrected a number of the issues impacting our manufacturing efficiencies during the third quarter, we cannot be certain of the impact on the gross profit margin during the fourth quarter of fiscal 2006. Regardless of any further negative impact by these issues, we continue to believe that our process and system changes ultimately will improve the scalability of our systems (and therefore our ability to better handle increased production volume), improve our plant efficiency, and improve our customer service.

Selling, General, and Administrative Expenses

SG&A expenses decreased 7.1% to $11.2 million in the first nine months of 2006 from $12.1 million for the same period last year. SG&A expenses as a percentage of net sales were 34.3% for the nine months ended July 31, 2006 compared to 35.4% for the same period in 2005. The decrease in SG&A expenses during the first nine months of 2006 compared to the same period last year was primarily due to decreased employee compensation costs, decreased marketing expenses and decreased legal and professional fees, and reduced costs associated with non-recurring qualification and certification fees.

Certain compensation costs have decreased when comparing the first nine months of fiscal 2006 to the comparable period in fiscal 2005 largely as a result of decreases in commissions as net sales have decreased and decreases in employee incentives due to the fact that our financial results during the first nine months of fiscal 2006 were less favorable than planned. The decreases in these compensation costs were partially offset by an increase in severance expenses totaling approximately $285,000 before tax effects associated with certain changes within our sales organization implemented during the second quarter of fiscal 2006. The decreases in marketing expenses and legal and professional fees were primarily due to the timing of when certain costs were incurred.

We experienced reduced costs associated with qualification and certification fees in the first nine months of fiscal 2006 when compared to the same period last year primarily due to non-recurring fees incurred in the first nine months of fiscal 2005 related to our efforts and ultimate achievement of certain qualifications and certifications.

Other Income (Expense), Net

We recognized other expense, net of $6,000 in the first nine months of fiscal 2006 compared to other expense, net of $17,000 in the first nine months of 2005. The decrease was primarily due to a decrease in interest expense related to our credit facility. Although we did not need to use our credit facility during fiscal year 2005, we recognized interest expense during the first two quarters of 2005 related to the amortization of the deferred financing costs associated with obtaining and amending our credit facility. During the first nine months of fiscal 2006, we incurred approximately $24,000 of deferred financing costs associated with amending and restating our existing credit facility and began amortizing these costs over a period not to exceed the term of the amended and restated credit facility. Although we incurred interest expense associated with borrowings under our credit facility during the first nine months of fiscal 2006, these borrowings and the amortization of the financing costs associated with amending and restating our credit facility were less than the amortization of the deferred financing costs associated with the original credit facility. Additional information describing our credit facility and financing arrangements can be found in our discussion of “Liquidity and Capital Resources.”

Income (Loss) Before Income Taxes

We reported a loss before income taxes of $546,000 for the first nine months of fiscal year 2006 compared to income before income taxes of $1.5 million for the first nine months of fiscal year 2005. This change was primarily due to the decrease in gross profit of $2.9 million in the first nine months of fiscal year 2006, partially offset by the decrease in SG&A expenses totaling $851,000 in the first nine months of fiscal year 2006.

Income Tax Expense (Benefit)

Income tax benefit totaled $145,000 for the first nine months of fiscal year 2006 compared to income tax expense of $537,000 for the same period in fiscal 2005. Our effective tax rate was 26.6% in the first nine months of 2006 compared to 35.5% in the first nine months of 2005.

Generally, fluctuations in our effective tax rates are primarily due to the amount and timing of various tax deductions and benefits, including our Extraterritorial Income Exclusion, (“EIE”), which exempts from federal income taxation a portion of the net profit realized from sales outside the United States of products manufactured in the United States. Our effective tax rate can vary quarterly for other reasons as well, particularly as quarterly results fluctuate from net losses to net profits during the fiscal year. The EIE is calculated by a complex analysis of all export sales and profits for each tax year. Fluctuations in the ratio of export sales and profitability to total sales and profitability create changes in the EIE. Additionally, the EIE benefit continues to be phased out as described in more detail herein.

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

The beneficial impact of both the EIE and the new deduction were more than offset in the first nine months of 2006 by the negative impact created by the tax effect of the vesting of certain of our restricted share grants. We will receive a lower tax deduction for restricted shares granted at a date when the fair value of our common shares was greater than at the time the shares vest.

Net Income (Loss)

Net loss for the first nine months of 2006 was $401,000 compared to net income of $977,000 for the first nine months of fiscal 2005. This change was due primarily to the loss before taxes experienced in the first nine months of fiscal year 2006 compared to income before taxes for the comparable period last year, partially offset by the recognition of a tax benefit in the first nine months of fiscal year 2006 compared to tax expense in the first nine months of fiscal year 2005.

Financial Condition

Total assets decreased $1.2 million, or 3.5%, to $33.7 million at July 31, 2006, from $34.9 million at October 31, 2005. This decrease was primarily due to a $3.3 million decrease in cash. Further detail regarding the decrease in cash is provided in our discussion of “Liquidity and Capital Resources.” The decrease in cash was partially offset by a $1.1 million increase in note receivable and a $687,000 increase in property and equipment, net. Note receivable has increased as a result of increased advances made by us to an unaffiliated start-up connector company, described further below. Increases in property and equipment, net are in accordance with our plan for capital expenditures for the fiscal year.

Total liabilities decreased $1.4 million or 24.5% to $4.2 million at July 31, 2006, from $5.6 million at October 31, 2005. This decrease was primarily due to a $1.2 million decrease in accrued compensation and payroll taxes. The decrease in accrued compensation and payroll taxes resulted from the payment of certain incentive compensation related to fiscal year 2005 during the first nine months of fiscal 2006, and because we have not accrued certain employee incentive compensation due to the fact that our financial results during the first nine months of fiscal year 2006 have been less favorable than planned.

Total shareholders’ equity at July 31, 2006 increased $144,000 in the first nine months of fiscal 2006. The increase resulted primarily from the impact of stock-based compensation totaling $542,000, partially offset by a net loss of $401,000.

Liquidity and Capital Resources

Our primary capital needs during the first nine months of fiscal 2006 have been to fund working capital requirements, capital expenditures, and advances to an unaffiliated company described further herein. Our primary source of capital for these purposes has been cash provided from operations and our bank line of credit. As of July 31, 2006, we had an outstanding loan balance of $149,000 under our bank line of credit. We had no outstanding balance under our bank line of credit at October 31, 2005.

We had no cash on hand as of July 31, 2006, a decrease of $3.3 million compared to October 31, 2005. We maintain a sweep account arrangement with our bank, where at the end of each day all of our cash is used to paydown our outstanding note payable to the bank, if any. The decrease in cash for the nine months ended July 31, 2006, primarily resulted from payments made for operating expenses during the period as well as capital expenditures made during the first nine months of fiscal year 2006 and advances under a note receivable (described further herein).

On July 31, 2006, we had working capital of $13.1 million compared to $15.2 million as of October 31, 2005. The ratio of current assets to current liabilities as of July 31, 2006, was 4.1 to 1, compared to 3.7 to 1 as of October 31, 2005. The decrease in working capital when comparing the periods was primarily due to the $3.3 million decrease in cash, partially offset by the $1.2 million decrease in accrued compensation and payroll taxes.

Net cash used in operating activities was $651,000 in the first nine months of fiscal year 2006, compared to net cash provided by operating activities of $1.2 million in the first nine months of 2005. Net cash used in operating activities during the first nine months of 2006 primarily resulted from our net loss of $401,000 and a decrease in accrued compensation and payroll taxes totaling $1.2 million, partially offset by adjustments to reconcile net loss to net cash used in operating activities, including depreciation and amortization of $977,000 and stock-based compensation expense of $542,000. Net cash provided by operating activities during the first nine months of fiscal year 2005 primarily resulted from net income of $977,000 plus net adjustments to reconcile net income to net cash provided by operating activities, including depreciation and amortization of $916,000, deferred income tax expense of $290,000 and stock based compensation expense of $359,000. Additionally, a decrease in trade accounts receivable of $963,000 contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by an increase in inventories of $2.6 million.

Net cash used in investing activities totaled $2.8 million in the first nine months of fiscal year 2006, compared to $1.8 million in the first nine months of fiscal year 2005. Net cash used in investing activities during the first nine months of fiscal year 2006 resulted primarily from the purchase of property and equipment, deposits for the purchase of property and equipment, and advances made to an unaffiliated company described further herein.

On April 22, 2005, we agreed to extend a loan to an unaffiliated start-up connector company, also referred to as the “Borrower,” specializing in the design, manufacture and sale of connectors and cable assemblies for certain niche markets. The Borrower offers complementary products to our product offering and is still in the development stage. As a development stage company, the Borrower currently has limited revenues and assets and is incurring net losses. As of July 31, 2006, total assets of the Borrower, based on unaudited financial information, was equivalent to approximately 4% of our total assets. Total revenues of the Borrower, based on unaudited financial information, was equivalent to approximately 3% and 5%, respectively, of our net sales for the three month and nine month periods ended July 31, 2006.

This loan, and the related transactions described further herein, was part of a strategy designed to provide us with an option to expand our product line offering in certain market niches in which we currently sell our fiber optic cable products and to preserve channels to market for the Company’s existing product line offering in those market niches over the longer term.

The loan agreement, as amended, provides that the maximum aggregate principal amount that may be advanced to the Borrower is $2,500,000. Through July 31, 2006 and October 31, 2005, we advanced a total of $1.9 million (including accrued interest and accounts receivable from product sales) and $815,000, respectively, to the Borrower. Subsequent to July 31, 2006, we made additional advances to the Borrower totaling $223,000. The note receivable, which matures July 31, 2007, is collateralized by all of the Borrower’s tangible and intangible property and bears interest at six percent (6%) per annum. Two of the founders of the Borrower have also guaranteed amounts up to two-thirds of the principal balance outstanding on the note receivable plus two-thirds of any accrued interest related to the note receivable. In connection with the loan, we were issued a warrant by the Borrower which, as amended, gives us the right to purchase a fifty-six percent (56%) equity interest in the Borrower on a fully diluted, as converted basis, for a purchase price of $1,500,000. The warrant expires on July 31, 2007 if it has not been exercised. In addition, we were granted the right to purchase all other outstanding equity of the Borrower at various times from 2009 through 2012, at a fixed multiple of trailing earnings before interest and taxes (EBIT), conditioned upon our exercise of the warrant or the Borrower’s failure to repay the loan when due.

Net cash used in investing activities for the first nine months of fiscal year 2005 resulted primarily from the purchase of property and equipment and deposits for the purchase of property and equipment.

Net cash provided by financing activities totaled $128,000 in the first nine months of fiscal 2006 and resulted from proceeds from a note payable to our bank under our line of credit and proceeds received from the exercise of warrants, partially offset by payments for financing costs associated with amending and restating our existing credit facility. Net cash provided by financing activities of $2,000 during the first nine months of 2005 resulted entirely from proceeds received from the exercise of warrants.

We have a revolving credit facility with Wachovia Bank, National Association (“Wachovia”). The initial term of the Wachovia loan agreement expired in April 2005 and was automatically extended through April 2006 pursuant to the terms of the original agreement. Effective March 31, 2006, an agreement was reached with Wachovia to amend and restate the terms of the financing. The amended Wachovia loan agreement was extended until April 17, 2008. However, on July 28, 2006, we sent advance written notification to Wachovia of our decision to terminate our credit facility effective September 27, 2006. Pursuant to the amended loan agreement with Wachovia, the credit facility is cancelable upon 60 days advance notice without early termination penalties.

The Wachovia credit facility, pursuant to both the original agreement and the amended and restated loan agreement, provides up to a maximum of $25 million and is collateralized by all of our tangible and intangible assets. Borrowings under the credit facility are subject to certain coverage ratios, advance limits and qualifications that are applied to our accounts receivable, inventory and fixed assets. Our ability to access the full amount of the credit facility depends on the future growth of our borrowing base. We maintain a sweep arrangement with Wachovia, where at the end of each day, all of our cash is used to paydown our outstanding note payable to Wachovia, if any.

As of July 31, 2006, we had outstanding borrowings in the amount of $149,000 under the credit facility, with approximately $7.4 million unused and available. As of October 31, 2005, we had no outstanding borrowings under the credit facility.

The Wachovia credit facility bears interest at one-half of one percent (0.50%) per annum above the prime rate (facility rate of 8.75% as of July 31, 2006). The facility also provides a LIBOR based rate at our option.

In connection with obtaining and amending the initial credit facility, we incurred various costs. These financing costs, net of amortization, were deferred and were included in other assets, net in the condensed balance sheets of the Company for periods prior to the second quarter of 2005. These deferred financing costs were amortized to interest expense using the straight-line method, which approximates the effective interest method through April 2005 (the original term of the credit facility) and were fully amortized in fiscal year 2005. Although we did not need to use our credit facility during fiscal 2005, we recognized interest expense during the first two quarters of 2005 related to the amortization of the deferred financing costs associated with obtaining and amending our credit facility.

In connection with amending and restating the Wachovia credit facility in March of 2006, the Company incurred various costs. These financing costs, net of amortization, have been deferred and are included in other assets, net in the condensed balance sheets of the Company for periods beginning in the second quarter of 2006. These deferred financing costs are being amortized to interest expense using the straight-line method, which approximates the effective interest method for a period not greater than the term of the amended loan agreement, as deemed appropriate.

We have signed a commitment letter with Valley Bank whereby Valley Bank has agreed to provide a working capital line of credit (the “Working Capital Facility”), a machinery and equipment line of credit (the “Machinery and Equipment Facility”) and a real estate term loan (the “Real Estate Loan”) which together will replace our credit facility with Wachovia, and which is expected to increase the amount of available credit to the Company and lower the Company’s interest rate on any borrowings.

The Working Capital Facility is expected to provide up to $5 million for our working capital needs and bear interest at LIBOR plus 2.15%, which would equate to a facility rate of 7.55% as of July 31, 2006. The Working Capital Facility is also expected to provide a lower interest rate option if we maintain specified depository limits with Valley Bank. Availability under the Working Capital Facility is expected to be 85% of our eligible accounts receivable.

The Machinery and Equipment Facility is expected to provide up to $2 million for machinery and equipment purchases and also bears interest at LIBOR plus 2.15%, which would equate to a facility rate of 7.55% as of July 31, 2006. Both the Machinery and Equipment Facility and the Working Capital Facility are expected to be secured by our accounts receivable, inventory, furniture, fixtures and equipment and proceeds and are expected to be payable on demand with 60 days prior written notice, provided that the we are not in default.

We expect to be able to borrow up to $6.5 million under the terms of the Real Estate Loan. We expect that advances under the Real Estate Loan may be made at any time within one year of closing. Furthermore, to the extent we have borrowings under the Real Estate Loan, principal and interest payments will be required monthly, based on a 25 year amortization. The balance on any advances under the Real Estate Loan, if any, is expected to be due 5 years from the closing date. The Real Estate Loan is expected to bear interest at a fixed rate of 7.50% for 5 years and be secured by a first deed of trust on our real property.

We anticipate that the Working Capital Facility, the Machinery and Equipment Facility and the Real Estate Loan will all close on or before September 26, 2006, and that these credit facilities will provide the Company with an aggregate of $13.5 million in available credit, less any borrowings.

We believe that our cash flow from operations, our existing credit facility until its termination on September 27, 2006, and our new credit facilities when closed, will be adequate to fund our operations for at least the next twelve months.

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

We believe our net sales have generally been impacted by a seasonality factor wherein we typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year. Since fiscal year 2001, we have seen that this pattern may be substantially altered by the timing of larger projects or other economic factors impacting our industry or impacting the industries of our customers and end-users. As a result, while we believe seasonality may be a factor that impacts our quarterly net sales results, we are not able to reliably predict net sales based on seasonality because these other factors can also substantially impact our net sales patterns during the year.

Contractual Obligations and Commitments

As of July 31, 2006, we have a note payable to our bank totaling $149,000 under the terms of our amended and restated loan agreement. The credit facility, as amended, was extended until April 2008. However, on July 28, 2006, we sent advance written notification to Wachovia of our decision to terminate our credit facility effective September 27, 2006. See further discussion under “Liquidity and Capital Resources.” As of July 31, 2006, we have no other disclosable contractual obligations and commitments that will significantly adversely impact our future liquidity.

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

Future Accounting Considerations

In May 2005, the Financial Accounting Standards Board, also referred to as the “FASB,” issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154”) which replaces Accounting Principles Board, also referred to as “APB,” Opinion No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principal unless it is not practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by us in the first quarter of fiscal year 2007. The adoption of the Statement is not expected to have a material impact on our results of operations, financial position or liquidity.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments, (“SFAS 155”), an amendment of SFAS 133 and 140. This Statement resolves certain issues addressed in the implementation of SFAS 133 concerning beneficial interests in securitized financial assets. SFAS 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative, clarifies which interest-only strips and principal-only strips are not subject to the requirement of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets, clarifies the concentrations of credit risk, and eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument. The statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The adoption of the Statement is not expected to have a material impact on our results of operations, financial position or liquidity.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of the Statement is not expected to have a material impact on our results of operations, financial position or liquidity as we do not have servicing assets or servicing liabilities at this time.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this interpretation is not expected to have a material impact on our results of operations, financial position or liquidity.

As of September 8, 2006, there are no other new accounting standards issued, but not yet adopted by us, which are expected to be applicable to our financial position, operating results or financial statement disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of July 31, 2006, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 4. Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2006. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and that there have been no changes in the Company’s internal control over financial reporting that occurred in the fiscal quarter ended July 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Other Information

In reaction to a public announcement made by Superior Essex, Inc. on August 15, 2006, the Company confirmed in a press release on August 16, 2006, that it received an unsolicited and contingent proposal from Superior Essex, Inc. to purchase all of the Company’s outstanding shares of common stock for $6.00 per share. This proposal was the same as a private proposal from Superior Essex, Inc. first received by the Company on August 1, 2006, which was considered by the Board of Directors of the Company and rejected. The Company’s Board of Directors carefully considered and unanimously determined that the private proposal: was financially inadequate; was inconsistent with, and could in fact interfere with, the Company’s existing initiatives and business plan; and that attempting to negotiate with Superior Essex, Inc. at that time was not in the best interests of the Company’s shareholders.

The Company’s press release, dated August 16, 2006, was filed with the Commission in a Form 8-K, dated August 16, 2006.

PART II. OTHER INFORMATION

Item 6. Exhibits

The exhibits listed on the Exhibit Index are filed as part of, and incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: September 14, 2006	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: September 14, 2006	/s/ Tracy G. Smith
Tracy G. Smith
Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
3.1	Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated herein by reference to Exhibit 1 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

3.2	Bylaws of Optical Cable Corporation, as amended (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.1	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.2	Rights Agreement dated as of November 2, 2001 (incorporated herein by reference to Exhibit 4 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.3	Form of certificate representing preferred share purchase right (incorporated herein by reference to Exhibit 5 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.4	Warrant Agreement dated as of October 24, 2002 (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the Commission on February 11, 2003).

4.5	Form of warrant certificate (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed with the Commission on February 11, 2003).

10.1*	Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated herein by reference to Exhibit 10.1 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.2*	Employment Agreement dated December 10, 2004 by and between Optical Cable Corporation and Tracy G. Smith (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2005 (file number 0-27022)).

10.3*	Employment Agreement by and between Optical Cable Corporation and Luke J. Huybrechts effective November 1, 2002 (incorporated herein by reference to Exhibit 10.2 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.5*	Optical Cable Corporation Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 1998 (file number 0-27022)).

10.6*	Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-8 No. 333-09733).

10.7*	Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.8*	Form of December 17, 2004 time vesting restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.9*	Form of December 17, 2004 performance vesting restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.10*	Form of award agreement under the Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2004).

10.11*	Optical Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.12*	Form of time vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.13*	Form of stock performance vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.14*	Form of operational performance vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.