Form 10-K
period 2006-10-31
OPTICAL CABLE CORP
filed 2007-01-29
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2006

Commission File Number 0-27022

OPTICAL CABLE CORPORATION

(Exact name of the registrant as specified in its charter)

Virginia	54-1237042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5290 Concourse Drive, Roanoke, VA	24019
(Address of principal executive offices)	(Zip Code)

(540) 265-0690

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

  Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	Nasdaq Global Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1)    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one)

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock, no par value, held by non-affiliates of the registrant (without admitting any person whose shares are not included in determining such value is an affiliate) as of April 30, 2006, the last business day of the Company’s most recent second quarter was $25,901,443 based upon the closing price of these shares as reported by the Nasdaq Global Market on April 28, 2006.

As of January 18, 2007, the Company had outstanding 6,008,016 common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K Report: “Election of Directors,” “Beneficial Ownership of Securities,” “Compensation of Executive Officers,” “Compensation of Directors,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “Code of Ethics,” “Executive Compensation,” “Compensation Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Performance Graph,” “Beneficial Ownership of Common Stock,” “Equity Compensation Plans Information,” “Certain Relationships and Related Transactions,” “Independent Registered Public Accounting Firm,” and “Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Registered Public Accounting Firm.” In addition, portions of the Company’s Annual Report filed as exhibit 13.1 to this report on Form 10-K are incorporated by reference in Part II of this Form 10-K Report: “Corporate Information,” “Selected Financial Information,” “Management’s Discussion and Analysis,” “Financial Statements,” “Notes to Financial Statements,” “Report of Independent Registered Public Accounting Firm” and “Management’s Statement of Responsibility.”

OPTICAL CABLE CORPORATION

FORM 10-K

PART I

Item 1. BUSINESS

Overview

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

The following summarizes the major construction types of fiber optic cables we produce and their attributes; however, we produce many other types of fiber optic cables as well:

A-Series Assembly Fiber Optic Cables. Our A-Series fiber optic cables contain one or two optical fibers which are surrounded by a layer of aramid yarn strength members to prevent the optical fiber from being stretched if there is tension on the fiber optic cable. A flexible and resilient thermoplastic outer jacket is then applied to further strengthen and protect the optical fiber. These fiber optic cables are used for jumpers, which are short length patch cords, and for pigtails, which are short lengths of fiber optic cable with a connector on one end. Various special outer jacket materials are offered to provide flammability ratings and handling characteristics tailored to customers’ needs. These fiber optic cables are sometimes privately labeled and often sold to original equipment manufacturers that produce the fiber optic cable assemblies.

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

D-Series Distribution Fiber Optic Cables. Our D-Series fiber optic cables are made with the same tight buffered optical fiber as the B-Series fiber optic cables and with a high performance outer jacket. Unlike the B-Series fiber optic cables, each tight buffered optical fiber in a D-Series fiber optic cable is not covered with a separate subcable jacket, giving the D-Series cables a smaller and more lightweight configuration. Our D-Series fiber optic cables also are available with a Core-Locked™ jacket. The tight buffered optical fiber and high performance outer jacket make D-Series fiber optic cables rugged and survivable. D-Series fiber optic cables are suitable for longer distance applications, where termination considerations are less important and often traded off for size, weight and cost. They also can be armored for additional protection for use in buried and overhead installations. The high strength to weight ratio of these fiber optic cables makes them well suited for installations where long lengths of fiber optic cables must be pulled through duct systems. D-Series fiber optic cables are used in relatively longer length segments of installations, such as trunking, LAN and distribution applications, optical fiber in the loop, optical fiber to the curb and drop cables.

G-Series Subgrouping Fiber Optic Cables. Our G-Series fiber optic cables combine a number of multifiber subcables, each similar to a D-Series fiber optic cable. Each multifiber subcable generally is tightbound with an elastomeric jacket, providing excellent mechanical and environmental performance. These subcables are further protected with a pressure extruded, high performance Core-Locked™ outer jacket to form the finished fiber optic cable. This design permits the construction of very high fiber count fiber optic cables. These fiber optic cables are well-suited for installations where groups of optical fibers must be routed to different locations.

Other Fiber Optic Cable Types. We believe that we offer the most comprehensive fiber optic cable product offering for the enterprise market. We produce variations on the basic fiber optic cable styles discussed above for more specialized installations, as well as various hybrid and composite cables (some variations are not available for all cable styles or types). We can armor fiber optic cables with corrugated steel tape or interlocking armor for further protection in certain installations. We offer cables suitable for underground or overhead installations. For overhead installations on utility poles, we offer several self-supporting fiber optic cables, with higher performance outer jackets, as well as M-Series aerial messenger cables which feature a stainless steel or galvanized steel, self-supporting messengered construction. We have fiber optic cables available in several flammability ratings, including plenum for use in moving air spaces in buildings, and riser for less critical flame-retardant requirements. Zero halogen versions of many of our fiber optic cables are available for use in enclosed spaces where there is concern over release of toxic gases during fire. We offer various hybrid and composite fiber optic cables combining different types of optical fiber and/or copper wires, with copper wires being used as power feeds or to facilitate the transition from copper wire to optical fiber-based systems without further installation of fiber optic cables. Our composite cables include a line of security cables which combine copper power feeds with optical fiber in the cables making them particularly well suited for surveillance camera operation. We also offer specialty fiber optic cables, such as military ground tactical, industrial (including tray cables), mining, festoon, and pierside fiber optic cables. Our product offering further includes fiber optic cables complying with or certified to various standards for specialty applications, such as: U.S. Department of Defense MIL-PRF-85045/8A qualification for military ground tactical fiber optic cable; Det Norske Veritas (DNV) type approval certificate for marine shipboard and offshore platform applications; U.S. Mine Safety and Health Administration (MSHA) approval for use in mines; and American Bureau of Shipping (ABS) type approved cables. Additionally, we offer our customers a variety of customized constructions to meet their specific communication needs.

Customers

We have a global customer base, selling in over 50 countries in fiscal year 2006. Our customers include distributors, original equipment manufacturers, system integrators, electrical contractors, value added resellers and end users. The following is a partial list of representative types of end users of our fiber optic cables:

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

Employees

As of October 31, 2006, we employed a total of 216 persons. None of our employees is represented by a labor union. We have experienced no work stoppages and we believe our employee relations are good.

Item 1A. RISK FACTORS

There are a number of business risks and uncertainties that may adversely affect our financial condition, our results of operations, our liquidity, the trading price of our common shares, and the prospects regarding any of the foregoing—collectively, our business and its prospects. These risks and uncertainties could cause future results to differ from past performance or expected results, including results described in statements elsewhere in this report that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. The risks that we highlight below are NOT the only ones that we face. We discuss in this section some of the risk factors and uncertainties which we consider to be the most relevant to our specific activities and that we believe, if they actually occurred, could materially and adversely affect our business and its prospects. In addition to the risks and uncertainties included below, other risks and uncertainties include, but are not limited to, the additional risk factors included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Information.” Additionally, risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact our business and its prospects. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on our business and its prospects.

In addition to historical information, this Annual Report on Form 10-K contains or may contain certain forward-looking statements, within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Generally, the words “will,” “may,” “should,” “continue,” “believes,” “expects,” “intends,” “anticipates,” “estimates” or similar expressions identify forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the risks and uncertainties identified below and the additional risk factors included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Information.” We will sometimes set forth examples to further describe a risk factor or otherwise elaborate on a point by using the word “including.” When we use the word including in this Annual Report on Form 10-K or in any of our other disclosures, we always mean “including, but not limited to” rather than including all examples.

A decline in the demand for fiber optic cable generally or in certain applications or for tight buffer fiber optic cable specifically or in certain applications, in the markets we target may cause our sales to fall.

Fiber optic cable, specifically tight buffer fiber optic cable, accounts for almost all of our sales. As a result, any decline in the demand for fiber optic cable generally or tight buffer fiber optic cable specifically will likely adversely affect our business and its prospects, including causing our sales to fall, causing our share price to decline and limiting our future sales prospects. We focus on producing tight buffer fiber optic cable that is used to connect optical networking equipment in short- to moderate-distance applications, including the enterprise market, and to a lesser extent, the metropolitan and access markets. Our future growth is affected by the rate at which optical networking and related optical cabling are deployed in these markets. The desire of organizations to deploy fiber optic cabling depends on such factors as end-user demand for the increased bandwidth made possible by optical networks, as well as a lack of suitable alternative technologies. Additionally, any decline in the demand for fiber optic cable used in short- to moderate-distance applications, such as metropolitan, access and enterprise networks, will likely adversely affect our business and its prospects, including causing our sales to fall, limiting our prospects for the future sales and causing a decline in our share price. If alternative fiber optic cable constructions, such as loose-tube fiber optic cable, become more accepted as alternatives to tight buffer fiber optic cable construction in our target markets, then our business and its prospects could be adversely affected, including material decreases in our sales, adverse affects on our future prospects and potential, significant declines in our share price.

Our ability to remain competitive in the fiber optic cable market is crucial to our continued success.

The market for fiber optic cables, including the short- to moderate-distance markets in which our products are concentrated, is highly competitive. We compete with large, integrated fiber optic cable manufacturers such as Corning Cabling Systems, OFS, Alcatel and Draka, as well as with other large fiber optic cable manufacturers such as General Cable, Belden, Nexans (doing business as Berk-Tek), CommScope and others. Some of our competitors are more established, benefit from greater market recognition and have much greater financial, research and development, production and marketing resources than we do. Competition could increase if new companies enter the market or if existing competitors expand their product lines.

We are a “microcap” stock with little, if any, coverage by security analysts, and with limited institutional following. Therefore, the price of our common shares is volatile and subject to significant fluctuations.

Optical Cable Corporation has a relatively low market capitalization represented by the total number of common shares issued and outstanding multiplied by the price per common share. Often the capital stock of companies with such low market capitalizations are referred to as “microcap” stocks. As a result of this low market capitalization, it is quite difficult for us to secure coverage by security analysts and to convince institutional investors to invest substantial amounts in our common shares. Additionally, our low market capitalization makes it likely that the sale or purchase of even relatively small blocks of our common shares can result in significant fluctuations in the price of our common shares with or without any underlying change in our financial performance. As a result, the price of our common stock is volatile and subject to significant fluctuations.

We believe our quarterly results may tend to fluctuate due to many factors, including timing of key projects, changing levels of corporate and government spending, fluctuations in spending in certain specialty markets we target, seasonality, and manufacturing yields and efficiencies. The price of our common shares will likely fall if our quarterly results are lower than the expectations of securities analysts, if any, or our shareholders.

We expect our sales and income to fluctuate from quarter to quarter. In future quarters, our operating results may be below the expectations of securities analysts, if any securities analysts are offering coverage of us, or our shareholders. If this occurs, the price of our common shares is likely to fall and you may lose all or part of your investment. A number of factors, many of which are discussed in more detail in other risk factors, may cause variations in the results of our operations, including, but not limited to:

•	The proportion of our net sales made to distributors relative to other types of customers;

•	The proportion of large to small orders;

•	Our product mix, including fluctuations in demand in our target and specialty markets;

•	The timing of orders that we receive from our customers, including, larger projects;

•	Fluctuations in spending on fiber optic cable in certain specialty markets we target;

•	Fluctuations in corporate or government spending;

•	Seasonality, including affects of weather, construction and annual budgetary cycles on demand;

•	Changes in the general economic conditions—whether in the U.S., other countries or specific regions that impact spending on fiber optic cabling products;

•	Changes in the cost and availability of our raw materials;

•	Our manufacturing capacity, efficiencies and yield; and

•	Spending for fiber optic cabling in the metropolitan, access and enterprise markets.

A significant percentage of our expenses, including those relating to manufacturing, sales and marketing, and general and administrative functions, are relatively fixed in the short term. As a result, if we experience delays in generating or recognizing revenue, our operating results would be disproportionately affected. You should not rely on our results for one quarter as any indication of our future performance. We believe our results of operations may reflect some seasonality. Historically, our sales are lower in the first half of each fiscal year and higher in the second half of each fiscal year, which we believe may be partially due to construction cycles and budgetary cycles of our customers.

If our supplier relationships are disrupted or if costs or availability of our raw materials change, our operating results may suffer.

Our business and its prospects are affected by the cost and availability of raw materials. We currently rely on a limited number of suppliers for certain of our raw materials, including optical fiber, aramid yarns, plastics and other raw materials. We do not have long-term agreements with all of these suppliers. In fact, some of our suppliers of optical fiber are also major competitors in the market for fiber optic cable. For example, we may buy some of our optical fiber from a supplier that also offers fiber optic cables that compete with our fiber optic cables. These raw materials are critical to our production of fiber optic cables. Our business and its prospects, including our financial condition, future prospects, and results of operations, could be adversely affected by any disruption in our supply of raw materials or any increase in our costs resulting from our suppliers reducing the amount of optical fiber available to us, increasing their prices, lengthening the lead time for orders or otherwise impairing our ability to secure optical fiber, aramid yarns, plastics or other raw materials on competitive terms.

Potential strategic alliances may not achieve their objectives.

We intend to explore strategic alliances designed to increase the use of our manufacturing capacity, to increase distribution of our products, to secure supplies of raw materials and to expand our product offerings. We may not be successful in developing these strategic alliances. Moreover, alliances that Optical Cable Corporation does develop may not achieve their strategic objectives, and parties to our strategic alliances may not perform as contemplated.

If a disaster struck our primary business facility, our business, results of operations and financial condition may be harmed.

We believe that our success to date has been, and future results of operations will be, dependent in large part upon our ability to provide prompt and efficient service to our customers. As a result, any disruption of our day-to-day operations could cause a significant decline in our sales, negatively impact our financial performance and cause a decline in our share price. Our manufacturing operations, marketing, management information systems, customer service and distribution functions are housed in a single facility in Roanoke, Virginia. A fire, flood, earthquake, terrorist attack, act of war, military conflict, or any other disaster affecting our facility could disable the functions performed at our Roanoke, Virginia facility. Any significant damage to this facility would have a material adverse effect on our business and its prospects, including our results of operations and financial condition.

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 2. PROPERTIES

We own our principal administration, marketing, manufacturing, and product development facilities which are situated on approximately 23 acres of land near the Roanoke, Virginia airport and major trucking company facilities. Our facilities are housed in an approximately 146,000 square foot building on this property. We also lease a 385 square foot sales office in Fort Wayne, Indiana. We believe that we are currently operating at approximately 60% of our production equipment capacity. Additional personnel would need to be hired and trained, and additional warehousing space may be needed to utilize our excess production equipment capacity. We can provide no assurance as to the time required to complete the process of hiring and training personnel or our ability to secure additional warehousing space, necessary to utilize our excess capacity.

Item 3. LEGAL PROCEEDINGS

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended October 31, 2006.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information pertaining to shareholders beneficially owning more than five percent of the Company’s common stock and the security ownership of management, which is set forth under the caption “Beneficial Ownership of Common Stock” in the Proxy Statement for the 2007 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information contained under the caption “Corporate Information” of our Annual Report for the fiscal year ended October 31, 2006, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA

The information contained under the caption “Selected Financial Information” of our Annual Report for the fiscal year ended October 31, 2006, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for the fiscal year ended October 31, 2006, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of October 31, 2006, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information contained under the captions “Financial Statements,” “Notes to Financial Statements,” “Report of Independent Registered Public Accounting Firm,” and “Management’s Statement of Responsibility” of our Annual Report for the fiscal year ended October 31, 2006, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2006. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and that there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information with respect to the Directors of the registrant, see “Election of Directors” in the Proxy Statement for the 2007 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

For information with respect to the executive officers and significant employees of the registrant, see “Executive Officers” in the Proxy Statement for the 2007 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

The information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, which is set forth under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement for the 2007 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning the Company’s code of ethics that applies to the Company’s principal executive officer and the Company’s senior financial officers required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Code of Ethics.”

Item 11. EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation,” “Compensation Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Performance Graph” in the Proxy Statement for the 2007 Annual Meeting of Shareholders of the Company is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
1996 Stock Incentive Plan
Stock Option Grants	232,466 shares	$7.69	— shares
Restricted Share Grants	130,347 shares	—	— shares

Total 1996 Stock Incentive Plan	362,813 shares	$4.93	— shares

2005 Stock Incentive Plan	209,824 shares	—	771,515 shares
2004 Non-employee Directors Plan	— shares	—	229,000 shares

Total for approved plans	572,637 shares	$3.12	1,000,515 shares

Equity compensation not pursuant to plan approved by security holders	3,123 shares	$7.12	— shares

Total for all plans	575,760 shares	$3.14	1,000,515 shares

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

The information concerning stock ownership by directors, executive officers and shareholders beneficially owning more than five percent of the Company’s common stock, which is set forth under the caption “Beneficial Ownership of Common Stock” in the Proxy Statement for the 2007 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning securities authorized for issuance under equity compensation plans required by this Item, pursuant to Item 201(d) of Regulation S-K, is incorporated by reference to the Company’s Proxy Statement under the heading “Equity Compensation Plans Information.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information with respect to certain transactions with management of the Company, which is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement for the 2007 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to certain principal accountant fees and services, which is set forth under the caption “Independent Registered Public Accounting Firm” in the Proxy Statement for the 2007 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning pre-approval policies for audit and non-audit services required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.”

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this report:

1.	Financial statements: The Company’s financial statements and related information are hereby incorporated by reference to pages 18 to 36 of the Company’s Annual Report filed as Exhibit 13.1 to this Form 10-K.

2.	Financial statement schedules: All schedules are omitted, as the required information is inapplicable or the information is presented in financial statements or related notes thereto.

3.	Exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K are as follows:

Exhibit No.	Description
3.1	Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated herein by reference to Exhibit 1 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

3.2	Bylaws of Optical Cable Corporation, as amended (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.1	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.2	Rights Agreement dated as of November 2, 2001 (incorporated herein by reference to Exhibit 4 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.3	Form of certificate representing preferred share purchase right (incorporated herein by reference to Exhibit 5 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.4	Warrant Agreement dated as of October 24, 2002 (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-3 filed with the Commission on February 11, 2003).

4.5	Form of warrant certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed with the Commission on February 11, 2003).

4.6	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $6,500,000 (Loan No. 156779). FILED HEREWITH.

4.7	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $2,000,000 (Loan No. 156833). FILED HEREWITH.

4.8	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $5,000,000 (Loan No. 156809). FILED HEREWITH.

4.9	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $2,000,000 (Loan No. 156833). FILED HEREWITH.

4.10	Credit Line Deed of Trust dated September 22, 2006 by and among Optical Cable Corporation as Grantor, John T. McCaleb and Catherine J. Hartman as Trustees, and Valley Bank as Lender. FILED HEREWITH.

4.11	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $6,500,000 (Loan No. 156779). FILED HEREWITH.

4.12	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $5,000,000 (Loan No. 156809). FILED HEREWITH.

10.1*	Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated by reference to Exhibit 10.1 to our Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.2*	Employment Agreement dated December 10, 2004 by and between Optical Cable Corporation and Tracy G. Smith (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2005 (file number 0-27022)).

10.3*	Employment Agreement by and between Optical Cable Corporation and Luke J. Huybrechts, effective November 1, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.5*	Optical Cable Corporation Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 1998 (file number 0-27022)).

10.6*	Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-8 No. 333-09733).

10.7*	Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.8*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.9*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.10*	Form of award agreement under the Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2004).

10.11*	Optical Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.12*	Form of time vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.13*	Form of stock performance vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.14*	Form of operational performance vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

11.1	Statement regarding computation of per share earnings (incorporated by reference to note 13 of the Notes to Financial Statements contained herein).

13.1	Annual Report. FILED HEREWITH.

23.1	Consent of Independent Registered Public Accounting Firm. FILED HEREWITH.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTICAL CABLE CORPORATION

Date: January 29, 2007	By:	/s/ NEIL D. WILKIN, JR.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: January 29, 2007	By:	/s/ TRACY G. SMITH
Tracy G. Smith
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of January 29, 2007.

Date: January 29, 2007	/s/ NEIL D. WILKIN, JR.
Neil D. Wilkin, Jr. Chairman of the Board of Directors, President and Chief Executive Officer

Date: January 29, 2007	/s/ LUKE J. HUYBRECHTS
Luke J. Huybrechts Senior Vice President of Operations and Director

Date: January 29, 2007	/s/ RANDALL H. FRAZIER
Randall H. Frazier Director

Date: January 29, 2007	/s/ JOHN M. HOLLAND
John M. Holland Director

Date: January 29, 2007	/s/ CRAIG H. WEBER
Craig H. Weber
Director

Date: January 29, 2007	/s/ JOHN B. WILLIAMSON, III
John B. Williamson, III
Director

Exhibit Index

Exhibit No.	Description
3.1	Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated herein by reference to Exhibit 1 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

3.2	Bylaws of Optical Cable Corporation, as amended (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.1	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.2	Rights Agreement dated as of November 2, 2001 (incorporated herein by reference to Exhibit 4 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.3	Form of certificate representing preferred share purchase right (incorporated herein by reference to Exhibit 5 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.4	Warrant Agreement dated as of October 24, 2002 (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-3 filed with the Commission on February 11, 2003).

4.5	Form of warrant certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed with the Commission on February 11, 2003).

4.6	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $6,500,000 (Loan No. 156779). FILED HEREWITH.

4.7	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $2,000,000 (Loan No. 156833). FILED HEREWITH.

4.8	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $5,000,000 (Loan No. 156809). FILED HEREWITH.

4.9	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $2,000,000 (Loan No. 156833). FILED HEREWITH.

4.10	Credit Line Deed of Trust dated September 22, 2006 by and among Optical Cable Corporation as Grantor, John T. McCaleb and Catherine J. Hartman as Trustees, and Valley Bank as Lender. FILED HEREWITH.
4.11	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $6,500,000 (Loan No. 156779). FILED HEREWITH.

4.12	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $5,000,000 (Loan No. 156809). FILED HEREWITH.

10.1*	Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated by reference to Exhibit 10.1 to our Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.2*	Employment Agreement dated December 10, 2004 by and between Optical Cable Corporation and Tracy G. Smith (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2005 (file number 0-27022)).

10.3*	Employment Agreement by and between Optical Cable Corporation and Luke J. Huybrechts, effective November 1, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.5*	Optical Cable Corporation Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 1998 (file number 0-27022)).

10.6*	Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-8 No. 333-09733).

10.7*	Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.8*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.9*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.10*	Form of award agreement under the Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2004).

10.11*	Optical Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.12*	Form of time vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.13*	Form of stock performance vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.14*	Form of operational performance vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

11.1	Statement regarding computation of per share earnings (incorporated by reference to note 13 of the Notes to Financial Statements contained herein).

13.1	Annual Report. FILED HEREWITH.

23.1	Consent of Independent Registered Public Accounting Firm. FILED HEREWITH.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.