Form 10-Q
period 2007-01-31
OPTICAL CABLE CORP
filed 2007-03-19
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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

As of March 1, 2007, 6,001,888 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Three Months Ended January 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

OPTICAL CABLE CORPORATION

Condensed Balance Sheets

(Unaudited)

	January 31, 2007	October 31, 2006
Assets
Current assets:
Cash and cash equivalents	$1,889,385	555,272
Trade accounts receivable, net of allowance for doubtful accounts of $179,272 at January 31, 2007 and $238,455 at October 31, 2006	5,885,643	8,296,996
Other receivables	128,209	115,824
Inventories	8,463,333	8,614,871
Prepaid expenses and other assets	422,603	545,057
Deferred income taxes	602,832	619,047

Total current assets	17,392,005	18,747,067

Property and equipment, net	13,532,113	13,650,007
Note receivable	2,689,457	2,244,182
Other assets, net	7,577	149,853

Total assets	$33,621,152	34,791,109

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$1,897,086	1,999,536
Accrued compensation and payroll taxes	760,142	761,585
Income taxes payable	433,270	553,989
Note payable to bank	—	990,724

Total current liabilities	3,090,498	4,305,834
Deferred income taxes—noncurrent	72,193	50,335

Total liabilities	3,162,691	4,356,169

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 6,001,690 shares at January 31, 2007 and 6,008,016 shares at October 31, 2006	2,839,324	2,670,343
Retained earnings	27,619,137	27,764,597

Total shareholders’ equity	30,458,461	30,434,940

Commitments and contingencies

Total liabilities and shareholders’ equity	$33,621,152	34,791,109

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended January 31,
	2007	2006
Net sales	$9,276,329	9,870,320
Cost of goods sold	6,007,104	6,573,945

Gross profit	3,269,225	3,296,375
Selling, general, and administrative expenses	3,487,016	3,651,847

Loss from operations	(217,791)	(355,472)

Other income (expense), net:
Interest income	12,010	14,666
Interest expense	(22,832)	—
Other, net	3,200	(1,475)

Other income (expense), net	(7,622)	13,191

Loss before income taxes	(225,413)	(342,281)
Income tax benefit	(79,953)	(122,768)

Net loss	$(145,460)	(219,513)

Net loss per share:
Basic and diluted	$(0.02)	(0.04)

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statement of Shareholders’ Equity

(Unaudited)

	Three Months Ended January 31, 2007
	Common Stock		Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balances at October 31, 2006	6,008,016	$2,670,343	27,764,597	30,434,940

Share-based compensation, net	(6,326)	168,981	—	168,981

Net loss	—	—	(145,460)	(145,460)

Balances at January 31, 2007	6,001,690	$2,839,324	27,619,137	30,458,461

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended January 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(145,460)	$(219,513)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	368,251	306,391
Bad debt recovery	(52,306)	(23,479)
Deferred income tax expense	38,073	55,079
Share-based compensation expense	168,981	124,348
(Increase) decrease in:
Trade accounts receivable	2,368,384	1,986,268
Other receivables	(12,385)	(139,716)
Inventories	151,538	(1,120,680)
Prepaid expenses	101,304	(61,565)
Other assets, net	136,376	140,051
Decrease in:
Accounts payable and accrued expenses	(93,082)	(432,421)
Accrued compensation and payroll taxes	(1,443)	(580,932)
Income taxes payable	(120,719)	(180,547)

Net cash provided by (used in) operating activities	2,907,512	(146,716)

Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment (232,675)	(538,786)
Note receivable	(350,000)	(230,000)

Net cash used in investing activities	(582,675)	(768,786)

Cash flows from financing activities:

Repayment of note payable to bank	(990,724)	—

Net cash used in financing activities	(990,724)	—

Net increase (decrease) in cash and cash equivalents	1,334,113	(915,502)

Cash and cash equivalents at beginning of period	555,272	3,290,133

Cash and cash equivalents at end of period	$1,889,385	$2,374,631

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2007

(Unaudited)

(1)	General

The accompanying unaudited condensed financial statements of Optical Cable Corporation (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2007 are not necessarily indicative of the results for the fiscal year ending October 31, 2007 because the following items, among other things, may impact those results: changes in market conditions, seasonality, changes in technology, competitive conditions, ability of management to execute its business plans, as well as other variables and contingencies set forth as risks in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006 or as otherwise identified in other filings by the Company as risks possibly affecting future results. The unaudited condensed financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. For further information, refer to the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2006.

(2)	Stock Option Plan and Other Share-Based Compensation

Optical Cable Corporation uses stock incentives to increase the personal financial interest key employees have in the future success of the Company, thereby aligning their interests with those of the shareholders and strengthening their desire to remain with the Company.

The Company authorized and reserved 750,000 shares of common stock for issuance pursuant to the Optical Cable Corporation 1996 Stock Incentive Plan (the “1996 Plan”). The 1996 Plan was terminated in accordance with the terms of the plan document on March 1, 2006. Options outstanding under the 1996 Plan may continue to be exercised until such time that the options expire or are forfeited under the terms of individual awards. Restricted stock awards granted under the 1996 Plan will continue to vest unless otherwise forfeited under the terms of individual awards. No further awards will be made under the 1996 Plan.

In March of 2005, the Company’s shareholders approved the Optical Cable Corporation 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan is the successor of the 1996 Plan. The Company has authorized, reserved and registered 1,000,000 shares of common stock for issuance pursuant to the 2005 Plan. As of January 31, 2007, there were approximately 775,000 remaining shares available for grant under the 2005 Plan.

Share-based compensation expense (including the expense for both stock option awards granted prior to July 2002, and restricted stock awards) recognized in the condensed statements of operations for the three months ended January 31, 2007 and 2006 was $201,814 and $128,932, respectively. The total income tax benefit recognized in the condensed statements of operations for the three months ended January 31, 2007 and 2006 was $72,653 and $46,416, respectively.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2007

(Unaudited)

The estimated fair value of the Company’s share-based awards, less estimated forfeitures, is amortized over the awards’ vesting period on a straight-line basis.

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

Stock Options Assumptions
Volatility	80.88%
Dividend yields	—
Expected Term (in years)	3.96 - 6.31
Risk-free rate	5.14% - 5.58%

Stock option activity during the three months ended January 31, 2007 is as follows:

	Number of options	Weighted- average exercise price	Weighted - average remaining contractual term (in yrs)
Outstanding at October 31, 2006	235,589	$7.68	5.27
Forfeited	(6,752)	$7.20	—

Outstanding at January 31, 2007	228,837	$7.70	5.02

Exercisable at January 31, 2007	228,587	$7.70	5.02

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2007

(Unaudited)

Aggregate intrinsic value of options outstanding and options exercisable at January 31, 2007 was $2,750 and $2,613, respectively. Aggregate intrinsic value represents the positive difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $5.19 as of January 31, 2007, and the exercise price multiplied by the number of options outstanding.

As of January 31, 2007, there was approximately $1,000 of total unrecognized compensation cost related to unvested share-based compensation awards in the form of stock options granted to employees prior to July 2002 under the 1996 Plan. That cost is expected to be recognized in the second fiscal quarter of 2007. As of January 31, 2007, the maximum amount of compensation cost related to unvested equity-based compensation awards in the form of service-based, market condition-based, and operational performance-based shares that the Company will have to recognize over a 3.1 year weighted-average period is $1.6 million.

The Company had granted restricted stock awards under the 1996 Plan. A portion of the restricted stock awards granted under the 1996 Plan vest based on the passage of time and the remainder vest over time if certain performance criteria are met. The Company records compensation expense ratably over the vesting periods equal to the number of shares multiplied by the closing price of the Company’s common stock on the date of grant. The Compensation Committee of the Board of Directors approved restricted stock awards under the 1996 Plan in December 2004 and 2003 in the amount of 191,000 and 149,000 shares, respectively.

The Company has granted, and anticipates granting from time to time, restricted stock awards under the 2005 Plan pursuant to approval by the Compensation Committee of the Board of Directors. A portion of the restricted stock awards granted under the 2005 Plan vest based on the passage of time and the remainder vest over time if certain market condition-based or operational performance-based criteria are met. Failure to meet the criteria required for vesting—whether for the market condition-based shares or for the operational performance-based shares—will result in a portion or all of the shares being forfeited. The Company recognizes expense on the service-based and market condition-based shares each quarter based on the actual number of shares vested during the quarter multiplied by the grant date fair value. The Company recognizes expense on the operational performance-based shares each quarter using an estimate of the shares expected to vest multiplied by the closing price of the Company’s common stock on the date of grant. U.S. generally accepted accounting principles requires that any previously recognized compensation cost shall not be reversed if the shares are forfeited as a result of not meeting the market condition. The Compensation Committee of the Board of Directors approved restricted stock awards under the 2005 Plan in January and July 2006 in the amount of 220,000 and 10,000 shares, respectively.

The Company recorded total compensation expense related to its restricted stock awards totaling $174,456 and $110,142 during the quarters ended January 31, 2007 and 2006, respectively.

Restricted stock award activity during the three months ended January 31, 2007 consisted of 6,326 shares withheld for taxes.

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not typically bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2007

(Unaudited)

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

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the three months ended January 31, 2007 and 2006 follows:

	Three Months Ended January 31
	2007	2006
Balance at beginning of period	$238,455	454,550
Bad debt expense (recovery)	(52,306)	(23,479)
Losses charged to allowance	(7,350)	—
Recoveries added to allowance	473	1,149

Balance at end of period	$179,272	432,220

A prior distributor for the Company filed for protection from its creditors under bankruptcy laws in January 2001. The Company recognized recoveries totaling $20,400 from the bankrupt estate of this prior distributor during the year ended October 31, 2006 and may recover additional amounts in the future. Subsequent recoveries, if any, from the bankrupt estate of the distributor will be recognized when payment is received, in accordance with U.S. generally accepted accounting principles.

(4)	Inventories

Inventories as of January 31, 2007 and October 31, 2006 consist of the following:

	January 31, 2007	October 31, 2006
Finished goods	$3,009,065	3,604,021
Work in process	1,636,262	1,583,952
Raw materials	3,636,926	3,248,907
Production supplies	181,080	177,991

	$8,463,333	8,614,871

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2007

(Unaudited)

(5)	Note Receivable

On April 22, 2005, the Company agreed to extend a loan to a start-up connector company, Applied Optical Systems, Inc., (the “Borrower”), specializing in the design, manufacture and sale of connectors and cable assemblies for certain niche markets. The Borrower offers complementary products to the Company’s product offering and is still in the development stage. As a development stage company, the Borrower currently has limited revenues and assets and is incurring net losses. As of January 31, 2007, total assets of the Borrower, based on unaudited financial information, was equivalent to approximately 4.8% of the Company’s total assets. Total revenue of the Borrower, based on unaudited financial information, was equivalent to approximately 9.6% of the Company’s net sales for the three month period ended January 31, 2007.

This loan, and the related transactions described further herein, is part of a strategy designed to provide the Company with an option to expand its product line offering in certain market niches in which the Company currently sells its fiber optic cable products and to preserve channels to market for the Company’s existing product line offering in those market niches over the longer term.

The loan agreement, as amended through January 31, 2007, provides that the maximum aggregate principal amount that may be advanced to the Borrower is $2,800,000. The Board of Directors has also authorized an additional $500,000 in advances, for a total of $3.3 million. It is expected that further amendment(s) will be made to the loan agreement and other ancillary documents to allow the Company to advance up to the additional amounts approved by the Board of Directors should the Company choose to do so. Through January 31, 2007, the Company has advanced a total of $2,747,159, net (including accrued interest and accounts receivable from product sales) to the Borrower. The note receivable, which matures July 31, 2008, is collateralized by all of the Borrower’s tangible and intangible property and bears interest at six percent (6%) per annum. Two of the founders of the Borrower have also personally guaranteed amounts up to two-thirds of the principal balance outstanding on the note receivable plus two-thirds of any accrued interest related to the note receivable. In connection with the loan, the Company was issued a warrant by the Borrower which, as amended, gives the Company the right to purchase a fifty-six percent (56%) equity interest in the Borrower on a fully diluted, as converted basis, for a purchase price of $1,500,000. In addition, the Company was granted the right to purchase all other outstanding equity of the Borrower at various times from 2009 through 2012, at a fixed multiple of trailing earnings before interest and taxes (EBIT), conditioned upon the Company’s exercise of the warrant or the Borrower’s failure to repay the loan when due. The note receivable is callable by the Company at any time. The Company’s rights under the warrant terminate if the warrant is not exercised prior to the expiration date. Subsequent to January 31, 2007, the Company made additional advances to the Borrower totaling $25,000, net of repayments.

The Company sold fiber optic cables to the Borrower totaling $101,890 during the three months ended January 31, 2007 and $231,685 for fiscal year 2006. During the three months ended January 31, 2007, the Borrower sold product to the Company totaling $6,615. The Company has included $95,275 related to the sale of product to the Borrower in note receivable in the accompanying condensed balance sheet as of January 31, 2007.

The Company recorded interest income related to the loan totaling $32,874 during fiscal year 2006, all of which is included in note receivable in the accompanying condensed balance sheet as of January 31, 2007.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2007

(Unaudited)

(6)	Product Warranties

The Company generally warrants its products against certain manufacturing and other defects in material and workmanship. These product warranties are provided for specific periods of time and are applicable assuming the product has not been subjected to misuse, improper installation, negligence or shipping damage. As of January 31, 2007 and October 31, 2006 the Company’s accrual for estimated product warranty claims totaled $50,000 and $75,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense includes the costs to investigate claims and potential claims, and the costs to replace and/or repair product pursuant to claims, which in certain cases can include claims not deemed valid by the Company. The accrued product warranty costs are based primarily on historical experience of actual warranty claims and costs as well as current information with respect to potential warranty claims and costs. Warranty claims recovery for the three months ended January 31, 2007 totaled $15,786. Warranty claims expense for the three months ended January 31, 2006 totaled $28,748.

The following table summarizes the changes in the Company’s accrual for product warranties during the three months ended January 31, 2007 and 2006:

	Three Months Ended January 31
	2007	2006
Balance at beginning of period	$75,000	100,000
Liabilities accrued for warranties issued during the period	15,440	37,724
Warranty claims and costs paid during the period	(9,214)	(28,748)
Changes in liability for pre-existing warranties during the period	(31,226)	(8,976)

Balance at end of period	$50,000	100,000

(7)	Warrants

During fiscal year 2003, the Company issued 250,000 warrants to class members defined in a consolidated class action lawsuit by the claims administrator for the class members in connection with shareholder litigation arising from actions of the Company’s former chief executive officer. The warrants were issued in accordance with a settlement agreement approved by the United States District Court for the Western District of Virginia on September 23, 2002. Each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $4.88 per share. The warrants will expire October 24, 2007. The total number of warrants to be issued in accordance with the settlement agreement, 250,000 warrants, has been issued by the Company. There were 234,205 warrants outstanding as of January 31, 2007 and October 31, 2006.

(8)	Note Payable to Bank

New Credit Facility

On September 25, 2006, the Company established revolving credit facilities with Valley Bank. The credit facilities with Valley Bank provide a working capital line of credit (the “Working Capital Facility”), a machinery and equipment line of credit (the “Machinery and Equipment Facility”) and a real estate term loan (the “Real Estate Loan”), and together replaced the Company’s former credit facility with Wachovia Bank, National Association (“Wachovia”). The Working Capital Facility, the Machinery

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2007

(Unaudited)

and Equipment Facility and the Real Estate Loan together provide the Company with an aggregate maximum of $13.5 million in available credit, less any borrowings. As of January 31, 2007, the Company had approximately $11.9 million unused and available.

The Working Capital Facility provides up to $5 million for the Company’s working capital needs and bears interest at LIBOR plus 2.15%, which equates to a facility rate of 7.47% as of January 31, 2007. The Working Capital Facility provides a lower interest rate option if the Company maintains specified depository limits with Valley Bank. The Company can borrow up to 85% of the Company’s eligible accounts receivable under the Working Capital Facility. As of January 31, 2007, the Company had no outstanding borrowings under the Working Capital Facility.

The Machinery and Equipment Facility provides up to $2 million for machinery and equipment purchases and also bears interest at LIBOR plus 2.15%, which equates to a facility rate of 7.47% as of January 31, 2007. Both the Machinery and Equipment Facility and the Working Capital Facility are secured by the Company’s accounts receivable, inventory, furniture, fixtures and equipment and proceeds and are payable on demand with 60 days prior written notice, provided that the Company is not in default. If not sooner demanded, the Working Capital Facility and the Machinery and Equipment Facility expire on February 28, 2008. As of January 31, 2007, the Company had no outstanding borrowings under the Machinery and Equipment Facility.

The Company may also borrow up to $6.5 million under the terms of the Real Estate Loan. The advances under the Real Estate Loan may be made at any time within one year of closing. Furthermore, to the extent the Company has borrowings under the Real Estate Loan, principal and interest payments will be calculated monthly, based on a 25 year amortization. The unpaid balance, if any, on any advances under the Real Estate Loan will be due October 1, 2011. Payments on the Real Estate Loan will be for interest only for the period from November 1, 2006 through October 1, 2007. Thereafter, through October 1, 2011 payments of both principal and interest will be due monthly. The Real Estate Loan bears interest at a fixed rate of 7.50% for 5 years and is secured by a first deed of trust on the Company’s real property. As of January 31, 2007, the Company had no outstanding borrowings under the Real Estate Loan.

In connection with obtaining the Valley Bank credit facilities, the Company incurred various costs. These financing costs, net of amortization, were deferred and are included in prepaid expenses and other assets on the condensed balance sheet. The deferred financing costs associated with the new credit facilities with Valley Bank are being amortized to interest expense using the straight-line method, which approximates the effective interest method, over periods not greater than the minimum expected terms of the loan agreements. The deferred financing costs, net as of January 31, 2007 and October 31, 2006 totaled $72,241 and $93,062, respectively, and are included in prepaid expense and other assets on the accompanying condensed balance sheets.

Former Credit Facility

Prior to September 25, 2006, the Company had a revolving credit facility with Wachovia. The initial term of the Wachovia loan agreement expired in April 2005 and was automatically extended through April 2006 pursuant to the terms of the original agreement. Effective March 31, 2006, the Company and Wachovia agreed to amend and restate the terms of the financing,

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2007

(Unaudited)

extending the Wachovia loan agreement until April 17, 2008. However, the Company terminated its credit facility with Wachovia early in conjunction with the establishment of the Company’s new credit facilities with Valley Bank. The Wachovia credit facility bore interest at one-half of one percent (0.50%) per annum above the prime rate.

(9)	Net Loss Per Share

Basic net loss per share excludes dilution and is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net loss of the Company.

The following is a reconciliation of the numerators and denominators of the net loss per share computations for the periods presented:

Three months ended January 31, 2007	Net loss (Numerator)	Shares (Denominator)	Per share amount
Basic net loss per share	$(145,460)	6,008,016	$(0.02)

Effect of dilutive stock options and warrants	—	—

Diluted net loss per share	$(145,460)	6,008,016	$(0.02)

Three months ended January 31, 2006	Net loss (Numerator)	Shares (Denominator)	Per share amount
Basic net loss per share	$(219,513)	5,808,148	$(0.04)

Effect of dilutive stock options and warrants	—	—

Diluted net loss per share	$(219,513)	5,808,148	$(0.04)

Otherwise dilutive securities, including stock options and warrants, to acquire approximately 144 shares and 41,000 shares, respectively, net of assumed proceeds based on exercise price, and with an exercise price less than the stock price as of the three months ended January 31, 2007 and 2006, were excluded from the computation of diluted net loss per share for the three months ended January 31, 2007 and 2006 because their effect would have been antidilutive.

Stock options that could potentially dilute net income (loss) per share in the future that were not included in the computation of diluted net loss per share (because to do so would have been antidilutive for the periods presented) totaled 458,043 and 307,922 for the three months ended January 31, 2007 and 2006, respectively.

(10)	Segment Information and Business and Credit Concentrations

The Company has a single reportable segment for purposes of segment reporting.

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2007

(Unaudited)

number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of January 31, 2007 and October 31, 2006 have been adequately provided for in the condensed financial statements.

For the three months ended January 31, 2007 and 2006, 14.1% and 15.0%, respectively, of net sales were attributable to one major domestic distributor. No other single customer accounted for more than 10% of net sales during the three months ended January 31, 2007 or 2006. For the three months ended January 31, 2007 and 2006, approximately 73% and 76%, respectively, of net sales were from customers located in the United States, and approximately 27% and 24%, respectively, were from customers outside of the United States.

(11)	Contingencies

From time to time, the Company is involved in various claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

(12)	New Accounting Standards

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principal unless it is not practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have any effect on the Company’s financial position, results of operations or liquidity.

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 (“FSP 123(R)-3”), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP 123(R)-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123(R). The Company did not benefit from the elective alternative transition method provided under FSP 123(R)-3, and therefore, did not make the one-time election for the alternative method.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for financial statements issued for fiscal years ending after November 15, 2006. The adoption of this interpretation did not have any effect on the Company’s financial position, results of operations or liquidity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to risks and uncertainties that may cause actual events to differ materially from our expectations. Factors that could cause or contribute to such differences include, but are not limited to, the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate and/or government spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber); our dependence on a single manufacturing facility; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing; our dependence on a limited number of suppliers; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in regulatory reviews and audits and potential regulatory reviews and audits; further adverse changes in laws and regulations associated with the extraterritorial income exclusion; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences of competing technologies, including copper cable and wireless, relative to fiber optic cable; economic conditions that affect the telecommunications sector, certain technology sectors or the economy as a whole; terrorist attacks or acts of war, and any potential future military conflicts; changes in the level of military spending by the United States government; ability to retain key personnel; our ability to successfully implement planned changes to our information technology systems and manufacturing processes; the impact of changes in accounting policies, including those by the Securities and Exchange Commission and the Public Company Accounting Oversight Board; our ability to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, and/or making investments in or with, parties that compete with and/or have conflicts with customers of ours; adverse reactions by customers, vendors or other service providers to unsolicited proposals regarding the acquisition of us by another company; the additional costs of considering and possibly defending our position on such unsolicited proposals regarding the acquisition of us by another company; impact of weather or natural disasters in the areas of the world in which we operate and market our products; changes in market demand, exchange rates, productivity, or market and economic conditions in the areas of the world in which we operate and market our products, and our success in managing the risks involved in the foregoing.

We caution readers that the foregoing list of important factors is not exclusive and we incorporate by reference those factors included in current reports on Form 8-K.

Dollar amounts presented in the following discussion have been rounded to the nearest hundred thousand, unless the amounts are less than one million, in which case the amounts have been rounded to the nearest thousand.

Summary of Company Performance for First Quarter 2007

Net sales decreased 6% during the first quarter of our 2007 fiscal year when compared to the same period last year. At the same time, gross profit margin, or gross profit as a percentage of net sales, increased to 35.2% during the first quarter of fiscal 2007, compared to 33.4% during the same period last year. We reported a net loss of $145,000 during the first quarter of fiscal 2007, compared to $220,000 for the comparable period last year.

During the first quarter of our 2007 fiscal year, our decrease in net sales was mostly attributable to weakness in our commercial market compared to the same period last year. Net sales in certain of our specialty markets increased during the first quarter compared to last year, offset by decreases in certain other specialty markets. We believe our net sales results reflect a temporary weakness in the enterprise fiber optic cable markets, the timing of projects and other factors affecting short-term product demand (including likely seasonality effects), and does not reflect a general trend. During the first quarter of fiscal year 2007, our manufacturing lead times decreased and our manufacturing efficiencies increased compared to the first quarter of 2006. We believe these improvements are a result of the identification and correction of certain issues, in part related to the implementation of process and system changes in connection with our new enterprise resource planning (“ERP”) system and other initiatives. As a result of the correction of these issues, we believe we are well positioned to support increased net sales – as we saw during our fourth quarter of fiscal year 2006 when we recognized $12.6 million in net sales – as market conditions improve. Despite lower net sales during the first quarter of fiscal year 2007, we experienced improved gross profit margins compared to the comparable period last year, which we believe reflect our improved manufacturing lead times and efficiencies.

Although we reported a net loss for the first quarter of 2007, we repaid the note payable to bank of $991,000 that existed at the end of our 2006 fiscal year, made capital expenditures of $233,000 and continued other investing activities, described further herein, all without using our credit facility for working capital. As of January 31, 2007, we had a positive cash balance and no outstanding balance on our credit facilities.

Overview of Optical Cable Corporation

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

We sell our products internationally and domestically through our sales force to our customers, which include major distributors, regional distributors, various smaller distributors, original equipment manufacturers and value added resellers. Net sales to customers located outside of the United States were 27% and 24% for the three months ended January 31, 2007 and 2006, respectively. Substantially all of our sales to customers located outside of the United States are denominated in U.S. dollars. We can experience fluctuations in the percentage of net sales to customers outside of the United States from period to period based on the timing of large orders, coupled with the impact of increases or decreases in sales to customers located in the United States.

Net sales consist of gross sales of products less discounts, refunds and returns. Revenue is recognized at the time of product shipment or delivery to the customer (including distributors) provided that the customer takes ownership and assumes risk of loss, based on shipping terms. During the first quarters of fiscal years 2007 and 2006, 14.1% and 15.0%, respectively, of our net sales were attributable to one major domestic distributor. No other single customer accounted for more than 10% of our net sales during the first quarter of fiscal year 2007 or 2006.

A significant percentage of the selling price of our fiber optic cable is based on the cost of raw materials used. Single-mode fiber is less expensive than multimode fiber, and consequently single-mode fiber optic cables have a lower per unit selling price than comparable multimode fiber optic cables. We believe that while the long-haul, metropolitan, access and fiber-to-the-premises (FTTX) markets are predominantly the users of single-mode fiber optic cable, that increasingly, single-mode fiber optic cable is also being used for short- to moderate-distance installations where higher bandwidth is required. However, any trend toward the use of single-mode fiber optic cables in such short- to moderate-distance installations may be slowed to the extent that 50 micron 10 gigabit multimode fiber optic cables are used to satisfy current bandwidth demands. To the extent that our sales mix shifts toward single-mode cables, we will have to increase the volume of product sold to maintain our current level of net sales.

Cable containing multimode fiber is generally used for communications over shorter distances where the higher bandwidth capacity and the higher transmission equipment cost of single-mode fiber is not required. Cable containing single-mode fiber is generally used for communications over longer distances and where higher bandwidth capacity is required.

Cost of goods sold consists of the cost of materials, product warranty costs and compensation costs, and overhead and other costs related to our manufacturing operations. The largest percentage of costs included in cost of goods sold is attributable to costs of materials.

Selling, general and administrative expenses (“SG&A expenses”) consist of the compensation costs for sales and marketing personnel, shipping costs, trade show expenses, customer support expenses, travel expenses, advertising, bad debt expense, the compensation cost for administration and management personnel, legal and accounting fees, costs incurred to settle litigation or claims and other actions against us, and other costs associated with our operations.

Other income (expense), net consists of interest income, interest expense and other miscellaneous income and expense items not directly attributable to our operations.

Results of Operations

The following table sets forth and highlights fluctuations in selected line items from our condensed statements of operations for the periods indicated:

	Three Months Ended January 31
	2007	2006	Percent Change
Net sales	$9,300,000	9,900,000	(6.0)%
Gross profit	3,300,000	3,300,000	(0.8)
SG&A expenses	3,500,000	3,700,000	(4.5)
Net loss	(145,000)	(220,000)	33.7

Net Sales

Net sales decreased 6.0% to $9.3 million for the first quarter of fiscal year 2007 from $9.9 million for the same period in 2006. We do not believe the decrease in net sales we experienced in the first quarter of fiscal year 2007 is indicative of a trend. Net sales to customers located outside of the United States continued to show substantial strength in the first quarter of fiscal year 2007, increasing 6.6% compared to the same period last year, while net sales to customers located in the United States decreased 10.0%.

Our decrease in net sales during the first quarter of 2007 was mostly attributable to weakness in our commercial market compared to the same period last year. Net sales in certain of our specialty markets increased during the first quarter compared to last year, offset by decreases in certain other specialty markets. We believe our net sales results reflect a temporary weakness in the enterprise fiber optic cable markets, the timing of projects, and other factors affecting short-term product demand (including likely seasonality effects), and does not reflect a general trend.

Generally, we believe our net sales can be impacted by seasonality factors. We typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year. This pattern may be substantially altered by the timing of larger projects or other economic factors impacting our industry or impacting the industries of our customers and end-users. As a result, while we believe seasonality may be a factor that impacts our quarterly net sales results, we are not able to reliably predict net sales based on seasonality because these other factors can also substantially impact our net sales patterns during the year. We believe net sales results experienced in the first quarter of fiscal year 2007 indicate that net sales were impacted by seasonality factors.

Gross Profit

Gross profit margin, or gross profit as a percentage of net sales, increased to 35.2% in the first quarter of 2007 from 33.4% in the first quarter of 2006. As a result, during the first quarters of both our 2007 and 2006 fiscal years, gross profit remained fairly consistent at $3.3 million, with a minimal decrease of $27,000 in the first quarter of fiscal 2007 compared to the same period last year.

During the first quarter of fiscal year 2007, our manufacturing lead times decreased and our manufacturing efficiencies increased compared to the first quarter of 2006. We believe these improvements are a result of the identification and correction of certain issues, in part related to the implementation of process and system changes in connection with our new enterprise resource planning (“ERP”) system and other initiatives. As a result, we experienced improved gross profit margins compared to the comparable period last year, which we believe reflect our improved manufacturing lead times and efficiencies.

Selling, General, and Administrative Expenses

SG&A expenses decreased 4.5% to $3.5 million in the first quarter of 2007 from $3.7 million for the same period last year. SG&A expenses as a percentage of net sales were 37.6% in the first quarter of 2007 compared to 37.0% in the first quarter of 2006.

The decrease in SG&A expenses during the first quarter of fiscal year 2007 compared to the same period last year was primarily due to decreased employee compensation costs and decreased shipping costs, partially offset by increases in legal and professional fees.

Compensation costs have decreased when comparing the first quarter of fiscal year 2007 to the comparable period in fiscal year 2006 largely as a result of decreases in commissions as net sales have decreased and decreases in employee incentives due to the fact that our financial results during the first quarter of 2007 were less favorable than planned. The decrease in shipping costs resulted from decreased net sales and targeted efforts to reduce shipping costs.

Other Income (Expense), Net

We recognized other expense, net in the first quarter of fiscal year 2007 of $8,000 compared to other income, net of $13,000 in the first quarter of fiscal year 2006. Other expense, net is comprised of interest income, interest expense and other miscellaneous items.

Loss Before Income Taxes

We reported a loss before income tax benefit of $225,000 for the first quarter of fiscal year 2007 compared to $342,000 for the first quarter of fiscal year 2006. This decrease was primarily due to the decrease in SG&A expenses of $165,000 in the first quarter of fiscal year 2007 compared to the same period in 2006.

Income Tax Benefit

Income tax benefit totaled $80,000 in the first quarter of fiscal year 2007 compared to $123,000 for the same period in fiscal year 2006. Our effective tax rate for the first quarter of fiscal year 2007 was 35.5% compared to 35.9% for the first quarter of fiscal year 2006. Generally, fluctuations in our effective tax rates are primarily due to the amount and timing of various tax deductions and benefits, including our Extraterritorial Income Exclusion (“EIE”), which exempts from federal income taxation a portion of the net profit realized from sales outside the United States of products manufactured in the United States. The EIE is calculated by a complex analysis of all export sales and profits for the year. Fluctuations in the ratio of export sales and profitability to total sales and profitability create changes in the EIE. Additionally, the EIE benefit continues to be phased out as a result of The American Jobs Creation Act of 2004 (the “Jobs Act”). The Jobs Act generally repeals the EIE regime for transactions after December 31, 2004. The Jobs Act continues to extend EIE benefits at a reduced rate for two additional years, and continues EIE benefits indefinitely for transactions pursuant to a binding contract in effect on September 17, 2003. As passed, the Jobs Act provides transition relief by allowing taxpayers to retain a portion of their otherwise-applicable EIE benefits: 100% for transactions during calendar year 2004, 80% for transactions during calendar year 2005 and 60% for transactions during calendar year 2006. At the same time, the Jobs Act allows for a new deduction based on qualified domestic production activities.

Although the EIE was phased out in calendar year 2006, we continued to realize a benefit from the EIE in the first quarter of our 2007 fiscal year (specifically in November and December of 2006)—a benefit that was positively impacted by the increase in net sales to customers outside of the United States during the first quarter of fiscal 2007. The beneficial impact of the new deduction under the Jobs Act also favorably impacted our effective tax rate in the first quarter of fiscal 2007 when compared to the same period last year.

Net Loss

Net loss for the first quarter of 2007 was $145,000 compared to $220,000 for the first quarter of fiscal year 2006. The decrease was due primarily to the decrease in the loss before taxes experienced in the first quarter of 2007 compared to the same period last year, partially offset by the decrease in the tax benefit in the first quarter of 2007 compared to in the same period last year.

Financial Condition

Total assets decreased $1.2 million, or 3.4%, to $33.6 million at January 31, 2007, from $34.8 million at October 31, 2006. This decrease was primarily due to a $2.4 million decrease in accounts receivable, net largely resulting from the decrease in net sales in the first quarter of 2007 when compared to the fourth quarter of 2006. The decrease in accounts receivable, net was partially offset by a $1.3 million increase in cash and cash equivalents. Further detail regarding the increase in cash is provided in our discussion of “Liquidity and Capital Resources.”

Total liabilities decreased $1.2 million, or 27.4%, to $3.2 million at January 31, 2007, from $4.4 million at October 31, 2006. This decrease was primarily due to a $991,000 decrease in note payable to bank, resulting from the repayment in the first quarter of fiscal year 2007 of outstanding borrowings on our bank line of credit.

Total shareholders’ equity at January 31, 2007 increased $24,000 in the first quarter of fiscal year 2007. The increase resulted from the impact of share-based compensation totaling $169,000, partially offset by a net loss of $145,000.

Liquidity and Capital Resources

Our primary capital needs during the first quarter of 2007 have been to fund working capital requirements, repayment of the note payable to our bank, capital expenditures, and advances to a start-up connector company described further herein. Our primary source of capital for these purposes has been existing cash and cash equivalents and cash provided by operations. As of January 31, 2007, we had no outstanding balance under our bank line of credit. As of October 31, 2006, we had an outstanding loan balance of $991,000 under our bank line of credit.

Our cash totaled $1.9 million as of January 31, 2007, an increase of $1.3 million, compared to $555,000 as of October 31, 2006. The increase in cash for the quarter ended January 31, 2007 primarily resulted from net cash provided by operating activities of $2.9 million, partially offset by capital expenditures totaling $233,000, advances under a note receivable (described further herein) totaling $350,000, and the repayment of our outstanding borrowings under our bank line of credit totaling $991,000.

On January 31, 2007, we had working capital of $14.3 million compared to $14.4 million on October 31, 2006. The ratio of current assets to current liabilities as of January 31, 2007, was 5.6 to 1, compared to 4.4 to 1 as of October 31, 2006. The slight decrease in working capital when comparing the periods was primarily caused by the $2.4 million decrease in accounts receivable, net, partially offset by the $1.3 million increase in cash and the $991,000 decrease in note payable.

Net cash provided by operating activities was $2.9 million in the first quarter of 2007, compared to net cash used in operating activities of $147,000 in the first quarter of 2006. Net cash provided by operating activities during the first quarter of fiscal year 2007 primarily resulted from certain adjustments to reconcile net loss to net cash provided by operating activities, including depreciation and amortization of $368,000 and share-based compensation expense of $169,000. Additionally, a decrease in accounts receivable in the amount of $2.4 million and a decrease in inventories totaling $152,000, further contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by a net loss totaling $145,000. Net cash used in operating activities was $147,000 during the first quarter of 2006 and primarily resulted from an increase in inventories in the amount of $1.1 million, and a decrease in accounts payable and accrued expenses, including accrued compensation and payroll taxes totaling $1.0 million, partially offset by adjustments to reconcile net loss to net cash used in operating activities, including depreciation and amortization of $306,000 and a decrease in trade accounts receivable of $2.0 million.

Net cash used in investing activities totaled $583,000 and $769,000 in the first quarters of fiscal years 2007 and 2006, respectively. Net cash used in investing activities during the first quarters of 2007 and 2006 resulted primarily from purchases of property and equipment and advances made to a start-up connector company described further herein.

On April 22, 2005, we agreed to extend a loan to a start-up connector company, Applied Optical Systems, Inc., (the “Borrower”), specializing in the design, manufacture and sale of connectors and cable assemblies for certain niche markets. The Borrower offers complementary products to our product offering and is still in the development stage. As a development stage company, the Borrower currently has limited revenues and assets and is incurring losses. As of January 31, 2007, total assets of the Borrower, based on unaudited financial information, was equivalent to approximately 4.8% of our total assets. Total revenues of the Borrower, based on unaudited financial information, was equivalent to approximately 9.6% of our net sales for the three months ended January 31, 2007.

This loan, and the related transactions described further herein, is part of a strategy designed to provide us with an option to expand our product line offering in certain market niches in which we currently sell our fiber optic cable products and to preserve channels to market for our existing product line offering in those market niches over the longer term.

The loan agreement, as amended through January 31, 2007, provides that the maximum aggregate principal amount that may be advanced to the Borrower is $2.8 million. The Board of Directors has also authorized an additional $500,000 in advances, for a total of $3.3 million. It is expected that further amendment(s) will be made to the loan agreement and other ancillary documents to allow us to advance up to the additional amounts approved by the Board of Directors should we choose to do so. Through January 31, 2007, we advanced a total of $2,747,159, net (including accrued interest and accounts receivable from product sales) to the Borrower. The note receivable, which matures July 31, 2008, is collateralized by all of the Borrower’s tangible and intangible property and bears interest at six percent (6%) per annum. Two of the founders of the Borrower have also personally guaranteed amounts up to two-thirds of the principal balance outstanding on the note receivable plus two-thirds of any accrued interest related to the note receivable. In connection with the loan, we were issued a warrant by the Borrower which, as amended, gives us the right to purchase a fifty-six percent (56%) equity interest in the Borrower on a fully diluted, as converted basis, for a purchase price of $1,500,000. In addition, we were granted the right to purchase all other outstanding equity of the Borrower at various times from 2009 through 2012, at a fixed multiple of trailing earnings before interest and taxes (EBIT), conditioned upon our exercise of the warrant or the Borrower’s failure to repay the loan when due. The note receivable is callable by us at any time. Our rights under the warrant terminate if the warrant is not exercised prior to the expiration date. Subsequent to January 31, 2007, we made additional advances to the Borrower totaling $25,000, net of repayments.

Net cash used in financing activities totaled $991,000 for the three months ended January 31, 2007 and resulted from the repayment of a note payable to our bank under our line of credit. There were no cash flows from financing activities in the first quarter of fiscal year 2006.

On September 25, 2006, we closed on revolving credit facilities with Valley Bank. The credit facilities with Valley Bank provide a working capital line of credit (the “Working Capital Facility”), a machinery and equipment line of credit (the “Machinery and Equipment Facility”) and a real estate term loan (the “Real Estate Loan”), and together replaced our former credit facility with Wachovia Bank, National Association (“Wachovia”). The Working Capital Facility, the Machinery and Equipment Facility and the Real Estate Loan together provide us with an aggregate maximum of $13.5 million in available credit, less any borrowings. As of January 31, 2007, we had approximately $11.9 million unused and available.

The Working Capital Facility provides up to $5 million for our working capital needs and bears interest at LIBOR plus 2.15%, which equates to a facility rate of 7.47% as of January 31, 2007. The Working Capital Facility provides a lower interest rate option if we maintain specified depository limits with Valley Bank. We can borrow up to 85% of our eligible accounts receivable under the Working Capital Facility. As of January 31, 2007, we had no outstanding borrowings under the Working Capital Facility.

The Machinery and Equipment Facility provides up to $2 million for machinery and equipment purchases and also bears interest at LIBOR plus 2.15%, which equates to a facility rate of 7.47% as of January 31, 2007. Both the Machinery and Equipment Facility and the Working Capital Facility are secured by our accounts receivable, inventory, furniture, fixtures and equipment and proceeds and are payable on demand with 60 days prior written notice, provided that we are not in default. If not sooner demanded, the Working Capital Facility and the Machinery and Equipment Facility expire on February 28, 2008. As of January 31, 2007, we had no outstanding borrowings under the Machinery and Equipment Facility.

We may also borrow up to $6.5 million under the terms of the Real Estate Loan. The advances under the Real Estate Loan may be made at any time within one year of closing. Furthermore, to the extent we have borrowings under the Real Estate Loan, principal and interest payments will be calculated monthly, based on a 25 year amortization. The unpaid balance, if any, on any advances under the Real Estate Loan will be due October 1, 2011. Payments on the Real Estate Loan will be for interest only for the period from November 1, 2006 through October 1, 2007. Thereafter, through October 1, 2011 payments of both principal and interest will be due monthly. The Real Estate Loan bears interest at a fixed rate of 7.50% for 5 years and is secured by a first deed of trust on our real property. As of January 31, 2007, we had no outstanding borrowings under the Real Estate Loan.

Prior to September 25, 2006, we had a revolving credit facility with Wachovia. The initial term of the Wachovia loan agreement expired in April 2005 and was automatically extended through April 2006 pursuant to the terms of the original agreement. Effective March 31, 2006, an agreement was reached with Wachovia to amend and restate the terms of the financing, extending the Wachovia loan agreement until April 17, 2008. However, we terminated our credit facility with Wachovia early in conjunction with the closing of our new credit facilities with Valley Bank. The Wachovia credit facility bore interest at one-half of one percent (0.50%) per annum above the prime rate.

We believe that our cash flow from operations, our cash on hand and our existing credit facilities will be adequate to fund our operations for at least the next twelve months.

During fiscal year 2003, as part of a settlement agreement reached in September 2002, we issued 250,000 warrants to class members defined in a consolidated class action lawsuit by the claims administrator for the class members in connection with shareholder litigation arising from actions of our former chief executive officer. The warrants have an exercise price per share of $4.88. The warrants are exercisable for five years and will expire October 24, 2007. We have registered the shares issuable upon the exercise of the warrants under the Securities Act of 1933, as amended.

A prior distributor for us filed for protection from its creditors under bankruptcy laws in January 2001. We recognized recoveries totaling $20,000 from the bankrupt estate of this prior distributor during the year ended October 31, 2006 and may recover additional amounts in the future. Subsequent recoveries, if any, from the bankrupt estate of the distributor will be recognized when payment is received, in accordance with U.S. generally accepted accounting principles.

From time to time, we are involved in various claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Seasonality

Historically, net sales are relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year, which we believe may be partially due to construction cycles and budgetary considerations of our customers. For example, an average of approximately 45% of our net sales occurred during the first half of the fiscal year and an average of approximately 55% of our net sales occurred during the second half of the fiscal year for fiscal years 1996 through 2006, excluding fiscal years 2001 and 2002. Fiscal years 2001 and 2002 are excluded because we believe net sales did not follow this pattern due to overall economic conditions in the industry.

We believe our net sales have generally been impacted by seasonality factors where we typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year. This pattern may be substantially altered by the timing of larger projects or other economic factors impacting our industry or impacting the industries of our customers and end-users. As a result, while we believe seasonality may be a factor that impacts our quarterly net sales results, we are not able to reliably predict net sales based on seasonality because these other factors can also substantially impact our net sales patterns during the year.

Contractual Obligations and Commitments

As of January 31, 2007, we have no contractual obligations and commitments that will significantly impact our future liquidity.

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

Note 1 to the annual financial statements filed with our Annual Report on Form 10-K for fiscal year 2006 provides a summary of our significant accounting policies. The following are areas requiring significant judgments and estimates due to uncertainties as of the reporting date: revenue recognition, trade accounts receivable and the allowance for doubtful accounts, inventories, long-lived assets, and commitments and contingencies.

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

Future Accounting Considerations

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Although we will continue to evaluate the application of FIN 48, we do not currently believe adoption of this interpretation will have a material impact on our results of operations, financial position or liquidity.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of SFAS No. 157.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (SFAS 158) an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS No. 158 is effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. The adoption of the Statement is not expected to have any impact on our results of operations, financial position or liquidity as we do not have a defined benefit pension plan or other postretirement plans.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement will be effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 159.

As of March 1, 2007, there are no other new accounting standards issued, but not yet adopted by us, which are expected to be applicable to our financial position, operating results or financial statement disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of January 31, 2007, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 4.	Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2007. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and that there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended January 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There are a number of business risks and uncertainties that may adversely affect our financial condition, our results of operations, our liquidity, the trading price of our common shares, and the prospects regarding any of the foregoing—collectively, our business and its prospects. These risks and uncertainties could cause future results to differ from past performance or expected results, including results described in statements elsewhere in this report that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. The risks that we highlight below are NOT the only ones that we face. We discuss in this section some of the risk factors and uncertainties which we consider to be the most relevant to our specific activities and that we believe, if they actually occurred, could materially and adversely affect our business and its prospects. In addition to the risks and uncertainties included below, other risks and uncertainties include, but are not limited to, the additional risk factors included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Information.” Additionally, risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact our business and its prospects. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on our business and its prospects.

In addition to historical information, this Quarterly Report on Form 10-Q contains or may contain certain forward-looking statements, within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Generally, the words "will," "may," "should," "continue," "believes," "expects," "intends," "anticipates," "estimates" or similar expressions identify forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the risks and uncertainties identified below and the additional risk factors included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Information.” We will sometimes set forth examples to further describe a risk factor or otherwise elaborate on a point by using the word “including.” When we use the word including in this Quarterly Report on Form 10-Q or in any of our other disclosures, we always mean “including, but not limited to” rather than including all examples.

A decline in the demand for fiber optic cable generally or in certain applications or for tight buffered fiber optic cable specifically or in certain applications, in the markets we target may cause our sales to fall.

Fiber optic cable, specifically tight buffered fiber optic cable, accounts for almost all of our sales. As a result, any decline in the demand for fiber optic cable generally or tight buffered fiber optic cable specifically will likely adversely affect our business and its prospects, including causing our sales to fall, causing our share price to decline and limiting our future sales prospects. We focus on producing tight buffered fiber optic cable that is used to connect optical networking equipment in short- to moderate-distance applications, including the enterprise market, and to a lesser extent, the metropolitan and access markets. Our future growth is affected by the rate at which optical networking and related optical cabling are deployed in these markets. The desire of organizations to deploy fiber optic cabling depends on such factors as end-user demand for the increased bandwidth made possible by optical networks, as well as a lack of suitable alternative technologies. Additionally, any decline in the demand for fiber optic cable used in short- to moderate-distance applications, such as metropolitan, access and enterprise networks, will likely adversely affect our business and its prospects, including causing our sales to fall, limiting our prospects for the future sales and causing a decline in our share price. If alternative fiber optic cable constructions, such as loose-tube fiber optic cable, become more accepted as alternatives to tight buffered fiber optic cable construction in our target markets, then our business and its prospects could be adversely affected, including material decreases in our sales, adverse affects on our future prospects and potential, significant declines in our share price.

PART II. OTHER INFORMATION

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

PART II. OTHER INFORMATION

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

PART II. OTHER INFORMATION

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

OPTICAL CABLE CORPORATION (Registrant)

Date: March 19, 2007	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: March 19, 2007	/s/ Tracy G. Smith
Tracy G. Smith
Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
3.1	Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated herein by reference to Exhibit 1 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

3.2	Bylaws of Optical Cable Corporation, as amended (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.1	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.2	Rights Agreement dated as of November 2, 2001 (incorporated herein by reference to Exhibit 4 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.3	Form of certificate representing preferred share purchase right (incorporated herein by reference to Exhibit 5 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.4	Warrant Agreement dated as of October 24, 2002 (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the Commission on February 11, 2003).

4.5	Form of warrant certificate (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed with the Commission on February 11, 2003).

4.6	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $6,500,000 (Loan No. 156779) (incorporated herein by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.7	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $2,000,000 (Loan No. 156833) (incorporated herein by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.8	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $5,000,000 (Loan No. 156809) (incorporated herein by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.9	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $2,000,000 (Loan No. 156833) (incorporated herein by reference to Exhibit 4.9 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.10	Credit Line Deed of Trust dated September 22, 2006 between Optical Cable Corporation as Grantor, John T. McCaleb and Catherine J. Hartman as Trustees, and Valley Bank as Lender (incorporated herein by reference to Exhibit 4.10 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.11	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $6,500,000 (Loan No. 156779) (incorporated herein by reference to Exhibit 4.11 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.12	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $5,000,000 (Loan No. 156809) (incorporated herein by reference to Exhibit 4.12 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

10.1*	Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated herein by reference to Exhibit 10.1 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.2*	Employment Agreement dated December 10, 2004 by and between Optical Cable Corporation and Tracy G. Smith (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2005 (file number 0-27022)).

10.3*	Employment Agreement by and between Optical Cable Corporation and Luke J. Huybrechts effective November 1, 2002 (incorporated herein by reference to Exhibit 10.2 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.5*	Optical Cable Corporation Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 1998 (file number 0-27022)).

10.6*	Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-8 No. 333-09733).

10.7*	Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.8*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.9*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.10*	Form of award agreement under the Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company Annual Report on Form 10-K for the period ended October 31, 2004).

10.11*	Optical Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.12*	Form of time vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.13*	Form of stock performance vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.14*	Form of operational performance vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

11.1	Statement regarding computation of per share earnings (incorporated by reference to note 9 of the Condensed Notes to Condensed Financial Statements contained herein).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.