Form 10-Q
period 2007-04-30
OPTICAL CABLE CORP
filed 2007-06-14
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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

As of June 8, 2007, 6,203,869 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Six Months Ended April 30,2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

OPTICAL CABLE CORPORATION

Condensed Balance Sheets

(Unaudited)

	April 30, 2007	October 31, 2006
Assets

Current assets:
Cash and cash equivalents	$1,887,996	$555,272
Trade accounts receivable, net of allowance for doubtful accounts of $158,186 at April 30, 2007 and $238,455 at October 31, 2006	7,149,837	8,296,996
Other receivables	97,066	115,824
Inventories	7,081,446	8,614,871
Prepaid expenses and other assets	504,162	545,057
Deferred income taxes	641,088	619,047

Total current assets	17,361,595	18,747,067

Property and equipment, net	13,300,491	13,650,007
Note receivable	2,954,457	2,244,182
Other assets, net	7,577	149,853

Total assets	$33,624,120	$34,791,109

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$1,690,900	$1,999,536
Accrued compensation and payroll taxes	622,958	761,585
Income taxes payable	477,531	553,989
Note payable to bank	—	990,724

Total current liabilities	2,791,389	4,305,834

Deferred income taxes - noncurrent	73,564	50,335

Total liabilities	2,864,953	4,356,169

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 6,203,869 shares at April 30, 2007 and 6,008,016 at October 31, 2006	3,075,315	2,670,343
Retained earnings	27,683,852	27,764,597

Total shareholders’ equity	30,759,167	30,434,940

Commitments and contingencies

Total liabilities and shareholders’ equity	$33,624,120	$34,791,109

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Net sales	$11,132,925	$11,239,276	$20,409,254	$21,109,596
Cost of goods sold	7,334,288	7,838,611	13,341,392	14,412,556

Gross profit	3,798,637	3,400,665	7,067,862	6,697,040

Selling, general and administrative expenses	3,697,368	3,891,033	7,184,384	7,542,880

Income (loss) from operations	101,269	(490,368)	(116,522)	(845,840)

Other income (expense), net:
Interest income	31,575	18,208	43,585	32,874
Interest expense	(31,491)	(5,465)	(54,323)	(5,465)
Other, net	(1,283)	(4,533)	1,917	(6,008)

Other income (expense), net	(1,199)	8,210	(8,821)	21,401

Income (loss) before income taxes	100,070	(482,158)	(125,343)	(824,439)

Income tax expense (benefit)	35,355	(172,948)	(44,598)	(295,716)

Net income (loss)	$64,715	$(309,210)	$(80,745)	$(528,723)

Net income (loss) per share:
Basic and diluted	$0.01	$(0.05)	$(0.01)	$(0.09)

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statement of Shareholders’ Equity

(Unaudited)

	Six Months Ended April 30, 2007
	Common Stock		Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balances at October 31, 2006	6,008,016	$2,670,343	$27,764,597	$30,434,940

Share-based compensation, net	194,521	398,472	—	398,472
Exercise of warrants ($4.88 per share)	1,332	6,500	—	6,500
Net loss	—	—	(80,745)	(80,745)

Balances at April 30, 2007	6,203,869	$3,075,315	$27,683,852	$30,759,167

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended April 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(80,745)	$(528,723)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	787,165	624,357
Bad debt recovery	(65,830)	(6,925)
Deferred income tax expense (benefit)	1,188	(225,426)
Share-based compensation expense	398,472	314,198
Loss on disposal of machinery and equipment	1,151	—
(Increase) decrease in:
Trade accounts receivable	1,117,714	27,586
Other receivables	18,758	(155,374)
Inventories	1,533,425	(1,553,027)
Prepaid expenses and other assets	(11,746)	(15,230)
Other assets, net	136,376	140,051
Increase (decrease) in:
Accounts payable and accrued expenses	(301,746)	753,055
Accrued compensation and payroll taxes	(138,627)	(1,301,689)
Income taxes payable	(76,458)	(72,989)

Net cash provided by (used in) operating activities	3,319,097	(2,000,136)

Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(387,149)	(1,162,445)
Investment in other assets	—	(32,355)
Note receivable	(615,000)	(500,000)

Net cash used in investing activities	(1,002,149)	(1,694,800)

Cash flows from financing activities:
Proceeds from note payable to bank, net	—	426,832
Repayment of note payable to bank	(990,724)	—
Payments for financing costs	—	(21,728)
Proceeds from exercise of warrants	6,500	2,268

Net cash provided by (used in) financing activities	(984,224)	407,372

Net increase (decrease) in cash and cash equivalents	1,332,724	(3,287,564)

Cash and cash equivalents at beginning of period	555,272	3,290,133

Cash and cash equivalents at end of period	$1,887,996	$2,569

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2007

(Unaudited)

(1)	General

The accompanying unaudited condensed financial statements of Optical Cable Corporation (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2007 are not necessarily indicative of the results for the fiscal year ending October 31, 2007 because the following items, among other things, may impact those results: changes in market conditions, seasonality, changes in technology, competitive conditions, ability of management to execute its business plans, as well as other variables and contingencies set forth as risks in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006 or as otherwise identified in other filings by the Company as risks possibly affecting future results. The unaudited condensed financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. For further information, refer to the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2006.

(2)	Stock Option Plan and Other Stock-Based Compensation

Optical Cable Corporation uses stock incentives to increase the personal financial interest key employees have in the future success of the Company, thereby aligning their interests with those of the shareholders and strengthening their desire to remain with the Company.

The Company authorized, reserved and registered 750,000 shares of common stock for issuance pursuant to the Optical Cable Corporation 1996 Stock Incentive Plan (the “1996 Plan”). The 1996 Plan terminated in accordance with the terms of the plan document on March 1, 2006. Options outstanding under the 1996 Plan may continue to be exercised until such time that the options expire or are forfeited under the terms of individual awards. Restricted stock awards granted under the 1996 Plan will continue to vest unless otherwise forfeited under the terms of individual awards. No further awards will be made under the 1996 Plan.

In March of 2005, the Company’s shareholders approved the Optical Cable Corporation 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan is the successor of the 1996 Plan. The Company has authorized, reserved and registered 1,000,000 shares of common stock for issuance pursuant to the 2005 Plan. As of April 30, 2007, there were approximately 585,000 remaining shares available for grant under the 2005 Plan.

Share-based compensation expense (including the expense for both stock option awards granted prior to July 2002 and restricted stock awards) recognized in the condensed statements of operations for the three months and six months ended April 30, 2007 and 2006 was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Share-based compensation expense	$250,511	195,728	$452,325	$325,645
Less income tax benefit	90,184	70,462	162,837	117,232

Share-based compensation expense, net	$160,327	$125,266	$289,488	$208,413

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2007

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2007

(Unaudited)

Stock option activity during the six months ended April 30, 2007 is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term (in yrs)
Outstanding at October 31, 2006	235,589	$7.68	5.27
Forfeited	(9,878)	$7.20	—

Outstanding at April 30, 2007	225,711	$7.70	4.77

Exercisable at April 30, 2007	225,711	$7.70	4.77

Aggregate intrinsic value of options outstanding and options exercisable at April 30, 2007 was $3,150. Aggregate intrinsic value represents the positive difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $5.27 as of April 30, 2007, and the exercise price multiplied by the number of options outstanding.

As of April 30, 2007, all compensation cost related to stock options granted to employees prior to July 2002 under the 1996 Plan has been recognized. As of April 30, 2007, the maximum amount of compensation cost related to unvested equity-based compensation awards in the form of service-based, market-condition based, and operational performance-based shares that the Company will have to recognize over a 3.2 year weighted-average period is $2.4 million.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2007

(Unaudited)

The Compensation Committee of the Board of Directors approved restricted stock awards under the 2005 Plan in January 2006, July 2006, and April 2007 in the amount of 220,000, 10,000 and 191,071 shares, respectively.

On April 2, 2007, restricted stock awards under the 2005 Plan totaling 191,071 shares were approved by the Compensation Committee of the Board of Directors of the Company. Of the restricted stock awards granted, 95,540 shares are service-based shares which vest quarterly over four years with the first vesting date occurring on July 31, 2007; and 95,531 shares are operational performance-based shares vesting over approximately three years beginning on January 31, 2008 based on the achievement of certain operational performance goals.

The Company recorded compensation expense related to its restricted stock awards totaling $176,645 and $351,101, respectively, during the three months and six months ended April 30, 2007 and $152,085 and $261,241, respectively, during the three months and six months ended April 30, 2006.

During the three months ended April 30, 2007, restricted stock awards under the Non-employee Directors Stock Plan, as amended, totaling 13,764 shares were approved by the Board of Directors of the Company. The shares are part of the non-employee Directors’ annual compensation for service on the Board of Directors, and the shares vested immediately upon grant. The Company recorded compensation expense equal to the number of shares multiplied by the closing price of the Company’s common stock on the date of grant. The Company recorded compensation expense totaling $72,261 during the three months and six months ended April 30, 2007.

In total, restricted stock award activity during the six months ended April 30, 2007 consisted of restricted share grants totaling 204,835 shares, and 10,314 restricted shares withheld for taxes.

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not typically bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews outstanding trade accounts receivable at the end of each quarter and records allowances for doubtful accounts as deemed appropriate for (i) certain individual customers and (ii) for all other trade accounts receivable in total. In determining the amount of allowance for doubtful accounts to be recorded for individual customers, the Company considers the age of the receivable, the financial stability of the customer, discussions that may have occurred with the customer and management’s judgment as to the overall collectibility of the receivable from that customer. In addition, the Company establishes an allowance for all other receivables for which no specific allowances are deemed necessary. This portion of the allowance for doubtful accounts is based on a percentage of total trade accounts receivable with different percentages used based on different age categories of receivables. The percentages used are based on the Company’s historical experience and management’s current judgment regarding the state of the economy and the industry. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. Also see note 11.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2007

(Unaudited)

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the six months ended April 30, 2007 and 2006 follows:

	Six Months Ended April 30,
	2007	2006
Balance at beginning of period	$238,455	$454,550
Bad debt expense (recovery)	(65,830)	(6,925)
Losses charged to allowance	(16,440)	—
Recoveries added to allowance	2,001	2,261

Balance at end of period	$158,186	$449,886

A prior distributor for the Company filed for protection from its creditors under bankruptcy laws in January 2001. The Company recognized recoveries totaling $20,400 from the bankrupt estate of this prior distributor during the year ended October 31, 2006 and may recover additional amounts in the future. Subsequent recoveries, if any, from the bankrupt estate of this distributor will be recognized when payment is received, in accordance with U.S. generally accepted accounting principles.

(4)	Inventories

Inventories as of April 30, 2007 and October 31, 2006 consist of the following:

	April 30, 2007	October 31, 2006
Finished goods	$2,692,652	$3,604,021
Work in process	1,574,318	1,583,952
Raw materials	2,551,411	3,248,907
Production supplies	263,065	177,991

Total	$7,081,446	$8,614,871

(5)	Note Receivable

On April 22, 2005, the Company agreed to extend a loan to a start-up connector company, Applied Optical Systems, Inc. (the “Borrower”), specializing in the design, manufacture and sale of connectors and cable assemblies for certain niche markets. The Borrower offers complementary products to the Company’s product offering and is still in the development stage. As a development stage company, the Borrower currently has limited revenues and assets and is incurring net losses. As of April 30, 2007, total assets of the Borrower, based on unaudited financial information, was equivalent to approximately 5.2% of the Company’s total assets. Total revenue of the Borrower, based on unaudited financial information, was equivalent to approximately 4.7% and 6.9%, respectively, of the Company’s net sales for the three month and the six month periods ended April 30, 2007.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2007

(Unaudited)

Through April 30, 2007, the Company had advanced a total of $3,012,159, net (including some accrued interest and accounts receivable from certain product sales) to the Borrower. The note receivable, which matures July 31, 2008, is collateralized by all of the Borrower’s tangible and intangible property and bears interest at six percent (6%) per annum. Two of the founders of the Borrower have also personally guaranteed amounts up to two-thirds of the principal balance outstanding on the note receivable plus two-thirds of any accrued interest related to the note receivable. In connection with the loan, the Company was issued a warrant by the Borrower which, as amended, gives the Company the right to purchase a fifty-six percent (56%) equity interest in the Borrower on a fully diluted, as converted basis, for a purchase price of $1,500,000. In addition, the Company was granted the right to purchase all other outstanding equity of the Borrower at various times from 2009 through 2012, at a fixed multiple of trailing earnings before interest and taxes (EBIT), conditioned upon the Company’s exercise of the warrant or the Borrower’s failure to repay the loan when due. The note receivable is callable by the Company at any time. The Company’s rights under the warrant terminate if the warrant is not exercised prior to the expiration date. Subsequent to April 30, 2007, the Company made additional advances to the Borrower totaling $225,000.

The Company sold fiber optic cables to the Borrower totaling $18,764 and $120,654 during the three and six months ended April 30, 2007, respectively. During the three months ended April 30, 2007, the Borrower sold product to the Company totaling $76,000. The Company has included $95,275 related to the sale of product to the Borrower in note receivable in the accompanying condensed balance sheet as of April 30, 2007.

The Company recorded interest income related to the loan totaling $32,874 during fiscal year 2006, all of which is included in note receivable in the accompanying condensed balance sheet as of April 30, 2007.

(6)	Product Warranties

The Company generally warrants its products against certain manufacturing and other defects in material and workmanship. These product warranties are provided for specific periods of time and are applicable assuming the product has not been subjected to misuse, improper installation, negligence, or shipping damage. As of April 30, 2007 and October 31, 2006, the Company’s accrual for estimated product warranty claims totaled $50,000 and $75,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense includes the costs to investigate claims and potential claims, and the costs to replace and/or repair product pursuant to claims, which in certain cases can include claims not deemed valid by the Company. The accrued product warranty costs are based primarily on historical experience of actual warranty claims and costs as well as current information with respect to potential warranty claims and costs. Warranty claims expense, net of recoveries for the three months and six months ended April 30, 2007 totaled $52,529 and $36,743, respectively. Warranty claims expense for the three months and six months ended April 30, 2006 totaled $38,352 and $67,100, respectively.

The following table summarizes the changes in the Company’s accrual for product warranties during the six months ended April 30, 2007 and 2006:

	Six Months Ended April 30,
	2007	2006
Balance at beginning of period	$75,000	$100,000
Liability accrued for warranties issued during the period	53,812	80,103
Warranty claims and costs paid during the period	(61,743)	(42,100)
Changes in liability for pre-existing warranties during the period	(17,069)	(13,003)

Balance at end of period	$50,000	$125,000

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2007

(Unaudited)

(7)	Warrants

During fiscal year 2003, the Company issued 250,000 warrants to class members defined in a consolidated class action lawsuit by the claims administrator for the class members in connection with shareholder litigation arising from actions of the Company’s former chief executive officer. The warrants were issued in accordance with a settlement agreement approved by the United States District Court for the Western District of Virginia on September 23, 2002. Each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $4.88 per share. The warrants will expire October 24, 2007. The total number of warrants to be issued in accordance with the settlement agreement, 250,000 warrants, has been issued by the Company. There were 232,873 and 234,205 warrants outstanding as of April 30, 2007 and October 31, 2006, respectively. During the six months ended April 30, 2007, 1,332 warrants were exercised.

(8)	Note Payable to Bank

New Credit Facility

On September 25, 2006, the Company established revolving credit facilities with Valley Bank. The credit facilities with Valley Bank provide a working capital line of credit (the “Working Capital Facility”), a machinery and equipment line of credit (the “Machinery and Equipment Facility”), and a real estate term loan (the “Real Estate Loan”), which together replaced the Company’s former credit facility with Wachovia Bank, National Association (“Wachovia”). The Working Capital Facility, the Machinery and Equipment Facility and the Real Estate Loan together provide the Company with an aggregate maximum of $13.5 million in available credit, less any borrowings. As of April 30, 2007, the Company had approximately $12.4 million of unused and available credit, after considering borrowing base calculations.

The Working Capital Facility provides up to $5 million for the Company’s working capital needs and bears interest at LIBOR plus 2.15%, which equates to a facility rate of 7.47% as of April 30, 2007. The Working Capital Facility provides a lower interest rate option if the Company maintains specified depository limits with Valley Bank. The Company can borrow up to 85% of the Company’s eligible accounts receivable under the Working Capital Facility. As of April 30, 2007, the Company had no outstanding borrowings under the Working Capital Facility.

The Machinery and Equipment Facility provides up to $2 million for machinery and equipment purchases and also bears interest at LIBOR plus 2.15%, which equates to a facility rate of 7.47% as of April 30, 2007. Both the Machinery and Equipment Facility and the Working Capital Facility are secured by the Company’s accounts receivable, inventory, furniture, fixtures and equipment

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2007

(Unaudited)

and proceeds and are payable on demand with 60 days prior written notice, provided that the Company is not in default. If not sooner demanded, the Working Capital Facility and the Machinery and Equipment Facility expire on February 28, 2008. As of April 30, 2007, the Company had no outstanding borrowings under the Machinery and Equipment Facility.

The Company may also borrow up to $6.5 million under the terms of the Real Estate Loan. The advances under the Real Estate Loan may be made at any time within one year of closing. Furthermore, to the extent the Company has borrowings under the Real Estate Loan, principal and interest payments will be calculated monthly, based on a 25 year amortization. The unpaid balance, if any, on any advances under the Real Estate Loan will be due October 1, 2011. Payments on the Real Estate Loan will be for interest only for the period from November 1, 2006 through October 1, 2007. Thereafter, through October 1, 2011 payments of both principal and interest will be due monthly. The Real Estate Loan bears interest at a fixed rate of 7.50% for 5 years and is secured by a first deed of trust on the Company’s real property. As of April 30, 2007, the Company had no outstanding borrowings under the Real Estate Loan.

In connection with obtaining the Valley Bank credit facilities, the Company incurred various costs. These financing costs, net of amortization, were deferred and are included in prepaid expenses and other assets on the condensed balance sheet. The deferred financing costs associated with the new credit facilities with Valley Bank are being amortized to interest expense using the straight-line method, which approximates the effective interest method, over periods not greater than the minimum expected terms of the loan agreements. The deferred financing costs, net as of April 30, 2007 and October 31, 2006 totaled $40,751 and $93,062, respectively, and are included in prepaid expense and other assets on the accompanying condensed balance sheets.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2007

(Unaudited)

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

Three Months Ended April 30, 2007	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$64,715	6,066,511	$0.01

Effect of dilutive stock options and warrants	—	19,019

Diluted net income per share	$64,715	6,085,530	$0.01

Three Months Ended April 30, 2006	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic net loss per share	$(309,210)	5,999,462	$(0.05)

Effect of dilutive stock options and warrants	—	—

Diluted net loss per share	$(309,210)	5,999,462	$(0.05)

Six Months Ended April 30, 2007	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic net loss per share	$(80,745)	6,036,778	$(0.01)

Effect of dilutive stock options and warrants	—	—

Diluted net loss per share	$(80,745)	6,036,778	$(0.01)

Six Months Ended April 30, 2006	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic net loss per share	$(528,723)	5,902,220	$(0.09)

Effect of dilutive stock options and warrants	—	—

Diluted net loss per share	$(528,723)	5,902,220	$(0.09)

Otherwise dilutive securities, including stock options and warrants, to acquire approximately 7,704 shares net of assumed proceeds based on exercise price, and with an exercise price less than the stock price as of the six months ended April 30, 2007, were excluded from the computation of diluted net loss per share for the six months ended April 30, 2007 because their effect would have been antidilutive.

Stock options that could potentially dilute net income (loss) per share in the future that were not included in the computation of diluted net income (loss) per share (because to do so would have been antidilutive for the periods presented) totaled 220,712 for the three months and six months ended April 30, 2007 and 237,778 for the three months and six months ended April 30, 2006.

(10)	Shareholders’ Equity

On March 26, 2007, the Company’s Board of Directors approved a plan to purchase and retire up to 300,100 shares of the Company’s common stock, or approximately 5% of the shares then outstanding. The Company anticipates that the purchases will be made over a 12-month period. No shares had been repurchased as of April 30, 2007.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2007

(Unaudited)

(11)	Segment Information and Business and Credit Concentrations

The Company has a single reportable segment for purposes of segment reporting.

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of April 30, 2007 and October 31, 2006 have been adequately provided for in the condensed financial statements.

For the three months ended April 30, 2007 and 2006, 10.3% and 17.2%, respectively, of net sales were attributable to one major domestic distributor. For the six months ended April 30, 2007 and 2006, 12.0% and 16.2% of net sales were attributable to this distributor. One other single customer accounted for 10% of net sales during the three months ended April 30, 2007, but no other single customer accounted for more than 10% of net sales during three months ended April 30, 2006 or the six months ended April 30, 2007 and 2006. For the six months ended April 30, 2007 and 2006, approximately 72% and 76%, respectively, of net sales were from customers located in the United States, and approximately 28% and 24%, respectively, were from customers outside of the United States.

(12)	Contingencies

From time to time, the Company is involved in various claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

(13)	New Accounting Standards

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

Forward Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to risks and uncertainties that may cause actual events to differ materially from our expectations. Factors that could cause or contribute to such differences include, but are not limited to, the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate and/or government spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber); our dependence on a single manufacturing facility; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing; our dependence on a limited number of suppliers; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in regulatory reviews and audits and potential regulatory reviews and audits; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences of competing technologies, including copper cable and wireless, relative to fiber optic cable; economic conditions that affect the telecommunications sector, certain technology sectors or the economy as a whole; terrorist attacks or acts of war, and any current or potential future military conflicts; changes in the level of military spending by the United States government; ability to retain key personnel; the impact of changes in accounting policies, including those by the Securities and Exchange Commission and the Public Company Accounting Oversight Board; our ability to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, and/or making investments in or with, parties that compete with and/or have conflicts with customers of ours; adverse reactions by customers, vendors or other service providers to unsolicited proposals regarding the acquisition of us by another company; the additional costs of considering and possibly defending our position on such unsolicited proposals regarding the acquisition of us by another company; impact of weather or natural disasters in the areas of the world in which we operate and market our products; changes in market demand, exchange rates, productivity, or market and economic conditions in the areas of the world in which we operate and market our products, and our success in managing the risks involved in the foregoing.

We caution readers that the foregoing list of important factors is not exclusive. We incorporate by reference those factors included in current reports on Form 8-K and in our annual reports on Form 10-K. We also incorporate by reference the disclosures set forth in Part II, Item 1A. of this Form 10-Q.

Dollar amounts presented in the following discussion have been rounded to the nearest hundred thousand, unless the amounts are less than one million, in which case the amounts have been rounded to the nearest thousand.

Summary of Company Performance for Second Quarter 2007

During the second quarter of our 2007 fiscal year, net sales decreased slightly to $11.1 million compared to $11.2 million during the same period last year. However, net sales sequentially increased $1.9 million or 20.0% during the second quarter when compared to the first quarter of fiscal year 2007. At the same time, gross profit margin, or gross profit as a percentage of net sales, increased to 34.1% during the second quarter of fiscal year 2007 compared to 30.3% during the same period last year. We reported net income of $65,000 during the second quarter of fiscal year 2007, compared to a net loss of $309,000 for the comparable period last year.

For the six months ended April 30, 2007, net sales decreased 3.3% to $20.4 million compared to $21.1 million for the same period last year. Gross profit margin increased to 34.6% compared to 31.7% for the same period last year. We reported a net loss of $81,000 during the first half of fiscal year 2007 compared to a net loss of $529,000 for the same period last year.

We believe that the benefits of the investments made in our systems, processes and facilities are beginning to be realized and that these investments have helped position us for future growth and increases in shareholder value. By the end of the second quarter, we had transitioned from dual processing of certain transactions on separate systems to exclusively using our new enterprise resource planning (“ERP”) system. During the first half of fiscal year 2007, our manufacturing lead times decreased and our manufacturing efficiencies increased compared to the first half of 2006. We experienced improved gross profit margins compared to the comparable period last year. We have also been able to reduce levels of certain inventories. We believe these improvements are in part the result of the successful implementation of the major portions of our new ERP system, as well as, overcoming certain ERP implementation challenges during the first half of fiscal year 2006.

Our focus for the remainder of fiscal year 2007 is on increasing net sales. We believe our investments in systems, processes and facilities have made our business more scalable, positioning us to support increased net sales levels. We also expect our efforts on key strategic initiatives to continue during the second half of fiscal year 2007.

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

Our tight-buffered fiber optic cables are used for high bandwidth transmission of data, video and audio communications. The enterprise market into which we sell includes local area network and premises markets. Our fiber optic cables are well-suited for use in various other short- to moderate-distance applications as well.

We sell our products internationally and domestically through our sales force to our customers, which include major distributors, regional distributors, various smaller distributors, original equipment manufacturers and value-added resellers. Net sales to customers located outside of the United States were 28% and 24% for the three months ended April 30, 2007 and 2006, respectively. Net sales to customers located outside of the United States were 28% and 24% of total net sales for the six months ended April 30, 2007 and 2006, respectively. Substantially all of our sales to customers located outside of the United States are denominated in U.S. dollars. We can experience fluctuations in the percentage of net sales to customers outside of the United States from period to period based on the timing of large orders, coupled with the impact of increases and decreases in sales to customers located in the United States.

Net sales consist of gross sales of products less discounts, refunds and returns. Revenue is recognized at the time of product shipment or delivery to the customer (including distributors) provided that the customer takes ownership and assumes risk of loss, based on shipping terms. During the second quarters of fiscal years 2007 and 2006, respectively, 10.3% and 17.2% of our net sales were attributable to one major domestic distributor. For the six months ended April 30, 2007 and 2006, 12.0% and 16.2%, respectively, of net sales were attributable to this distributor. One other single customer accounted for 10.0% of our net sales during the three months ended April 30, 2007, but no other single customer accounted for more than 10% of net sales during the three months ended April 30, 2006 or the six months ended April 30, 2007 and 2006.

A significant percentage of the selling price of our fiber optic cable is based on the cost of raw materials used. Single-mode fiber is less expensive than multimode fiber, and consequently single-mode fiber optic cables have a lower per unit selling price than comparable multimode fiber optic cables. We believe that while the long-haul, metropolitan, access and fiber-to-the-premises (FTTX) markets are predominantly the users of single-mode fiber optic cable, increasingly, single-mode fiber optic cable is also being used for short- to moderate-distance installations where higher bandwidth is required. However, any trend toward the use of single-mode fiber optic cables in such short- to moderate-distance installations may be slowed to the extent that 50 micron 10 gigabit multimode fiber optic cables are used to satisfy current bandwidth demands. To the extent that our sales mix shifts toward single-mode cables, we will have to increase the volume of product sold to maintain our current level of net sales.

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

Results of Operations

The following table sets forth and highlights fluctuations in selected line items from our condensed statements of operations for the periods indicated:

	Three Months Ended April 30,		Percent Change	Six Months Ended April 30,		Percent Change
	2007	2006		2007	2006
Net sales	11,133,000	11,239,000	(0.9)%	20,409,000	21,110,000	(3.3)%
Gross profit	3,799,000	3,401,000	11.7%	7,068,000	6,697,000	5.5%
SG&A expenses	3,697,000	3,891,000	(5.0)%	7,184,000	7,543,000	(4.8)%
Net income (loss)	65,000	(309,000)	120.9%	(81,000)	(529,000)	84.7%

Three Months Ended April 30, 2007 and 2006

Net Sales

Net sales decreased 0.9% to $11.1 million for the second quarter of fiscal year 2007 from $11.2 million for the same period in 2006. Sequentially, net sales for the second quarter of fiscal 2007 increased 20.0% compared to net sales of $9.3 million during the first quarter of fiscal 2007. Net sales to customers located outside of the United States continued to show substantial strength in the second quarter of fiscal year 2007, increasing 17.6% compared to the same period last year, while net sales to customers located in the United States decreased 6.8%.

The slight decrease in net sales during the second quarter of fiscal year 2007 when compared to the same period last year was primarily attributable to a decrease in our commercial market compared to the same period last year. Net sales in certain of our specialty markets increased during the second quarter compared to last year, partially offset by decreases in certain other specialty markets.

We believe net sales results experienced in the second quarter of fiscal year 2007 indicate that net sales were impacted by seasonality factors. Further detail regarding seasonality is provided in our discussion of “Seasonality”.

Gross Profit

Gross profit margin, or gross profit as a percentage of net sales, increased to 34.1% in the second quarter of fiscal year 2007 from 30.3% in the second quarter of fiscal year 2006. As a result, gross profit increased 11.7% to $3.8 million for the second quarter of fiscal year 2007 compared to $3.4 million for the same period in 2006, despite the 0.9% decrease in net sales for the same period.

We believe that the benefits of the investments made in our systems, processes and facilities are beginning to be realized. During the second quarter of fiscal year 2007, our manufacturing lead times decreased, our manufacturing efficiencies increased, and we experienced improved gross profit margins, when compared to the second quarter of fiscal year 2006. We believe these improvements are in part the result of the successful implementation of the major portions of our new ERP system by the end of the second quarter of fiscal 2007, as well as, overcoming certain ERP implementation challenges during the first half of fiscal year 2006.

Selling, General, and Administrative Expenses

SG&A expenses decreased 5.0% to $3.7 million in the second quarter of fiscal year 2007 from $3.9 million for the same period last year. SG&A expenses as a percentage of net sales were 33.2% in the second quarter of 2007 compared to 34.6% in the second quarter of 2006. The decrease in SG&A expenses during the second quarter of fiscal year 2007 compared to the same period last year was primarily due to decreased employee compensation costs. Compensation costs decreased in the second quarter of fiscal 2007 compared to the same period in fiscal 2006 largely as a result of severance expenses totaling approximately $285,000 before tax effects incurred in the second quarter of fiscal 2006 associated with certain changes within our sales organization last year.

Other Income (Expense), Net

We recognized other expense, net in the second quarter of fiscal year 2007 of $1,000 compared to other income, net of $8,000 in the second quarter of fiscal year 2006. Other expense, net is comprised of interest income, interest expense and other miscellaneous items which may fluctuate from period to period.

Income (Loss) Before Income Taxes

We reported income before income taxes of $100,000 for the second quarter of fiscal year 2007 compared to a loss before income taxes of $482,000 for the second quarter of fiscal year 2006. This change was primarily due to an increase in gross profit of $398,000 and a decrease in SG&A expenses totaling $194,000 in the second quarter of 2007 compared to the same period in fiscal year 2006.

Income Tax Expense (Benefit)

Income tax expense totaled $35,000 for the second quarter of fiscal year 2007 compared to income tax benefit of $173,000 for the same period in fiscal year 2006. Our effective tax rate was 35.3% in the second quarter of fiscal 2007 compared to 35.9% in the second quarter of fiscal 2006. Generally, fluctuations in our effective tax rates are primarily due to the amount and timing of various tax deductions and benefits.

Net Income (Loss)

Net income for the second quarter of fiscal year 2007 was $65,000 compared to a net loss of $309,000 for the second quarter of fiscal year 2006. This change was due primarily to income before taxes experienced in the second quarter of fiscal year 2007 compared to a loss before taxes for the comparable period last year, partially offset by tax expense in the second quarter of 2007 compared to a tax benefit in the second quarter of fiscal year 2006.

Six Months Ended April 30, 2007 and 2006

Net Sales

Net sales decreased 3.3% to $20.4 million for the first half of fiscal year 2007 from $21.1 million for the same period in 2006. Net sales to customers located outside of the United States continued to show substantial strength in the first half of fiscal year 2007, increasing 12.5% compared to the same period last year, while net sales to customers located in the United States decreased 8.3%.

The decrease in net sales during the first half of fiscal year 2007 when compared to the comparable period last year was primarily attributable to a decrease in our commercial market compared to the same period last year. Net sales in certain of our specialty markets increased during the first half of fiscal year 2007 compared to last year, partially offset by decreases in certain other specialty markets.

We believe net sales results experienced in the first half of fiscal year 2007 indicate that net sales were impacted by seasonality factors. Further detail regarding seasonality is provided in our discussion of “Seasonality”.

Gross Profit

Gross profit margin, or gross profit as a percentage of net sales, increased to 34.6% for the first half of fiscal year 2007 from 31.7% for the same period last year. As a result, gross profit increased 5.5% to $7.1 million for the first half of fiscal 2007 from $6.7 million for the same period in 2006, despite the 3.3% decrease in net sales for the same period.

During the first half of fiscal year 2007, our manufacturing lead times decreased, our manufacturing efficiencies increased and we experienced improved gross profit margins, when compared to the first half of fiscal year 2006. We believe these improvements are in part the result of the successful implementation of the major portions of our new ERP system by the end of the second quarter of fiscal 2007, as well as, overcoming certain ERP implementation challenges during the first half of fiscal year 2006.

Selling, General, and Administrative Expenses

SG&A expenses decreased 4.8% to $7.2 million in the first half of 2007 from $7.5 million for the same period last year. SG&A expenses as a percentage of net sales were 35.2% for the six months ended April 30, 2007 compared to 35.7% for the same period in 2006. The decrease in SG&A expenses during the first half of 2007 compared to the same period last year was primarily due to decreased employee compensation costs and decreased shipping costs, partially offset by increases in legal and professional fees. Compensation costs decreased in the first half of fiscal 2007 compared to the same period in fiscal 2006 largely as a result of severance expenses totaling approximately $285,000 before tax effects incurred in the second quarter of fiscal 2006 associated with certain changes within our sales organization last year. In addition, our shipping costs decreased due in part to targeted efforts to reduce shipping related expenses.

Other Income (Expense), Net

We recognized other expense, net of $9,000 in the first half of fiscal 2007 compared to other income, net of $21,000 in the first half of 2006. Other expense, net is comprised of interest income, interest expense and other miscellaneous items which may fluctuate from period to period.

Loss Before Income Taxes

We reported a loss before income taxes of $125,000 for the first half of fiscal year 2007 compared to $824,000 for the first half of fiscal year 2006. This decrease was primarily due to an increase in gross profit of $371,000 and a decrease in SG&A expenses totaling $358,000 in the first half of 2007 when compared to the same period in fiscal year 2006.

Income Tax Benefit

Income tax benefit totaled $45,000 for the first half of fiscal year 2007 compared to $296,000 for the same period in fiscal 2006. Our effective tax rate was 35.6% in the first half of 2007 compared to 35.9% in the first half of 2006. Generally, fluctuations in our effective tax rates are primarily due to the amount and timing of various tax deductions and benefits.

Net Loss

Net loss for the first half of 2007 was $81,000 compared to $529,000 for the first half of fiscal 2006. The improved results were primarily due to the decrease in the loss before taxes experienced in the first half of fiscal year 2007 compared to the same period last year, partially offset by the decrease in the tax benefit in the first half of fiscal year 2007 compared to the same period last year.

Financial Condition

Total assets decreased $1.2 million, or 3.4%, to $33.6 million at April 30, 2007, from $34.8 million at October 31, 2006. This decrease was primarily due to a $1.5 million decrease in inventories and a $1.1 million decrease in accounts receivable, net partially offset by a $1.3 million increase in cash and cash equivalents. The inventory decrease was largely a result of efforts to optimize inventory levels and the timing of purchases of raw materials. Our new ERP system allows us to better plan inventory types and quantities on hand by increasing visibility of inventory available for use in production and providing improved tools for production planning. Accounts receivable decreased primarily as a result of the decrease in net sales when comparing net sales for the second quarter of fiscal year 2007, totaling $11.1 million, to net sales for the fourth quarter of fiscal year 2006, totaling $12.6 million. Further detail regarding the increase in cash is provided in our discussion of “Liquidity and Capital Resources.”

Total liabilities decreased $1.5 million, or 34.2%, to $2.9 million at April 30, 2007, from $4.4 million at October 31, 2006. This decrease was primarily due to a $991,000 decrease in note payable to bank, resulting from the repayment in the first half of fiscal year 2007 of outstanding borrowings on our bank line of credit, and a decrease of $447,000 in accounts payable and accrued expenses (including accrued compensation and payroll taxes), largely due to the timing of related payments when comparing the two periods.

Total shareholders’ equity at April 30, 2007 increased $324,000 in the first half of fiscal year 2007. The increase resulted from the impact of share-based compensation totaling $398,000, partially offset by a net loss of $81,000.

Liquidity and Capital Resources

Our primary capital needs during the first half of fiscal 2007 have been to fund working capital requirements, repayment of the note payable to our bank, capital expenditures, and advances to a start-up connector company described further herein. Our primary source of capital for these purposes has been existing cash and cash equivalents and cash provided by operations. As of April 30, 2007, we had no outstanding balance under our bank lines of credit. As of October 31, 2006, we had an outstanding loan balance of $991,000 under one of our bank lines of credit.

Our cash totaled $1.9 million as of April 30, 2007, an increase of $1.3 million, compared to $555,000 as of October 31, 2006. The increase in cash for the six months ended April 30, 2007 primarily resulted from net cash provided by operating activities of $3.3 million, partially offset by capital expenditures totaling $387,000, advances under a note receivable (described further herein) totaling $615,000, and the repayment of our outstanding borrowings under our bank line of credit totaling $991,000.

On April 30, 2007, we had working capital of $14.6 million compared to $14.4 million on October 31, 2006. The ratio of current assets to current liabilities as of April 30, 2007, was 6.2 to 1, compared to 4.4 to 1 as of October 31, 2006. The increase in working capital when comparing the periods was primarily caused by the $1.3 million increase in cash, the $991,000 decrease in note payable, the $447,000 decrease in accounts payable and accrued expenses (including accrued compensation and payroll taxes), partially offset by the $1.5 million decrease in inventories and the $1.1 million decrease in accounts receivable, net.

On March 26, 2007, our Board of Directors approved a plan to purchase and retire up to 300,100 shares of our common stock, or approximately 5% of the shares then outstanding. We anticipate that the purchases will be made over a 12-month period. No shares had been repurchased as of April 30, 2007.

Net cash provided by operating activities was $3.3 million in the first half of fiscal year 2007, compared to net cash used in operating activities of $2.0 million in the first half of fiscal year 2006. Net cash provided by operating activities during the first half of fiscal year 2007 primarily resulted from certain adjustments to reconcile net loss to net cash provided by operating activities, including depreciation and amortization of $787,000 and share-based compensation expense of $398,000. Additionally, the decrease in accounts receivable in the amount of $1.1 million and the decrease in inventories totaling $1.5 million further contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by a net loss totaling $81,000 and the decrease in accounts payable and accrued expenses (including accrued compensation and payroll taxes) in the amount of $447,000. Net cash used in operating activities during the first half of 2006 primarily resulted from a net loss of $529,000, an increase in inventories in the amount of $1.6 million and a decrease in accrued compensation and payroll taxes totaling $1.3 million, partially offset by adjustments to reconcile net loss to net cash used in operating activities, including depreciation and amortization of $624,000, an increase in accounts payable and accrued expenses of $753,000 and stock-based compensation expense of $314,000.

Net cash used in investing activities totaled $1.0 million in the first half of fiscal year 2007 compared to $1.7 million in the first half of fiscal year 2006. Net cash used in investing activities during the first half of fiscal years 2007 and 2006 resulted primarily from purchases of property and equipment and advances made to a start-up connector company described further herein.

On April 22, 2005, we agreed to extend a loan to a start-up connector company, Applied Optical Systems, Inc. (the “Borrower”), specializing in the design, manufacture and sale of connectors and cable assemblies for certain niche markets. The Borrower offers complementary products to our product offering and is still in the development stage. As a development stage company, the Borrower currently has limited revenues and assets and is incurring net losses. As of April 30, 2007, total assets of the Borrower, based on unaudited financial information, was equivalent to approximately 5.2% of our total assets. Total revenue of the Borrower, based on unaudited financial information, was equivalent to approximately 4.7% and 6.9%, respectively, of our net sales for the three and six month periods ended April 30, 2007.

This loan, and the related transactions described further herein, is part of a strategy designed to provide us with an option to expand our product line offering in certain market niches in which we currently sell our fiber optic cable products and to preserve channels to market for our existing product line offering in those market niches over the longer term.

Through April 30, 2007, we had advanced a total of $3.0 million, net (including some accrued interest and accounts receivable from certain product sales) to the Borrower. The note receivable, which matures July 31, 2008, is collateralized by all of the Borrower’s tangible and intangible property and bears interest at six percent (6%) per annum. Two of the founders of the Borrower have also personally guaranteed amounts up to two-thirds of the principal balance outstanding on the note receivable plus two-thirds of any accrued interest related to the note receivable. In connection with the loan, we were issued a warrant by the Borrower which, as amended, gives us the right to purchase a fifty-six percent (56%) equity interest in the Borrower on a fully diluted, as converted basis, for a purchase price of $1,500,000. In addition, we were granted the right to purchase all other outstanding equity of the Borrower at various times from 2009 through 2012, at a fixed multiple of trailing earnings before interest and taxes (EBIT), conditioned upon our exercise of the warrant or the Borrower’s failure to repay the loan when due. The note receivable is callable by us at any time. Our rights under the warrant terminate if the warrant is not exercised prior to the expiration date. Subsequent to April 30, 2007, we made additional advances to the Borrower totaling $225,000.

Net cash used in financing activities totaled $984,000 in the first half of fiscal year 2007 and resulted from the repayment of a note payable to our bank under our line of credit in the amount of $991,000, partially offset by proceeds received from the exercise of warrants in the amount of $6,500. Net cash provided by financing activities totaled $407,000 in the first half of fiscal 2006 and resulted from proceeds from a note payable to our bank under our line of credit and proceeds received from the exercise of warrants, partially offset by payments for financing costs associated with amending and restating our existing credit facility.

On September 25, 2006, we closed on revolving credit facilities with Valley Bank. The credit facilities with Valley Bank provide a working capital line of credit (the “Working Capital Facility”), a machinery and equipment line of credit (the “Machinery and Equipment Facility”) and a real estate term loan (the “Real Estate Loan”), which together replaced our former credit facility with Wachovia Bank, National Association (“Wachovia”). The Working Capital Facility, the Machinery and Equipment Facility and the Real Estate Loan together provide us with an aggregate maximum of $13.5 million in available credit, less any borrowings. As of April 30, 2007, we had approximately $12.4 million of unused and available credit, after considering borrowing base calculations.

The Working Capital Facility provides up to $5 million for our working capital needs and bears interest at LIBOR plus 2.15%, which equates to a facility rate of 7.47% as of April 30, 2007. The Working Capital Facility provides a lower interest rate option if we maintain specified depository limits with Valley Bank. We can borrow up to 85% of our eligible accounts receivable under the Working Capital Facility. As of April 30, 2007, we had no outstanding borrowings under the Working Capital Facility.

The Machinery and Equipment Facility provides up to $2 million for machinery and equipment purchases and also bears interest at LIBOR plus 2.15%, which equates to a facility rate of 7.47% as of April 30, 2007. Both the Machinery and Equipment Facility and the Working Capital Facility are secured by our accounts receivable, inventory, furniture, fixtures and equipment and proceeds and are payable on demand with 60 days prior written notice, provided that we are not in default. If not sooner demanded, the Working Capital Facility and the Machinery and Equipment Facility expire on February 28, 2008. As of April 30, 2007, we had no outstanding borrowings under the Machinery and Equipment Facility.

We may also borrow up to $6.5 million under the terms of the Real Estate Loan. The advances under the Real Estate Loan may be made at any time within one year of closing. Furthermore, to the extent we have borrowings under the Real Estate Loan, principal and interest payments will be calculated monthly, based on a 25 year amortization. The unpaid balance, if any, on any advances under the Real Estate Loan will be due October 1, 2011. Payments on the Real Estate Loan will be for interest only for the period from November 1, 2006 through October 1, 2007. Thereafter, through October 1, 2011 payments of both principal and interest will be due monthly. The Real Estate Loan bears interest at a fixed rate of 7.50% for 5 years and is secured by a first deed of trust on our real property. As of April 30, 2007, we had no outstanding borrowings under the Real Estate Loan.

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

Seasonality

Historically, net sales are relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year, which we believe may be partially due to construction cycles and budgetary considerations of our customers. For example, an average of approximately 45% of our net sales occurred during the first half of the fiscal year and an average of approximately 55%

of our net sales occurred during the second half of the fiscal year for fiscal years 1996 through 2006, excluding fiscal years 2001 and 2002. Fiscal years 2001 and 2002 are excluded because we believe net sales for those years did not follow this pattern due to overall economic conditions in the industry.

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

Contractual Obligations and Commitments

As of April 30, 2007, we have no contractual obligations and commitments that will significantly impact our future liquidity.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (SFAS 158) an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS 158 is effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. The adoption of the Statement is not expected to have any impact on our results of operations, financial position or liquidity as we do not have a defined benefit pension plan or other postretirement plans.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Statement will be effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We are currently evaluating the impact of SFAS 159.

As of June 8, 2007, there are no other new accounting standards issued, but not yet adopted by us, which are expected to be applicable to our financial position, operating results or financial statement disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of April 30, 2007, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 4.	Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2007. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and that there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended April 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to historical information, this Quarterly Report on Form 10-Q contains or may contain certain forward-looking statements, within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Generally, the words “will,” “may,” “should,” “continue,” “believes,” “expects,” “intends,” “anticipates,” “could,” “likely,” “probably,” “feel,” “estimates” or similar expressions identify forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the risks and uncertainties identified below and the additional risk factors included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Information.” We will sometimes set forth examples to further describe a risk factor or otherwise elaborate on a point by using the word “including.” When we use the word including in this Quarterly Report on Form 10-Q or in any of our other disclosures, we always mean “including, but not limited to” rather than including all examples.

A decline in the demand for fiber optic cable generally or in certain applications or for tight buffered fiber optic cable specifically or in certain applications, in the markets we target may cause our sales to fall.

Fiber optic cable, specifically tight buffered fiber optic cable, accounts for almost all of our sales. As a result, any decline in the demand for fiber optic cable generally or tight buffered fiber optic cable specifically will likely adversely affect our business and its prospects, including causing our sales to fall, causing our share price to decline and limiting our future sales prospects. We focus on producing tight buffered fiber optic cable that is used to connect optical networking equipment in short- to moderate-distance applications, including the enterprise market, and to a lesser extent, the metropolitan and access markets. Our future growth is affected by the rate at which optical networking and related optical cabling are deployed in these markets. The desire of organizations to deploy fiber optic cabling depends on such factors as end-user demand for the increased bandwidth made possible by optical networks, as well as a lack of suitable alternative technologies. Additionally, any decline in the demand for fiber optic cable used in short- to moderate-distance applications, such as metropolitan, access and enterprise networks, will likely adversely affect our business and its prospects, including causing our sales to fall, limiting our prospects for the future sales and causing a decline in our share price. If alternative fiber optic cable constructions, such as loose-tube fiber optic cable, become more accepted as alternatives to tight buffered fiber optic cable construction in our target markets, then our business and its prospects could be adversely affected, including material decreases in our sales, adverse affects on our future prospects and potential, and significant declines in our share price.

PART II. OTHER INFORMATION

Our ability to remain competitive in the fiber optic cable market is crucial to our continued success.

The market for fiber optic cables, including the short- to moderate-distance markets in which our products are concentrated, is highly competitive. We compete with large, integrated fiber optic cable manufacturers such as Corning Cabling Systems, OFS, Alcatel and Draka, as well as with other large fiber optic cable manufacturers such as General Cable, Belden, AFL Telecommunications, Hitachi, Nexans (doing business as Berk-Tek), CommScope and others. Some of our competitors are more established, benefit from greater market recognition and have much greater financial, research and development, production and marketing resources than we do. Competition could increase if new companies enter the market or if existing competitors expand their product lines.

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

We expect our sales and income to fluctuate from quarter to quarter. In future quarters, our operating results may be below the expectations of securities analysts, if any securities analysts are offering coverage of us, or our shareholders. If this occurs, the price of our common shares is likely to fall and you may lose all or part of your investment. A number of factors, many of which are discussed in more detail in other risk factors, may cause variations in the results of our operations, including, but not limited to:

•	The proportion of our net sales made to distributors relative to other types of customers;

•	The proportion of large to small orders;

•	Our product mix, including fluctuations in demand in our target and specialty markets;

•	The timing of orders that we receive from our customers, including, larger projects;

•	Fluctuations in spending on fiber optic cable in certain specialty markets we target;

PART II. OTHER INFORMATION

•	Fluctuations in corporate or government spending;

•	Fluctuations in spending by specific customers or end-users, including the U.S. military;

•	Seasonality, including affects of weather, construction and annual budgetary cycles on demand;

•	Changes in the general economic conditions—whether in the U.S., other countries or specific regions that impact spending on fiber optic cabling products;

•	Changes in the cost and availability of our raw materials;

•	Our manufacturing capacity, efficiencies and yield; and

•	Spending for fiber optic cabling in the metropolitan, access and enterprise markets.

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

We intend to explore strategic alliances designed to increase the use of our manufacturing capacity, to increase distribution of our products, to secure supplies of raw materials, and to expand our product offerings. We may not be successful in developing these strategic alliances. Moreover, alliances that Optical Cable Corporation does develop may not achieve their strategic objectives, and parties to our strategic alliances may not perform as contemplated.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 26, 2007, the Company’s Board of Directors approved a plan to purchase and retire up to 300,100 shares of the Company’s common stock, or approximately 5% of the shares then outstanding. The Company anticipates that the purchases will be made over a 12-month period. No shares had been repurchased as of April 30, 2007.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The following information is furnished for matters submitted to a vote of security holders during the three months ended April 30, 2007:

(a)	The Annual Meeting of Shareholders of Optical Cable Corporation was held on March 27, 2007.

(b)	The name of each director elected at the meeting follows:

Neil D. Wilkin, Jr.

Luke J. Huybrechts

Randall H. Frazier

John M. Holland

Craig H. Weber

John B. Williamson, III

The above-named directors constitute the entire board of directors and there are no other directors continuing their term who were not up for re-election.

(c)	A brief description of each matter voted upon at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, including a separate tabulation with respect to each nominee for office follows:

1.	To elect the following six directors to serve for the terms of office specified in the proxy statement and until their successors are duly elected and qualified.

Director	Votes for	Votes against	Votes abstaining	Broker non-votes
Neil D. Wilkin, Jr.	4,509,473	—	592,370	—
Luke J. Huybrechts	4,516,316	—	585,527	—
Randall H. Frazier	4,577,464	—	524,379	—
John M. Holland	4,436,772	—	665,071	—
Craig H. Weber	4,577,526	—	524,317	—
John. B. Williamson, III	4,740,369	—	361,474	—

2.	To ratify the selection of KPMG LLP as the independent registered public accounting firm for the Company.

Votes for	Votes against	Votes abstaining	Broker non-votes
5,034,548	52,296	15,000	—

PART II. OTHER INFORMATION

3.	To consider the proposal by a shareholder requesting the Board of Directors to redeem or revoke the shareholder rights plan in effect with the Company since November 2001.

Votes for	Votes against	Votes abstaining	Broker non-votes
1,535,645	1,599,076	19,731	1,947,392

PART II. OTHER INFORMATION

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are filed as part of, and incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: June 14, 2007	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: June 14, 2007	/s/ Tracy G. Smith
Tracy G. Smith
Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
3.1	Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated herein by reference to Exhibit 1 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

3.2	Bylaws of Optical Cable Corporation, as amended (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.1	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.2	Rights Agreement dated as of November 2, 2001 (incorporated herein by reference to Exhibit 4 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.3	Form of certificate representing preferred share purchase right (incorporated herein by reference to Exhibit 5 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.4	Warrant Agreement dated as of October 24, 2002 (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the Commission on February 11, 2003).

4.5	Form of warrant certificate (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed with the Commission on February 11, 2003).

4.6	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $6,500,000 (Loan No. 156779) (incorporated herein by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.7	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $2,000,000 (Loan No. 156833) (incorporated herein by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.8	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $5,000,000 (Loan No. 156809) (incorporated herein by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.9	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $2,000,000 (Loan No. 156833) (incorporated herein by reference to Exhibit 4.9 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.10	Credit Line Deed of Trust dated September 22, 2006 between Optical Cable Corporation as Grantor, John T. McCaleb and Catherine J. Hartman as Trustees, and Valley Bank as Lender (incorporated herein by reference to Exhibit 4.10 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.11	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $6,500,000 (Loan No. 156779) (incorporated herein by reference to Exhibit 4.11 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.12	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $5,000,000 (Loan No. 156809) (incorporated herein by reference to Exhibit 4.12 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

10.1*	Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated herein by reference to Exhibit 10.1 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.2*	Employment Agreement dated December 10, 2004 by and between Optical Cable Corporation and Tracy G. Smith (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2005 (file number 0-27022)).

10.3*	Employment Agreement by and between Optical Cable Corporation and Luke J. Huybrechts effective November 1, 2002 (incorporated herein by reference to Exhibit 10.2 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.5*	Optical Cable Corporation Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 1998 (file number 0-27022)).

10.6*	Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-8 No. 333-09733).

10.7*	Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.8*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.9*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.10*	Form of award agreement under the Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company Annual Report on Form 10-K for the period ended October 31, 2004).

10.11*	Optical Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.12*	Form of time vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.13*	Form of stock performance (Company stock performance measure) vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.14*	Form of operational performance (individual participant performance measure) vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.15*	Form of operational performance (Company financial performance measure) vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan. FILED HEREWITH.

10.16	Redemption Agreement by and between Optical Cable Corporation and BB&T Investment Services, Inc. dated March 27, 2007. FILED HEREWITH.

11.1	Statement regarding computation of per share earnings (incorporated by reference to note 9 of the Condensed Notes to Condensed Financial Statements contained herein).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.