Form 10-Q/A
period 2007-01-31
OPTICAL CABLE CORP
filed 2007-09-14
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Form 10-Q/A is being filed to amend the quarterly report on Form 10-Q of Optical Cable Corporation (the “Company”) for the three months ended January 31, 2007, originally filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2007. The amendment is a result of the restatement of the Company’s condensed financial statements and related financial information as of and for the three months ended January 31, 2007.

The Company has restated its previously filed condensed financial statements and other financial information for the above referenced period to correct a data-entry error related to inventory. The value of one shipment of bare fiber was entered into the data-entry system incorrectly. As a result of this error, the Company has determined that its inventory at January 31, 2007 was overstated and its net loss for the three months ended January 31, 2007 was understated. For further information on the restatement, see note 13 to the condensed financial statements included herein.

All of the information in this Form 10-Q/A is as of March 19, 2007, the date the Company originally filed its Form 10-Q with the Securities and Exchange Commission, and does not reflect any subsequent information or events other than the restatement discussed in note 13 to the condensed financial statements included in this Form 10-Q/A. For the convenience of the reader, this Form 10-Q/A sets forth the originally filed Form 10-Q in its entirety. However, the following items have been amended solely as a result of, and to reflect, the restatement:

Part I, Item 1 – Financial Statements

Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4 – Controls and Procedures

Part II, Item 6 – Exhibits

In addition, currently dated Sarbanes-Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Three Months Ended January 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

OPTICAL CABLE CORPORATION

Condensed Balance Sheets

(Unaudited)

	January 31, 2007	October 31, 2006
	(As restated - see Note 13)
Assets
Current assets:
Cash and cash equivalents	$1,889,385	555,272
Trade accounts receivable, net of allowance for doubtful accounts of $179,272 at January 31, 2007 and $238,455 at October 31, 2006	5,885,643	8,296,996
Other receivables	128,209	115,824
Inventories	8,170,102	8,614,871
Prepaid expenses and other assets	422,603	545,057
Deferred income taxes	602,832	619,047

Total current assets	17,098,774	18,747,067
Property and equipment, net	13,532,113	13,650,007
Note receivable	2,689,457	2,244,182
Other assets, net	7,577	149,853

Total assets	$33,327,921	34,791,109

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,897,086	1,999,536
Accrued compensation and payroll taxes	760,142	761,585
Income taxes payable	326,564	553,989
Note payable to bank	—	990,724

Total current liabilities	2,983,792	4,305,834
Deferred income taxes - noncurrent	72,193	50,335

Total liabilities	3,055,985	4,356,169

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 6,001,690 shares at January 31, 2007 and 6,008,016 shares at October 31, 2006	2,839,324	2,670,343
Retained earnings	27,432,612	27,764,597

Total shareholders’ equity	30,271,936	30,434,940

Commitments and contingencies
Total liabilities and shareholders’ equity	$33,327,921	34,791,109

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended January 31,
	2007	2006
	(As restated - see Note 13)
Net sales	$9,276,329	9,870,320
Cost of goods sold	6,300,335	6,573,945

Gross profit	2,975,994	3,296,375
Selling, general, and administrative expenses	3,487,016	3,651,847

Loss from operations	(511,022)	(355,472)

Other income (expense), net:
Interest income	12,010	14,666
Interest expense	(22,832)	—
Other, net	3,200	(1,475)

Other income (expense), net	(7,622)	13,191

Loss before income taxes	(518,644)	(342,281)
Income tax benefit	(186,659)	(122,768)

Net loss	$(331,985)	(219,513)

Net loss per share:
Basic and diluted	$(0.06)	(0.04)

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statement of Shareholders’ Equity

(Unaudited)

	Three Months Ended January 31, 2007
	(As restated - see Note 13)
	Common Stock		Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balances at October 31, 2006	6,008,016	$2,670,343	27,764,597	30,434,940
Share-based compensation, net	(6,326)	168,981	—	168,981
Net loss	—	—	(331,985)	(331,985)

Balances at January 31, 2007	6,001,690	$2,839,324	27,432,612	30,271,936

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended January 31,
	2007	2006
	(As restated - see Note 13)
Cash flows from operating activities:
Net loss	$(331,985)	$(219,513)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	368,251	306,391
Bad debt recovery	(52,306)	(23,479)
Deferred income tax expense	38,073	55,079
Share-based compensation expense	168,981	124,348
(Increase) decrease in:
Trade accounts receivable	2,368,384	1,986,268
Other receivables	(12,385)	(139,716)
Inventories	444,769	(1,120,680)
Prepaid expenses	101,304	(61,565)
Other assets, net	136,376	140,051
Decrease in:
Accounts payable and accrued expenses	(93,082)	(432,421)
Accrued compensation and payroll taxes	(1,443)	(580,932)
Income taxes payable	(227,425)	(180,547)

Net cash provided by (used in) operating activities	2,907,512	(146,716)

Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(232,675)	(538,786)
Note receivable	(350,000)	(230,000)

Net cash used in investing activities	(582,675)	(768,786)

Cash flows from financing activities:
Repayment of note payable to bank	(990,724)	—

Net cash used in financing activities	(990,724)	—

Net increase (decrease) in cash and cash equivalents	1,334,113	(915,502)
Cash and cash equivalents at beginning of period	555,272	3,290,133

Cash and cash equivalents at end of period	$1,889,385	$2,374,631

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

The Company has restated its previously filed condensed financial statements and other financial information as of and for the three month period ended January 31, 2007 to correct a data-entry error related to inventory. For further information on the restatement, see note 13 to the condensed financial statements included herein.

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

(4)	Inventories

Inventories as of January 31, 2007 and October 31, 2006 consist of the following:

	January 31, 2007	October 31, 2006
	(As restated)
Finished goods	$3,036,957	3,604,021
Work in process	1,652,805	1,583,952
Raw materials	3,299,260	3,248,907
Production supplies	181,080	177,991

	$8,170,102	8,614,871

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2007

(Unaudited)

(5)	Note Receivable

On April 22, 2005, the Company agreed to extend a loan to a start-up connector company, Applied Optical Systems, Inc., (the “Borrower”), specializing in the design, manufacture and sale of connectors and cable assemblies for certain niche markets. The Borrower offers complementary products to the Company’s product offering and is still in the development stage. As a development stage company, the Borrower currently has limited revenues and assets and is incurring net losses. As of January 31, 2007, total assets of the Borrower, based on unaudited financial information, was equivalent to approximately 4.9% of the Company’s total assets. Total revenue of the Borrower, based on unaudited financial information, was equivalent to approximately 9.6% of the Company’s net sales for the three month period ended January 31, 2007.

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

The following is a reconciliation of the numerators and denominators of the net loss per share computations for the periods presented:

Three months ended January 31, 2007	Net loss (Numerator)	Shares (Denominator)	Per share amount
Basic net loss per share, as restated	$(331,985)	6,008,016	$(0.06)

Effect of dilutive stock options and warrants	—	—

Diluted net loss per share, as restated	$(331,985)	6,008,016	$(0.06)

Three months ended January 31, 2006	Net loss (Numerator)	Shares (Denominator)	Per share amount
Basic net loss per share	$(219,513)	5,808,148	$(0.04)

Effect of dilutive stock options and warrants	—	—

Diluted net loss per share	$(219,513)	5,808,148	$(0.04)

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

(13)	Restatement

Subsequent to the issuance of the condensed financial statements for the three months ended January 31, 2007, and during the preparation of the condensed financial statements for the three months ended July 31, 2007, the Company’s management team discovered that a price data-entry error had been made during the three-month period ended January 31, 2007. The price data-entry error was associated with the receipt of a large raw material shipment. When the value of this raw material shipment was entered into the data-entry system incorrectly it resulted in the inventory being overvalued by approximately $293,000 at January 31, 2007.

The Company has restated the accompanying condensed financial statements as of and for the three months ended January 31, 2007 to correct for misstatements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2007

(Unaudited)

The correction of the misstatements resulted in an increase in the Company’s net loss of approximately $186,000, or $0.04 per share (basic and fully diluted), for the three months ended January 31, 2007.

The Company has set forth the effects of the restatement to the condensed financial statements as of and for the three months ended January 31, 2007 below.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2007

(Unaudited)

The following table presents the effect of the restatement on the Condensed Balance Sheet:

	January 31, 2007
	(As previously reported)	(Adjustments)	(As restated)
Assets
Current assets:
Cash and cash equivalents	$1,889,385	$—	$1,889,385
Trade accounts receivable, net of allowance for doubtful accounts of $179,272 at January 31, 2007 and $238,455 at October 31, 2006	5,885,643	—	5,885,643
Other receivables	128,209	—	128,209
Inventories	8,463,333	(293,231)	8,170,102
Prepaid expenses and other assets	422,603	—	422,603
Deferred income taxes	602,832	—	602,832

Total current assets	17,392,005	(293,231)	17,098,774
Property and equipment, net	13,532,113	—	13,532,113
Note receivable	2,689,457	—	2,689,457
Other assets, net	7,577	—	7,577

Total assets	$33,621,152	$(293,231)	$33,327,921

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,897,086	$—	$1,897,086
Accrued compensation and payroll taxes	760,142	—	760,142
Income taxes payable	433,270	(106,706)	326,564
Note payable to bank	—	—	—

Total current liabilities	3,090,498	(106,706)	2,983,792
Deferred income taxes - noncurrent	72,193	—	72,193

Total liabilities	3,162,691	(106,706)	3,055,985

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 6,001,690 shares at January 31, 2007 and 6,008,016 shares at October 31, 2006	2,839,324	—	2,839,324
Retained earnings	27,619,137	(186,525)	27,432,612

Total shareholders’ equity	30,458,461	(186,525)	30,271,936

Commitments and contingencies
Total liabilities and shareholders’ equity	$33,621,152	$(293,231)	$33,327,921

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2007

(Unaudited)

The following table presents the effect of the restatement on the Condensed Statement of Operations:

	Three Months Ended January 31, 2007
	(As previously reported)	(Adjustments)	(As restated)
Net sales	$9,276,329	$—	$9,276,329
Cost of goods sold	6,007,104	293,231	6,300,335

Gross profit	3,269,225	(293,231)	2,975,994
Selling, general, and administrative expenses	3,487,016	—	3,487,016

Loss from operations	(217,791)	(293,231)	(511,022)

Other income (expense), net:
Interest income	12,010	—	12,010
Interest expense	(22,832)	—	(22,832)
Other, net	3,200	—	3,200

Other income (expense), net	(7,622)	—	(7,622)

Loss before income taxes	(225,413)	(293,231)	(518,644)
Income tax benefit	(79,953)	(106,706)	(186,659)

Net loss	$(145,460)	$(186,525)	$(331,985)

Net loss per share:
Basic and diluted	$(0.02)	$(0.04)	$(0.06)

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2007

(Unaudited)

The following table presents the effect of the restatement on the Condensed Statement of Cash Flows:

	Three Months Ended January 31, 2007
	(As previously reported)	(Adjustments)	(As restated)
Cash flows from operating activities:
Net loss	$(145,460)	$(186,525)	$(331,985)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	368,251	—	368,251
Bad debt recovery	(52,306)	—	(52,306)
Deferred income tax expense	38,073	—	38,073
Share-based compensation expense	168,981	—	168,981
(Increase) decrease in:
Trade accounts receivable	2,368,384	—	2,368,384
Other receivables	(12,385)	—	(12,385)
Inventories	151,538	293,231	444,769
Prepaid expenses	101,304	—	101,304
Other assets, net	136,376	—	136,376
Decrease in:
Accounts payable and accrued expenses	(93,082)	—	(93,082)
Accrued compensation and payroll taxes	(1,443)	—	(1,443)
Income taxes payable	(120,719)	(106,706)	(227,425)

Net cash provided by operating activities	2,907,512	—	2,907,512

Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(232,675)	—	(232,675)
Note receivable	(350,000)	—	(350,000)

Net cash used in investing activities	(582,675)	—	(582,675)

Cash flows from financing activities:
Repayment of note payable to bank	(990,724)	—	(990,724)

Net cash used in financing activities	(990,724)	—	(990,724)

Net increase in cash and cash equivalents	1,334,113	—	1,334,113
Cash and cash equivalents at beginning of period	555,272	—	555,272

Cash and cash equivalents at end of period	$1,889,385	$—	$1,889,385

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the condensed financial statements and related notes included elsewhere in this report and such discussion and analysis gives effect to the restatement discussed in note 13 to the condensed financial statements.

Forward Looking Information

This Form 10-Q/A may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to risks and uncertainties that may cause actual events to differ materially from our expectations. Factors that could cause or contribute to such differences include, but are not limited to, the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate and/or government spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber); our dependence on a single manufacturing facility; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing; our dependence on a limited number of suppliers; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in regulatory reviews and audits and potential regulatory reviews and audits; further adverse changes in laws and regulations associated with the extraterritorial income exclusion; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences of competing technologies, including copper cable and wireless, relative to fiber optic cable; economic conditions that affect the telecommunications sector, certain technology sectors or the economy as a whole; terrorist attacks or acts of war, and any potential future military conflicts; changes in the level of military spending by the United States government; ability to retain key personnel; our ability to successfully implement planned changes to our information technology systems and manufacturing processes; the impact of changes in accounting policies, including those by the Securities and Exchange Commission and the Public Company Accounting Oversight Board; our ability to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, and/or making investments in or with, parties that compete with and/or have conflicts with customers of ours; adverse reactions by customers, vendors or other service providers to unsolicited proposals regarding the acquisition of us by another company; the additional costs of considering and possibly defending our position on such unsolicited proposals regarding the acquisition of us by another company; impact of weather or natural disasters in the areas of the world in which we operate and market our products; changes in market demand, exchange rates, productivity, or market and economic conditions in the areas of the world in which we operate and market our products, and our success in managing the risks involved in the foregoing.

We caution readers that the foregoing list of important factors is not exclusive and we incorporate by reference those factors included in current reports on Form 8-K.

Dollar amounts presented in the following discussion have been rounded to the nearest hundred thousand, unless the amounts are less than one million, in which case the amounts have been rounded to the nearest thousand.

Summary of Company Performance for First Quarter 2007 (As restated)

Net sales decreased 6% during the first quarter of our 2007 fiscal year when compared to the same period last year. Gross profit margin, or gross profit as a percentage of net sales, decreased to 32.1% during the first quarter of fiscal 2007, compared to 33.4% during the same period last year. We reported a net loss of $332,000 during the first quarter of fiscal 2007, compared to $220,000 for the comparable period last year.

During the first quarter of our 2007 fiscal year, our decrease in net sales was mostly attributable to weakness in our commercial market compared to the same period last year. Net sales in certain of our specialty markets increased during the first quarter compared to last year, offset by decreases in certain other specialty markets. We believe our net sales results reflect a temporary weakness in the enterprise fiber optic cable markets, the timing of projects and other factors affecting short-term product demand (including likely seasonality effects), and does not reflect a general trend. During the first quarter of fiscal year 2007, our manufacturing lead times decreased and our manufacturing efficiencies increased compared to the first quarter of 2006. We believe these improvements are a result of the identification and correction of certain issues, in part related to the implementation of process and system changes in connection with our new enterprise resource planning (“ERP”) system and other initiatives. As a result of the correction of these issues, we believe we are well positioned to support increased net sales – as we saw during our fourth quarter of fiscal year 2006 when we recognized $12.6 million in net sales – as market conditions improve. However, the efficiencies we gained during the quarter did not outweigh the impact of certain fixed costs being spread over lower net sales. As a result, we experienced a decrease in gross profit margins in the first quarter of fiscal year 2007 compared to the same period last year.

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

Results of Operations (As restated)

The following table sets forth and highlights fluctuations in selected line items from our condensed statements of operations for the periods indicated:

	Three Months Ended January 31
	(As restated) 2007	2006	Percent Change
Net sales	$9,300,000	9,900,000	(6.0)%
Gross profit	3,000,000	3,300,000	(9.7)
SG&A expenses	3,500,000	3,700,000	(4.5)
Net loss	(332,000)	(220,000)	(51.2)

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

Gross Profit

Gross profit margin, or gross profit as a percentage of net sales, decreased to 32.1% in the first quarter of 2007 from 33.4% in the first quarter of 2006. As a result, gross profit decreased to $3.0 million during the first quarter of fiscal 2007 compared to $3.3 million for the same period last year.

During the first quarter of fiscal year 2007, our manufacturing lead times decreased and our manufacturing efficiencies increased compared to the first quarter of 2006. We believe these improvements are a result of the identification and correction of certain issues, in part related to the implementation of process and system changes in connection with our new enterprise resource planning (“ERP”) system and other initiatives. However, the efficiencies we gained during the quarter did not outweigh the impact of certain fixed costs being spread over lower net sales. As a result, we experienced a decrease in gross profit margins in the first quarter of fiscal year 2007 compared to the same period last year.

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

Loss Before Income Taxes

We reported a loss before income tax benefit of $519,000 for the first quarter of fiscal year 2007 compared to $342,000 for the first quarter of fiscal year 2006. This increase was primarily due to the decrease in gross profit of $320,000 in the first quarter of fiscal year 2007 compared to the same period in 2006, partially offset by a decrease in SG&A expenses.

Income Tax Benefit

Income tax benefit totaled $187,000 in the first quarter of fiscal year 2007 compared to $123,000 for the same period in fiscal year 2006. Our effective tax rate was 36.0% in the first quarter of fiscal 2007 compared to 35.9% in the first quarter of fiscal 2006. Generally, fluctuations in our effective tax rates are primarily due to the amount and timing of various tax deductions and benefits, including our Extraterritorial Income Exclusion (“EIE”), which exempts from federal income taxation a portion of the net profit realized from sales outside the United States of products manufactured in the United States. The EIE is calculated by a complex analysis of all export sales and profits for the year. Fluctuations in the ratio of export sales and profitability to total sales and profitability create changes in the EIE. Additionally, the EIE benefit continues to be phased out as a result of The American Jobs Creation Act of 2004 (the “Jobs Act”). The Jobs Act generally repeals the EIE regime for transactions after December 31, 2004. The Jobs Act continues to extend EIE benefits at a reduced rate for two additional years, and continues EIE benefits indefinitely for transactions pursuant to a binding contract in effect on September 17, 2003. As passed, the Jobs Act provides transition relief by allowing taxpayers to retain a portion of their otherwise-applicable EIE benefits: 100% for transactions during calendar year 2004, 80% for transactions during calendar year 2005 and 60% for transactions during calendar year 2006. At the same time, the Jobs Act allows for a new deduction based on qualified domestic production activities.

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

Net Loss

Net loss for the first quarter of 2007 was $332,000 compared to $220,000 for the first quarter of fiscal year 2006. The increase was due primarily to the increase in the loss before taxes experienced in the first quarter of 2007 compared to the same period last year, partially offset by the increase in the tax benefit in the first quarter of 2007 compared to in the same period last year.

Financial Condition (As restated)

Total assets decreased $1.5 million, or 4.2%, to $33.3 million at January 31, 2007, from $34.8 million at October 31, 2006. This decrease was primarily due to a $2.4 million decrease in accounts receivable, net largely resulting from the decrease in net sales in the first quarter of 2007 when compared to the fourth quarter of 2006. The decrease in accounts receivable, net was partially offset by a $1.3 million increase in cash and cash equivalents. Further detail regarding the increase in cash is provided in our discussion of “Liquidity and Capital Resources.”

Total liabilities decreased $1.3 million, or 29.8%, to $3.1 million at January 31, 2007, from $4.4 million at October 31, 2006. This decrease was primarily due to a $991,000 decrease in note payable to bank, resulting from the repayment in the first quarter of fiscal year 2007 of outstanding borrowings on our bank line of credit.

Total shareholders’ equity at January 31, 2007 decreased $163,000 in the first quarter of fiscal year 2007. The decrease resulted from the net loss of $332,000, partially offset by the impact of share-based compensation totaling $169,000.

Liquidity and Capital Resources (As restated)

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

On January 31, 2007, we had working capital of $14.1 million compared to $14.4 million on October 31, 2006. The ratio of current assets to current liabilities as of January 31, 2007, was 5.7 to 1, compared to 4.4 to 1 as of October 31, 2006. The slight decrease in working capital when comparing the periods was primarily caused by the $2.4 million decrease in accounts receivable, net, partially offset by the $1.3 million increase in cash and the $991,000 decrease in note payable.

Net cash provided by operating activities was $2.9 million in the first quarter of 2007, compared to net cash used in operating activities of $147,000 in the first quarter of 2006. Net cash provided by operating activities during the first quarter of fiscal year 2007 primarily resulted from certain adjustments to reconcile net loss to net cash provided by operating activities, including depreciation and amortization of $368,000 and share-based compensation expense of $169,000. Additionally, a decrease in accounts receivable in the amount of $2.4 million and a decrease in inventories totaling $445,000, further contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by a net loss totaling $332,000. Net cash used in operating activities was $147,000 during the first quarter of 2006 and primarily resulted from an increase in inventories in the amount of $1.1 million, and a decrease in accounts payable and accrued expenses, including accrued compensation and payroll taxes totaling $1.0 million, partially offset by adjustments to reconcile net loss to net cash used in operating activities, including depreciation and amortization of $306,000 and a decrease in trade accounts receivable of $2.0 million.

Net cash used in investing activities totaled $583,000 and $769,000 in the first quarters of fiscal years 2007 and 2006, respectively. Net cash used in investing activities during the first quarters of 2007 and 2006 resulted primarily from purchases of property and equipment and advances made to a start-up connector company described further herein.

On April 22, 2005, we agreed to extend a loan to a start-up connector company, Applied Optical Systems, Inc., (the “Borrower”), specializing in the design, manufacture and sale of connectors and cable assemblies for certain niche markets. The Borrower offers complementary products to our product offering and is still in the development stage. As a development stage company, the Borrower currently has limited revenues and assets and is incurring losses. As of January 31, 2007, total assets of the Borrower, based on unaudited financial information, was equivalent to approximately 4.9% of our total assets. Total revenues of the Borrower, based on unaudited financial information, was equivalent to approximately 9.6% of our net sales for the three months ended January 31, 2007.

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

Item 4.	Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2007, first in connection with the Form 10-Q filed by the Company for this period and again in connection with this Form 10-Q/A.

In connection with the latter evaluation, a material weakness in our internal control over financial reporting was discovered by Company management. A material weakness is defined in Section 210.1-02(4) of Regulation S-X as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified arose from the existence of the following control deficiency:

The Company did not have a procedure to reconcile the price actually paid for its bare fiber inventory with the technical bare fiber archive database used for bare fiber inventory valuation purposes or to otherwise verify the cost used to value bare fiber inventory on hand at period end.

The material weakness prevented the Company from timely detecting a significant price data-entry error associated with the receipt of a large raw material shipment that occurred during the three-month period ended January 31, 2007. When the value of this raw material shipment was entered into the data-entry system incorrectly it resulted in the inventory being overvalued and caused misstatements in the Company’s reported interim financial statements for the first two quarters of fiscal 2007.

Upon discovering the price data-entry error, the Company performed extensive testing of bare fiber inventory pricing as of the end of the three month periods ended January 31, April 30 and July 31, 2007, but found no other misstatements that individually or in aggregate could be considered material.

The effects of the misstatements caused by the control deficiency are that the Company reported a smaller net loss than it should have for the first quarter ended January 31, 2007 in the amount of approximately $186,000 and reported less net income than it should have for the second quarter ended April 30, 2007 of approximately $172,000. The combined impact of the misstatements in each of the first two quarters resulted in a cumulative understatement of net loss totaling approximately $14,000 for the six month period ended April 30, 2007.

Based on management’s evaluation and as a result of the identified material weakness, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that we are able to accumulate and communicate to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, information that we are required to disclose in the reports that we file with the SEC, and to record, process, summarize and report that information within the required time periods.

Changes in Internal Control over Financial Reporting and Plan of Remediation of Material Weakness

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, after July 31, 2007, we have initiated or intend to initiate a number of remediation measures to address the material weakness identified above. The remediation measures include or are expected to include the following:

•	The Company has previously, and continues to, match invoices with purchase orders and packing slips prior to payment of invoices. Additionally, we will perform a manual control in which invoices are manually matched not only to the packing slip and original purchase order documents, but also to a technical bare fiber archive database. Reconciliation of the per unit price, quantity received and receipt date included in the technical bare fiber archive database to invoices, purchase orders and packing slips, as applicable, will provide reasonable assurance that our bare fiber inventory is appropriately recorded at historical cost.

•

During our quarterly closing process for the third quarter ended July 31, 2007 we performed price test procedures on our bare fiber inventory on hand as of January 31, 2007, April 30, 2007 and July 31, 2007 and have determined that there are no additional errors that occurred for any of the three periods that have materially affected our interim financial statements; and

•	We will perform a price test of bare fiber inventory on hand as of the end of each reporting period.

We intend to continue to evaluate our internal controls on an ongoing basis and to upgrade and enhance them as needed.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

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

In addition to historical information, this Quarterly Report on Form 10-Q/A contains or may contain certain forward-looking statements, within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Generally, the words "will," "may," "should," "continue," "believes," "expects," "intends," "anticipates," "estimates" or similar expressions identify forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the risks and uncertainties identified below and the additional risk factors included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Information.” We will sometimes set forth examples to further describe a risk factor or otherwise elaborate on a point by using the word “including.” When we use the word including in this Quarterly Report on Form 10-Q/A or in any of our other disclosures, we always mean “including, but not limited to” rather than including all examples.

A decline in the demand for fiber optic cable generally or in certain applications or for tight-buffered fiber optic cable specifically or in certain applications, in the markets we target may cause our sales to fall.

Fiber optic cable, specifically tight-buffered fiber optic cable, accounts for almost all of our sales. As a result, any decline in the demand for fiber optic cable generally or tight-buffered fiber optic cable specifically will likely adversely affect our business and its prospects, including causing our sales to fall, causing our share price to decline and limiting our future sales prospects. We focus on producing tight-buffered fiber optic cable that is used to connect optical networking equipment in short- to moderate-distance applications, including the enterprise market, and to a lesser extent, the metropolitan and access markets. Our future growth is affected by the rate at which optical networking and related optical cabling are deployed in these markets. The desire of organizations to deploy fiber optic cabling depends on such factors as end-user demand for the increased bandwidth made possible by optical networks, as well as a lack of suitable alternative technologies. Additionally, any decline in the demand for fiber optic cable used in short- to moderate-distance applications, such as metropolitan, access and enterprise networks, will likely adversely affect our business and its prospects, including causing our sales to fall, limiting our prospects for the future sales and causing a decline in our share price. If alternative fiber optic cable constructions, such as loose-tube fiber optic cable, become more accepted as alternatives to tight-buffered fiber optic cable construction in our target markets, then our business and its prospects could be adversely affected, including material decreases in our sales, adverse affects on our future prospects and potential, significant declines in our share price.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amended Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized:

OPTICAL CABLE CORPORATION
(Registrant)

Date: September 14, 2007	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: September 14, 2007	/s/ Tracy G. Smith
Tracy G. Smith
Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
3.1	Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated herein by reference to Exhibit 1 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

3.2	Bylaws of Optical Cable Corporation, as amended (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.1	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.2	Rights Agreement dated as of November 2, 2001 (incorporated herein by reference to Exhibit 4 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.3	Form of certificate representing preferred share purchase right (incorporated herein by reference to Exhibit 5 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.4	Warrant Agreement dated as of October 24, 2002 (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the Commission on February 11, 2003).

4.5	Form of warrant certificate (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed with the Commission on February 11, 2003).

4.6	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $6,500,000 (Loan No. 156779) (incorporated herein by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.7	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $2,000,000 (Loan No. 156833) (incorporated herein by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.8	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $5,000,000 (Loan No. 156809) (incorporated herein by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.9	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $2,000,000 (Loan No. 156833) (incorporated herein by reference to Exhibit 4.9 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.10	Credit Line Deed of Trust dated September 22, 2006 between Optical Cable Corporation as Grantor, John T. McCaleb and Catherine J. Hartman as Trustees, and Valley Bank as Lender (incorporated herein by reference to Exhibit 4.10 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.11	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $6,500,000 (Loan No. 156779) (incorporated herein by reference to Exhibit 4.11 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.12	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $5,000,000 (Loan No. 156809) (incorporated herein by reference to Exhibit 4.12 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

10.1*	Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated herein by reference to Exhibit 10.1 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.2*	Employment Agreement dated December 10, 2004 by and between Optical Cable Corporation and Tracy G. Smith (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2005 (file number 0-27022)).

10.3*	Employment Agreement by and between Optical Cable Corporation and Luke J. Huybrechts effective November 1, 2002 (incorporated herein by reference to Exhibit 10.2 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.5*	Optical Cable Corporation Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 1998 (file number 0-27022)).

10.6*	Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-8 No. 333-09733).

10.7*	Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.8*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.9*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.10*	Form of award agreement under the Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company Annual Report on Form 10-K for the period ended October 31, 2004).

10.11*	Optical Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.12*	Form of time vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.13*	Form of stock performance vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.14*	Form of operational performance vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

11.1	Statement regarding computation of per share earnings (incorporated by reference to note 9 of the Condensed Notes to Condensed Financial Statements contained herein).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.