Form 10-Q/A
period 2007-04-30
OPTICAL CABLE CORP
filed 2007-09-14
CIK 1000230

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

Explanatory Note

This Form 10-Q/A is being filed to amend Optical Cable Corporation’s (the “Company”) quarterly report on Form 10-Q for the three months and six months ended April 30, 2007, originally filed with the Securities and Exchange Commission (the “SEC”) on June 14, 2007. The amendment is a result of the restatement of the Company’s condensed financial statements and related financial information as of and for the three months and six months ended April 30, 2007.

The Company has restated its previously filed condensed financial statements and other financial information for the above referenced period to correct a data-entry error related to inventory. The value of one shipment of bare fiber was entered into the data-entry system incorrectly. As a result of this error, the Company has determined that its inventory at April 30, 2007 was overstated, and that its net income for the three months ended April 30, 2007 and its net loss for the six months ended April 30, 2007 were understated. For further information on the restatement, see note 14 to the condensed financial statements included herein.

All of the information in this Form 10-Q/A is as of June 14, 2007, the date the Company originally filed its Form 10-Q with the Securities and Exchange Commission, and does not reflect any subsequent information or events other than the restatement discussed in note 14 to the condensed financial statements included in this Form 10-Q/A. For the convenience of the reader, this Form 10-Q/A sets forth the originally filed Form 10-Q in its entirety. However, the following items have been amended solely as a result of, and to reflect, the restatement:

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

OPTICAL CABLE CORPORATION

Form 10-Q Index

Six Months Ended April 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

OPTICAL CABLE CORPORATION

Condensed Balance Sheets

(Unaudited)

	April 30, 2007	October 31, 2006
	(As restated - see Note 14)

Assets
Current assets:
Cash and cash equivalents	$1,887,996	$555,272
Trade accounts receivable, net of allowance for doubtful accounts of $158,186 at April 30, 2007 and $238,455 at October 31, 2006	7,149,837	8,296,996
Other receivables	97,066	115,824
Inventories	7,058,607	8,614,871
Prepaid expenses and other assets	504,162	545,057
Deferred income taxes	641,088	619,047

Total current assets	17,338,756	18,747,067

Property and equipment, net	13,300,491	13,650,007
Note receivable	2,954,457	2,244,182
Other assets, net	7,577	149,853

Total assets	$33,601,281	$34,791,109

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$1,690,900	$1,999,536
Accrued compensation and payroll taxes	622,958	761,585
Income taxes payable	469,170	553,989
Note payable to bank	—	990,724

Total current liabilities	2,783,028	4,305,834

Deferred income taxes - noncurrent	73,564	50,335

Total liabilities	2,856,592	4,356,169

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 6,203,869 shares at April 30, 2007 and 6,008,016 at October 31, 2006	3,075,315	2,670,343
Retained earnings	27,669,374	27,764,597

Total shareholders’ equity	30,744,689	30,434,940

Commitments and contingencies

Total liabilities and shareholders’ equity	$33,601,281	$34,791,109

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
	(As restated - see Note 14)		(As restated - see Note 14)
Net sales	$11,132,925	$11,239,276	$20,409,254	$21,109,596
Cost of goods sold	7,063,896	7,838,611	13,364,231	14,412,556

Gross profit	4,069,029	3,400,665	7,045,023	6,697,040

Selling, general and administrative expenses	3,697,368	3,891,033	7,184,384	7,542,880

Income (loss) from operations	371,661	(490,368)	(139,361)	(845,840)

Other income (expense), net:
Interest income	31,575	18,208	43,585	32,874
Interest expense	(31,491)	(5,465)	(54,323)	(5,465)
Other, net	(1,283)	(4,533)	1,917	(6,008)

Other income (expense), net	(1,199)	8,210	(8,821)	21,401

Income (loss) before income taxes	370,462	(482,158)	(148,182)	(824,439)

Income tax expense (benefit)	133,700	(172,948)	(52,959)	(295,716)

Net income (loss)	$236,762	$(309,210)	$(95,223)	$(528,723)

Net income (loss) per share:
Basic and diluted	$0.04	$(0.05)	$(0.02)	$(0.09)

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statement of Shareholders’ Equity

(Unaudited)

	Six Months Ended April 30, 2007
	(As restated - see Note 14)
	Common Stock		Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balances at October 31, 2006	6,008,016	$2,670,343	$27,764,597	$30,434,940

Share-based compensation, net	194,521	398,472	—	398,472
Exercise of warrants ($4.88 per share)	1,332	6,500	—	6,500
Net loss	—	—	(95,223)	(95,223)

Balances at April 30, 2007	6,203,869	$3,075,315	$27,669,374	$30,744,689

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended April 30,
	2007	2006
	(As restated - see Note 14)
Cash flows from operating activities:
Net loss	$(95,223)	$(528,723)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	787,165	624,357
Bad debt recovery	(65,830)	(6,925)
Deferred income tax expense (benefit)	1,188	(225,426)
Share-based compensation expense	398,472	314,198
Loss on disposal of machinery and equipment	1,151	—
(Increase) decrease in:
Trade accounts receivable	1,117,714	27,586
Other receivables	18,758	(155,374)
Inventories	1,556,264	(1,553,027)
Prepaid expenses and other assets	(11,746)	(15,230)
Other assets, net	136,376	140,051
Increase (decrease) in:
Accounts payable and accrued expenses	(301,746)	753,055
Accrued compensation and payroll taxes	(138,627)	(1,301,689)
Income taxes payable	(84,819)	(72,989)

Net cash provided by (used in) operating activities	3,319,097	(2,000,136)

Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(387,149)	(1,162,445)
Investment in other assets	—	(32,355)
Note receivable	(615,000)	(500,000)

Net cash used in investing activities	(1,002,149)	(1,694,800)

Cash flows from financing activities:
Proceeds from note payable to bank, net	—	426,832
Repayment of note payable to bank	(990,724)	—
Payments for financing costs	—	(21,728)
Proceeds from exercise of warrants	6,500	2,268

Net cash provided by (used in) financing activities	(984,224)	407,372

Net increase (decrease) in cash and cash equivalents	1,332,724	(3,287,564)

Cash and cash equivalents at beginning of period	555,272	3,290,133

Cash and cash equivalents at end of period	$1,887,996	$2,569

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

The Company has restated its previously filed condensed financial statements and other financial information as of and for the three month and six month period ended April 30, 2007 to correct a data-entry error related to inventory. For further information on the restatement, see note 14 to the condensed financial statements included herein.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2007

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Share-based compensation expense	$250,511	$195,728	$452,325	$325,645
Less income tax benefit	90,184	70,462	162,837	117,232

Share-based compensation expense, net	$160,327	$125,266	$289,488	$208,413

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2007

(Unaudited)

Stock option activity during the six months ended April 30, 2007 is as follows:

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term (in yrs)
Outstanding at October 31, 2006	235,589	$7.68	5.27
Forfeited	(9,878)	$7.20	—

Outstanding at April 30, 2007	225,711	$7.70	4.77

Exercisable at April 30, 2007	225,711	$7.70	4.77

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

(4)	Inventories

Inventories as of April 30, 2007 and October 31, 2006 consist of the following:

	April 30, 2007	October 31, 2006
	(As restated)
Finished goods	$2,697,782	$3,604,021
Work in process	1,577,598	1,583,952
Raw materials	2,520,162	3,248,907
Production supplies	263,065	177,991

Total	$7,058,607	$8,614,871

(5)	Note Receivable

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2007

(Unaudited)

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

Three Months Ended April 30, 2007	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share, as restated	$236,762	6,066,511	$0.04

Effect of dilutive stock options and warrants	—	19,019

Diluted net income per share, as restated	$236,762	6,085,530	$0.04

Three Months Ended April 30, 2006	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount

Basic net loss per share	$(309,210)	5,999,462	$(0.05)

Effect of dilutive stock options and warrants	—	—

Diluted net loss per share	$(309,210)	5,999,462	$(0.05)

Six Months Ended April 30, 2007	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount

Basic net loss per share, as restated	$(95,223)	6,036,778	$(0.02)

Effect of dilutive stock options and warrants	—	—

Diluted net loss per share, as restated	$(95,223)	6,036,778	$(0.02)

Six Months Ended April 30, 2006	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount

Basic net loss per share	$(528,723)	5,902,220	$(0.09)

Effect of dilutive stock options and warrants	—	—

Diluted net loss per share	$(528,723)	5,902,220	$(0.09)

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

(14)	Restatement

Subsequent to the issuance of the condensed financial statements for the three months ended April 30, 2007, and during the preparation of the condensed financial statements for the three months ended July 31, 2007, the Company’s management team discovered that a price data-entry error had been made during the three-month period ended January 31, 2007. The price data-entry error was associated with the receipt of a large raw material shipment. When the value of this raw material shipment was entered into the data-entry system incorrectly it resulted in the inventory being overvalued by approximately $293,000 at January 31, 2007 and approximately $23,000 at April 30, 2007.

The Company has restated the condensed financial statements as of and for the three months ended January 31, 2007, and has restated the accompanying condensed financial statements as of and for the three and six month periods ended April 30, 2007, to correct for misstatements.

The correction of the misstatements resulted in an increase in the Company’s net loss of approximately $186,000, or $0.04 per share (basic and fully diluted), for the three months ended January 31, 2007. The correction of the misstatements also resulted in an increase in the Company’s net income of approximately $172,000, or $0.03 per share (basic and fully diluted), for the three months ended April 30, 2007. The combined impact of the misstatements was an understatement of net loss totaling approximately $14,000, or $0.01 per share (basic and fully diluted), for the six month period ended April 30, 2007.

The Company has set forth the effects of the restatement to the condensed financial statements below as of and for the three and six month periods ended April 30, 2007.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2007

(Unaudited)

As a result of the error, the Company has restated the accompanying Condensed Financial Statements as of and for the three months and six months ended April 30, 2007 to correct for this error.

The following table presents the effect of the restatement on the Condensed Balance Sheet:

	April 30, 2007
	(As previously reported)	(Adjustments)	(As restated)
Assets
Current assets:
Cash and cash equivalents	$1,887,996	$—	$1,887,996
Trade accounts receivable, net of allowance for doubtful accounts of $158,186 at April 30, 2007 and $238,455 at October 31, 2006	7,149,837	—	7,149,837
Other receivables	97,066	—	97,066
Inventories	7,081,446	(22,839)	7,058,607
Prepaid expenses and other assets	504,162	—	504,162
Deferred income taxes	641,088	—	641,088

Total current assets	17,361,595	(22,839)	17,338,756
Property and equipment, net	13,300,491	—	13,300,491
Note receivable	2,954,457	—	2,954,457
Other assets, net	7,577	—	7,577

Total assets	$33,624,120	$(22,839)	$33,601,281

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,690,900	$—	$1,690,900
Accrued compensation and payroll taxes	622,958	—	622,958
Income taxes payable	477,531	(8,361)	469,170
Note payable to bank	—	—	—

Total current liabilities	2,791,389	(8,361)	2,783,028
Deferred income taxes - noncurrent	73,564	—	73,564

Total liabilities	2,864,953	(8,361)	2,856,592

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 6,203,869 shares at April 30, 2007 and 6,008,016 at October 31, 2006	3,075,315	—	3,075,315
Retained earnings	27,683,852	(14,478)	27,669,374

Total shareholders’ equity	30,759,167	(14,478)	30,744,689
Commitments and contingencies

Total liabilities and shareholders’ equity	$33,624,120	$(22,839)	$33,601,281

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2007

(Unaudited)

The following table presents the effect of the restatement on the Condensed Statement of Operations:

	Three Months Ended April 30, 2007
	(As previously reported)	(Adjustments)	(As restated)
Net sales	$11,132,925	$—	$11,132,925
Cost of goods sold	7,334,288	(270,392)	7,063,896

Gross profit	3,798,637	270,392	4,069,029
Selling, general and administrative expenses	3,697,368		3,697,368

Income from operations	101,269	270,392	371,661
Other income (expense), net:
Interest income	31,575	—	31,575
Interest expense	(31,491)	—	(31,491)
Other, net	(1,283)	—	(1,283)

Other income (expense), net	(1,199)	—	(1,199)

Income before income taxes	100,070	270,392	370,462
Income tax expense	35,355	98,345	133,700

Net income	$64,715	$172,047	$236,762

Net income per share:
Basic and diluted	$0.01	$0.03	$0.04

	Six Months Ended April 30, 2007
	(As previously reported)	(Adjustments)	(As restated)
Net sales	$20,409,254	$—	$20,409,254
Cost of goods sold	13,341,392	22,839	13,364,231

Gross profit	7,067,862	(22,839)	7,045,023
Selling, general and administrative expenses	7,184,384	—	7,184,384

Loss from operations	(116,522)	(22,839)	(139,361)
Other income (expense), net:
Interest income	43,585	—	43,585
Interest expense	(54,323)	—	(54,323)
Other, net	1,917	—	1,917

Other income (expense), net	(8,821)	—	(8,821)

Loss before income taxes	(125,343)	(22,839)	(148,182)
Income tax benefit	(44,598)	(8,361)	(52,959)

Net loss	$(80,745)	$(14,478)	$(95,223)

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)	$(0.02)

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2007

(Unaudited)

The following table presents the effect of the restatement on the Condensed Statement of Cash Flows:

	Six Months Ended April 30, 2007
	(As previously reported)	(Adjustments)	(As restated)
Cash flows from operating activities:
Net loss	$(80,745)	$(14,478)	$(95,223)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	787,165	—	787,165
Bad debt recovery	(65,830)	—	(65,830)
Deferred income tax expense	1,188	—	1,188
Share-based compensation expense	398,472	—	398,472
Loss on disposal of machinery and equipment	1,151	—	1,151
(Increase) decrease in:
Trade accounts receivable	1,117,714	—	1,117,714
Other receivables	18,758	—	18,758
Inventories	1,533,425	22,839	1,556,264
Prepaid expenses and other assets	(11,746)	—	(11,746)
Other assets, net	136,376	—	136,376
Increase (decrease) in:
Accounts payable and accrued expenses	(301,746)	—	(301,746)
Accrued compensation and payroll taxes	(138,627)	—	(138,627)
Income taxes payable	(76,458)	(8,361)	(84,819)

Net cash provided by operating activities	3,319,097	—	3,319,097

Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(387,149)	—	(387,149)
Investment in other assets	—	—	—
Note receivable	(615,000)	—	(615,000)

Net cash used in investing activities	(1,002,149)	—	(1,002,149)

Cash flows from financing activities:
Proceeds from note payable to bank, net	—	—	—
Repayment of note payable to bank	(990,724)	—	(990,724)
Payments for financing costs	—	—	—
Proceeds from exercise of warrants	6,500	—	6,500

Net cash used in financing activities	(984,224)	—	(984,224)

Net increase in cash and cash equivalents	1,332,724	—	1,332,724
Cash and cash equivalents at beginning of period	555,272	—	555,272

Cash and cash equivalents at end of period	$1,887,996	$—	$1,887,996

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the condensed financial statements and related notes included elsewhere in this report and such discussion and analysis gives effect to the restatement discussed in note 14 to the condensed financial statements.

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

We caution readers that the foregoing list of important factors is not exclusive. We incorporate by reference those factors included in current reports on Form 8-K and in our annual reports on Form 10-K. We also incorporate by reference the disclosures set forth in Part II, Item 1A. of this Form 10-Q/A.

Dollar amounts presented in the following discussion have been rounded to the nearest hundred thousand, unless the amounts are less than one million, in which case the amounts have been rounded to the nearest thousand.

Summary of Company Performance for Second Quarter 2007 (As restated)

During the second quarter of our 2007 fiscal year, net sales decreased slightly to $11.1 million compared to $11.2 million during the same period last year. However, net sales sequentially increased $1.9 million or 20.0% during the second quarter when compared to the first quarter of fiscal year 2007. At the same time, gross profit margin, or gross profit as a percentage of net sales, increased to 36.5% during the second quarter of fiscal year 2007 compared to 30.3% during the same period last year. We reported net income of $237,000 during the second quarter of fiscal year 2007, compared to a net loss of $309,000 for the comparable period last year.

For the six months ended April 30, 2007, net sales decreased 3.3% to $20.4 million compared to $21.1 million for the same period last year. Gross profit margin increased to 34.5% compared to 31.7% for the same period last year. We reported a net loss of $95,000 during the first half of fiscal year 2007 compared to a net loss of $529,000 for the same period last year.

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

Results of Operations (As restated)

The following table sets forth and highlights fluctuations in selected line items from our condensed statements of operations for the periods indicated:

	Three Months Ended April 30,		Percent Change	Six Months Ended April 30,		Percent Change
	2007	2006		2007	2006
	(As restated)			(As restated)
Net sales	11,133,000	11,239,000	(0.9)%	20,409,000	21,110,000	(3.3)%
Gross profit	4,069,000	3,401,000	19.7%	7,045,000	6,697,000	5.2%
SG&A expenses	3,697,000	3,891,000	(5.0)%	7,184,000	7,543,000	(4.8)%

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

Gross Profit

Gross profit margin, or gross profit as a percentage of net sales, increased to 36.5% in the second quarter of fiscal year 2007 from 30.3% in the second quarter of fiscal year 2006. As a result, gross profit increased 19.7% to $4.1 million for the second quarter of fiscal year 2007 compared to $3.4 million for the same period in 2006, despite the 0.9% decrease in net sales for the same period.

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

Income (Loss) Before Income Taxes

We reported income before income taxes of $370,000 for the second quarter of fiscal year 2007 compared to a loss before income taxes of $482,000 for the second quarter of fiscal year 2006. This change was primarily due to an increase in gross profit of $668,000 and a decrease in SG&A expenses totaling $194,000 in the second quarter of 2007 compared to the same period in fiscal year 2006.

Income Tax Expense (Benefit)

Income tax expense totaled $134,000 for the second quarter of fiscal year 2007 compared to income tax benefit of $173,000 for the same period in fiscal year 2006. Our effective tax rate was 36.1% in the second quarter of fiscal 2007 compared to 35.9% in the second quarter of fiscal 2006. Generally, fluctuations in our effective tax rates are primarily due to the amount and timing of various tax deductions and benefits.

Net Income (Loss)

Net income for the second quarter of fiscal year 2007 was $237,000 compared to a net loss of $309,000 for the second quarter of fiscal year 2006. This change was due primarily to income before taxes experienced in the second quarter of fiscal year 2007 compared to a loss before taxes for the comparable period last year, partially offset by tax expense in the second quarter of 2007 compared to a tax benefit in the second quarter of fiscal year 2006.

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

Gross Profit

Gross profit margin, or gross profit as a percentage of net sales, increased to 34.5% for the first half of fiscal year 2007 from 31.7% for the same period last year. As a result, gross profit increased 5.2% to $7.0 million for the first half of fiscal 2007 from $6.7 million for the same period in 2006, despite the 3.3% decrease in net sales for the same period.

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

Loss Before Income Taxes

We reported a loss before income taxes of $148,000 for the first half of fiscal year 2007 compared to $824,000 for the first half of fiscal year 2006. This decrease was primarily due to an increase in gross profit of $348,000 and a decrease in SG&A expenses totaling $358,000 in the first half of 2007 when compared to the same period in fiscal year 2006.

Income Tax Benefit

Income tax benefit totaled $53,000 for the first half of fiscal year 2007 compared to $296,000 for the same period in fiscal 2006. Our effective tax rate was 35.7% in the first half of 2007 compared to 35.9% in the first half of 2006. Generally, fluctuations in our effective tax rates are primarily due to the amount and timing of various tax deductions and benefits.

Net Loss

Net loss for the first half of 2007 was $95,000 compared to $529,000 for the first half of fiscal 2006. The improved results were primarily due to the decrease in the loss before taxes experienced in the first half of fiscal year 2007 compared to the same period last year, partially offset by the decrease in the tax benefit in the first half of fiscal year 2007 compared to the same period last year.

Financial Condition (As restated)

Total assets decreased $1.2 million, or 3.4%, to $33.6 million at April 30, 2007, from $34.8 million at October 31, 2006. This decrease was primarily due to a $1.6 million decrease in inventories and a $1.1 million decrease in accounts receivable, net partially offset by a $1.3 million increase in cash and cash equivalents. The inventory decrease was largely a result of efforts to optimize inventory levels and the timing of purchases of raw materials. Our new ERP system allows us to better plan inventory types and quantities on hand by increasing visibility of inventory available for use in production and providing improved tools for production planning. Accounts receivable decreased primarily as a result of the decrease in net sales when comparing net sales for the second quarter of fiscal year 2007, totaling $11.1 million, to net sales for the fourth quarter of fiscal year 2006, totaling $12.6 million. Further detail regarding the increase in cash is provided in our discussion of “Liquidity and Capital Resources.”

Total liabilities decreased $1.5 million, or 34.4%, to $2.9 million at April 30, 2007, from $4.4 million at October 31, 2006. This decrease was primarily due to a $991,000 decrease in note payable to bank, resulting from the repayment in the first half of fiscal year 2007 of outstanding borrowings on our bank line of credit, and a decrease of $447,000 in accounts payable and accrued expenses (including accrued compensation and payroll taxes), largely due to the timing of related payments when comparing the two periods.

Total shareholders’ equity at April 30, 2007 increased $310,000 in the first half of fiscal year 2007. The increase resulted from the impact of share-based compensation totaling $398,000, partially offset by a net loss of $95,000.

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

On April 30, 2007, we had working capital of $14.6 million compared to $14.4 million on October 31, 2006. The ratio of current assets to current liabilities as of April 30, 2007, was 6.2 to 1, compared to 4.4 to 1 as of October 31, 2006. The increase in working capital when comparing the periods was primarily caused by the $1.3 million increase in cash, the $991,000 decrease in note payable, the $447,000 decrease in accounts payable and accrued expenses (including accrued compensation and payroll taxes), partially offset by the $1.6 million decrease in inventories and the $1.1 million decrease in accounts receivable, net.

On March 26, 2007, our Board of Directors approved a plan to purchase and retire up to 300,100 shares of our common stock, or approximately 5% of the shares then outstanding. We anticipate that the purchases will be made over a 12-month period. No shares had been repurchased as of April 30, 2007.

Net cash provided by operating activities was $3.3 million in the first half of fiscal year 2007, compared to net cash used in operating activities of $2.0 million in the first half of fiscal year 2006. Net cash provided by operating activities during the first half of fiscal year 2007 primarily resulted from certain adjustments to reconcile net loss to net cash provided by operating activities, including depreciation and amortization of $787,000 and share-based compensation expense of $398,000. Additionally, the decrease in accounts receivable in the amount of $1.1 million and the decrease in inventories totaling $1.6 million further contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by a net loss totaling $95,000 and the decrease in accounts payable and accrued expenses (including accrued compensation and payroll taxes) in the amount of $447,000. Net cash used in operating activities during the first half of 2006 primarily resulted from a net loss of $529,000, an increase in inventories in the amount of $1.6 million and a decrease in accrued compensation and payroll taxes totaling $1.3 million, partially offset by adjustments to reconcile net loss to net cash used in operating activities, including depreciation and amortization of $624,000, an increase in accounts payable and accrued expenses of $753,000 and stock-based compensation expense of $314,000.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2007, first in connection with the Form 10-Q filed by the Company for this period and again in connection with this Form 10-Q/A.

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

Changes in Internal Control over Financial Reporting and Plan of Remediation of Material Weakness

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, after July 31, 2007, we have initiated or intend to initiate a number of remediation measures to address the material weakness identified above. The remediation measures include or are expected to include the following:

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

The market for fiber optic cables, including the short-to moderate-distance markets in which our products are concentrated, is highly competitive. We compete with large, integrated fiber optic cable manufacturers such as Corning Cabling Systems, OFS, Alcatel and Draka, as well as with other large fiber optic cable manufacturers such as General Cable, Belden, AFL Telecommunications, Hitachi, Nexans (doing business as Berk-Tek), CommScope and others. Some of our competitors are more established, benefit from greater market recognition and have much greater financial, research and development, production and marketing resources than we do. Competition could increase if new companies enter the market or if existing competitors expand their product lines.

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

(c)	A brief description of each matter voted upon at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, including a separate tabulation with respect to each nominee for office follows:

1.	To elect the following six directors to serve for the terms of office specified in the proxy statement and until their successors are duly elected and qualified.

Director	Votes for	Votes against	Votes abstaining	Broker non-votes
Neil D. Wilkin, Jr.	4,509,473	—	592,370	—
Luke J. Huybrechts	4,516,316	—	585,527	—
Randall H. Frazier	4,577,464	—	524,379	—
John M. Holland	4,436,772	—	665,071	—
Craig H. Weber	4,577,526	—	524,317	—
John B. Williamson, III	4,740,369	—	361,474	—

2.	To ratify the selection of KPMG LLP as the independent registered public accounting firm for the Company.

Votes for	Votes against	Votes abstaining	Broker non-votes
5,034,548	52,296	15,000	—

PART II. OTHER INFORMATION

3.	To consider the proposal by a shareholder requesting the Board of Directors to redeem or revoke the shareholder rights plan in effect with the Company since November 2001.

Votes for	Votes against	Votes abstaining	Broker non-votes
1,535,645	1,599,076	19,731	1,947,392

PART II. OTHER INFORMATION

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are filed as part of, and incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: September 14, 2007	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: September 14, 2007	/s/ Tracy G. Smith
Tracy G. Smith
Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

3.1	Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated herein by reference to Exhibit 1 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

3.2	Bylaws of Optical Cable Corporation, as amended (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.1	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.2	Rights Agreement dated as of November 2, 2001 (incorporated herein by reference to Exhibit 4 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.3	Form of certificate representing preferred share purchase right (incorporated herein by reference to Exhibit 5 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.4	Warrant Agreement dated as of October 24, 2002 (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the Commission on February 11, 2003).

4.5	Form of warrant certificate (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed with the Commission on February 11, 2003).

4.6	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $6,500,000 (Loan No. 156779) (incorporated herein by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.7	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $2,000,000 (Loan No. 156833) (incorporated herein by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.8	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $5,000,000 (Loan No. 156809) (incorporated herein by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.9	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $2,000,000 (Loan No. 156833) (incorporated herein by reference to Exhibit 4.9 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.10	Credit Line Deed of Trust dated September 22, 2006 between Optical Cable Corporation as Grantor, John T. McCaleb and Catherine J. Hartman as Trustees, and Valley Bank as Lender (incorporated herein by reference to Exhibit 4.10 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.11	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $6,500,000 (Loan No. 156779) (incorporated herein by reference to Exhibit 4.11 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.12	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $5,000,000 (Loan No. 156809) (incorporated herein by reference to Exhibit 4.12 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

10.1*	Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated herein by reference to Exhibit 10.1 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.2*	Employment Agreement dated December 10, 2004 by and between Optical Cable Corporation and Tracy G. Smith (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2005 (file number 0-27022)).

10.3*	Employment Agreement by and between Optical Cable Corporation and Luke J. Huybrechts effective November 1, 2002 (incorporated herein by reference to Exhibit 10.2 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.5*	Optical Cable Corporation Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 1998 (file number 0-27022)).

10.6*	Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-8 No. 333-09733).

10.7*	Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.8*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.9*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.10*	Form of award agreement under the Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company Annual Report on Form 10-K for the period ended October 31, 2004).

10.11*	Optical Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.12*	Form of time vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.13*	Form of stock performance (Company stock performance measure) vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.14*	Form of operational performance (individual participant performance measure) vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.15*	Form of operational performance (Company financial performance measure) vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2007).

10.16	Redemption Agreement by and between Optical Cable Corporation and BB&T Investment Services, Inc. dated March 27, 2007 (incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2007).

11.1	Statement regarding computation of per share earnings (incorporated by reference to note 9 of the Condensed Notes to Condensed Financial Statements contained herein).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.