Form 10-Q
period 2007-07-31
OPTICAL CABLE CORP
filed 2007-09-14
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

As of September 5, 2007, 6,099,353 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Nine Months Ended July 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

OPTICAL CABLE CORPORATION

Condensed Balance Sheets

(Unaudited)

	July 31, 2007	October 31, 2006
Assets

Current assets:
Cash and cash equivalents	$2,432,277	$555,272
Trade accounts receivable, net of allowance for doubtful accounts of $239,134 at July 31, 2007 and $238,455 at October 31, 2006	7,480,749	8,296,996
Other receivables	142,095	115,824
Inventories	7,270,241	8,614,871
Prepaid expenses and other assets	501,073	545,057
Deferred income taxes	634,545	619,047

Total current assets	18,460,980	18,747,067

Property and equipment, net	13,043,204	13,650,007
Note receivable	3,230,677	2,244,182
Other assets, net	50,979	149,853

Total assets	$34,785,840	$34,791,109

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$1,945,894	$1,999,536
Accrued compensation and payroll taxes	1,070,594	761,585
Income taxes payable	360,796	553,989
Note payable to bank	—	990,724

Total current liabilities	3,377,284	4,305,834

Deferred income taxes - noncurrent	490,196	50,335

Total liabilities	3,867,480	4,356,169

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 6,099,910 shares at July 31, 2007 and 6,008,016 at October 31, 2006	3,236,589	2,670,343
Retained earnings	27,681,771	27,764,597

Total shareholders’ equity	30,918,360	30,434,940
Commitments and contingencies

Total liabilities and shareholders’ equity	$34,785,840	$34,791,109

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
Net sales	$11,693,947	$11,579,575	$32,103,201	$32,689,171
Cost of goods sold	6,992,450	7,603,076	20,356,681	22,015,632

Gross profit	4,701,497	3,976,499	11,746,520	10,673,539

Selling, general and administrative expenses	3,861,658	3,670,678	11,046,042	11,213,558

Income (loss) from operations	839,839	305,821	700,478	(540,019)

Other income (expense), net:
Interest income	37,300	—	80,885	32,874
Interest expense	(24,450)	(26,690)	(78,773)	(32,155)
Other, net	—	(510)	1,917	(6,518)

Other income (expense), net	12,850	(27,200)	4,029	(5,799)

Income (loss) before income taxes	852,689	278,621	704,507	(545,818)

Income tax expense (benefit)	314,970	150,647	262,011	(145,069)

Net income (loss)	$537,719	$127,974	$442,496	$(400,749)

Net income (loss) per share:
Basic and diluted	$0.09	$0.02	$0.07	$(0.07)

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statement of Shareholders’ Equity

(Unaudited)

	Nine Months Ended July 31, 2007
	Common Stock		Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balances at October 31, 2006	6,008,016	$2,670,343	$27,764,597	$30,434,940

Share-based compensation, net	189,659	559,370	—	559,370

Repurchase and retirement of common stock (at cost)	(99,174)	—	(525,322)	(525,322)
Exercise of warrants ($4.88 per share)	1,409	6,876	—	6,876
Net income	—	—	442,496	442,496

Balances at July 31, 2007	6,099,910	$3,236,589	$27,681,771	$30,918,360

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended July 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$442,496	$(400,749)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,191,200	976,559
Bad debt expense (recovery)	15,118	(22,796)
Deferred income tax expense (benefit)	424,363	(386,581)
Share-based compensation expense	559,370	542,033
Loss on disposal of machinery and equipment	1,151	—
(Increase) decrease in:
Trade accounts receivable	705,854	466,929
Other receivables	(26,271)	(16,933)
Inventories	1,344,630	(417,294)
Prepaid expenses and other assets	(33,107)	(97,870)
Accrued interest on note receivable	—	(36,393)
Other assets, net	143,953	147,628
Increase (decrease) in:
Accounts payable and accrued expenses	(62,178)	(468,007)
Accrued compensation and payroll taxes	309,009	(1,176,067)
Income taxes payable	(193,193)	238,812

Net cash provided by (used in) operating activities	4,822,395	(650,729)

Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(545,000)	(1,857,574)
Investment in other assets	—	(128,823)
Note receivable	(891,220)	(780,650)

Net cash used in investing activities	(1,436,220)	(2,767,047)

Cash flows from financing activities:
Proceeds from note payable to bank, net	—	148,965
Repayment of note payable to bank	(990,724)	—
Payments for financing costs	—	(23,590)
Repurchase of common stock	(525,322)	—
Proceeds from exercise of warrants	6,876	2,268

Net cash provided by (used in) financing activities	(1,509,170)	127,643

Net increase (decrease) in cash and cash equivalents	1,877,005	(3,290,133)
Cash and cash equivalents at beginning of period	555,272	3,290,133

Cash and cash equivalents at end of period	$2,432,277	$—

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Nine Months Ended July 31, 2007

(Unaudited)

(1)	General

The accompanying unaudited condensed financial statements of Optical Cable Corporation (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2007 are not necessarily indicative of the results for the fiscal year ending October 31, 2007 because the following items, among other things, may impact those results: changes in market conditions, seasonality, changes in technology, competitive conditions, ability of management to execute its business plans, as well as other variables and contingencies set forth as risks in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006 or as otherwise identified in other filings by the Company as risks possibly affecting future results. The unaudited condensed financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. For further information, refer to the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2006.

The Company has restated its previously filed condensed financial statements and other financial information as of and for the three month period ended January 31, 2007, and as of and for the three month and six month period ended April 30, 2007 to correct a data-entry error related to inventory. For further information on the restatement, see the respective Form 10-Q/As filed with the Securities and Exchange Commission (the “SEC”).

(2)	Stock Option Plan and Other Stock-Based Compensation

As of July 31, 2007, there were approximately 588,000 remaining shares available for grant under the Optical Cable Corporation 2005 Stock Incentive Plan (the “2005 Plan”).

Share-based compensation expense (including the expense for both stock option awards granted prior to July 2002, and restricted stock awards granted to both employees and non-employee members of the Company’s Board of Directors) recognized in the condensed statement of operations for the three months and nine months ended July 31, 2007 was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
Share-based compensation expense	$185,499	$236,304	$637,824	$560,964
Less income tax benefit	66,780	85,069	229,617	201,947

Share-based compensation expense, net	$118,719	$151,235	$408,207	$359,017

Stock Option Awards

Employees and outside contractors were issued options to purchase common stock, all of which were issued prior to July 2002. Additionally, during 2002, non-employee members of the Company’s Board of Directors were granted options to purchase shares of the Company’s common stock. The exercise price equaled the market price of the Company’s common stock on the date of grant. Stock option activity during the nine months ended July 31, 2007 is as follows:

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term (in yrs)
Outstanding at October 31, 2006	235,589	$7.68	5.27
Forfeited	(14,567)	$7.20	—

Outstanding at July 31, 2007	221,022	$7.72	4.52

Exercisable at July 31, 2007	221,022	$7.72	4.52

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Nine Months Ended July 31, 2007

(Unaudited)

Compensation cost related to stock options granted to employees and non-employees prior to July 2002 under the 1996 Plan was fully recognized in the second quarter of fiscal year 2007. Therefore, the Company did not record compensation expense related to its stock option awards during the three months ended July 31, 2007. Compensation cost related to stock option awards for the nine months ended July 31, 2007 totaled $28,964. The Company recorded compensation expense related to its stock option awards totaling $44,014 and $107,432, respectively, during the three months and nine months ended July 31, 2006.

As of July 31, 2007, all compensation cost related to stock options previously granted has been recognized.

Restricted Stock Awards

The Company has granted, and anticipates granting from time to time, restricted stock awards pursuant to approval by the Compensation Committee of the Board of Directors.

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

Restricted stock award activity during the nine months ended July 31, 2007 consisted of restricted share grants of 204,835 shares, and 15,176 restricted shares forfeited or withheld for taxes.

The Company recorded compensation expense related to its restricted stock awards for employees and non-employee Directors totaling $185,499 and $608,860, respectively, during the three months and nine months ended July 31, 2007, and $192,290 and $453,532, respectively, during the three months and nine months ended July 31, 2006.

As of July 31, 2007, the maximum amount of compensation cost related to unvested equity-based compensation awards in the form of service-based, market condition-based, and operational performance-based shares that the Company will have to recognize over a 3.2 year weighted-average period is $2.2 million.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Nine Months Ended July 31, 2007

(Unaudited)

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the nine months ended July 31, 2007 and 2006 follows:

	Nine Months Ended July 31,
	2007	2006
Balance at beginning of period	$238,455	$454,550
Bad debt expense (recovery)	15,118	(22,796)
Losses charged to allowance	(16,440)	(19,645)
Recoveries added to allowance	2,001	3,260

Balance at end of period	$239,134	$415,369

A prior distributor for the Company filed for protection from its creditors under bankruptcy laws in January 2001. The Company recognized recoveries totaling $20,400 from the bankrupt estate of the prior distributor during the year ended October 31, 2006 and may recover additional amounts in the future. Subsequent recoveries, if any, from the bankrupt estate of this distributor will be recognized when payment is received, in accordance with U.S. generally accepted accounting principles.

(4)	Inventories

Inventories as of July 31, 2007 and October 31, 2006 consisted of the following:

	July 31, 2007	October 31, 2006
Finished goods	$2,568,025	$3,604,021
Work in process	1,566,049	1,583,952
Raw materials	2,905,380	3,248,907
Production supplies	230,787	177,991

Total	$7,270,241	$8,614,871

(5)	Note Receivable

On April 22, 2005, the Company agreed to extend a loan to a start-up connector company, Applied Optical Systems, Inc. (the “Borrower”), specializing in the design, manufacture and sale of connectors and cable assemblies for certain niche markets. The Borrower offers complementary products to the Company’s product offering and is still in the development stage. As a development stage company, the Borrower currently has limited revenues and assets and is incurring net losses. As of July 31, 2007, total assets of the Borrower, based on unaudited financial information, was equivalent to approximately 5.4% of the Company’s total assets. Total revenue of the Borrower, based on unaudited financial information, was equivalent to approximately 7.8% and 7.2%, respectively, of the Company’s net sales for the three month and the nine month periods ended July 31, 2007.

This loan, and the related transactions described further herein, is part of a strategy designed to provide the Company with the ability to expand its product line offering in certain market niches in which the Company currently sells its fiber optic cable products and to preserve channels to market for the Company’s existing product line offering in those market niches over the longer term.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Nine Months Ended July 31, 2007

(Unaudited)

Through July 31, 2007, the Company had advanced a total of $3,288,379, net (including some accrued interest and accounts receivable from certain product sales) to the Borrower. The note receivable, which matures July 31, 2008, is collateralized by all of the Borrower’s tangible and intangible property and bears interest at six percent (6%) per annum. Two of the founders of the Borrower have also personally guaranteed amounts up to two-thirds of the principal balance outstanding on the note receivable plus two-thirds of any accrued interest related to the note receivable. In connection with the loan, the Company was issued a warrant by the Borrower which, as amended, gives the Company the right to purchase a fifty-six percent (56%) equity interest in the Borrower on a fully diluted, as converted basis, for a purchase price of $1,500,000. In addition, the Company was granted the right to purchase all other outstanding equity of the Borrower at various times from 2009 through 2012, at a fixed multiple of trailing earnings before interest and taxes (EBIT), conditioned upon the Company’s exercise of the warrant or the Borrower’s failure to repay the loan when due. The note receivable is callable by the Company at any time. The Company’s rights under the warrant terminate if the warrant is not exercised prior to the expiration date. The Company has not made any additional advances to the Borrower subsequent to July 31, 2007.

The Company sold fiber optic cables to the Borrower totaling $13,388 and $134,042 during the three and nine months ended July 31, 2007, respectively. During the three months ended July 31, 2007, the Borrower sold product to the Company totaling $69,800. The Company has included $95,275 related to the sale of product to the Borrower in note receivable in the accompanying condensed balance sheet as of July 31, 2007.

The Company recorded interest income related to the loan totaling $32,874 during fiscal year 2006, all of which is included in note receivable in the accompanying condensed balance sheet as of July 31, 2007.

(6)	Product Warranties

As of July 31, 2007 and October 31, 2006, the Company’s accrual for estimated product warranty claims totaled $65,000 and $75,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense, net of recoveries, for the three months and nine months ended July 31, 2007 totaled $20,165 and $56,908, respectively. Warranty claims expense for the three months and nine months ended July 31, 2006 totaled $30,254 and $97,353, respectively.

The following table summarizes the changes in the Company’s accrual for product warranties during the nine months ended July 31, 2007 and 2006:

	Nine Months Ended July 31,
	2007	2006
Balance at beginning of period	$75,000	$100,000
Liabilities accrued for warranties issued during the period	71,427	111,711
Warranty claims and costs paid during the period	(66,908)	(97,353)
Changes in liability for pre-existing warranties during the period	(14,519)	(14,358)

Balance at end of period	$65,000	$100,000

(7)	Warrants

During fiscal year 2003, the Company issued 250,000 warrants to class members defined in a consolidated class action lawsuit by the claims administrator for the class members in connection with shareholder litigation arising from actions of the Company’s former chief executive officer. Each warrant entitles the

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Nine Months Ended July 31, 2007

(Unaudited)

holder to purchase one share of the Company’s common stock at an exercise price of $4.88 per share. The warrants will expire October 24, 2007. There were 232,796 and 234,205 warrants outstanding as of July 31, 2007 and October 31, 2006, respectively.

(8)	Note Payable to Bank

On September 25, 2006, the Company established revolving credit facilities with Valley Bank. The credit facilities with Valley Bank provide a working capital line of credit (the “Working Capital Facility”), a machinery and equipment line of credit (the “Machinery and Equipment Facility”), and a real estate term loan (the “Real Estate Loan”), which together replaced the Company’s former credit facility with Wachovia Bank, National Association. The Working Capital Facility, the Machinery and Equipment Facility and the Real Estate Loan together provide the Company with an aggregate maximum of $13.5 million in available credit, less any borrowings.

As of July 31, 2007, the Company had approximately $12.1 million of unused and available credit, after considering borrowing base calculations. As of July 31, 2007, the Company had no outstanding borrowings under the Working Capital Facility, the Machinery and Equipment Facility or the Real Estate Loan.

If not sooner demanded, the Working Capital Facility and the Machinery and Equipment Facility expire on February 28, 2008. Of the $13.5 million aggregate maximum availability, $6.5 million relates to the Real Estate Loan. If no advances are made under the Real Estate Loan within one year of the Closing Date, or September 25, 2007, the Real Estate Loan will expire.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Nine Months Ended July 31, 2007

(Unaudited)

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

Three Months Ended July 31, 2007	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$537,719	6,195,572	$0.09

Effect of dilutive stock options and warrants	—	13,283

Diluted net income per share	$537,719	6,208,855	$0.09

Three Months Ended July 31, 2006	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$127,974	6,000,674	$0.02

Effect of dilutive stock options and warrants	—	—

Diluted net income per share	$127,974	6,000,674	$0.02

Nine Months Ended July 31, 2007	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$442,496	6,090,291	$0.07

Effect of dilutive stock options and warrants	—	9,606

Diluted net income per share	$442,496	6,099,897	$0.07

Nine Months Ended July 31, 2006	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic net loss per share	$(400,749)	5,935,398	$(0.07)

Effect of dilutive stock options and warrants	—	—

Diluted net loss per share	$(400,749)	5,935,398	$(0.07)

Stock options that could potentially dilute net income per share in the future that were not included in the computation of diluted net income per share (because to do so would have been antidilutive for the periods presented) totaled 216,023 for the three months and nine months ended July 31, 2007 and 475,670 and 235,590, respectively, for the three months and nine months ended July 31, 2006.

(10)	Shareholders’ Equity

On March 26, 2007, the Company’s Board of Directors approved a plan to purchase and retire up to 300,100 shares of the Company’s common stock, or approximately 5% of the shares then outstanding. The Company anticipates that the purchases will be made over a 12-month period, but there is no definite time period for repurchase. As of July 31, 2007, the Company had repurchased and retired 99,174 shares of its outstanding common stock. The repurchase of these shares and the costs associated with the repurchase, including brokerage and legal fees, totaled $525,322. As a result, 6,099,910 shares of the Company’s common stock were outstanding as of July 31, 2007.

(11)	Segment Information and Business and Credit Concentrations

The Company has a single reportable segment for purposes of segment reporting.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Nine Months Ended July 31, 2007

(Unaudited)

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of July 31, 2007 and October 31, 2006 have been adequately provided for in the condensed financial statements.

For the three months ended July 31, 2007 and 2006, 10.2% and 15.2% of net sales were attributable to one major domestic distributor. For the nine months ended July 31, 2007 and 2006, 11.3% and 15.8% of net sales were attributable to this distributor. No other single customer accounted for more than 10% of the Company’s net sales for the three months ended July 31, 2007 or 2006 or the nine months ended July 31, 2007 or 2006. For the nine months ended July 31, 2007 and 2006, approximately 72% and 76%, respectively, of net sales were from customers located in the United States, while approximately 28% and 24%, respectively, were from customers outside of the United States.

(12)	Contingencies

From time to time, the Company is involved in various claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

(13)	New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Although the Company will continue to evaluate the application of FIN 48, management does not currently believe adoption of this interpretation will have a material impact on the Company’s results of operations, financial position or liquidity.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS No. 157.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“SFAS 158”) an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Nine Months Ended July 31, 2007

(Unaudited)

financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS 158 is effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. The adoption of the Statement is not expected to have any impact on the Company’s results of operations, financial position or liquidity as the Company does not have a defined benefit pension plan or other postretirement plans.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Statement will be effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 159.

As of September 5, 2007, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to its financial position, operating results or financial statement disclosures.

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

We caution readers that the foregoing list of important factors is not exclusive. We incorporate by reference those factors included in current reports on Form 8-K and in our annual reports on Form 10-K. We also incorporate by reference the disclosures set forth in Part II, Item 1A of this Form 10-Q.

Dollar amounts presented in the following discussion have been rounded to the nearest hundred thousand, unless the amounts are less than one million, in which case the amounts have been rounded to the nearest thousand.

Summary of Company Performance for Third Quarter 2007

During the third quarter of our 2007 fiscal year, net sales increased when compared to the same period last year. Net sales increased 1.0% to $11.7 million during the third quarter of fiscal 2007, up from $11.6 million during the same period last year. Sequentially, net sales increased 5.0% during the third quarter when compared to the second quarter of fiscal 2007. Gross profit margin, or gross profit as a percentage of net sales, increased to 40.2% during the third quarter of fiscal 2007, compared to 34.3% during the same period last year. We reported net income of $538,000 during the third quarter of fiscal 2007, compared to net income of $127,974 for the comparable period last year.

For the nine months ended July 31, 2007, net sales decreased 1.8% to $32.1 million compared to $32.7 million for the same period last year. However, despite a slight decrease in sales, gross profit margin increased to 36.6% for the nine months ended July 31, 2007 compared to 32.7% for the same period last year. We reported net income of $442,000 during the first nine months of fiscal year 2007 compared to a net loss of $401,000 for the same period last year.

We believe that the benefits of the investments made in our systems, processes and facilities are being realized and that these investments have helped position us for future growth and increases in shareholder value. We have successfully transitioned from dual processing of certain transactions on separate systems to exclusively using our new enterprise resource planning (“ERP”) system. During the first nine months of fiscal year 2007, our manufacturing lead times decreased and our manufacturing efficiencies increased compared to the first nine months of fiscal year 2006. We experienced significant improvements in gross profit margins compared to the comparable period last year. We have also been able to reduce levels of certain inventories. We believe these improvements are in part the result of the successful implementation of the major portions of our new ERP system, as well as overcoming certain ERP implementation challenges.

Our focus for the last quarter of fiscal year 2007 continues to be on further increasing net sales. We believe our investments in systems, processes and facilities have made our business more scalable, positioning us to support increased net sales levels. We also expect our efforts on key strategic initiatives to continue during the remainder of fiscal year 2007.

Results of Operations

The following table sets forth and highlights fluctuations in selected line items from our condensed statements of operations for the periods indicated:

	Three Months Ended July 31,		Percent Change	Nine Months Ended July 31,		Percent Change
	2007	2006		2007	2006
Net sales	11,694,000	11,580,000	1.0%	32,103,000	32,689,000	(1.8)%
Gross profit	4,701,000	3,976,000	18.2%	11,747,000	10,674,000	10.1%
SG&A expenses	3,862,000	3,671,000	5.2%	11,046,000	11,214,000	(1.5)%
Net income (loss)	538,000	128,000	320.2%	442,000	(401,000)	210.4%

Three Months Ended July 31, 2007 and 2006

Net Sales

Net sales increased 1.0% to $11.7 million for the third quarter of fiscal year 2007 from $11.6 million for the same period in 2006. Sequentially, net sales for the third quarter of fiscal 2007 increased compared to net sales of $9.3 million and $11.1 million during the first and second quarters of fiscal 2007, respectively.

The increase in net sales during the third quarter of fiscal year 2007 when compared to the same period last year was primarily attributable to an increase in our specialty markets compared to the same period last year. The increase in net sales in our specialty markets was partially offset by decreases in our commercial market.

We believe net sales results in the third quarter of fiscal year 2007 indicate that net sales were impacted by seasonality factors. Further detail regarding seasonality is provided in our discussion of “Seasonality”.

Gross Profit

Gross profit increased 18.2% to $4.7 million for the third quarter of 2007 from $4.0 million for the same period in 2006. Gross profit margin, or gross profit as a percentage of net sales, increased to 40.2% for the third quarter of 2007 from 34.3% for the third quarter of 2006. By comparison, gross profit margin increased when compared to gross profit margins of 32.1% and 36.5%, respectively, during the first and second quarters of 2007.

We believe that the benefits of the investments made in our systems, processes and facilities are being realized. During the third quarter of fiscal year 2007, our manufacturing efficiencies improved, and we experienced improved gross profit margins, when compared to the third quarter of fiscal year 2006. We believe these improvements are in part the result of the successful implementation of the major portions of our new ERP system, as well as overcoming certain ERP implementation challenges.

Selling, General, and Administrative Expenses

SG&A expenses increased 5.2% to $3.9 million in the third quarter of fiscal year 2007 from $3.7 million for the same period last year. SG&A expenses as a percentage of net sales were 33.0% in the third quarter of 2007 compared to 31.7% in the third quarter of 2006. The increase in SG&A expenses during the third quarter of fiscal year 2007 compared to the same period last year is primarily due to increased employee compensation costs. Compensation costs have increased when comparing the third quarter of fiscal 2007 to the comparable period in fiscal 2006 largely as a result of increases in amounts accrued for potential employee performance-based incentives based on our financial results during the third quarter of fiscal year 2007 compared to the same period last year.

Other Income (Expense), Net

We recognized other income, net in the third quarter of fiscal year 2007 of $13,000 compared to other expense, net of $27,000 in the third quarter of fiscal year 2007. Other expense, net is comprised of interest income, interest expense and other miscellaneous items which may fluctuate from period to period.

Income Before Income Taxes

We reported income before income taxes of $853,000 for the third quarter of fiscal year 2007 compared to $279,000 for the third quarter of fiscal year 2006. This change was primarily due to an increase in gross profit of $725,000 in the third quarter of fiscal year 2007 compared to the same period in 2006, partially offset by an increase in SG&A expenses for the same period of $191,000.

Income Tax Expense

Income tax expense totaled $315,000 for the third quarter of fiscal year 2007 compared to $151,000 for the same period in fiscal year 2006. Our effective tax rate was 36.9% in the third quarter of fiscal 2007 compared to 54.1% in the third quarter of fiscal 2006. Generally, fluctuations in our effective tax rates are primarily due to the amount and timing of various tax deductions and benefits. Our effective rate during the third quarter of fiscal year 2006 was much higher than our anticipated tax rate of approximately 35% to 38% as a result of fluctuations in projected pre-tax income.

Net Income

Net income for the third quarter of fiscal year 2007 was $538,000 compared to $128,000 for the third quarter of fiscal year 2006. This increase was due primarily to the increase in income before taxes of $574,000 in the third quarter of fiscal year 2007 compared to the comparable period last year and the decrease in our effective tax rate when comparing the two periods.

Nine Months Ended July 31, 2007 and 2006

Net Sales

Net sales decreased 1.8% to $32.1 million for the first nine months of fiscal year 2007 from $32.7 million for the same period in 2006. Net sales to customers located outside of the United States continued to show substantial strength in the first nine months of fiscal year 2007, increasing 15.8% compared to the same period last year, while net sales to customers located in the United States decreased 7.4%.

The decrease in net sales during the first nine months of fiscal year 2007 when compared to the same period last year was primarily attributable to a decrease in our commercial market compared to the same period last year. Net sales in certain of our specialty markets increased during the first nine months of fiscal year 2007 compared to last year, partially offset by decreases in certain other specialty markets.

We believe net sales results experienced in the first nine months of fiscal year 2007 indicate that net sales were impacted by seasonality factors. Further detail regarding seasonality is provided in our discussion of “Seasonality”.

Gross Profit

Gross profit margin, or gross profit as a percentage of net sales, increased to 36.6% in the first nine months of fiscal 2007 from 32.7% for the same period last year. As a result, gross profit increased 10.1% to $11.7 million for the first nine months of fiscal 2007 from $10.7 million for the same period in 2006, despite the 1.8% decrease in net sales for the same period.

During the first nine months of fiscal year 2007, our manufacturing lead times decreased, our manufacturing efficiencies increased and we experienced improved gross profit margins, when compared to the same period last year. We believe these improvements are in part the result of the successful implementation of the major portions of our new ERP system, as well as overcoming certain ERP implementation challenges.

Selling, General, and Administrative Expenses

SG&A expenses decreased 1.5% to $11.0 million in the first nine months of 2007 from $11.2 million for the same period last year. SG&A expenses as a percentage of net sales were 34.4% for the nine months ended July 31, 2007 compared to 34.3% for the same period in 2006. The decrease in SG&A expenses during the first nine months of 2007 compared to the same period last year was primarily due to decreased employee compensation costs.

Other Income (Expense), Net

We recognized other income, net of $4,000 in the first nine months of fiscal 2007 compared to other expense, net of $6,000 in the first nine months of 2006. Other expense, net is comprised of interest income, interest expense and other miscellaneous items which may fluctuate from period to period.

Income (Loss) Before Income Taxes

We reported income before income taxes of $705,000 for the first nine months of fiscal year 2007 compared to a loss before income taxes of $546,000 for the first nine months of fiscal year 2006. This change was primarily due to the increase in gross profit of $1.1 million and a decrease in SG&A expenses totaling $168,000 in the first nine months of fiscal year 2007 when compared to the same period in fiscal year 2006.

Income Tax Expense (Benefit)

Income tax expense totaled $262,000 for the first nine months of fiscal year 2007 compared to income tax benefit of $145,000 for the same period in fiscal 2006. Our effective tax rate was 37.2% in the first nine months of 2007 compared to 26.6% in the first nine months of 2006. Generally, fluctuations in our effective tax rates are primarily due to the amount and timing of various tax deductions and benefits.

Net Income (Loss)

Net income for the first nine months of 2007 was $442,000 compared to a net loss of $401,000 for the first nine months of fiscal 2006. This change was due primarily to the income before taxes experienced in the first nine months of fiscal year 2007 compared to a loss before taxes for the comparable period last year, partially offset by the recognition of tax expense in the first nine months of fiscal year 2007 compared to a tax benefit in the first nine months of fiscal year 2006.

Financial Condition

Total assets were $34.8 million at both July 31, 2007 and October 31, 2006. Changes within total assets since October 31, 2006 include a $1.9 million increase in cash and cash equivalents. Further detail regarding the increase in cash and cash equivalents is provided in our discussion of “Liquidity and Capital Resources.” Other changes within total assets include a $986,000 increase in note receivable as a result of additional advances made by us to a start-up connector company, described further herein. Increases within total assets were offset by a $1.3 million decrease in inventories and an $816,000 decrease in accounts receivable, net. The inventory decrease was largely a result of efforts to optimize inventory levels. Our new ERP system allows us to better plan inventory types and quantities on hand by increasing visibility of inventory available for use in production and providing improved tools for production planning. Accounts receivable, net decreased primarily as a result of the decrease in net sales when comparing net sales for the third quarter of fiscal year 2007, totaling $11.7 million, to net sales for the fourth quarter of fiscal year 2006, totaling $12.6 million.

Total liabilities decreased $489,000 or 11.2% to $3.9 million at July 31, 2007, from $4.4 million at October 31, 2006. This decrease was primarily due to a $991,000 decrease in note payable to bank resulting from the repayment early in fiscal year 2007 of outstanding borrowings on our bank line of credit. The decrease in the note payable was partially offset by a $309,000 increase in accrued compensation and payroll taxes. The increase in accrued compensation and payroll taxes results from the accrual of certain incentives associated with our improved financial performance in the third quarter of fiscal year 2007.

Total shareholders’ equity at July 31, 2007 increased $483,000 in the first nine months of fiscal 2007. The increase resulted primarily from the impact of stock-based compensation totaling $559,000 and net income totaling $442,000, partially offset by the repurchase and retirement of 99,174 shares of our common stock for $525,000.

Liquidity and Capital Resources

Our primary capital needs during the first nine months of fiscal 2007 have been to fund working capital requirements, repayment of the note payable to our bank, capital expenditures, and advances to a start-up connector company described further herein. Our primary source of capital for these purposes has been existing cash and cash equivalents and cash provided by operations. As of July 31, 2007, we had no outstanding balance under our bank lines of credit. As of October 31, 2006, we had an outstanding loan balance of $991,000 under one of our bank lines of credit.

Our cash totaled $2.4 million as of July 31, 2007, an increase of $1.9 million compared to $555,000 as of October 31, 2006. The increase in cash for the nine months ended July 31, 2007 primarily resulted from net cash provided by operating activities of $4.8 million, partially offset by capital expenditures totaling $545,000, advances by us pursuant to a note receivable (described further herein) totaling $891,000, the repayment of our outstanding borrowings under our bank line of credit totaling $991,000 and the repurchase and retirement of 99,174 shares of our common stock for $525,000.

On July 31, 2007, we had working capital of $15.1 million compared to $14.4 million as of October 31, 2006. The ratio of current assets to current liabilities as of July 31, 2007, was 5.5 to 1, compared to 4.4 to 1 as of October 31, 2006. The increase in working capital when comparing the periods was primarily due to the $1.9 million increase in cash and the $991,000 decrease in the note payable under our bank line of credit, partially offset by the $1.3 million decrease in inventories, the $816,000 decrease in accounts receivable, net, and the $309,000 increase in accrued compensation and payroll taxes.

On March 26, 2007, our Board of Directors approved a plan to purchase and retire up to 300,100 shares of our common stock, or approximately 5% of the shares then outstanding. We anticipate that the purchases will be made over a 12-month period, but there is no definite time period for repurchase. As of July 31, 2007, we repurchased and retired 99,174 shares of our outstanding common stock. The repurchase of these shares and the costs associated with the repurchase, including brokerage and legal fees, totaled approximately $525,000. As a result, 6,099,910 shares of the Company’s common stock were outstanding as of July 31, 2007.

Net cash provided by operating activities was $4.8 million in the first nine months of fiscal year 2007, compared to net cash used in operating activities of $651,000 in the first nine months of fiscal year 2006. Net cash provided by operating activities during the first nine months of 2007 primarily resulted from net income of $442,000 plus net adjustments to reconcile net income to net cash provided by operating activities, including depreciation and amortization of $1.2 million and share-based compensation expense of $559,000. Additionally, the decrease in accounts receivable in the amount of $706,000 and the decrease in inventories totaling $1.3 million further contributed to net cash provided by operating activities. Net cash used in operating activities during the first nine months of fiscal year 2006 primarily resulted from a net loss of $401,000 and a decrease in accrued compensation and payroll taxes totaling $1.2 million, partially offset by adjustments to reconcile net loss to net cash used in operating activities, including depreciation and amortization of $977,000 and stock based compensation expense of $542,000.

Net cash used in investing activities totaled $1.4 million in the first nine months of fiscal year 2007, compared to $2.8 million in the first nine months of fiscal year 2006. Net cash used in investing activities during the first nine months of fiscal years 2007 and 2006 resulted primarily from the purchase of property and equipment and advances made to a start-up connector company described further herein.

On April 22, 2005, we agreed to extend a loan to a start-up connector company, Applied Optical Systems, Inc. (the “Borrower”), specializing in the design, manufacture and sale of connectors and cable assemblies for certain niche markets. The Borrower offers complementary products to our product offering and is still in the development stage. As a development stage company, the Borrower currently has limited revenues and assets and is incurring net losses. As of July 31, 2007, total assets of the Borrower, based on unaudited financial information, was equivalent to approximately 5.4% of our total assets. Total revenue of the Borrower, based on unaudited financial information, was equivalent to approximately 7.8% and 7.2%, respectively, of our net sales for the three and nine month periods ended July 31, 2007.

This loan, and the related transactions described further herein, is part of a strategy designed to provide us with the ability to expand our product line offering in certain market niches in which we currently sell our fiber optic cable products and to preserve channels to market for our existing product line offering in those market niches over the longer term.

Through July 31, 2007, we had advanced a total of $3.3 million, net (including some accrued interest and accounts receivable from certain product sales) to the Borrower. The note receivable, which matures July 31, 2008, is collateralized by all of the Borrower’s tangible and intangible property and bears interest at six percent (6%) per annum. Two of the founders of the Borrower have also personally guaranteed amounts up to two-thirds of the principal balance outstanding on the note receivable plus two-thirds of any accrued interest related to the note receivable. In connection with the loan, we were issued a warrant by the Borrower which, as amended, gives us the right to purchase a fifty-six percent (56%) equity interest in the Borrower on a fully diluted, as converted basis, for a purchase price of $1,500,000. In addition, we were granted the right to purchase all other outstanding equity of the Borrower at various times from 2009 through 2012, at a fixed multiple of trailing earnings before interest and taxes (EBIT), conditioned upon our exercise of the warrant or the Borrower’s failure to repay the loan when due. The note receivable is callable by us at any time. Our rights under the warrant terminate if the warrant is not exercised prior to the expiration date. We did not make any additional advances to the Borrower subsequent to July 31, 2007.

Net cash used in financing activities totaled $1.5 million in the first nine months of fiscal 2007 and resulted from the repayment of a note payable to our bank under our line of credit in the amount of $991,000 and the repurchase and retirement of 99,000 shares of our common stock for $525,000. Net cash provided by financing activities totaled $128,000 in the first nine months of fiscal 2006 and resulted primarily from proceeds from a note payable to our bank under our line of credit.

On September 25, 2006, we established revolving credit facilities with Valley Bank. The credit facilities with Valley Bank provide a working capital line of credit (the “Working Capital Facility”), a machinery and equipment line of credit (the “Machinery and Equipment Facility”) and a real estate term loan (the “Real Estate Loan”), which together replaced our former credit facility with Wachovia Bank, National Association. The Working Capital Facility, the Machinery and Equipment Facility and the Real Estate Loan together provide us with an aggregate maximum of $13.5 million in available credit, less any borrowings.

As of July 31, 2007, we had approximately $12.1 million of unused and available credit, after considering borrowing base calculations. As of July 31, 2007, we had no outstanding borrowings under the Working Capital Facility, the Machinery and Equipment Facility or the Real Estate Loan.

If not sooner demanded, the Working Capital Facility and the Machinery and Equipment Facility expire on February 28, 2008. Of the $13.5 million aggregate maximum availability, $6.5 million relates to the Real Estate Loan. If no advances are made under the Real Estate Loan within one year of the Closing Date, or September 25, 2007, the Real Estate Loan will expire.

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

Seasonality

Historically, net sales are relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year, which we believe may be partially due to construction cycles and budgetary considerations of our customers and other seasonal factors. For example, an average of approximately 45% of our net sales occurred during the first half of the fiscal year and an average of approximately 55% of our net sales occurred during the second half of the fiscal year for fiscal years 1996 through 2006, excluding fiscal years 2001 and 2002. Fiscal years 2001 and 2002 are excluded because we believe net sales for those years did not follow this pattern due to overall economic conditions in the industry.

We believe our net sales may continue to be impacted by seasonality factors where we typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year. This pattern may be substantially altered by the timing of larger projects or other economic factors impacting our industry or impacting the industries of our customers and end-users. As a result, while we believe seasonality may be a factor that impacts our quarterly net sales results, we are not able to reliably predict net sales based on seasonality because these other factors can also substantially impact our net sales patterns during the year.

Contractual Obligations and Commitments

As of July 31, 2007, we have no contractual obligations and commitments that will significantly impact our future liquidity.

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

Note 1 to the financial statements filed with our Annual Report on Form 10-K for fiscal year 2006 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2006 Form 10-K did not change during the period from October 31, 2006 through July 31, 2007.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“SFAS 158”) an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS 158 is effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. The adoption of the Statement is not expected to have any impact on our results of operations, financial position or liquidity as we do not have a defined benefit pension plan or other postretirement plans.

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

As of September 5, 2007, there are no other new accounting standards issued, but not yet adopted by us, which are expected to be applicable to our financial position, operating results or financial statement disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of July 31, 2007, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 4.	Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2007.

In connection with that evaluation, a material weakness in our internal control over financial reporting was discovered by Company management. A material weakness is defined in Section 210.1-02(4) of Regulation S-X as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting and Plan of Remediation of Material Weakness

There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended July 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, we have initiated or intend to initiate a number of remediation measures to address the material weakness identified above. The remediation measures include or are expected to include the following:

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

The market for fiber optic cables, including the short- to moderate-distance markets in which our products are concentrated, is highly competitive. We compete with large, integrated fiber optic cable manufacturers such as Corning Cabling Systems, OFS, Alcatel and Draka, as well as with other large copper and fiber optic cable manufacturers such as General Cable, Belden, AFL Telecommunications, Hitachi, Nexans (doing business as Berk-Tek), CommScope and others. Some of our competitors are more established, benefit from greater market recognition and have much greater financial, research and development, production and marketing resources than we do. Competition could increase if new companies enter the market or if existing competitors expand their product lines.

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

We expect our sales and income to fluctuate from quarter to quarter. In future quarters, our operating results may be below the expectations of securities analysts, if any securities analysts are offering coverage of us, or our shareholders. If this occurs, the price of our common shares is likely to fall and you may lose all or part of your investment. A number of factors, many of which are discussed in more detail in other risk factors, may cause variations in the results of our operations, including, but not limited to:

•	The proportion of our net sales made to distributors relative to other types of customers;

•	The proportion of large to small orders;

•	Our product mix, including fluctuations in demand in our target and specialty markets;

•	The timing of orders that we receive from our customers, including larger projects;

•	Fluctuations in spending on fiber optic cable in certain specialty markets we target;

PART II. OTHER INFORMATION

•	Fluctuations in corporate or government spending;

•	Fluctuations in spending by specific customers or end-users, including the U.S. military;

•	Seasonality, including affects of weather, construction and annual budgetary cycles on demand;

•	Changes in the general economic conditions—whether in the U.S., other countries or specific regions that impact spending on fiber optic cabling products;

•	Changes in the cost and availability of our raw materials;

•	Our manufacturing capacity, efficiencies and yield; and

•	Spending for fiber optic cabling in the metropolitan, access and enterprise markets.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its common stock for the three months ended July 31, 2007:

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
May 1, 2007 – May 31, 2007	—	—	—	300,100
June 1, 2007 – June 30, 2007	—	—	—	300,100
July 1, 2007 – July 31, 2007	99,174	$5.30	99,174	200,926

(1)	On March 26, 2007, the Company’s Board of Directors approved a plan to purchase and retire up to 300,100 shares of the Company’s common stock, or approximately 5% of the shares then outstanding. The Company anticipates that the purchases will be made over a 12-month period, but there is no definite time period for repurchase. As of July 31, 2007, the Company had repurchased and retired 99,174 shares of its outstanding common stock. The repurchase of these shares and the cost associated with the repurchases, including brokerage and legal fees, totaled approximately $525,000. As a result, 6,099,910 shares of the Company’s common stock were outstanding as of July 31, 2007.

(2)	The average price paid per share set forth above includes the purchase price paid for the shares, and brokerage and legal fees paid by the Company. The average purchase price per share (excluding brokerage and legal fees) paid by the Company was $5.22.

PART II. OTHER INFORMATION

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are filed as part of, and incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION (Registrant)

Date: September 14, 2007	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: September 14, 2007	/s/ Tracy G. Smith
Tracy G. Smith
Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
3.1	Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated herein by reference to Exhibit 1 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

3.2	Bylaws of Optical Cable Corporation, as amended (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.1	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.2	Rights Agreement dated as of November 2, 2001 (incorporated herein by reference to Exhibit 4 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.3	Form of certificate representing preferred share purchase right (incorporated herein by reference to Exhibit 5 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.4	Warrant Agreement dated as of October 24, 2002 (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the Commission on February 11, 2003).

4.5	Form of warrant certificate (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed with the Commission on February 11, 2003).

4.6	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $6,500,000 (Loan No. 156779) (incorporated herein by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.7	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $2,000,000 (Loan No. 156833) (incorporated herein by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.8	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $5,000,000 (Loan No. 156809) (incorporated herein by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.9	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $2,000,000 (Loan No. 156833) (incorporated herein by reference to Exhibit 4.9 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.10	Credit Line Deed of Trust dated September 22, 2006 between Optical Cable Corporation as Grantor, John T. McCaleb and Catherine J. Hartman as Trustees, and Valley Bank as Lender (incorporated herein by reference to Exhibit 4.10 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.11	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $6,500,000 (Loan No. 156779) (incorporated herein by reference to Exhibit 4.11 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.12	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $5,000,000 (Loan No. 156809) (incorporated herein by reference to Exhibit 4.12 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

10.1*	Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated herein by reference to Exhibit 10.1 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.2*	Employment Agreement dated December 10, 2004 by and between Optical Cable Corporation and Tracy G. Smith (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2005 (file number 0-27022)).

10.3*	Employment Agreement by and between Optical Cable Corporation and Luke J. Huybrechts effective November 1, 2002 (incorporated herein by reference to Exhibit 10.2 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.5*	Optical Cable Corporation Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 1998 (file number 0-27022)).

10.6*	Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-8 No. 333-09733).

10.7*	Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.8*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.9*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.10*	Form of award agreement under the Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2004).

10.11*	Optical Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.12*	Form of time vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.13*	Form of stock performance (Company stock performance measure) vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.14*	Form of operational performance (individual participant performance measure) vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.15*	Form of operational performance (Company financial performance measure) vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2007).

10.16	Redemption Agreement by and between Optical Cable Corporation and BB&T Investment Services, Inc. dated March 27, 2007 (incorporated herein by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2007).

11.1	Statement regarding computation of per share earnings (incorporated by reference to note 9 of the Condensed Notes to Condensed Financial Statements contained herein).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.