Form 10-K
period 2007-10-31
OPTICAL CABLE CORP
filed 2008-01-29
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2007

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

The aggregate market value of the registrant’s Common Stock, no par value, held by non-affiliates of the registrant (without admitting any person whose shares are not included in determining such value is an affiliate) as of April 30, 2007, the last business day of the Company’s most recent second quarter was $30,303,464 based upon the closing price of these shares as reported by the Nasdaq Global Market on April 30, 2007.

As of January 23, 2008, the Company had outstanding 6,090,331 common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K Report: “Election of Directors,” “Beneficial Ownership of Securities,” “Compensation of Executive Officers,” “Compensation of Directors,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “Code of Ethics,” “Executive Compensation,” “Compensation Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Performance Graph,” “Beneficial Ownership of Common Stock,” “Equity Compensation Plans Information,” “Certain Relationships and Related Transactions,” “Independent Registered Public Accounting Firm,” and “Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Registered Public Accounting Firm.” In addition, portions of the Company’s Annual Report filed as exhibit 13.1 to this report on Form 10-K are incorporated by reference in Part II of this Form 10-K Report: “Corporate Information,” “Selected Financial Information,” “Management’s Discussion and Analysis,” “Financial Statements,” “Notes to Financial Statements,” “Report of Independent Registered Public Accounting Firm” and “Management’s Statement of Responsibility.”

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

G-Series Subgrouping Fiber Optic Cables. Our G-Series fiber optic cables combine a number of multifiber subcables, each similar to a D-Series fiber optic cable. Each multifiber subcable generally is tightbound with an elastomeric jacket, providing excellent mechanical and environmental performance. These subcables are further protected, generally with a pressure extruded, high performance Core-Locked™ outer jacket, to form the finished fiber optic cable. This design permits the construction of very high fiber count fiber optic cables. These fiber optic cables are well-suited for installations where groups of optical fibers must be routed to different locations.

Other Fiber Optic Cable Types. We believe that we offer the most comprehensive tight-buffered fiber optic cable product offering for the enterprise market. We produce variations on the basic fiber optic cable styles discussed above for more specialized installations, as well as various hybrid and composite cables (some variations are not available for all cable styles or types). We can armor fiber optic cables with corrugated steel tape or interlocking armor for further protection in certain installations. We offer cables suitable for underground or overhead installations. For overhead installations on utility poles, we offer several self-supporting fiber optic cables, with higher performance outer jackets, as well as M-Series aerial messenger cables which feature a stainless steel or galvanized steel, self-supporting messengered construction. We have fiber optic cables available in several flammability ratings, including plenum for use in moving air spaces in buildings, and riser for less critical flame-retardant requirements. Zero halogen versions of many of our fiber optic cables are available for use in enclosed spaces where there is concern over release of toxic gases during fire. We offer various hybrid and composite fiber optic cables combining different types of optical fiber and/or copper wires, with copper wires being used as power feeds or to facilitate the transition from copper wire to optical fiber-based systems without further installation of fiber optic cables. Our composite cables include a line of security cables which combine copper power feeds with optical fiber in the cables making them particularly well suited for surveillance cameras and other specialty applications. We also offer specialty fiber optic cables, such as military ground tactical, industrial (including tray cables), mining, festoon, and pierside fiber optic cables. Our product offering further includes fiber optic cables complying with or certified to various standards for specialty applications, such as: U.S. Department of Defense MIL-PRF-85045/8A and U.K. Ministry of Defence Def-Stan 60-1, Part 3 qualifications for military ground tactical fiber optic cable; Det Norske Veritas (DNV) type approval certificate for marine shipboard and offshore platform applications; U.S. Mine Safety and Health Administration (MSHA) approval for use in mines; and American Bureau of Shipping (ABS) type approved cables. Additionally, we offer our customers a variety of customized constructions to meet their specific communication needs.

Customers

We have a global customer base, selling in over 50 countries in fiscal year 2007. Our customers include major distributors, regional distributors, various smaller distributors, original equipment manufacturers, value-added resellers, and, in certain cases, end users. Generally, our products are purchased from our customers by contractors, system integrators and end users. The following is a partial list of representative types of end users of our fiber optic cables:

•

Commercial Institutions. Businesses located in offices, retail space, and medical facilities, to name a few, are installing or improving networks to distribute increasing volumes of data. These businesses often use high performance local area networks (“LANs”) or datacenters with fiber optic segments, with the use of fiber optics increasing as data volume and speed requirements increase.

•

Government Agencies. Government agencies tend to have large buildings or complexes, many people, and the need to access and process large quantities of data. Like commercial institutions, these routinely include high performance LANs or datacenters with fiber optic segments. Security also may be desired, making fiber optics a logical choice.

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

•

Military. Our core technologies enable us to develop and efficiently produce fiber optic cables for military tactical applications that survive extreme mechanical and environmental conditions. We are certified by both the United States Department of Defense (“U.S. DoD”) and the United Kingdom Ministry of Defence as a qualified supplier of ground tactical fiber optic cable. Our manufacturing facility has also been certified by the U.S. DoD as a MIL-STD-790F facility, one of the most respected certifications in the defense industry.

•

Educational Institutions. Colleges, universities, high schools and grade schools are installing and improving their networks for higher data transmission speeds. As interactive learning systems require increased transmission speeds, optical fiber becomes a logical medium.

Our extensive technology base and versatile manufacturing processes enable us to respond to diverse customer needs.

Employees

As of October 31, 2007, we employed a total of 198 persons. None of our employees is represented by a labor union. We have experienced no work stoppages and we continue to take steps we believe appropriate to ensure our employee relations are good.

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

The market for fiber optic cables, including the short- to moderate-distance markets in which our products are concentrated, is highly competitive. We compete with large, integrated fiber optic cable manufacturers such as Corning Cabling Systems, OFS, and Draka Comteq, as well as with other large fiber optic cable manufacturers such as General Cable, Belden, Nexans (doing business as Berk-Tek), CommScope and others. Some of our competitors are more established, benefit from greater market recognition and have much greater financial, research and development, production and marketing resources than we do. Competition could increase if new companies enter the market or if existing competitors expand their product lines.

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

None.

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

Item 3. LEGAL PROCEEDINGS

From time to time, the Company is involved in various claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on its financial position, results of operations or liquidity.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended October 31, 2007.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information pertaining to shareholders beneficially owning more than five percent of the Company’s common stock and the security ownership of management, which is set forth under the caption “Beneficial Ownership of Common Stock” in the Proxy Statement for the 2008 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock for the three months ended October 31, 2007:

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
August 1, 2007—August 31, 2007	1,170	$5.15	1,170	199,756
September 1, 2007—September 30, 2007	10,001	$4.89	10,001	189,755
October 1, 2007—October 31, 2007	30,928	$4.79	30,928	158,827

(1)	On March 26, 2007, the Company’s Board of Directors approved a plan to purchase and retire up to 300,100 shares of the Company’s common stock, or approximately 5% of the shares then outstanding. The Company anticipates that the purchases will be made over a 12-month period, but there is no definite time period for repurchase. For the three month period ended October 31, 2007, the Company repurchased and retired 42,099 shares of its outstanding common stock. The repurchase, including brokerage and legal fees, totaled approximately $197,000. As of October 31, 2007, 6,090,331 shares of the Company’s common stock were outstanding.
(2)	The average price paid per share set forth above includes the purchase price paid for the shares, and brokerage and legal fees paid by the Company. The average purchase price per share (excluding brokerage and legal fees) paid by the Company for the three months ended October 31, 2007 was $4.81.

Performance Graph

Five year graph

The above five year performance graph compares the yearly percentage change in cumulative total shareholder return of the Company’s Common Shares against the cumulative total return of (i) the Nasdaq stock market, (ii) the Russell 2000® index and (iii) a peer group, which consists of Belden CDT Inc. (formerly Belden Inc. and Cable Design Technologies Corp.), CommScope Inc. and General Cable Corp.

The information contained under the caption “Corporate Information” of our Annual Report for the fiscal year ended October 31, 2007, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA

The information contained under the caption “Selected Financial Information” of our Annual Report for the fiscal year ended October 31, 2007, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for the fiscal year ended October 31, 2007, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of October 31, 2007, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information contained under the captions “Financial Statements,” “Notes to Financial Statements,” “Report of Independent Registered Public Accounting Firm,” and “Management’s Statement of Responsibility” of our Annual Report for the fiscal year ended October 31, 2007, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2007. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and that there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than changes related to the remediation of a material weakness in our internal control over financial reporting that was discovered by Company management as a result of reporting its results for the third quarter of fiscal year 2007. The remediation measures taken during the fourth quarter of fiscal year 2007 associated with the material weakness identified previously include the following:

•

The Company has previously, and continues to, match invoices with purchase orders and packing slips prior to payment of invoices. Additionally, we now perform a manual control in which invoices are manually matched not only to the packing slip and original purchase order documents, but also to a technical bare fiber archive database. Reconciliation of the per unit price, quantity received and receipt date included in the technical bare fiber archive database to invoices, purchase orders and packing slips, as applicable, provides reasonable assurance that our bare fiber inventory is appropriately recorded at historical cost.

•	The Company performs a price test of bare fiber inventory on hand as of the end of each reporting period.

We intend to continue to evaluate our internal controls on an ongoing basis and to upgrade and enhance them as needed.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information with respect to the Directors of the registrant, see “Election of Directors,” “Directors,” and “Executive Officers” in the Proxy Statement for the 2008 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

For information with respect to the executive officers of the registrant, see “Executive Officers” in the Proxy Statement for the 2008 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

The information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, which is set forth under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement for the 2008 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning the Company’s code of ethics that applies to the Company’s principal executive officer and the Company’s senior financial officers required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Code of Ethics.”

Item 11. EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation,” “Compensation Committee Report on Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and Director Compensation in the Proxy Statement for the 2008 Annual Meeting of Shareholders of the Company is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
1996 Stock Incentive Plan
Stock Option Grants	201,333 shares	$7.77	— shares
Restricted Share Grants	76,975 shares	—	— shares

Total 1996 Stock Incentive Plan	278,308 shares	$5.62	— shares
2005 Stock Incentive Plan	342,412 shares	—	604,120 shares
2004 Non-employee Directors Plan	— shares	—	215,236 shares

Total for approved plans	620,720 shares	$2.52	819,356 shares
Equity compensation not pursuant to plan approved by security holders	3,123 shares	$7.12	— shares

Total for all plans	623,843 shares	$2.54	819,356 shares

(1)	Includes restricted shares that are issued and outstanding, but have not yet vested and are subject to forfeiture.

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

The information concerning stock ownership by directors, executive officers and shareholders beneficially owning more than five percent of the Company’s common stock, which is set forth under the caption “Beneficial Ownership of Common Stock” in the Proxy Statement for the 2008 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning securities authorized for issuance under equity compensation plans required by this Item, pursuant to Item 201(d) of Regulation S-K, is incorporated by reference to the Company’s Proxy Statement under the heading “Equity Compensation Plans Information.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information with respect to certain transactions with management of the Company, which is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement for the 2008 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to certain principal accountant fees and services, which is set forth under the caption “Independent Registered Public Accounting Firm” in the Proxy Statement for the 2008 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning pre-approval policies for audit and non-audit services required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	List of documents filed as part of this report:

1.	Financial statements: The Company’s financial statements and related information are hereby incorporated by reference to pages 18 to 37 of the Company’s Annual Report filed as Exhibit 13.1 to this Form 10-K.

2.	Financial statement schedules: All schedules are omitted, as the required information is inapplicable or the information is presented in financial statements or related notes thereto.

3.	Exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K are as follows:

Exhibit No.	Description
3.1	Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated herein by reference to Exhibit 1 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

3.2	Bylaws of Optical Cable Corporation, as amended (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.1	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.2	Rights Agreement dated as of November 2, 2001 (incorporated herein by reference to Exhibit 4 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.3	Form of certificate representing preferred share purchase right (incorporated herein by reference to Exhibit 5 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.4	Warrant Agreement dated as of October 24, 2002 (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the Commission on February 11, 2003).

4.5	Form of warrant certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed with the Commission on February 11, 2003).

4.6	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $6,500,000 (Loan No. 156779) (incorporated herein by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.7	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $2,000,000 (Loan No. 156833) (incorporated herein by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.8	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $5,000,000 (Loan No. 156809) (incorporated herein by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.9	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $2,000,000 (Loan No. 156833) (incorporated herein by reference to Exhibit 4.9 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.10	Credit Line Deed of Trust dated September 22, 2006 between Optical Cable Corporation as Grantor, John T. McCaleb and Catherine J. Hartman as Trustees, and Valley Bank as Lender (incorporated herein by reference to Exhibit 4.10 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.11	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $6,500,000 (Loan No. 156779) (incorporated herein by reference to Exhibit 4.11 of the Company’s Annual Report on Form 10-K for the period ended October 31,2006).

4.12	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $5,000,000 (Loan No. 156809) (incorporated herein by reference to Exhibit 4.12 of the Company’s Annual Report on Form 10-K for the period ended October 31,2006).

4.13	Amendment to Commercial Loan Agreement dated October 26, 2007 by and between Optical Cable Corporation and Valley Bank (Loan No. 156779). FILED HEREWITH.

10.1*	Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated by reference to Exhibit 10.1 to our Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.2*	Employment Agreement dated December 10, 2004 by and between Optical Cable Corporation and Tracy G. Smith (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2005 (file number 0-27022)).

10.3*	Employment Agreement by and between Optical Cable Corporation and Luke J. Huybrechts, effective November 1, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.5*	Optical Cable Corporation Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 1998 (file number 0-27022)).

10.6*	Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-8 No. 333-09733).

10.7*	Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.8*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.9*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.10*	Form of award agreement under the Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2004).

10.11*	Optical Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.12*	Form of time vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.13*	Form of stock performance (Company stock performance measure) vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.14*	Form of operational performance (individual participant performance measure) vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.15*	Form of operational performance (Company financial performance measure) vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2007).

10.16	Redemption Agreement by and between Optical Cable Corporation and BB&T Investment Services, Inc. dated March 27, 2007 (incorporated herein by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2007).

11.1	Statement regarding computation of per share earnings (incorporated by reference to note 13 of the Notes to Financial Statements contained herein).

13.1	Annual Report. FILED HEREWITH.

23.1	Consent of Independent Registered Public Accounting Firm. FILED HEREWITH.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTICAL CABLE CORPORATION

Date: January 29, 2008	By:	/s/ NEIL D. WILKIN, JR.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: January 29, 2008	By:	/s/ TRACY G. SMITH
Tracy G. Smith
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of January 29, 2008.

Date: January 29, 2008	/s/ NEIL D. WILKIN, JR.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: January 29, 2008	/s/ LUKE J. HUYBRECHTS
Luke J. Huybrechts
Senior Vice President of Operations and Director

Date: January 29, 2008	/s/ RANDALL H. FRAZIER
Randall H. Frazier
Director

Date: January 29, 2008	/s/ JOHN M. HOLLAND
John M. Holland
Director

Date: January 29, 2008	/s/ CRAIG H. WEBER
Craig H. Weber
Director

Date: January 29, 2008	/s/ JOHN B. WILLIAMSON, III
John B. Williamson, III
Director

Exhibit Index

Exhibit No.	Description
3.1	Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated herein by reference to Exhibit 1 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

3.2	Bylaws of Optical Cable Corporation, as amended (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.1	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.2	Rights Agreement dated as of November 2, 2001 (incorporated herein by reference to Exhibit 4 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.3	Form of certificate representing preferred share purchase right (incorporated herein by reference to Exhibit 5 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.4	Warrant Agreement dated as of October 24, 2002 (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-3 filed with the Commission on February 11, 2003).

4.5	Form of warrant certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed with the Commission on February 11, 2003).

4.6	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $6,500,000 (Loan No. 156779) (incorporated herein by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.7	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $2,000,000 (Loan No. 156833) (incorporated herein by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.8	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $5,000,000 (Loan No. 156809) (incorporated herein by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.9	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $2,000,000 (Loan No. 156833) (incorporated herein by reference to Exhibit 4.9 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.10	Credit Line Deed of Trust dated September 22, 2006 between Optical Cable Corporation as Grantor, John T. McCaleb and Catherine J. Hartman as Trustees, and Valley Bank as Lender (incorporated herein by reference to Exhibit 4.10 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.11	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $6,500,000 (Loan No. 156779) (incorporated herein by reference to Exhibit 4.11 of the Company’s Annual Report on Form 10-K for the period ended October 31,2006).

4.12	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $5,000,000 (Loan No. 156809) (incorporated herein by reference to Exhibit 4.12 of the Company’s Annual Report on Form 10-K for the period ended October 31,2006).

4.13	Amendment to Commercial Loan Agreement dated October 26, 2007 by and between Optical Cable Corporation and Valley Bank (Loan No. 156779). FILED HEREWITH.

10.1*	Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated by reference to Exhibit 10.1 to our Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.2*	Employment Agreement dated December 10, 2004 by and between Optical Cable Corporation and Tracy G. Smith (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2005 (file number 0-27022)).

10.3*	Employment Agreement by and between Optical Cable Corporation and Luke J. Huybrechts, effective November 1, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.5*	Optical Cable Corporation Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 1998 (file number 0-27022)).

10.6*	Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-8 No. 333-09733).

10.7*	Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.8*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.9*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.10*	Form of award agreement under the Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2004).

10.11*	Optical Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.12*	Form of time vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.13*	Form of stock performance vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.14*	Form of operational performance vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.15*	Form of operational performance (Company financial performance measure) vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2007).

10.16	Redemption Agreement by and between Optical Cable Corporation and BB&T Investment Services, Inc. dated March 27, 2007 (incorporated herein by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2007).

11.1	Statement regarding computation of per share earnings (incorporated by reference to note 13 of the Notes to Financial Statements contained herein).

13.1	Annual Report. FILED HEREWITH.

23.1	Consent of Independent Registered Public Accounting Firm. FILED HEREWITH.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.