Form 10-Q
period 2008-01-31
OPTICAL CABLE CORP
filed 2008-03-14
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

As of March 7, 2008, 6,074,689 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Three Months Ended January 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

OPTICAL CABLE CORPORATION

Condensed Balance Sheets

(Unaudited)

	January 31, 2008	October 31, 2007
Assets
Current assets:
Cash and cash equivalents	$4,067,422	$3,138,878
Trade accounts receivable, net of allowance for doubtful accounts of $240,042 at January 31, 2008 and $246,803 at October 31, 2007	8,591,151	9,056,964
Other receivables	170,882	199,985
Inventories	8,053,104	7,340,370
Prepaid expenses and other assets	503,056	371,194
Deferred income taxes	729,530	707,388

Total current assets	22,115,145	20,814,779

Property and equipment, net	12,820,556	12,896,564
Note receivable	3,760,677	3,490,677
Other assets, net	84,799	79,220

Total assets	$38,781,177	$37,281,240

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,618,748	$2,968,620
Accrued compensation and payroll taxes	1,211,110	1,495,294
Income taxes payable	493,068	413,664

Total current liabilities	5,322,926	4,877,578

Deferred income taxes	406,025	425,188
Other non-current liabilities	76,403	—

Total liabilities	5,805,354	5,302,766

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 6,074,689 shares at January 31, 2008 and 6,090,331 at October 31, 2007	3,819,154	3,683,754
Retained earnings	29,156,669	28,294,720

Total shareholders’ equity	32,975,823	31,978,474

Commitments and contingencies

Total liabilities and shareholders’ equity	$38,781,177	$37,281,240

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended January 31,
	2008	2007
Net sales	$12,661,543	$9,276,329
Cost of goods sold	7,329,009	6,300,335

Gross profit	5,332,534	2,975,994
Selling, general and administrative expenses	3,989,228	3,487,016

Income (loss) from operations	1,343,306	(511,022)
Other income (expense), net:
Interest income	40,207	12,010
Interest expense	—	(22,832)
Other, net	(14,860)	3,200

Other income (expense), net	25,347	(7,622)

Income (loss) before income taxes	1,368,653	(518,644)
Income tax expense (benefit)	506,704	(186,659)

Net income (loss)	$861,949	$(331,985)

Net income (loss) per share:
Basic and diluted	$0.14	$(0.06)

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statement of Shareholders’ Equity

(Unaudited)

	Three Months Ended January 31, 2008
	Common Stock		Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balances at October 31, 2007	6,090,331	$3,683,754	$28,294,720	$31,978,474
Share-based compensation, net	(15,642)	135,400	—	135,400
Net income	—	—	861,949	861,949

Balances at January 31, 2008	6,074,689	$3,819,154	$29,156,669	$32,975,823

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended January 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$861,949	$(331,985)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	355,723	368,251
Bad debt recovery	(21,061)	(52,306)
Deferred income tax expense (benefit)	(41,305)	38,073
Share-based compensation expense	135,400	168,981
(Increase) decrease in:
Trade accounts receivable	486,874	2,368,384
Other receivables	29,103	(12,385)
Inventories	(712,734)	444,769
Prepaid expenses and other assets	(131,862)	101,304
Other assets, net	1,663	136,376
Increase (decrease) in:
Accounts payable and accrued expenses	619,691	(93,082)
Accrued compensation and payroll taxes	(284,184)	(1,443)
Income taxes payable	79,404	(227,425)
Other non-current liabilities	76,403	—

Net cash provided by operating activities	1,455,064	2,907,512

Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(229,798)	(232,675)
Investment in other assets	(26,722)	—
Note receivable	(270,000)	(350,000)

Net cash used in investing activities	(526,520)	(582,675)

Cash flows from financing activities:
Repayment of note payable to bank	—	(990,724)

Net cash used in financing activities	—	(990,724)

Net increase in cash and cash equivalents	928,544	1,334,113
Cash and cash equivalents at beginning of period	3,138,878	555,272

Cash and cash equivalents at end of period	$4,067,422	$1,889,385

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2008

(Unaudited)

(1)	General

The accompanying unaudited condensed financial statements of Optical Cable Corporation (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2008 are not necessarily indicative of the results for the fiscal year ending October 31, 2008 because the following items, among other things, may impact those results: changes in market conditions, seasonality, changes in technology, competitive conditions, ability of management to execute its business plans, as well as other variables and contingencies set forth as risks in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007 or as otherwise identified in other filings by the Company as risks possibly affecting future results. The unaudited condensed financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. For further information, refer to the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2007.

(2)	Stock Option Plan and Other Share-Based Compensation

As of January 31, 2008, there were approximately 619,000 remaining shares available for grant under the Optical Cable Corporation 2005 Stock Incentive Plan (the “2005 Plan”).

Share-based compensation expense recognized in the condensed statements of operations for the three months ended January 31, 2008 and 2007 was as follows:

	Three Months Ended January 31,
	2008	2007
Share-based compensation expense	$161,547	$201,814
Less shares surrendered for taxes	(26,147)	(32,833)

	135,400	168,981
Less income tax benefit	48,744	60,833

Share-based compensation expense, net	$86,656	$108,148

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2008

(Unaudited)

Stock Option Awards

Employees and outside contractors were issued options to purchase common stock, all of which were issued prior to July 2002. Additionally, during 2002, non-employee members of the Company’s Board of Directors were granted options to purchase shares of the Company’s common stock. The exercise price equaled the market price of the Company’s common stock on the date of grant. Stock option activity during the three months ended January 31, 2008 is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term (in yrs)
Outstanding and exercisable at October 31, 2007	204,456	$7.76	4.26
Forfeited	—	—

Outstanding and exercisable at January 31, 2008	204,456	$7.76	4.00

Compensation cost related to stock options granted to employees and non-employees prior to July 2002 was fully recognized in fiscal year 2007. Therefore, the Company did not record compensation expense related to its stock option awards during the three months ended January 31, 2008. Compensation cost related to stock option awards for the three months ended January 31, 2007 totaled $27,358.

Restricted Stock Awards

The Company has granted, and anticipates granting from time to time, restricted stock awards pursuant to approval by the Compensation Committee of the Board of Directors.

Restricted stock award activity during the three months ended January 31, 2008 consisted of 15,642 restricted shares forfeited or withheld for taxes.

The Company recorded compensation expense related to its restricted stock awards totaling $161,547 and $174,456, respectively, during the three months ended January 31, 2008 and 2007.

As of January 31, 2008, the maximum amount of compensation cost related to unvested equity-based compensation awards in the form of service-based, market condition-based, and operational performance-based shares that the Company will have to recognize over a 2.8 year weighted-average period is $1.7 million.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2008

(Unaudited)

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the three months ended January 31, 2008 and 2007 follows:

	Three Months Ended January 31
	2008	2007
Balance at beginning of period	$246,803	$238,455
Bad debt recovery	(21,061)	(52,306)
Losses charged to allowance	(1,000)	(7,350)
Recoveries added to allowance	15,300	473

Balance at end of period	$240,042	$179,272

(4)	Inventories

Inventories as of January 31, 2008 and October 31, 2007 consist of the following:

	January 31, 2008	October 31, 2007
Finished goods	$2,497,224	$2,484,892
Work in process	2,225,277	1,609,425
Raw materials	3,127,908	3,091,307
Production supplies	202,695	154,746

Total	$8,053,104	$7,340,370

(5)	Note Receivable

On April 22, 2005, the Company agreed to extend a loan to a start-up connector company, Applied Optical Systems, Inc., (the “Borrower”), specializing in the design, manufacture and sale of connectors and cable assemblies for certain niche markets. The Borrower offers complementary products to the Company’s product offering and was incorporated in December 2003. The Borrower currently has limited revenues and assets and is incurring net losses. As of January 31, 2008, total assets of the Borrower, based on unaudited financial information, was equivalent to approximately 4.6% of the Company’s total assets. As of October 31, 2007, total assets of the Borrower, based on audited financial information, was equivalent to approximately 5.2% of the Company’s total assets. Total revenue of the Borrower, based on unaudited financial information, was equivalent to approximately 7.9% and 9.6%, respectively, of the Company’s net sales for the three month periods ended January 31, 2008 and 2007.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2008

(Unaudited)

Through January 31, 2008, the Company had advanced a total of $3,760,677, net (including accrued interest and accounts receivable from product sales) to the Borrower. The note receivable, which matures July 31, 2008, is collateralized by all of the Borrower’s tangible and intangible property and bears interest at six percent (6%) per annum. Two of the founders of the Borrower have also personally guaranteed amounts up to two-thirds of the principal balance outstanding on the note receivable plus two-thirds of any accrued interest related to the note receivable. In connection with the loan, the Company was issued a warrant by the Borrower which, as amended, gives the Company the right to purchase a fifty-six percent (56%) equity interest in the Borrower on a fully diluted, as converted basis, for a purchase price of $1,500,000. In addition, the Company was granted the right to purchase all other outstanding equity of the Borrower at various times from 2009 through 2012, at a fixed multiple of trailing earnings before interest and taxes (EBIT), conditioned upon the Company’s exercise of the warrant or the Borrower’s failure to repay the loan when due. The note receivable is callable by the Company at any time. The Company’s rights under the warrant terminate if the warrant is not exercised prior to the expiration date. Subsequent to January 31, 2008, the Company made additional advances to the Borrower totaling $347,603.

The Company sold fiber optic cables to the Borrower totaling $98,046 during the three months ended January 31, 2008. During the three months ended January 31, 2008, the Borrower sold product to the Company totaling $164,074. The Company did not include any amount related to these sales of product to the Borrower in note receivable in the accompanying condensed balance sheet as of January 31, 2008.

The Company recorded interest income related to the loan totaling $32,874 and $13,381 during fiscal years 2006 and 2005, respectively, which is included in note receivable in the accompanying condensed balance sheets as of January 31, 2008 and October 31, 2007. The Company has fully reserved interest income beginning in the third quarter of fiscal year 2006 related to the loan.

(6)	Product Warranties

As of January 31, 2008 and October 31, 2007, the Company’s accrual for estimated product warranty claims totaled $150,000 and $75,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense for the three months ended January 31, 2008 totaled $119,057. Warranty claims recovery for the three months ended January 31, 2007 totaled $15,786.

The following table summarizes the changes in the Company’s accrual for product warranties during the three months ended January 31, 2008 and 2007:

	Three Months Ended January 31
	2008	2007
Balance at beginning of period	$75,000	$75,000
Liabilities accrued for warranties issued during the period	68,239	15,440
Warranty claims and costs paid during the period	(44,057)	(9,214)
Changes in liability for pre-existing warranties during the period	50,818	(31,226)

Balance at end of period	$150,000	$50,000

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2008

(Unaudited)

(7)	Note Payable to Bank

On September 25, 2006, the Company established revolving credit facilities with Valley Bank. The credit facilities with Valley Bank provide a working capital line of credit (the “Working Capital Facility”), a machinery and equipment line of credit (the “Machinery and Equipment Facility”) and a real estate term loan (the “Real Estate Loan”). The Working Capital Facility, the Machinery and Equipment Facility and the Real Estate Loan together provide the Company with an aggregate maximum of $13.5 million in available credit, less any borrowings.

As of January 31, 2008, the Company had credit totaling approximately $12.0 million unused and available, after considering borrowing base calculations. As of January 31, 2008, the Company had no outstanding borrowings under the Working Capital Facility, the Machinery and Equipment Facility or the Real Estate Loan.

The Working Capital Facility and the Machinery and Equipment Facility expired on February 28, 2008. The Company and Valley Bank agreed to extend the Working Capital Facility and the Machinery and Equipment Facility through April 28, 2008. The Company requested an extension for the Working Capital and Equipment and Machinery credit facilities in order to give the Company time to seek more favorable credit terms from various lenders. The Company is engaged in active discussions with Valley Bank, as well as other financial institutions, to replace the Company’s existing credit facilities with credit facilities the Company believes will be more appropriate, and at least as favorable, for the Company’s current and anticipated financing needs. Of the $13.5 million aggregate maximum availability, $6.5 million relates to the Real Estate Loan. The period of time in which advances under the Real Estate Loan may be made was previously extended by Valley Bank until February 28, 2009.

(8)	Income Taxes

Effective November 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operation or liquidity.

At the adoption date of November 1, 2007, the Company had unrecognized tax benefits of $57,766 (inclusive of potential interest and penalties totaling $12,459). As of January 31, 2008, the Company had $76,403 (inclusive of potential interest and penalties totaling $16,186) of unrecognized tax benefits, of which $55,544 would impact the effective tax rate if recognized. We recognize accrued interest and penalties related to uncertain tax positions as a component of income tax expense. The Company does not anticipate that the total unrecognized tax benefits recorded as of November 1, 2007 will significantly change during the fiscal year ending October 31, 2008.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2008

(Unaudited)

The Company files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. The statue of limitations remains open for U.S. and certain state income tax examinations for tax years from 2003 and forward.

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

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

Three months ended January 31, 2008	Net income (Numerator)	Shares (Denominator)	Per share amount
Basic net income per share	$861,949	6,090,331	$0.14

Effect of dilutive stock options	—	—

Diluted net income per share	$861,949	6,090,331	$0.14

Three months ended January 31, 2007	Net loss (Numerator)	Shares (Denominator)	Per share amount
Basic net loss per share	$(331,985)	6,008,016	$(0.06)

Effect of dilutive stock options and warrants	—	—

Diluted net loss per share	$(331,985)	6,008,016	$(0.06)

Stock options and warrants that could potentially dilute net income (loss) per share in the future that were not included in the computation of diluted net income (loss) per share (because to do so would have been antidilutive for the periods presented) totaled 204,456 and 458,043 for the three months ended January 31, 2008 and 2007, respectively.

Otherwise dilutive securities, including stock options and warrants, to acquire approximately 144 shares, net of assumed proceeds based on exercise price, and with an exercise price less than the stock price as of January 31, 2007, were excluded from the computation of diluted net loss per share for the three months ended January 31, 2007 because their effect would have been antidilutive.

(10)	Shareholders’ Equity

On March 26, 2007, the Company’s Board of Directors approved a plan to purchase and retire up to 300,100 shares of the Company’s common stock, or approximately 5% of the shares then outstanding. At the time the plan was approved, the Company anticipated that the purchases would be made over a 12-month period, but there is no definite time period for repurchase. As of January 31, 2008, the Company had repurchased and retired 141,273 shares of its outstanding common stock. The repurchase of these shares and the costs associated with the repurchase, including brokerage and legal fees, totaled $722,515. As of January 31, 2008, 6,074,689 shares of the Company’s common stock were outstanding.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2008

(Unaudited)

(11)	Segment Information and Business and Credit Concentrations

The Company has a single reportable segment for purposes of segment reporting.

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of January 31, 2008 and October 31, 2007 have been adequately provided for in the condensed financial statements.

For the three months ended January 31, 2008 no single customer accounted for more than 10% of net sales. For the three months ended January 31, 2007, 14.1% of net sales were attributable to one major domestic distributor, but no other single customer accounted for more than 10% of the Company’s net sales during the first quarter of fiscal year 2007. For the three months ended January 31, 2008 and 2007, approximately 61% and 73%, respectively, of net sales were from customers located in the United States, and approximately 39% and 27%, respectively, were from customers outside of the United States. Net sales to Canada in the first quarter of fiscal year 2008 accounted for 17.7% of the Company’s net sales.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months Ended January 31, 2008

(Unaudited)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition-date fair values the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. SFAS 141(R) becomes effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 141(R).

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition, this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 becomes effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 160.

As of March 7, 2008, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to its financial position, operating results or financial statement disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to risks and uncertainties that may cause actual events to differ materially from our expectations. Factors that could cause or contribute to such differences include, but are not limited to, the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate and/or government spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber); our dependence on a single manufacturing facility; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing; our dependence on a limited number of suppliers; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in regulatory reviews and audits and potential regulatory reviews and audits; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences for competing technologies, including copper cable and wireless, relative to fiber optic cable; economic conditions that affect the telecommunications sector, certain technology sectors or the economy as a whole; terrorist attacks or acts of war, and any current or potential future military conflicts; changes in the level of military spending by the United States government; ability to retain key personnel; inability to recruit needed personnel; poor labor relations; the impact of changes in accounting policies, including those by the Securities and Exchange Commission and the Public Company Accounting Oversight Board; our ability to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, and/or making investments in or with, parties that compete with and/or have conflicts with customers of ours; adverse reactions by customers, vendors or other service providers to unsolicited proposals regarding the acquisition of us by another company; the additional costs of considering and possibly defending our position on such unsolicited proposals regarding the acquisition of us by another company; impact of weather or natural disasters in the areas of the world in which we operate and market our products; economic downturns and/or changes in market demand, exchange rates, productivity, or market and economic conditions in the areas of the world in which we operate and market our products, and our success in managing the risks involved in the foregoing.

We caution readers that the foregoing list of important factors is not exclusive and we incorporate by reference those factors included in current reports on Form 8-K.

Dollar amounts presented in the following discussion have been rounded to the nearest hundred thousand, unless the amounts are less than one million, in which case the amounts have been rounded to the nearest thousand.

Summary of Company Performance for First Quarter 2008

Net sales, gross profit margin and net income all increased in the first quarter of fiscal year 2008, compared to the same period last year. Net sales increased 36.5% to $12.7 million during the first quarter of our 2008 fiscal year when compared to the same period last year. At the same time, gross profit margin, or gross profit as a percentage of net sales, increased to 42.1% during the first quarter of fiscal 2008, compared to 32.1% during the same period last year. We reported net income of $862,000, or $0.14 per share, during the first quarter of fiscal 2008, compared to a net loss of $332,000, or $0.06 per share, for the comparable period last year.

We experienced an increase in net sales during the first quarter of fiscal 2008 in our specialty markets compared to the same period last year. The increase in net sales in our specialty markets was partially offset by a slight decrease in net sales in our commercial market. The timing of projects, and other factors affecting product demand over the short-term, contributed to the increases in net sales in our specialty markets and the increase in net sales overall.

During the first quarter of fiscal year 2008, we continued to experience positive impacts (as we did in the second half of fiscal year 2007) on our gross profit margins that we believe are attributable to improvements in our manufacturing efficiencies resulting from the successful integration of our ERP system. Additionally, during the first quarter of fiscal 2008, we experienced an increase in net sales related to higher margin products, resulting in a substantial increase in our gross profit margin when comparing the first quarters of fiscal years 2008 and 2007.

Overview of Optical Cable Corporation

We are a leading manufacturer of fiber optic cables primarily sold into the enterprise market, and the premier manufacturer of military ground tactical fiber optic cables for the U.S. military.

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

We sell our products internationally and domestically through our sales force to our customers, which include major distributors, regional distributors, various smaller distributors, original equipment manufacturers and value added resellers. Net sales to customers located outside of the United States were 39% and 27% for the three months ended January 31, 2008 and 2007, respectively. Substantially all of our sales to customers located outside of the United States are denominated in U.S. dollars. We can experience fluctuations in the percentage of net sales to customers outside of the United States from period to period based on the timing of large orders, coupled with the impact of increases or decreases in sales to customers located in the United States. In the first quarter of fiscal year 2008, we experienced increased net sales to customers located in Canada as a result of two large orders from two unrelated customers in Canada, totaling in the aggregate, approximately $1.8 million. As a result, net sales to Canada in the first quarter of fiscal year 2008 accounted for 17.7% of our net sales.

Net sales consist of gross sales of products less discounts, refunds and returns. Revenue is typically recognized at the time of product shipment or delivery to the customer (including distributors) provided that the customer takes ownership and assumes risk of loss, based on shipping terms. During the first quarter of fiscal year 2008, no single customer accounted for more than 10% of our net sales. During the first quarter of fiscal year 2007, 14.1% of our net sales were attributable to one major domestic distributor, but no other single customer accounted for more than 10% of our net sales during the first quarter of fiscal year 2007.

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

Results of Operations

The following table sets forth and highlights fluctuations in selected line items from our condensed statements of operations for the periods indicated:

	Three Months Ended January 31		Percent Change
	2008	2007
Net sales	$12,700,000	$9,300,000	36.5%
Gross profit	5,300,000	3,000,000	79.2
SG&A expenses	4,000,000	3,500,000	14.4
Net income (loss)	862,000	(332,000)	359.6

Net Sales

Net sales increased 36.5% to $12.7 million for the first quarter of fiscal year 2008 from $9.3 million for the same period in 2007. Net sales to customers located outside of the United States continued to show substantial strength in the first quarter of fiscal year 2008, increasing 94.8% compared to the same period last year, while net sales to customers located in the United States increased 14.9%.

Net sales in our specialty markets increased during the first quarter of fiscal year 2008 compared to the same period last year, slightly offset by decreases in our commercial markets.

Generally, we believe our net sales can be impacted by seasonality factors. We typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year. This pattern may be substantially altered by the timing of larger projects or other economic factors impacting our industry or impacting the industries of our customers and end-users. In the first quarter of fiscal year 2008, we recognized net sales totaling in the aggregate, approximately $1.8 million as the result of two large international orders. The occurrence of these sales in the first quarter of fiscal 2008 may have altered the seasonality pattern that we would typically expect for fiscal year 2008. As a result, while we believe seasonality may be a factor that impacts our quarterly net sales results, we are not able to reliably predict net sales based on seasonality because these other factors can also substantially impact our net sales patterns during the year.

Gross Profit

Gross profit margin, or gross profit as a percentage of net sales, increased to 42.1% in the first quarter of fiscal 2008 from 32.1% in the first quarter of fiscal 2007. Gross profit increased 79.2% to $5.3 million during the first quarter of fiscal 2008 compared to $3.0 million for the same period last year.

During the first quarter of fiscal 2008, we continued to experience positive impacts (as we did in the second half of fiscal year 2007) on our gross profit margins that we believe are attributable to the improvements in our manufacturing efficiencies resulting from the successful integration of our ERP system. Additionally, during the first quarter of fiscal 2008, we experienced an increase in net sales related to higher margin products. Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may deviate from expectations based on both anticipated and unanticipated changes in product mix.

Selling, General, and Administrative Expenses

SG&A expenses increased 14.4% to $4.0 million in the first quarter of 2008 from $3.5 million for the same period last year. SG&A expenses as a percentage of net sales were 31.5% in the first quarter of 2008 compared to 37.6% in the first quarter of 2007.

The increase in SG&A expenses during the first quarter of fiscal year 2008 compared to the same period last year was primarily due to increased employee compensation. Compensation costs have increased when comparing the first quarter of fiscal year 2008 to the comparable period in fiscal year 2007 largely as a result of increases in employee incentives due to the financial results during the first quarter of 2008, including increases in commissions due to higher net sales when comparing the first quarters of fiscal year 2008 and 2007.

Other Income (Expense), Net

We recognized other income, net in the first quarter of fiscal year 2008 of $25,000 compared to other expense, net of $8,000 in the first quarter of fiscal year 2007. Other income (expense), net is comprised of interest income, interest expense and other miscellaneous items.

Income (Loss) Before Income Taxes

We reported income before income tax expense of $1.4 million for the first quarter of fiscal year 2008 compared to a loss before income tax benefit of $519,000 for the first quarter of fiscal year 2007. This increase was primarily due to the increase in gross profit of $2.4 million in the first quarter of fiscal year 2008 compared to the same period in 2007, partially offset by the $502,000 increase in SG&A expenses.

Income Tax Expense (Benefit)

Income tax expense totaled $507,000 in the first quarter of fiscal year 2008 compared to income tax benefit of $187,000 for the same period in fiscal year 2007. Our effective tax rate for the first quarter of fiscal year 2008 was 37.0% compared to 36.0% for the first quarter of fiscal year 2007. Generally, fluctuations in our effective tax rates are primarily due to the amount and timing of various tax deductions and benefits.

Net Income (Loss)

Net income for the first quarter of 2008 was $862,000 compared to a net loss of $332,000 for the first quarter of fiscal year 2007. This change was due primarily to the income before taxes experienced in the first quarter of fiscal year 2008 compared to a loss before taxes for the comparable period last year, partially offset by the recognition of tax expense in the first quarter of fiscal year 2008 compared to a tax benefit in the same period last year.

Financial Condition

Total assets increased $1.5 million, or 4.0%, to $38.8 million at January 31, 2008, from $37.3 million at October 31, 2007. This increase was primarily due to a $929,000 increase in cash and cash equivalents and a $713,000 increase in inventories, partially offset by a $466,000 decrease in accounts receivable, net. Further detail regarding the increase in cash is provided in our discussion of “Liquidity and Capital Resources.” Our increase in inventories—particularly work in process inventory—resulted mainly from efforts to maintain optimal stocking levels for manufacturing efficiencies. The decrease in accounts receivable, net largely resulted from the decrease in net sales in the first quarter of 2008 when compared to the fourth quarter of 2007, coupled with the timing of receipt of payments during the quarter and continued efforts to improve collections.

Total liabilities increased $503,000, or 9.5%, to $5.8 million at January 31, 2008, from $5.3 million at October 31, 2007. This increase was primarily due to a $366,000 increase in accounts payable and accrued expenses (including accrued compensation and payroll taxes), largely due to the timing of related payments when comparing the two periods.

Total shareholders’ equity at January 31, 2008 increased $997,000 in the first quarter of fiscal year 2008. The increase resulted from the impact of share-based compensation totaling $135,000 and net income retained of $862,000.

Liquidity and Capital Resources

Our primary capital needs during the first quarter of 2008 have been to fund working capital requirements, capital expenditures, and advances to a start-up connector company described further herein. Our primary source of capital for these purposes has been existing cash and cash equivalents and cash provided by operations. As of January 31, 2008 and October 31, 2007, we had no outstanding balance under our bank lines of credit.

Our cash totaled $4.1 million as of January 31, 2008, an increase of $929,000, compared to $3.1 million as of October 31, 2007. The increase in cash for the quarter ended January 31, 2008 primarily resulted from net cash provided by operating activities of $1.5 million, partially offset by capital expenditures totaling $230,000 and advances under a note receivable (described further herein) totaling $270,000.

On January 31, 2008, we had working capital of $16.8 million compared to $15.9 million on October 31, 2007. The ratio of current assets to current liabilities as of January 31, 2008, was 4.2 to 1, compared to 4.3 to 1 as of October 31, 2007. The increase in working capital when comparing the periods was primarily caused by the $929,000 increase in cash and the $713,000 increase in inventories, partially offset by the $366,000 increase in accounts payable and accrued expenses (including accrued compensation and payroll taxes).

Net cash provided by operating activities was $1.5 million in the first quarter of 2008, compared to net cash provided by operating activities of $2.9 million in the first quarter of 2007. Net cash provided by operating activities during the first quarter of fiscal year 2008 primarily resulted from net income of $862,000, plus net adjustments to reconcile net income to net cash provided by operating activities, including depreciation and amortization of $356,000 and share-based compensation expense of $135,000. Additionally, a decrease in accounts receivable in the amount of $487,000 and an increase in accounts payable and accrued expenses of $620,000, further contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by the increase in inventories of $713,000. Net cash provided by operating activities during the first quarter of fiscal year 2007 primarily resulted from certain adjustments to reconcile net loss to net cash provided by operating activities, including depreciation and amortization of $368,000 and share-based compensation expense of $169,000. Additionally, a decrease in accounts receivable in the amount of $2.4 million and a decrease in inventories totaling $445,000, further contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by a net loss totaling $332,000.

Net cash used in investing activities totaled $527,000 and $583,000 in the first quarters of fiscal years 2008 and 2007, respectively. Net cash used in investing activities during the first quarters of fiscal years 2008 and 2007 resulted primarily from purchases of property and equipment and advances made to a start-up connector company described further herein.

On April 22, 2005, we agreed to extend a loan to a start-up connector company, Applied Optical Systems, Inc., (the “Borrower”), specializing in the design, manufacture and sale of connectors and cable assemblies for certain niche markets. The Borrower offers complementary products to our product offering and was incorporated in December 2003. The Borrower currently has limited revenues and assets and is incurring net losses. As of January 31, 2008, total assets of the Borrower, based on unaudited financial information, was equivalent to approximately 4.6% of our total assets. As of October 31, 2007, total assets of the Borrower, based on audited financial information, was equivalent to approximately 5.2% of our total assets. Total revenue of the Borrower, based on unaudited financial information, was equivalent to approximately 7.9% and 9.6%, respectively, of our net sales for the three month periods ended January 31, 2008 and 2007.

This loan, and the related transactions described further herein, is part of a strategy designed to provide us with the ability to expand our product line offering in certain market niches in which we currently sell our fiber optic cable products and to preserve channels to market for our existing product line offering in those market niches over the longer term.

Through January 31, 2008, we advanced a total of $3.8 million, net (including accrued interest and accounts receivable from product sales) to the Borrower. The note receivable, which matures July 31, 2008, is collateralized by all of the Borrower’s tangible and intangible property and bears interest at six percent (6%) per annum. Two of the founders of the Borrower have also personally guaranteed amounts up to two-thirds of the principal balance outstanding on the note receivable plus two-thirds of any accrued interest related to the note receivable. In connection with the loan, we were issued a warrant by the Borrower which, as amended, gives us the right to purchase a fifty-six percent (56%) equity interest in the Borrower on a fully diluted, as converted basis, for a purchase price of $1.5 million. In addition, we were granted the right to purchase all other outstanding equity of the Borrower at various times from 2009 through 2012, at a fixed multiple of trailing earnings before interest and taxes (EBIT), conditioned upon our exercise of the warrant or the Borrower’s failure to repay the loan when due. The note receivable is callable by us at any time. Our rights under the warrant terminate if the warrant is not exercised prior to the expiration date. Subsequent to January 31, 2008, we made additional advances to the Borrower totaling $348,000, net of repayments.

There were no cash flows from financing activities in the first quarter of fiscal year 2008. Net cash used in financing activities totaled $991,000 for the three months ended January 31, 2007 and resulted from the repayment of a note payable to our bank under our line of credit.

On September 25, 2006, we established revolving credit facilities with Valley Bank. The credit facilities with Valley Bank provide a working capital line of credit (the “Working Capital Facility”), a machinery and equipment line of credit (the “Machinery and Equipment Facility”) and a real estate term loan (the “Real Estate Loan”). The Working Capital Facility, the Machinery and Equipment Facility and the Real Estate Loan together provide us with an aggregate maximum of $13.5 million in available credit, less any borrowings.

As of January 31, 2008, we had credit totaling approximately $12.0 million unused and available, after considering borrowing base calculations. As of January 31, 2008, we had no outstanding borrowings under our Working Capital Facility, the Machinery and Equipment Facility or the Real Estate Loan.

The Working Capital Facility and the Machinery and Equipment Facility expired on February 28, 2008. An agreement was reached with Valley Bank to extend the Working Capital Facility and the Machinery and Equipment Facility through April 28, 2008. We requested an extension for the Working Capital and Machinery and Equipment credit facilities in order to give us time to seek more favorable credit terms from various lenders. We are engaged in active discussions with Valley Bank, as well as other financial institutions, to replace our existing credit facilities with credit facilities we believe will be more appropriate, and at least as favorable, for our current and anticipated financing needs. Of the $13.5 million aggregate maximum availability, $6.5 million relates to the Real Estate Loan. The period of time in which advances under the Real Estate Loan may be made was previously extended by Valley Bank until February 28, 2009.

We believe that our cash flow from operations, our cash on hand and our existing credit facilities, as renewed or restructured, or any alternative credit facility we may obtain, will be adequate to fund our operations for at least the next twelve months. We anticipate being able to renew or restructure our current credit facilities or obtain other credit facilities prior to our current credit facilities’ expiration at terms no less favorable than those of our current facilities.

From time to time, we are involved in various claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Seasonality

Historically, net sales are relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year, which we believe may be partially due to construction cycles and budgetary considerations of our customers. For example, an average of approximately 45% of our net sales occurred during the first half of the fiscal year and an average of approximately 55% of our net sales occurred during the second half of the fiscal year for fiscal years 1996 through 2007, excluding fiscal years 2001 and 2002. Fiscal years 2001 and 2002 are excluded because we believe net sales did not follow this pattern due to overall economic conditions in the industry.

We believe our net sales have generally been impacted by seasonality factors where we typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year. This pattern may be substantially altered by the timing of larger projects or other economic factors impacting our industry or impacting the industries of our customers and end-users. In the first quarter of fiscal year 2008, we recognized net sales totaling in the aggregate, approximately $1.8 million as the result of two large international orders. The occurrence of these sales in the first quarter of fiscal 2008 may have altered the seasonality pattern that we would typically expect for fiscal year 2008. As a result, while we believe seasonality may be a factor that impacts our quarterly net sales results, we are not able to reliably predict net sales based on seasonality because these other factors can also substantially impact our net sales patterns during the year.

Contractual Obligations and Commitments

As of January 31, 2008, we have no disclosable contractual obligations and commitments that will significantly impact our future liquidity.

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

Note 1 to the financial statements filed with our Annual Report on Form 10-K for fiscal year 2007 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2007 Form 10-K did not change during the period from November 1, 2007 through January 31, 2008, except that we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 as of November 1, 2007, which resulted in no material impact on our results of operations, financial position or liquidity.

Future Accounting Considerations

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition-date fair values the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree. In the case of a bargain purchase, the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. SFAS 141(R) becomes effective for fiscal periods beginning after December 15, 2008. We are currently evaluating the impact of SFAS 141(R).

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition, this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 becomes effective for fiscal periods beginning after December 15, 2008. We are currently evaluating the impact of SFAS 160.

As of March 7, 2008, there are no other new accounting standards issued, but not yet adopted by us, which are expected to be applicable to our financial position, operating results or financial statement disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of January 31, 2008, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 4.	Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2008. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and that there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in the risk factors disclosed in the Company’s Form 10-K for the year ended October 31, 2007.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its common stock for the three months ended January 31, 2008:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
November 1, 2007 – November 30, 2007	—	—	—	158,827
December 1, 2007 – December 31, 2007	—	—	—	158,827
January 1, 2008 – January 31, 2008	—	—	—	158,827

(1)	On March 26, 2007, the Company’s Board of Directors approved a plan to purchase and retire up to 300,100 shares of the Company’s common stock, or approximately 5% of the shares then outstanding. At the time the plan was approved, the Company anticipated that the purchases would be made over a 12-month period, but there is no definite time period for repurchase. For the three month period ended January 31, 2008, the Company did not repurchase and retire any shares of its outstanding common stock. As of January 31, 2008, 6,074,689 shares of the Company’s common stock were outstanding.

PART II. OTHER INFORMATION

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are filed as part of, and incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: March 14, 2008	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: March 14, 2008	/s/ Tracy G. Smith
Tracy G. Smith
Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
3.1	Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated herein by reference to Exhibit 1 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

3.2	Bylaws of Optical Cable Corporation, as amended (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.1	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.2	Rights Agreement dated as of November 2, 2001 (incorporated herein by reference to Exhibit 4 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.3	Form of certificate representing preferred share purchase right (incorporated herein by reference to Exhibit 5 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.6	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $6,500,000 (Loan No. 156779) (incorporated herein by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.7	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $2,000,000 (Loan No. 156833) (incorporated herein by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.8	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $5,000,000 (Loan No. 156809) (incorporated herein by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.9	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $2,000,000 (Loan No. 156833) (incorporated herein by reference to Exhibit 4.9 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.10	Credit Line Deed of Trust dated September 22, 2006 between Optical Cable Corporation as Grantor, John T. McCaleb and Catherine J. Hartman as Trustees, and Valley Bank as Lender (incorporated herein by reference to Exhibit 4.10 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.11	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $6,500,000 (Loan No. 156779) (incorporated herein by reference to Exhibit 4.11 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.12	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $5,000,000 (Loan No. 156809) (incorporated herein by reference to Exhibit 4.12 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.13	Amendment to Commercial Loan Agreement dated October 26, 2007 by and between Optical Cable Corporation and Valley Bank (Loan No. 156779) (incorporated herein by reference to Exhibit 4.13 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2007).

4.14	Amendment No. 1 dated February 29, 2008 to the Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $5,000,000 (Loan No. 156809) (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed February 29, 2008).

4.15	Amendment No. 1 dated February 29, 2008 to the Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $2,000,000 (Loan No. 156833) (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed February 29, 2008).

10.1*	Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated herein by reference to Exhibit 10.1 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.2*	Employment Agreement dated December 10, 2004 by and between Optical Cable Corporation and Tracy G. Smith (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2005 (file number 0-27022)).

10.3*	Employment Agreement by and between Optical Cable Corporation and Luke J. Huybrechts effective November 1, 2002 (incorporated herein by reference to Exhibit 10.2 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.5*	Optical Cable Corporation Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 1998 (file number 0-27022)).

10.6*	Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-8 No. 333-09733).

10.7*	Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.8*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.9*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.10*	Form of award agreement under the Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company Annual Report on Form 10-K for the period ended October 31, 2004).

10.11*	Optical Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.12*	Form of time vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.13*	Form of stock performance vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.14*	Form of operational performance vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.15	Form of operational performance (Company financial performance measure) vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2007).

10.16	Redemption Agreement by and between Optical Cable Corporation and BB&T Investment Services, Inc. dated March 27, 2007 (incorporated herein by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2007).

11.1	Statement regarding computation of per share earnings (incorporated by reference to note 8 of the Condensed Notes to Condensed Financial Statements contained herein).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.