Form 10-Q
period 2008-04-30
OPTICAL CABLE CORP
filed 2008-06-13
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-accelerated Filer☐    Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 6, 2008, 6,038,948 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Six Months Ended April 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

OPTICAL CABLE CORPORATION

Condensed Balance Sheets

(Unaudited)

	April 30, 2008	October 31, 2007
Assets

Current assets:
Cash and cash equivalents	$4,105,547	$3,138,878
Trade accounts receivable, net of allowance for doubtful accounts of $118,855 at April 30, 2008 and $246,803 at October 31, 2007	9,074,554	9,056,964
Other receivables	108,989	199,985
Inventories	8,361,820	7,340,370
Prepaid expenses and other assets	450,534	371,194
Deferred income taxes	861,293	707,388

Total current assets	22,962,737	20,814,779
Property and equipment, net	12,728,075	12,896,564
Note receivable	4,303,780	3,490,677
Other assets, net	201,086	79,220

Total assets	$40,195,678	$37,281,240

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,803,183	$2,968,620
Accrued compensation and payroll taxes	1,798,634	1,495,294
Income taxes payable	148,965	413,664

Total current liabilities	5,750,782	4,877,578
Deferred income taxes—noncurrent	360,281	425,188
Other non-current liabilities	113,102	—

Total liabilities	6,224,165	5,302,766

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 6,038,948 shares at April 30, 2008 and 6,090,331 at October 31, 2007	3,936,517	3,683,754
Retained earnings	30,034,996	28,294,720

Total shareholders’ equity	33,971,513	31,978,474

Commitments and contingencies
Total liabilities and shareholders’ equity	$40,195,678	$37,281,240

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Net sales	$13,495,302	$11,132,925	$26,156,845	$20,409,254
Cost of goods sold	7,751,078	7,063,896	15,080,087	13,364,231

Gross profit	5,744,224	4,069,029	11,076,758	7,045,023
Selling, general and administrative expenses	4,396,467	3,697,368	8,385,695	7,184,384

Income (loss) from operations	1,347,757	371,661	2,691,063	(139,361)
Other income (expense), net:
Interest income	27,602	31,575	67,809	43,585
Interest expense	—	(31,491)	—	(54,323)
Other, net	206	(1,283)	(14,654)	1,917

Other income (expense), net	27,808	(1,199)	53,155	(8,821)

Income (loss) before income taxes	1,375,565	370,462	2,744,218	(148,182)
Income tax expense (benefit)	497,238	133,700	1,003,942	(52,959)

Net income (loss)	$878,327	$236,762	$1,740,276	$(95,223)

Net income (loss) per share:
Basic and diluted	$0.15	$0.04	$0.29	$(0.02)

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statement of Shareholders’ Equity

(Unaudited)

	Six Months Ended April 30, 2008
	Common Stock		Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balances at October 31, 2007	6,090,331	$3,683,754	$28,294,720	$31,978,474
Share-based compensation, net	(51,383)	252,763	—	252,763
Net income	—	—	1,740,276	1,740,276

Balances at April 30, 2008	6,038,948	$3,936,517	$30,034,996	$33,971,513

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended April 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$1,740,276	$(95,223)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	726,092	787,165
Bad debt recovery	(28,494)	(65,830)
Deferred income tax expense (benefit)	(218,812)	1,188
Share-based compensation	252,763	398,472
Loss on disposal of machinery and equipment	—	1,151
(Increase) decrease in:
Trade accounts receivable	10,904	1,117,714
Other receivables	90,996	18,758
Inventories	(1,021,450)	1,556,264
Prepaid expenses and other assets	(79,340)	(11,746)
Other assets, net	2,775	136,376
Increase (decrease) in:
Accounts payable and accrued expenses	708,331	(301,746)
Accrued compensation and payroll taxes	303,340	(138,627)
Income taxes payable	(264,699)	(84,819)
Other non-current liabilities	113,102	—

Net cash provided by operating activities	2,335,784	3,319,097

Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(511,590)	(387,149)
Investment in other assets	(44,422)	—
Note receivable	(813,103)	(615,000)

Net cash used in investing activities	(1,369,115)	(1,002,149)

Cash flows from financing activities:
Repayment of note payable to bank	—	(990,724)
Proceeds from exercise of warrants	—	6,500

Net cash used in financing activities	—	(984,224)

Net increase in cash and cash equivalents	966,669	1,332,724
Cash and cash equivalents at beginning of period	3,138,878	555,272

Cash and cash equivalents at end of period	$4,105,547	$1,887,996

See accompanying condensed notes to condensed financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2008

(Unaudited)

(1)	General

The accompanying unaudited condensed financial statements of Optical Cable Corporation (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2008 are not necessarily indicative of the results for the fiscal year ending October 31, 2008 because the following items, among other things, may impact those results: changes in market conditions, seasonality, changes in technology, competitive conditions, ability of management to execute its business plans, as well as other variables and contingencies set forth as risks in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007 or as otherwise identified in other filings by the Company as risks possibly affecting future results. The unaudited condensed financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. For further information, refer to the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2007.

(2)	Stock Option Plan and Other Stock-Based Compensation

As of April 30, 2008, there were approximately 645,000 remaining shares available for grant under the Optical Cable Corporation 2005 Stock Incentive Plan (the “2005 Plan”).

Share-based compensation expense recognized in the condensed statements of operations for the three months and six months ended April 30, 2008 was $127,607 and $289,154, respectively, and for the three months and six months ended April 30, 2007 was $250,511 and $452,325, respectively.

Stock Option Awards

Employees and outside contractors were issued options to purchase common stock, all of which were issued prior to July 2002. Additionally, during 2002, non-employee members of the Company’s Board of Directors were granted options to purchase shares of the Company’s common stock. The exercise price equaled the market price of the Company’s common stock on the date of grant. Stock option activity during the six months ended April 30, 2008 is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term (in yrs)
Outstanding and exercisable at October 31, 2007	204,456	$7.76	4.26
Forfeited	(20,625)	9.32

Outstanding and exercisable at April 30, 2008	183,831	$7.58	3.78

Compensation cost related to stock options granted to employees and non-employees prior to July 2002

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2008

(Unaudited)

was fully recognized in fiscal year 2007. Therefore, the Company did not record compensation expense related to its stock option awards during the three months and six months ended April 30, 2008. Compensation cost related to stock option awards for the three months and six months ended April 30, 2007 totaled $1,605 and $28,963, respectively.

Restricted Stock Awards

The Company has granted, and anticipates granting from time to time, restricted stock awards subject to approval by the Compensation Committee of the Board of Directors.

Restricted stock award activity during the six months ended April 30, 2008 consisted of 51,383 restricted shares forfeited or withheld for taxes.

The Company recorded compensation expense related to its restricted stock awards totaling $127,607 and $289,154, respectively, during the three months and six months ended April 30, 2008 and $176,645 and $351,101, respectively, during the three months and six months ended April 30, 2007.

During the three months ended April 30, 2008, there were no restricted stock awards granted by the Board of Directors under the Non-employee Directors Stock Plan. Therefore, the Company did not record compensation expense related to restricted stock awards under the Non-employee Directors Stock Plan during the three months ended April 30, 2008. The Company recorded compensation expense totaling $72,261 during the three months ended April 30, 2007.

As of April 30, 2008, the maximum amount of compensation cost related to unvested equity-based compensation awards in the form of service-based, market condition-based, and operational performance-based shares that the Company will have to recognize over a 2.6 year weighted-average period is $1.4 million.

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the six months ended April 30, 2008 and 2007 follows:

	Six Months Ended April 30,
	2008	2007
Balance at beginning of period	$246,803	$238,455
Bad debt recovery	(28,494)	(65,830)
Losses charged to allowance	(114,754)	(16,440)
Recoveries added to allowance	15,300	2,001

Balance at end of period	$118,855	$158,186

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2008

(Unaudited)

(4)	Inventories

Inventories as of April 30, 2008 and October 31, 2007 consist of the following:

	April 30, 2008	October 31, 2007
Finished goods	$2,641,016	$2,484,892
Work in process	2,167,679	1,609,425
Raw materials	3,339,610	3,091,307
Production supplies	213,515	154,746

Total	$8,361,820	$7,340,370

(5)	Note Receivable

On April 22, 2005, the Company agreed to extend a loan to a start-up connector company, Applied Optical Systems, Inc. (the “Borrower”), specializing in the design, manufacture and sale of connectors and cable assemblies for certain niche markets. The Borrower offers complementary products to the Company’s product offering and was incorporated in December 2003. The Borrower currently has limited revenues and assets and is incurring net losses. As of April 30, 2008, total assets of the Borrower, based on unaudited financial information, was equivalent to approximately 6.7% of the Company’s total assets. As of October 31, 2007, total assets of the Borrower, based on audited financial information, was equivalent to approximately 5.2% of the Company’s total assets. Total revenue of the Borrower, based on unaudited financial information, was equivalent to approximately 12.1% and 10.0%, respectively, of the Company’s net sales for the three month and the six month periods ended April 30, 2008. Total revenue of the Borrower, based on unaudited financial information, was equivalent to approximately 4.7% and 6.9%, respectively, of the Company’s net sales for the three month and the six month periods ended April 30, 2007.

This loan, and the related transactions described further herein, is part of a strategy designed to provide the Company with the ability to expand its product line offering in certain market niches in which the Company currently sells its fiber optic cable products and to preserve channels to market for the Company’s existing product line offering in those market niches over the longer term.

Through April 30, 2008, the Company had advanced a total of $4,303,780, net (including accrued interest and accounts receivable from product sales) to the Borrower. The note receivable, which matures July 31, 2008, is collateralized by all of the Borrower’s tangible and intangible property and bears interest at six percent (6%) per annum. At this time, the Company believes that the maturity date of the note receivable may be extended. Two of the founders of the Borrower have also personally guaranteed amounts up to two-thirds of the principal balance outstanding on the note receivable plus two-thirds of any accrued interest related to the note receivable. In connection with the loan, the Company was issued a warrant by the Borrower which, as amended, gives the Company the right to purchase a fifty-six percent (56%) equity interest in the Borrower on a fully diluted, as converted basis, for a purchase price of $1,500,000. In addition, the Company was granted the right to purchase all other outstanding equity of the Borrower at various times from 2009 through 2012, at a fixed multiple of trailing earnings before interest and taxes (EBIT), conditioned upon the Company’s exercise of the warrant or the Borrower’s failure to repay the loan when due. The note receivable is callable by the Company at any time. The Company’s rights under the warrant terminate if the warrant is not exercised prior to the expiration date. The Company did not make any additional advances to the Borrower subsequent to April 30, 2008.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2008

(Unaudited)

The Company sold fiber optic cables to the Borrower totaling $384,195 and $482,241 during the three and six months ended April 30, 2008, respectively. During the three months ended April 30, 2008, the Borrower sold product to the Company totaling $88,152. The Company did not include any amount related to these sales of product to the Borrower in note receivable in the accompanying condensed balance sheet as of April 30, 2008. Rather, such amounts are included in trade accounts receivable and accounts payable, as appropriate.

The Company recorded interest income related to the loan totaling $32,874 and $13,381 during fiscal years 2006 and 2005, respectively, which is included in note receivable in the accompanying condensed balance sheet as of April 30, 2008 and October 31, 2007. The Company has fully reserved interest income beginning in the third quarter of fiscal year 2006 related to the loan.

(6)	Product Warranties

As of April 30, 2008 and October 31, 2007, the Company’s accrual for estimated product warranty claims totaled $100,000 and $75,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims recovery for the three months ended April 30, 2008 totaled $33,538. Warranty claims expense, net of recoveries, for the six months ended April 30, 2008 totaled $85,519. Warranty claims expense, net of recoveries, for the three months and six months ended April 30, 2007 totaled $52,529 and $36,743, respectively.

The following table summarizes the changes in the Company’s accrual for product warranties during the six months ended April 30, 2008 and 2007:

	Six Months Ended April 30,
	2008	2007
Balance at beginning of period	$75,000	$75,000
Liability accrued for warranties issued during the period	37,693	53,812
Warranty claims and costs paid during the period	(60,519)	(61,743)
Changes in liability for pre-existing warranties during the period	47,826	(17,069)

Balance at end of period	$100,000	$50,000

(7)	Note Payable to Bank

On September 25, 2006, the Company established revolving credit facilities with Valley Bank. The credit facilities with Valley Bank provided a working capital line of credit (the “Working Capital Facility”), a machinery and equipment line of credit (the “Machinery and Equipment Facility”), and a real estate term loan (the “Real Estate Loan”). The Working Capital Facility, the Machinery and Equipment Facility and the Real Estate Loan together provided the Company with an aggregate maximum of $13.5 million in available credit, less any borrowings. The Working Capital Facility and the Machinery and Equipment Facility expired on April 28, 2008. The period of time in which advances under the Real Estate Loan may have been made was previously extended by Valley Bank until February 28, 2009. As of April 30, 2008, the Company had credit totaling $6.5 million unused and available and no outstanding borrowings under the Real Estate Loan.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2008

(Unaudited)

Subsequent Financing Established

On May 30, 2008, the Company and a new wholly owned subsidiary, Superior Modular Products Incorporated, a Delaware corporation doing business as SMP Data Communications (“SMP Data Communications”) established $17.0 million in credit facilities (collectively, the “Credit Facilities”) with Valley Bank to provide for the working capital needs of the Company and to finance the recent acquisition of SMP Data Communications (see note 14). The new Credit Facilities provide a working capital line of credit (the “Revolving Loan”), a real estate term loan that refinances the existing Real Estate Loan (the “Virginia Real Estate Loan”), a supplemental real estate term loan (the “North Carolina Real Estate Loan”), and a capital acquisitions term loan (the “Capital Acquisitions Term Loan”). The new Credit Facilities with Valley Bank replace the previous $13.5 million credit facilities and provide the Company with an aggregate maximum of $17.0 million in available credit, less any borrowings.

The Revolving Loan provides up to $6.0 million for the Company’s working capital needs and bears interest at LIBOR plus 2.15%, but provides a lower rate option if the Company maintains specific depository limits with Valley Bank. The Company may borrow up to 85% of the Company’s consolidated eligible accounts receivable, (excluding foreign accounts receivable), plus 35% of certain consolidated uninsured foreign receivables (or 100% of insured foreign receivables, without duplication) up to a maximum of $1,500,000 plus 25% of the Company’s consolidated eligible inventory. The Revolving Loan expires on February 28, 2010.

The Virginia Real Estate Loan provides up to $6.5 million and was fully funded on May 30, 2008. The Virginia Real Estate Loan accrues interest at 6% and payments of principal and interest are based on a 25 year amortization. Payments on the Virginia Real Estate Loan will be made in 59 equal installments of principal and interest in the amount of $42,241 for the period from July 1, 2008 through May 1, 2013. The balance of the Virginia Real Estate Loan will be due June 1, 2013.

The North Carolina Real Estate Loan provides up to $2,240,000 and was fully funded on May 30, 2008. The North Carolina Real Estate Loan accrues interest at 6% and payments of principal and interest are based on a 25 year amortization. Payments on the North Carolina Real Estate Loan will be made in 59 equal installments of principal and interest in the amount of $14,557 for the period from July 1, 2008 through May 1, 2013. The balance of the North Carolina Real Estate Loan will be due June 1, 2013.

The Company may borrow up to $2,260,000 under the terms of the Capital Acquisitions Term Loan. The advances under the Capital Acquisitions Term Loan may be made at any time within one year of the May 30, 2008 closing. To the extent the Company has borrowings under the Capital Acquisitions Term Loan, principal and interest payments will be amortized over 7 years. Payments on the Capital Acquisitions Term Loan will be for interest only for the period from June 1, 2008 through May 1, 2009. The outstanding principal on May 31, 2009, if any, will convert to 72 equal payments of principal and interest, commencing on July 1, 2009. The Capital Acquisitions Term Loan bears interest at a fixed rate of 6%.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2008

(Unaudited)

The Credit Facilities are secured by a first priority lien on all of the Company’s personal property and assets as well as a first lien deed of trust on the Company’s real property, in both cases including the assets of the Company’s new subsidiary, SMP Data Communications.

In connection with obtaining the Credit Facilities, the Company incurred various costs. To the extent these financing costs were incurred prior to April 30, 2008, they have been deferred and are included in prepaid expenses and other assets on the balance sheet.

(8)	Income Taxes

Effective November 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operation or liquidity.

At the adoption date of November 1, 2007, the Company had unrecognized tax benefits of $57,766 (inclusive of potential interest and penalties totaling $12,459). As of April 30, 2008, the Company had $113,102 (inclusive of potential interest and penalties totaling $23,526) of unrecognized tax benefits, of which $82,261 would impact the effective tax rate if recognized. The Company recognizes accrued interest and penalties related to uncertain tax positions as a component of income tax expense. The Company does not anticipate that the total unrecognized tax benefits recorded as of November 1, 2007 will significantly change during the fiscal year ending October 31, 2008.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2008

(Unaudited)

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

	Net Income	Shares	Per Share
Three Months Ended April 30, 2008	(Numerator)	(Denominator)	Amount
Basic net income per share	$878,327	6,051,914	$0.15

Effect of dilutive stock options and warrants	—	—

Diluted net income per share	$878,327	6,051,914	$0.15

	Net Income	Shares	Per Share
Three Months Ended April 30, 2007	(Numerator)	(Denominator)	Amount
Basic net income per share	$236,762	6,066,511	$0.04

Effect of dilutive stock options and warrants	—	19,019

Diluted net income per share	$236,762	6,085,530	$0.04

	Net Income	Shares	Per Share
Six Months Ended April 30, 2008	(Numerator)	(Denominator)	Amount
Basic net income per share	$1,740,276	6,071,333	$0.29

Effect of dilutive stock options and warrants	—	—

Diluted net income per share	$1,740,276	6,071,333	$0.29

	Net Loss	Shares	Per Share
Six Months Ended April 30, 2007	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(95,223)	6,036,778	$(0.02)

Effect of dilutive stock options and warrants	—	—

Diluted net loss per share	$(95,223)	6,036,778	$(0.02)

Stock options and warrants that could potentially dilute net income (loss) per share in the future that were not included in the computation of diluted net income (loss) per share (because to do so would have been antidilutive for the periods presented) totaled 183,831 for the three months and six months ended April 30, 2008 and 220,712 for the three months and six months ended April 30, 2007.

(10)	Shareholders’ Equity

On March 26, 2007, the Company’s Board of Directors approved a plan to purchase and retire up to 300,100 shares of the Company’s common stock, or approximately 5% of the shares then outstanding. At the time the plan was approved, the Company anticipated that the purchases would be made over a 12-month period, but there is no definite time period for the repurchase. As of April 30, 2008, the Company had repurchased and retired 141,273 shares of its outstanding common stock. The repurchase of these shares and the costs associated with the repurchase, including brokerage and legal fees, totaled $722,515. As of April 30, 2008, 6,038,948 shares of the Company’s common stock were outstanding.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2008

(Unaudited)

(11)	Segment Information and Business and Credit Concentrations

The Company has a single reportable segment for purposes of segment reporting.

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of April 30, 2008 and October 31, 2007 have been adequately provided for in the condensed financial statements.

For the three months ended April 30, 2008 and 2007, 10.4% and 10.3%, respectively, of net sales were attributable to one major domestic distributor. For the six months ended April 30, 2008 and 2007, 10.1% and 12.0%, respectively, of net sales were attributable to this distributor. No other single customer accounted for more than 10% of the Company’s net sales during the three months and six months ended April 30, 2008 and 2007. For the six months ended April 30, 2008 and 2007, approximately 65% and 72%, respectively, of net sales were from customers located in the United States, and approximately 35% and 28%, respectively, were from customers outside of the United States.

(12)	Contingencies

From time to time, the Company is involved in various claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

(13)	New Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, but has been delayed for treatment of non-financial assets and liabilities until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS No. 157.

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

Three Months and Six Months Ended April 30, 2008

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, in order to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows. The statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The adoption of the Statement is not expected to have any impact on the Company’s results of operations, financial position or liquidity.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. The Statement will be effective 60 days following the SEC’s approval of the PCAOB’s amendments to AU Section 11, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of the Statement is not expected to have any impact on the Company’s results of operations, financial position or liquidity.

As of June 6, 2008, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to its financial position, operating results or financial statement disclosures.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Financial Statements

Three Months and Six Months Ended April 30, 2008

(Unaudited)

(14)	Subsequent Events

The Company has acquired Superior Modular Products Incorporated (doing business as SMP Data Communications), a leading supplier of fiber optic and copper connectivity products for the data communications industry. The transaction was consummated on May 30, 2008. The Company acquired SMP Data Communications from Preformed Line Products Company (Nasdaq GM: PLPC) for a purchase price of $11.5 million, subject to certain minimum working capital requirements and related purchase price adjustments. The transaction was effected by an Agreement and Plan of Merger whereby SMP Data Communications merged with a newly formed wholly owned subsidiary of Optical Cable Corporation. Founded in 1990, SMP Data Communications is located near Asheville, North Carolina and employs approximately 120 persons, including manufacturing and office personnel. SMP Data Communications net sales (unaudited) were approximately $21.0 million for calendar year 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to risks and uncertainties that may cause actual events to differ materially from our expectations. Factors that could cause or contribute to such differences include, but are not limited to, the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate and/or government spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber); our dependence on a single manufacturing facility for the manufacture of fiber optic cables; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing; our dependence on a limited number of suppliers; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in regulatory reviews and audits and potential regulatory reviews and audits; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences for competing technologies, including copper cable and wireless, relative to fiber optic cable; economic conditions that affect the telecommunications sector, certain technology sectors or the economy as a whole; terrorist attacks or acts of war, and any current or potential future military conflicts; changes in the level of military spending by the United States government; ability to retain key personnel; inability to recruit needed personnel; poor labor relations; the impact of changes in accounting policies, including those by the Securities and Exchange Commission and the Public Company Accounting Oversight Board; our ability to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, making investments in or with, and/or acquiring parties that compete with and/or have conflicts with customers of ours; impact of weather or natural disasters in the areas of the world in which we operate and market our products; economic downturns and/or changes in market demand, exchange rates, productivity, or market and economic conditions in the areas of the world in which we operate and market our products, and our success in managing the risks involved in the foregoing.

We caution readers that the foregoing list of important factors is not exclusive and we incorporate by reference those factors included in current reports on Form 8-K and the risk factors included in our annual reports on Form 10-K.

Dollar amounts presented in the following discussion have been rounded to the nearest hundred thousand, unless the amounts are less than one million, in which case the amounts have been rounded to the nearest thousand.

Summary of Company Performance for Second Quarter 2008

For the fourth consecutive quarter, we experienced increases in our net sales, gross profit margin and net income compared to the same period in the prior year. For the second quarter of fiscal year 2008, net sales increased 21.2% to $13.5 million compared to $11.1 million during the second quarter of fiscal year 2007. At the same time, gross profit margin, or gross profit as a percentage of net sales, increased to 42.6% during the second quarter of fiscal 2008, compared to 36.5% during the same period last year. We reported net income of $878,000, or $0.15 per share, during the second quarter of fiscal year 2008, compared to net income of $237,000, or $0.04 per share, for the comparable period last year.

For the six months ended April 30, 2008, net sales increased 28.2% to $26.2 million compared to $20.4 million for the same period last year. Gross profit margin increased to 42.3% compared to 34.5% for the same period last year. We reported net income of $1.7 million during the first half of fiscal year 2008 compared to a net loss of $95,000 for the same period last year.

We experienced an increase in net sales during the second quarter of fiscal year 2008 in both our specialty markets and our commercial markets compared to the same period last year. The timing of projects, and other factors affecting project demand over the short-term, contributed to the increase in net sales overall.

During the second quarter of fiscal year 2008, we continued to experience positive impacts (as we have over the past three consecutive quarters) on our gross profit margins that we believe are attributable, in part, to improvements in our manufacturing efficiencies, including improvements resulting from the successful integration of our ERP system.

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

We sell our products internationally and domestically through our sales force to our customers, which include major distributors, regional distributors, various smaller distributors, original equipment manufacturers and value-added resellers. Net sales to customers located outside of the United States were 31% and 28% for the three months ended April 30, 2008 and 2007, respectively. Net sales to customers located outside of the United States were 35% and 28% of total net sales for the six months ended April 30, 2008 and 2007, respectively. All of our sales to customers located outside of the United States are denominated in U.S. dollars. We can experience fluctuations in the percentage of net sales to customers outside of the United States from period to period based on the timing of large orders, coupled with the impact of increases and decreases in sales to customers located in the United States.

Net sales consist of gross sales of products less discounts, refunds and returns. Revenue is recognized at the time of product shipment or delivery to the customer (including distributors) provided that the customer takes ownership and assumes risk of loss, based on shipping terms. During the second quarters of fiscal years 2008 and 2007, respectively, 10.4% and 10.3% of our net sales were attributable to one major domestic distributor. For the six months ended April 30, 2008 and 2007, 10.1% and 12.0%, respectively, of net sales were attributable to this distributor. No other single customer accounted for more than 10.0% of our net sales during the three months and six months ended April 30, 2008 and 2007.

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

Cable containing multimode fiber is generally used for communications over shorter distances where the higher bandwidth capacity and the higher transmission equipment cost of single-mode fiber are not required. Cable containing single-mode fiber is generally used for communications over longer distances and where higher bandwidth capacity is required.

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

Acquisition of SMP Data Communications

Subsequent to the end of the second quarter of fiscal year 2008 on April 30, 2008, we acquired Superior Modular Products Incorporated, a Delaware corporation, doing business as SMP Data Communications (“SMP Data Communications”), a leading supplier of fiber optic and copper connectivity products for the data communications industry. The transaction was consummated on May 30, 2008. We acquired SMP Data Communications from Preformed Line Products Company (Nasdaq GM: PLPC) for a purchase price of $11.5 million, subject to certain minimum working capital requirements and related purchase price adjustments. The transaction was effected by an Agreement and Plan of Merger whereby SMP Data Communications merged with a newly formed wholly owned subsidiary of Optical Cable Corporation. Founded in 1990, SMP Data Communications is located near Asheville, North Carolina and employs approximately 120 persons, including manufacturing and office personnel. SMP Data Communications net sales (unaudited) were approximately $21.0 million for calendar year 2007.

Results of Operations

The following table sets forth and highlights fluctuations in selected line items from our condensed statements of operations for the periods indicated:

	Three Months Ended April 30,		Percent Change	Six Months Ended April 30,		Percent Change
	2008	2007		2008	2007
Net sales	13,495,000	11,133,000	21.2%	26,157,000	20,409,000	28.2%
Gross profit	5,744,000	4,069,000	41.2%	11,077,000	7,045,000	57.2%
SG&A expenses	4,396,000	3,697,000	18.9%	8,386,000	7,184,000	16.7%
Net income (loss)	878,000	237,000	271.0%	1,740,000	(95,000)	1,927.6%

Three Months Ended April 30, 2008 and 2007

Net Sales

Net sales increased 21.2% to $13.5 million for the second quarter of fiscal year 2008 from $11.1 million for the same period in 2007. Sequentially, net sales for the second quarter of fiscal 2008 increased 6.6% compared to net sales of $12.7 million during the first quarter of fiscal 2008. Net sales to customers located outside of the United States continued to show substantial strength in the second quarter of fiscal year 2008, increasing 30.9% compared to the same period last year, while net sales to customers located in the United States increased 17.4%.

The increase in net sales during the second quarter of fiscal year 2008 when compared to the same period last year was attributable to increases in both our commercial market and our specialty markets compared to the same period last year.

Generally, we believe net sales can be impacted by seasonality factors. We typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year. This pattern may be substantially altered by the timing of larger projects or other economic factors impacting our industry or impacting the industries of our customer and end-users. Further detail regarding seasonality is provided in our discussion of “Seasonality”.

Gross Profit

Gross profit margin, or gross profit as a percentage of net sales, increased to 42.6% in the second quarter of fiscal year 2008 from 36.5% in the second quarter of fiscal year 2007. By comparison, gross profit margin for each of the prior three quarters has ranged from 40.2% to 42.1%. Gross profit increased 41.2% to $5.7 million for the second quarter of fiscal year 2008 compared to $4.1 million for the same period last year.

During the second quarter of fiscal 2008, we continued to experience positive impacts (as we did in the past three consecutive quarters) on our gross profit margins that we believe are attributable, in part, to the improvements in our manufacturing efficiencies, including improvements resulting from the successful integration of our ERP system. Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may deviate from expectations based on both anticipated and unanticipated changes in product mix. Additionally, gross profit margins tend to be higher when we achieve higher net sales levels, as certain fixed manufacturing costs are spread over higher sales volumes.

Selling, General, and Administrative Expenses

SG&A expenses increased 18.9% to $4.4 million in the second quarter of fiscal year 2008 from $3.7 million for the same period last year. SG&A expenses as a percentage of net sales were 32.6% in the second quarter of 2008 compared to 33.2% in the second quarter of 2007. The increase in SG&A expenses during the second quarter of fiscal year 2008 compared to the same period last year was primarily due to increased employee compensation costs. Compensation costs have increased when comparing the second quarter of fiscal 2008 to the comparable period in fiscal year 2007 largely as a result of increases in employee incentives due to the financial results during the second quarter of fiscal year 2008, including increases in commissions due to higher net sales when comparing the second quarters of fiscal years 2008 and 2007.

Other Income (Expense), Net

We recognized other income, net, in the second quarter of fiscal year 2008 of $28,000 compared to other expense, net, of $1,000 in the second quarter of fiscal year 2007. Other income (expense), net is comprised of interest income, interest expense and other miscellaneous items.

Income Before Income Taxes

We reported income before income tax expense of $1.4 million for the second quarter of fiscal year 2008 compared to income before income taxes of $370,000 for the second quarter of fiscal year 2007. This increase was primarily due to the increase in gross profit of $1.7 million in the second quarter of fiscal year 2008 compared to the same period in 2007, partially offset by the $699,000 increase in SG&A expenses.

Income Tax Expense

Income tax expense totaled $497,000 for the second quarter of fiscal year 2008 compared to income tax expense of $134,000 for the same period in fiscal year 2007. Our effective tax rate was 36.1% in the second quarters of fiscal years 2008 and 2007.

Net Income

Net income for the second quarter of fiscal year 2008 was $878,000 compared to net income of $237,000 for the second quarter of fiscal year 2007. This increase was due primarily to the increase in income before income tax expense of $1.0 million when comparing the second quarter of fiscal year 2008 with the same period in 2007, partially offset by the increase in income tax expense of $364,000 when comparing the second quarter of fiscal year 2008 to the second quarter of fiscal year 2007.

Six Months Ended April 30, 2008 and 2007

Net Sales

Net sales increased 28.2% to $26.2 million for the first half of fiscal year 2008 from $20.4 million for the same period in 2007. Net sales to customers located outside of the United States continued to show substantial strength in the first half of fiscal year 2008, increasing 59.1% compared to the same period last year, while net sales to customers located in the United States increased 16.2%.

The increase in net sales during the first half of fiscal year 2008 when compared to the same period last year was attributable to increases in both our commercial markets and our specialty markets.

Generally, we believe net sales can be impacted by seasonality factors. We typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year. This pattern may be substantially altered by the timing of larger projects or other economic factors impacting our industry or impacting the industries of our customer and end-users. Further detail regarding seasonality is provided in our discussion of “Seasonality”.

Gross Profit

Gross profit margin, or gross profit as a percentage of net sales, increased to 42.3% for the first half of fiscal year 2008 from 34.5% for the same period last year. Gross profit increased 57.2% to $11.1 million for the first half of fiscal 2008 from $7.0 million for the same period in 2007.

During the first half of fiscal 2008, we continued to experience positive impacts (as we did in the past three consecutive quarters) on our gross profit margins that we believe are attributable, in part, to the improvements in our manufacturing efficiencies, including improvements resulting from the successful integration of our ERP system. Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may deviate from expectations based on both anticipated and unanticipated changes in product mix.

Selling, General, and Administrative Expenses

SG&A expenses increased 16.7% to $8.4 million in the first half of 2008 from $7.2 million for the same period last year. SG&A expenses as a percentage of net sales were 32.1% for the six months ended April 30, 2008 compared to 35.2% for the same period in 2007. The increase in SG&A expenses during the first half of 2008 compared to the same period last year was primarily due to increased employee compensation costs. Compensation costs increased in the first half of fiscal 2008 compared to the same period in fiscal 2007 largely as a result of increases in employee incentives due to the financial results during the first half of fiscal year 2008, including increases in commissions due to higher net sales when comparing the first half of fiscal year 2008 and 2007.

Other Income (Expense), Net

We recognized other income, net, of $53,000 in the first half of fiscal 2008 compared to other expense, net, of $9,000 in the first half of 2007. Other income (expense), net is comprised of interest income, interest expense and other miscellaneous items.

Income (Loss) Before Income Taxes

We reported income before income taxes of $2.7 million for the first half of fiscal year 2008 compared to a net loss of $148,000 for the first half of fiscal year 2007. This change was primarily due to the increase in gross profit of $4.0 million in the first half of fiscal year 2008 compared to the same period in fiscal year 2007, partially offset by the $1.2 million increase in SG&A expenses.

Income Tax Expense (Benefit)

Income tax expense totaled $1.0 million for the first half of fiscal year 2008 compared to income tax benefit of $53,000 for the same period in fiscal 2007. Our effective tax rate was 36.6% in the first half of 2008 compared to 35.7% in the first half of 2007. Generally, fluctuations in our effective tax rates are primarily due to the amount and timing of various tax deductions and benefits.

Net Income (Loss)

Net income for the first half of 2008 was $1.7 million compared to a net loss of $95,000 for the first half of fiscal 2007. This change was due primarily to the income before taxes experienced in the first half of fiscal year 2008 compared to a loss before taxes for the comparable period last year, partially offset by the recognition of tax expense in the first half of fiscal year 2008 compared to a tax benefit in the same period last year.

Financial Condition

Total assets increased $2.9 million, or 7.8%, to $40.2 million at April 30, 2008, from $37.3 million at October 31, 2007. This increase was primarily due to a $967,000 increase in cash and cash equivalents, a $1.0 million increase in inventories, and an $813,000 increase in note receivable. Further detail regarding the increase in cash is provided in our discussion of “Liquidity and Capital Resources”. The increase in inventory resulted mainly from efforts to maintain optimal stocking levels for manufacturing efficiencies. The increase in note receivable is the result of advances made by us to a start-up connector company (described further herein).

Total liabilities increased $921,000, or 17.4%, to $6.2 million at April 30, 2008, from $5.3 million at October 31, 2007. This increase was primarily due to a $1.1 million increase in accounts payable and accrued expenses (including accrued compensation and payroll taxes), largely due to the timing of related payments when comparing the two periods.

Total shareholders’ equity at April 30, 2008 increased $2.0 million in the first half of fiscal year 2008. The increase resulted from the impact of share-based compensation totaling $253,000 and net income retained of $1.7 million.

Liquidity and Capital Resources

Our primary capital needs during the first half of fiscal 2008 have been to fund working capital requirements, capital expenditures, and advances to a start-up connector company described further herein. Our primary source of capital for these purposes has been existing cash and cash equivalents and cash provided by operations. As of April 30, 2008, we had no outstanding balance under our bank credit facility.

Our cash totaled $4.1 million as of April 30, 2008, an increase of $967,000, compared to $3.1 million as of October 31, 2007. The increase in cash for the six months ended April 30, 2008 primarily resulted from net cash provided by operating activities of $2.3 million, partially offset by capital expenditures totaling $512,000, and advances under a note receivable (described further herein) totaling $813,000.

On April 30, 2008, we had working capital of $17.2 million compared to $15.9 million on October 31, 2007. The ratio of current assets to current liabilities as of April 30, 2008, was 4.0 to 1, compared to 4.3 to 1 as of October 31, 2007. The increase in working capital when comparing the periods was primarily caused by the $967,000 increase in cash and cash equivalents and the $1.0 million increase in inventories, partially offset by the $1.1 million increase in accounts payable and accrued expenses (including accrued compensation and payroll taxes).

Net cash provided by operating activities was $2.3 million in the first half of fiscal year 2008, compared to $3.3 million in the first half of fiscal year 2007. Net cash provided by operating activities during the first half of fiscal year 2008 primarily resulted from net income of $1.7 million, plus net adjustments to reconcile net income to net cash provided by operating activities, including depreciation and amortization of $726,000 and share-based compensation expense of $253,000. Additionally, an increase in accounts payable and accrued expenses of $708,000 further contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by the increase in inventories of $1.0 million. Net cash provided by operating activities during the first half of fiscal year 2007 primarily resulted from certain adjustments to reconcile net loss to net cash provided by operating activities, including depreciation and amortization of $787,000 and share-based compensation expense of $398,000. Additionally, the decrease in accounts receivable in the amount of $1.1 million and the decrease in inventories totaling $1.6 million further contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by a net loss totaling $95,000 and a decrease in accounts payable and accrued expenses in the amount of $302,000.

Net cash used in investing activities totaled $1.4 million in the first half of fiscal year 2008 compared to $1.0 million in the first half of fiscal year 2007. Net cash used in investing activities during the first half of fiscal years 2008 and 2007 resulted primarily from purchases of property and equipment and advances made to a start-up connector company described further herein.

On April 22, 2005, we agreed to extend a loan to a start-up connector company, Applied Optical Systems, Inc. (the “Borrower”), specializing in the design, manufacture and sale of connectors and cable assemblies for certain niche markets. The Borrower offers complementary products to our product offering and was incorporated in December 2003. The Borrower currently has limited revenues and assets and is incurring net losses. As of April 30, 2008, total assets of the Borrower, based on unaudited financial information, was equivalent to approximately 6.7% of our total assets. As of October 31, 2007, total assets of the Borrower, based on audited financial statements, was equivalent to approximately 5.2% of our total assets. Total revenue of the Borrower, based on unaudited financial information, was equivalent to approximately 12.1% and 10.0%, respectively, of our net sales for the three and six month periods ended April 30, 2008. Total revenue of the Borrower, based on unaudited financial information, was equivalent to approximately 4.7% and 6.9%, respectively, of our net sales for the three month and the six month periods ended April 30, 2007.

This loan, and the related transactions described further herein, is part of a strategy designed to provide us with the ability to expand our product line offering in certain market niches in which we currently sell our fiber optic cable products and to preserve channels to market for our existing product line offering in those market niches over the longer term.

Through April 30, 2008, we advanced a total of $4.3 million, net (including accrued interest and accounts receivable from product sales) to the Borrower. The note receivable, which matures July 31, 2008, is collateralized by all of the Borrower’s tangible and intangible property and bears interest at six percent (6%) per annum. At this time, we believe that the maturity date of the note receivable may be extended. Two of the founders of the Borrower have also personally guaranteed amounts up to two-thirds of the principal balance outstanding on the note receivable plus two-thirds of any accrued interest related to the note receivable. In connection with the loan, we were issued a warrant by the Borrower which, as amended, gives us the right to purchase a fifty-six percent (56%) equity interest in the Borrower on a fully diluted, as converted basis, for a purchase price of $1.5 million. In addition, we were granted the right to purchase all other outstanding equity of the Borrower at various times from 2009 through 2012, at a fixed multiple of trailing earnings before interest and taxes (EBIT), conditioned upon our exercise of the warrant or the Borrower’s failure to repay the loan when due. The note receivable is callable by us at any time. Our rights under the warrant terminate if the warrant is not exercised prior to the expiration date. We did not make any additional advances to the Borrower subsequent to April 30, 2008.

There were no cash flows from financing activities in the first half of fiscal year 2008. Net cash used in financing activities totaled $984,000 in the first half of fiscal year 2007 and resulted from the repayment of a note payable to our bank under our line of credit in the amount of $991,000, partially offset by proceeds received from the exercise of warrants in the amount of $6,500.

On September 25, 2006, we established revolving credit facilities with Valley Bank. The credit facilities with Valley Bank provided a working capital line of credit (the “Working Capital Facility”), a machinery and equipment line of credit (the “Machinery and Equipment Facility”), and a real estate term loan (the “Real Estate Loan”). The Working Capital Facility, the Machinery and Equipment Facility and the Real Estate Loan together provided us with an aggregate maximum of $13.5 million in available credit, less any borrowings. The Working Capital Facility and the Machinery and Equipment Facility expired on April 28, 2008. The period of time in which advances under the Real Estate Loan may have been made was previously extended by Valley Bank until February 28, 2009. As of April 30, 2008, we had credit totaling $6.5 million unused and available and no outstanding borrowings under the Real Estate Loan.

Subsequent Financing Established

On May 30, 2008, we and our new wholly owned subsidiary, Superior Modular Products Incorporated (doing business as SMP Data Communications) established $17.0 million in credit facilities (collectively, the “Credit Facilities”) with Valley Bank to provide for our working capital needs and to finance the recent acquisition of SMP Data Communications. The new Credit Facilities provide a working capital line of credit (the “Revolving Loan”), a real estate term loan that refinances the existing Real Estate Loan (the “Virginia Real Estate Loan”), a supplemental real estate term loan (the “North Carolina Real Estate Loan”), and a capital acquisitions term loan (the “Capital Acquisitions Term Loan”). The new Credit Facilities with Valley Bank replace the previous $13.5 million credit facilities and provide us with an aggregate maximum of $17.0 million in available credit, less any borrowings.

The Revolving Loan provides up to $6.0 million for our working capital needs and bears interest at LIBOR plus 2.15%, but provides a lower rate option if we maintain specific depository limits with Valley Bank. We may borrow up to 85% of our consolidated eligible accounts receivable, (excluding foreign accounts receivable), plus 35% of certain consolidated uninsured foreign receivables (or 100% of insured foreign receivables, without duplication) up to a maximum of $1,500,000 plus 25% of our consolidated eligible inventory. The Revolving Loan expires on February 28, 2010.

The Virginia Real Estate Loan provides up to $6.5 million and was fully funded on May 30, 2008. The Virginia Real Estate Loan accrues interest at 6% and payments of principal and interest are based on a 25 year amortization. Payments on The Virginia Real Estate Loan will be made in 59 equal installments of principal and interest in the amount of $42,241 for the period from July 1, 2008 through May 1, 2013. The balance of the Virginia Real Estate Loan will be due June 1, 2013.

The North Carolina Real Estate Loan provides up to $2,240,000 and was fully funded on May 30, 2008. The North Carolina Real Estate Loan accrues interest at 6% and payments of principal and interest are based on a 25 year amortization. Payments on the North Carolina Real Estate Loan will be made in 59 equal installments of principal and interest in the amount of $14,557 for the period from July 1, 2008 through May 1, 2013. The balance of the North Carolina Real Estate Loan will be due June 1, 2013.

We may borrow up to $2,260,000 under the terms of the Capital Acquisitions Term Loan. The advances under the Capital Acquisitions Term Loan may be made at any time within one year of the May 30, 2008 closing. To the extent we have borrowings under the Capital Acquisitions Term Loan, principal and interest payments will be amortized over 7 years. Payments on the Capital Acquisitions Term Loan will be for interest only for the period from June 1, 2008 through May 1, 2009. The outstanding principal on May 31, 2009, if any, will convert to 72 equal payments of principal and interest, commencing on July 1, 2009. The Capital Acquisitions Term Loan bears interest at a fixed rate of 6%.

The Credit Facilities are secured by a first priority lien on all of our personal property and assets as well as a first lien deed of trust on our real property, in both cases including the assets of the Company’s new subsidiary, SMP Data Communications.

In connection with obtaining the Credit Facilities, the Company incurred various costs. To the extent these financing costs were incurred prior to April 30, 2008, they have been deferred and are included in prepaid expenses and other assets on the accompanying balance sheet.

We believe that our cash flow from operations, our cash on hand and our existing credit facilities, will be adequate to fund our operations for at least the next twelve months.

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

Contractual Obligations and Commitments

As of April 30, 2008, we have no disclosable contractual obligations and commitments that will significantly impact our future liquidity.

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

Note 1 to the financial statements filed with our Annual Report on Form 10-K for fiscal year 2007 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2007 Form 10-K did not change during the period from November 1, 2007 through April 30, 2008, except that we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 as of November 1, 2007, which resulted in no material impact on our results of operations, financial position or liquidity.

Future Accounting Considerations

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, but has been delayed for treatment of non-financial assets and liabilities until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact of SFAS No. 157.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, in order to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows. The statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The adoption of the Statement is not expected to have any impact on our results of operations, financial position or liquidity.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements or nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The Statement will be effective 60 days following the SEC’s approval of the PCAOB’s amendments to AU Section 11, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of the Statement is not expected to have any impact on our results of operations, financial position or liquidity.

As of June 6, 2008, there are no other new accounting standards issued, but not yet adopted by us, which are expected to be applicable to our financial position, operating results or financial statement disclosures.

Subsequent Events

We acquired Superior Modular Products Incorporated (doing business as SMP Data Communications), a leading supplier of fiber optic and copper connectivity products for the data communications industry. The transaction was consummated on May 30, 2008. We acquired SMP Data Communications from Preformed Line Products Company (Nasdaq GM: PLPC) for a purchase price of $11.5 million, subject to certain minimum working capital requirements and related purchase price adjustments. The transaction was effected by an Agreement and Plan of Merger whereby SMP Data Communications merged with a newly formed wholly owned subsidiary of Optical Cable Corporation. Founded in 1990, SMP Data Communications is located near Asheville, North Carolina and employs approximately 120 persons, including manufacturing and office personnel. SMP Data Communications net sales (unaudited) were approximately $21.0 million for calendar year 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of April 30, 2008, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 4.	Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2008. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and that there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in the risk factors disclosed in the Company’s Form 10-K for the year ended October 31, 2007.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 26, 2007, the Company’s Board of Directors approved a plan to purchase and retire up to 300,100 shares of the Company’s common stock, or approximately 5% of the shares then outstanding. At the time the plan was approved, the Company anticipated that the purchases would be made over a 12-month period, but there is no definite time period for repurchase. For the three month period ended April 30, 2008, the Company did not repurchase and retire any shares of its outstanding common stock. As of April 30, 2008, 6,038,948 shares of the Company’s common stock were outstanding.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The following information is furnished for matters submitted to a vote of security holders during the three months ended April 30, 2008:

(a)	The Annual Meeting of Shareholders of Optical Cable Corporation was held on March 25, 2008.

(b)	The name of each director elected at the meeting follows:

Neil D. Wilkin, Jr.

Randall H. Frazier

John M. Holland

Craig H. Weber

John B. Williamson, III

The above-named directors constitute the entire board of directors and there are no other directors continuing their term who were not up for re-election.

(c)	A brief description of each matter voted upon at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, including a separate tabulation with respect to each nominee for office follows:

1.	To elect the following five directors to serve for the terms of office specified in the proxy statement and until their successors are duly elected and qualified.

Director	Votes for	Votes abstaining
Neil D. Wilkin, Jr.	4,676,209	833,815
Randall H. Frazier	5,263,879	246,145
John M. Holland	4,780,938	729,086
Craig H. Weber	5,264,324	245,700
John. B. Williamson, III	5,264,375	245,649

2.	To ratify the selection of KPMG LLP as the independent registered public accounting firm for the Company.

Votes for	Votes against	Votes abstaining	Broker non-votes
5,411,550	75,545	22,929	—

PART II. OTHER INFORMATION

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are filed as part of, and incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: June 13, 2008	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: June 13, 2008	/s/ Tracy G. Smith
Tracy G. Smith
Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated May 30, 2008, by and among Optical Cable Corporation, Aurora Merger Corporation, Preformed Line Products Company and Superior Modular Products Incorporated (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 2, 2008).

3.1	Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated herein by reference to Exhibit 1 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

3.2	Bylaws of Optical Cable Corporation, as amended (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.1	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.2	Rights Agreement dated as of November 2, 2001 (incorporated herein by reference to Exhibit 4 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.3	Form of certificate representing preferred share purchase right (incorporated herein by reference to Exhibit 5 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.6	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $6,500,000 (Loan No. 156779) (incorporated herein by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.7	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $2,000,000 (Loan No. 156833) (incorporated herein by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.8	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $5,000,000 (Loan No. 156809) (incorporated herein by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.9	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $2,000,000 (Loan No. 156833) (incorporated herein by reference to Exhibit 4.9 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.10	Credit Line Deed of Trust dated September 22, 2006 between Optical Cable Corporation as Grantor, John T. McCaleb and Catherine J. Hartman as Trustees, and Valley Bank as Lender (incorporated herein by reference to Exhibit 4.10 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.11	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $6,500,000 (Loan No. 156779) (incorporated herein by reference to Exhibit 4.11 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.12	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $5,000,000 (Loan No. 156809) (incorporated herein by reference to Exhibit 4.12 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.13	Amendment to Commercial Loan Agreement dated October 26, 2007 by and between Optical Cable Corporation and Valley Bank (Loan No. 156779) (incorporated herein by reference to Exhibit 4.13 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2007).

4.14	Amendment No. 1 dated February 29, 2008 to the Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $5,000,000 (Loan No. 156809) (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed February 29, 2008).

4.15	Amendment No. 1 dated February 29, 2008 to the Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $2,000,000 (Loan No. 156833) (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed February 29, 2008).

10.1*	Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated herein by reference to Exhibit 10.1 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.2*	Employment Agreement dated December 10, 2004 by and between Optical Cable Corporation and Tracy G. Smith (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2005 (file number 0-27022)).

10.3*	Employment Agreement by and between Optical Cable Corporation and Luke J. Huybrechts effective November 1, 2002 (incorporated herein by reference to Exhibit 10.2 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.5*	Optical Cable Corporation Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 1998 (file number 0-27022)).

10.6*	Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-8 No. 333-09733).

10.7*	Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.8*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.9*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.10*	Form of award agreement under the Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company Annual Report on Form 10-K for the period ended October 31, 2004).

10.11*	Optical Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.12*	Form of time vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.13*	Form of stock performance (Company stock performance measure) vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.14*	Form of operational performance (individual participant performance measure) vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.15*	Form of operational performance (Company financial performance measure) vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2007).

10.16	Redemption Agreement by and between Optical Cable Corporation and BB&T Investment Services, Inc. dated March 27, 2007 (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2007).

11.1	Statement regarding computation of per share earnings (incorporated by reference to note 9 of the Condensed Notes to Condensed Financial Statements contained herein).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.