Form 10-Q
period 2008-07-31
OPTICAL CABLE CORP
filed 2008-09-15
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        (1)    Yes  ☐    No  ☒,        (2)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act).

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-accelerated Filer  ☐    Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 11, 2008, 6,052,736 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Nine Months Ended July 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

OPTICAL CABLE CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	July 31, 2008	October 31, 2007
Assets
Current assets:
Cash and cash equivalents	$2,514,370	$3,138,878
Trade accounts receivable, net of allowance for doubtful accounts of $152,084 at July 31, 2008 and $246,803 at October 31, 2007	11,496,956	9,056,964
Other receivables	704,731	199,985
Inventories	11,698,614	7,340,370
Prepaid expenses and other assets	798,921	371,194
Deferred income taxes	1,309,064	707,388

Total current assets	28,522,656	20,814,779

Property and equipment, net	16,728,026	12,896,564
Note receivable	4,303,780	3,490,677
Other assets, net	120,777	79,220
Intangible assets, net	2,472,482	—

Total assets	$52,147,721	$37,281,240

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,008,720	$2,968,620
Accrued compensation and payroll taxes	2,282,609	1,495,294
Income taxes payable	34,514	413,664
Notes payable to bank	154,699	—

Total current liabilities	7,480,542	4,877,578

Notes payable to bank—noncurrent	8,575,116	—
Deferred income taxes—noncurrent	1,197,563	425,188
Other noncurrent liabilities	163,495	—

Total liabilities	17,416,716	5,302,766

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 6,052,736 shares at July 31, 2008 and 6,090,331 at October 31, 2007	4,214,463	3,683,754
Retained earnings	30,516,542	28,294,720

Total shareholders’ equity	34,731,005	31,978,474

Commitments and contingencies

Total liabilities and shareholders’ equity	$52,147,721	$37,281,240

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
Net sales	$16,414,872	$11,693,947	$42,571,717	$32,103,201
Cost of goods sold	10,220,447	6,992,450	25,300,534	20,356,681

Gross profit	6,194,425	4,701,497	17,271,183	11,746,520

Selling, general and administrative expenses	5,481,391	3,861,658	13,867,086	11,046,042
Amortization of intangible assets	161,024	—	161,024	—

Income from operations	552,010	839,839	3,243,073	700,478

Other income, net:
Interest income	18,044	37,300	85,853	80,885
Interest expense	(96,380)	(24,450)	(96,380)	(78,773)
Other, net	274,157	—	259,503	1,917

Other income, net	195,821	12,850	248,976	4,029

Income before income taxes	747,831	852,689	3,492,049	704,507

Income tax expense	266,285	314,970	1,270,227	262,011

Net income	$481,546	$537,719	$2,221,822	$442,496

Net income per share:
Basic and diluted	$0.08	$0.09	$0.37	$0.07

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Nine Months Ended July 31, 2008
	Common Stock		Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balances at October 31, 2007	6,090,331	$3,683,754	$28,294,720	$31,978,474

Share-based compensation, net	(37,595)	530,709	—	530,709
Net income	—	—	2,221,822	2,221,822

Balances at July 31, 2008	6,052,736	$4,214,463	$30,516,542	$34,731,005

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended July 31,
	2008	2007
Cash flows from operating activities:
Net income	$2,221,822	$442,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,408,634	1,191,200
Bad debt expense (recovery)	(40,880)	15,118
Deferred income tax expense (benefit)	(528,030)	424,363
Share-based compensation expense	530,709	559,370
Loss on disposal of machinery and equipment	—	1,151
(Increase) decrease in:
Trade accounts receivable	708,811	705,854
Other receivables	(120,082)	(26,271)
Inventories	(416,766)	1,344,630
Prepaid expenses and other assets	(389,841)	(33,107)
Other assets, net	4,071	143,953
Increase (decrease) in:
Accounts payable and accrued expenses	(134,875)	(62,178)
Accrued compensation and payroll taxes	483,386	309,009
Income taxes payable	(379,150)	(193,193)
Other noncurrent liabilities	163,495	—

Net cash provided by operating activities	3,511,304	4,822,395

Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(693,503)	(545,000)
Investment in other assets	(20,340)	—
Note receivable	(813,103)	(891,220)
Acquisition of subsidiary, net of cash acquired	(11,265,399)	—

Net cash used in investing activities	(12,792,345)	(1,436,220)

Cash flows from financing activities:
Proceeds from notes payable to bank	8,740,000	—
Repayment of notes payable to bank	(10,185)	(990,724)
Payments for financing costs	(73,282)	—
Repurchase of common stock	—	(525,322)
Proceeds from exercise of warrants	—	6,876

Net cash provided by (used in) financing activities	8,656,533	(1,509,170)

Net increase (decrease) in cash and cash equivalents	(624,508)	1,877,005

Cash and cash equivalents at beginning of period	3,138,878	555,272

Cash and cash equivalents at end of period	$2,514,370	$2,432,277

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2008

(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2008 are not necessarily indicative of the results for the fiscal year ending October 31, 2008 because the following items, among other things, may impact those results: changes in market conditions, seasonality, changes in technology, competitive conditions, ability of management to execute its business plans, as well as other variables and contingencies set forth as risks in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007 or as otherwise identified in other filings by the Company as risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. For further information, refer to the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2007.

(2)	Business Combination

On May 30, 2008, the Company acquired all of the common stock of Superior Modular Products Incorporated, doing business as SMP Data Communications (“SMP Data Communications”), from Preformed Line Products Company (“PLP”), for a purchase price of $11.5 million, subject to certain minimum working capital requirements and related purchase price adjustments. SMP Data Communications is a leading supplier of fiber optic and copper connectivity products for the data communications industry and has office, manufacturing and warehouse facilities located near Asheville, North Carolina. The Company now has the fiber optic and copper connectivity products necessary for it to offer an integrated suite of high quality cabling and connectivity solutions to its customers world-wide.

The acquisition was accounted for under Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), and therefore the results of operations of SMP Data Communications are included in consolidated results of operations since May 31, 2008. The valuation of property and equipment, patents, and other intangibles has not been completed. In addition, an escrow account of $1.5 million was established at closing related to certain working capital adjustments and other indemnifiable claims. Therefore, pending the completion of the valuations and the determination of the adjustment to the purchase price, if any, related to the working capital requirements, the Company completed an initial estimate of the fair value of the net assets acquired of $15.9 million which represented an excess of the value of the identified net tangible and intangible assets acquired of $4.5 million over the total acquisition cost of $11.4 million (which consists of the agreed upon purchase price of $11.5 million, less $914,000 as a result of an estimated working capital adjustment at closing, plus the estimated transaction costs of $810,000). In accordance with SFAS 141, the excess fair market value of net assets of $15.9 million over the total acquisition cost of $11.4 million (or negative goodwill) was used to reduce the carrying value of long-term assets, including property and equipment and patents. As more fully discussed in note 8, the Company entered into a debt agreement to partially fund the acquisition.

The Company records goodwill and intangible assets in accordance with Statement of Financial Standards No. 142, Goodwill and Intangible Assets (“SFAS 142”) when consideration paid in a business acquisition exceeds the fair value of the net

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2008

(Unaudited)

tangible assets and the identified intangible assets acquired. The Company accounts for intangible assets in accordance with SFAS 142 which requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually or whenever changes in circumstances indicate that the carrying value of the intangible asset may not be recoverable. SFAS 142 also requires the Company to amortize intangible assets over their respective finite lives up to their estimated residual values.

The following table summarizes the aggregate initial estimated fair values of the assets and liabilities acquired in the transaction, net of allocated reductions required by SFAS 142 for estimated excess fair value of assets and liabilities over the total acquisition cost (negative goodwill):

Accounts receivable, net	$3,107,923
Property and equipment	4,092,895
Inventories	3,941,477
Intangible assets	2,633,506
Other assets, including cash of $5,705	428,593

Total assets	$14,204,394

Accounts payable and accrued expenses	1,822,464
Accrued compensation and payroll taxes	303,929
Deferred income taxes, net	681,897

Total liabilities	$2,808,290

Total net assets	$11,396,104

The Company is continuing to evaluate the initial purchase price allocations and will adjust the allocations as additional information relative to the fair market values of the assets and liabilities become known and the negotiation regarding the working capital adjustment is completed.

Presented below is the pro forma impact on the unaudited results of operations for the three- and nine-month periods ended July 31, 2008 and 2007 as though the transaction was completed as of May 1, 2008 and 2007 (for the three-month periods presented), and November 1, 2007 and 2006 (for the nine-month periods presented), as it relates to the unaudited interim results. The pro forma adjustments include the amortization of the fair market value adjustments to property and equipment and patents as well as the turn of inventory adjusted to fair value and estimated interest cost related to the transaction all reduced by the estimated income tax benefits.

SMP Data Communications previously reported on a calendar year basis. The results of SMP Data Communications for the two months ended December 31, 2007 are included in the pro forma interim results for the nine months ended July 31, 2008.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2008

(Unaudited)

Total sales and net income for these two months totaled $2.6 million and $31,000, respectively.

	Nine Months Ended July 31,		Three Months Ended July 31,
	2008	2007	2008	2007
Net sales	$54,333	$46,899	$18,144	$17,432
Gross profit	19,893	13,773	6,370	5,105
SG&A expenses	16,788	15,188	5,805	5,294
Amortization of intangible assets	571	571	208	208
Other income, net	720	1,129	325	662
Income taxes	1,029	(284)	236	101
Net income (loss)	2,225	(573)	446	164
Net income (loss) per share (basic and diluted)	$0.37	$(0.09)	$0.07	$0.03

(3)	Stock Option Plan and Other Share-Based Compensation

As of July 31, 2008, there were approximately 647,000 remaining shares available for grant under the Optical Cable Corporation 2005 Stock Incentive Plan (the “2005 Plan”).

Share-based compensation expense for employees and non-employee Directors recognized in the condensed consolidated statements of income for the three months and nine months ended July 31, 2008 was $294,410 and $583,564, respectively, and for the three months and nine months ended July 31, 2007 was $185,499 and $637,824, respectively.

Stock Option Awards

Employees and outside contractors were issued options to purchase common stock, all of which were issued prior to July 2002. Additionally, during 2002, non-employee members of the Company’s Board of Directors were granted options to purchase shares of the Company’s common stock. The exercise price equaled the market price of the Company’s common stock on the date of grant. Stock option activity during the nine months ended July 31, 2008 is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term (in yrs)
Outstanding and exercisable at October 31, 2007	204,456	$7.76	4.26
Forfeited	(21,563)	$9.23	—

Outstanding and exercisable at July 31, 2008	182,893	$7.58	3.53

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2008

(Unaudited)

Compensation cost related to stock options granted to employees and non-employees prior to July 2002 was fully recognized in fiscal year 2007. Therefore, the Company did not record compensation expense related to its stock option awards during the three months and nine months ended July 31, 2008. The Company did not record compensation expense related to its stock option awards during the three months ended July 31, 2007. Compensation cost related to stock option awards for the nine months ended July 31, 2007 totaled $28,964.

Restricted Stock Awards

The Company has granted, and anticipates granting from time to time, restricted stock awards subject to approval by the Compensation Committee of the Board of Directors.

During the three months ended July 31, 2008, restricted stock awards under the Non-employee Directors Stock Plan, as amended, totaling 16,272 shares were approved by the Board of Directors of the Company. The shares are part of the non-employee Directors’ annual compensation for service on the Board of Directors, and the shares vested immediately upon grant. The Company recorded compensation expense equal to the number of shares multiplied by the closing price of the Company’s common stock on the date of grant. The Company recorded compensation expense totaling $98,771 during the three months and nine months ended July 31, 2008.

In total, restricted stock award activity during the nine months ended July 31, 2008 consisted of restricted share grants totaling 16,272 shares, and 53,867 restricted shares forfeited or withheld for taxes.

As of July 31, 2008, the maximum amount of compensation cost related to unvested equity-based compensation awards in the form of service-based, market condition-based, and operational performance-based shares that the Company will have to recognize over a 2.2 year weighted-average period is $1.2 million.

(4)	Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the nine months ended July 31, 2008 and 2007 follows:

	Nine Months Ended July 31,
	2008	2007
Balance at beginning of period	$246,803	$238,455
Reserves of acquired subsidiary	45,615	—
Bad debt expense (recovery)	(40,880)	15,118
Losses charged to allowance	(114,754)	(16,440)
Recoveries added to allowance	15,300	2,001

Balance at end of period	$152,084	$239,134

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2008

(Unaudited)

(5)	Inventories

Inventories as of July 31, 2008 and October 31, 2007 consisted of the following:

	July 31, 2008	October 31, 2007
Finished goods	$3,199,508	$2,484,892
Work in process	3,133,633	1,609,425
Raw materials	5,016,343	3,091,307
Production supplies	349,130	154,746

Total	$11,698,614	$7,340,370

(6)	Note Receivable

On April 22, 2005, the Company agreed to extend a loan to a start-up connector company, Applied Optical Systems, Inc. (the “Borrower”), specializing in the design, manufacture and sale of connectors and cable assemblies for certain niche markets. The Borrower offers complementary products to the Company’s product offering and was incorporated in December 2003. The Borrower currently has limited revenues and assets and is incurring net losses. As of July 31, 2008, total assets of the Borrower, based on unaudited financial information, was equivalent to approximately 4.9% of the Company’s consolidated total assets. As of October 31, 2007, total assets of the Borrower, based on audited financial information, was equivalent to approximately 5.2% of the Company’s consolidated total assets. Total revenue of the Borrower, based on unaudited financial information, was equivalent to approximately 11.2% and 10.5%, respectively, of the Company’s consolidated net sales for the three month and nine month periods ended July 31, 2008. Total revenue of the Borrower, based on unaudited financial information, was equivalent to approximately 7.8% and 7.2%, respectively, of the Company’s consolidated net sales for the three month and nine month periods ended July 31, 2007.

The Company’s loan to, and related transactions with, the Borrower was and is part of a strategy to preserve future options for Optical Cable with respect to (i) expansion of the Company’s product line offering, (ii) additional channels to market for military and harsh environment fiber optic cable products, and (iii) responding to potential changes to existing strategic partnerships as deemed necessary or appropriate by management in reaction to changes in the competitive landscape (specifically with respect to fiber optic cable products for the military and harsh environment applications).

Through July 31, 2008, the Company had advanced a total of $4,303,780, net (including some accrued interest and accounts receivable from product sales) to the Borrower. The note receivable, which has an extended maturity date of September 30, 2008, is collateralized by all of the Borrower’s tangible and intangible property and bears interest at six percent (6%) per annum. Two of the founders of the Borrower have also personally guaranteed amounts up to two-thirds of the principal balance outstanding on the note receivable plus two-thirds of any accrued interest related to the note receivable. In connection with the loan, the Company was issued a warrant by the Borrower which, as amended, gives the Company the right to purchase a fifty-six percent (56%) equity interest in the Borrower on a fully diluted, as converted basis, for a purchase price of $1,500,000. In addition, the Company was granted the right to purchase all other outstanding equity of the Borrower at various times from 2009 through 2012, at a fixed multiple of trailing earnings before interest and taxes (EBIT), conditioned upon the Company’s exercise of the warrant or the Borrower’s failure to repay the loan when due. The note receivable is callable by the Company at any time. The Company’s rights under the warrant terminate if the warrant is not exercised prior to the expiration date. The Company did not make any additional advances to the Borrower subsequent to July 31, 2008.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2008

(Unaudited)

The Company sold fiber optic cables to the Borrower totaling $91,699 and $514,525 during the three and nine months ended July 31, 2008, respectively. During the three months and nine months ended July 31, 2008, the Borrower sold product to the Company totaling $26,465 and $212,662, respectively. The Company did not include any amount related to these sales of product to the Borrower in note receivable in the accompanying condensed consolidated balance sheet as of July 31, 2008. Rather, such amounts are included in trade accounts receivable and accounts payable, as appropriate.

As of July 31, 2008, $65,234 is included in trade accounts receivable, net related to sales by the Company to the Borrower. There are no specifically identified amounts included in the allowance for doubtful accounts related to these trade accounts receivable of the Borrower.

The Company recorded interest income related to the loan totaling $32,874 and $13,381 during fiscal years 2006 and 2005, respectively, which is included in note receivable in the accompanying condensed consolidated balance sheet as of July 31, 2008 and October 31, 2007. The Company discontinued recognizing interest income beginning in the third quarter of fiscal year 2006 related to the loan based on uncertainty as to when the interest would ultimately be collected.

(7)	Product Warranties

As of July 31, 2008 and October 31, 2007, the Company’s accrual for estimated product warranty claims totaled $150,000 and $75,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense, net of recoveries, for the three months and nine months ended July 31, 2008 totaled $125,456 and $210,975, respectively. Warranty claims expense, net of recoveries, for the three months and nine months ended July 31, 2007 totaled $20,165 and $56,908, respectively.

The following table summarizes the changes in the Company’s accrual for product warranties during the nine months ended July 31, 2008 and 2007:

	Nine Months Ended July 31,
	2008	2007
Balance at beginning of period	$75,000	$75,000
Liabilities accrued for warranties issued during the period	178,343	71,427
Warranty claims and costs paid during the period	(135,975)	(66,908)
Changes in liability for pre-existing warranties during the period	32,632	(14,519)

Balance at end of period	$150,000	$65,000

(8)	Notes Payable to Bank

On May 30, 2008, the Company established $17.0 million in credit facilities (collectively, the “Credit Facilities”) with Valley Bank to provide for the working capital needs of the Company and to finance the acquisition of SMP Data Communications. The new Credit Facilities provide a working capital line of credit (the “Revolving Loan”), a real estate term loan (the “Virginia Real Estate Loan”), a supplemental real estate term loan (the “North Carolina Real Estate Loan”), and a capital acquisitions term loan (the “Capital Acquisitions Term Loan”).

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2008

(Unaudited)

The Revolving Loan provides up to $6.0 million for the Company’s working capital needs and bears interest at LIBOR plus 2.15%, but provides a lower rate option if the Company maintains specific depository amounts with Valley Bank. The Company may borrow up to 85% of the Company’s consolidated eligible accounts receivable, (excluding foreign accounts receivable), plus 35% of certain consolidated uninsured foreign receivables (or 100% of insured foreign receivables, without duplication) up to a maximum of $1,500,000 plus 25% of the Company’s consolidated eligible inventory. The Revolving Loan expires on February 28, 2010. As of July 31, 2008, the Company had no outstanding borrowings on its Revolving Loan and $6.0 million in available credit.

The Virginia Real Estate Loan provides up to $6.5 million and was fully funded on May 30, 2008. The Virginia Real Estate Loan accrues interest at 6% and payments of principal and interest are based on a 25 year amortization. Payments on the Virginia Real Estate Loan will be made in 59 equal installments of principal and interest in the amount of $42,241 for the period from July 1, 2008 through May 1, 2013. The balance of the Virginia Real Estate Loan will be due June 1, 2013. As of July 31, 2008, the Company had outstanding borrowings of $6,492,425 on its Virginia Real Estate Loan.

The North Carolina Real Estate Loan provides up to $2,240,000 and was fully funded on May 30, 2008. The North Carolina Real Estate Loan accrues interest at 6% and payments of principal and interest are based on a 25 year amortization. Payments on the North Carolina Real Estate Loan will be made in 59 equal installments of principal and interest in the amount of $14,557 for the period from July 1, 2008 through May 1, 2013. The balance of the North Carolina Real Estate Loan will be due June 1, 2013. As of July 31, 2008, the Company had $2,237,390 outstanding borrowings on its North Carolina Real Estate Loan.

The Company may borrow up to $2,260,000 under the terms of the Capital Acquisitions Term Loan. The advances under the Capital Acquisitions Term Loan may be made at any time within one year of the May 30, 2008 closing. To the extent the Company has borrowings under the Capital Acquisitions Term Loan, principal and interest payments will be amortized over 7 years. Payments on the Capital Acquisitions Term Loan will be for interest only for the period from June 1, 2008 through May 1, 2009. The outstanding principal on May 31, 2009, if any, will convert to 72 equal payments of principal and interest, commencing on July 1, 2009. The Capital Acquisitions Term Loan bears interest at a fixed rate of 6%. As of July 31, 2008, the Company had no outstanding borrowings on its Capital Acquisitions Term Loan and available credit of $2.26 million.

The Credit Facilities are secured by a first priority lien on all of the Company’s personal property and assets as well as a first lien deed of trust on the Company’s real property, in both cases including the assets of the Company’s subsidiary, SMP Data Communications.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2008

(Unaudited)

The following is a reconciliation of the numerators and denominators of the net income per share computations for the periods presented:

Three Months Ended July 31, 2008	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$481,546	6,042,839	$0.08

Effect of dilutive stock options	—	1,224

Diluted net income per share	$481,546	6,044,063	$0.08

Three Months Ended July 31, 2007	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$537,719	6,195,572	$0.09

Effect of dilutive stock options and warrants	—	13,283

Diluted net income per share	$537,719	6,208,855	$0.09

Nine Months Ended July 31, 2008	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$2,221,822	6,061,766	$0.37

Effect of dilutive stock options	—	213

Diluted net income per share	$2,221,822	6,061,979	$0.37

Nine Months Ended July 31, 2007	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$442,496	6,090,291	$0.07

Effect of dilutive stock options and warrants	—	9,606

Diluted net income per share	$442,496	6,099,897	$0.07

Stock options that could potentially dilute net income per share in the future that were not included in the computation of diluted net income per share (because to do so would have been antidilutive for the periods presented) totaled 177,893 for the three months and nine months ended July 31, 2008 and 216,023 for the three months and nine months ended July 31, 2007.

(10)	Shareholders’ Equity

On March 26, 2007, the Company’s Board of Directors approved a plan to purchase and retire up to 300,100 shares of the Company’s common stock, or approximately 5% of the shares then outstanding. At the time the plan was approved, the Company anticipated that the purchases would be made over a 12-month period, but there is no definite time period for repurchase. For the three month and nine month periods ended July 31, 2008, the Company did not repurchase and retire any shares of its outstanding common stock. From March 26, 2007 to July 31, 2008, the Company has repurchased and retired a total of 141,273 shares of its outstanding common stock. The repurchase of these shares and the costs associated with the repurchase, including brokerage and legal fees, totaled $722,515. As of July 31, 2008, 6,052,736 shares of the Company’s common stock were outstanding.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2008

(Unaudited)

(11)	Segment Information and Business and Credit Concentrations

The Company has a single reportable segment for purposes of segment reporting. Following the acquisition of SMP Data Communications, the Company continues to operate in only one reportable segment.

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of July 31, 2008 and October 31, 2007 have been adequately provided for in the condensed consolidated financial statements.

For the three months ended July 31, 2008 and 2007, 12.9% and 10.2% of net sales were attributable to one major domestic distributor. For the nine months ended July 31, 2008 and 2007, 11.2% and 11.3% of net sales were attributable to this distributor. No other single customer accounted for more than 10% of the Company’s net sales for the three months ended July 31, 2008 or 2007 or the nine months ended July 31, 2008 or 2007. For the nine months ended July 31, 2008 and 2007, approximately 67% and 72%, respectively, of net sales were from customers located in the United States, while approximately 33% and 28%, respectively, were from customers outside of the United States.

(12)	Contingencies

From time to time, the Company is involved in various claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

(13)	Intangible Assets

On May 30, 2008, the Company completed a business combination (see note 2) in which certain intangible assets were identified related to patents and certain other intangible assets acquired. The estimated initial fair value of the patents (as further described in note 2) and certain other intangible assets was determined based on the present value of estimated future cash flows. As of July 31, 2008, the gross carrying value and accumulated amortization of the patents and certain other intangible assets was $2,633,506 and $161,024, respectively.

Patents and intangible assets will be amortized ratably over their estimated remaining lives. The estimated amortization expense for future periods is presented below:

For the remainder of fiscal year ending October 31, 2008	$184,941
Year ended October 31, 2009	674,881
Year ended October 31, 2010	550,534
Year ended October 31, 2011	451,057
Year ended October 31, 2012	132,730
Years after 2012 through 2021	478,339

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2008

(Unaudited)

(14)	New Accounting Standards

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition-date fair values the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. SFAS 141(R) becomes effective for acquisitions during fiscal annual reporting periods beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 141(R).

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2008

(Unaudited)

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

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. FSP 142-3 requires an entity to consider its own historical experience in renewing or extending the term of the arrangement, consistent with its expected use of the asset. In the absence of historical experience, an entity should consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of FSP 142-3.

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

As of September 11, 2008, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to its financial position, operating results or financial statement disclosures.

(15)	Subsequent Events

On August 1, 2008, the Company acquired 70% of the authorized membership interests of a limited liability company focused on sales of connectivity solutions. The total purchase price for the interest, $1.5 million, is being paid in the following manner: $500,000 was paid on August 5, 2008, $700,000 will be paid on October 1, 2008 and $300,000 will be paid on April 1, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to risks and uncertainties that may cause actual events to differ materially from our expectations. Factors that could cause or contribute to such differences include, but are not limited to, the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate and/or government spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber, copper and other precious metals, and plastics and other materials affected by petroleum product pricing); fluctuations in transportation costs; our dependence on customized equipment for the manufacture of our products and a limited number of production facilities; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing; our dependence on a limited number of suppliers; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in regulatory reviews and audits and potential regulatory reviews and audits; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences for competing technologies, including copper cable and wireless, relative to fiber optic cable; economic conditions that affect the telecommunications sector, certain technology sectors or the economy as a whole; terrorist attacks or acts of war, and any current or potential future military conflicts; changes in the level of military spending by the United States government; ability to retain key personnel; inability to recruit needed personnel; poor labor relations; the inability to successfully integrate the operations of our new subsidiary; the impact of changes in accounting policies, including those by the Securities and Exchange Commission and the Public Company Accounting Oversight Board; our ability to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, making investments in or with, and/or acquiring parties that compete with and/or have conflicts with customers of ours; impact of weather or natural disasters in the areas of the world in which we operate and market our products; economic downturns and/or changes in market demand, exchange rates, productivity, or market and economic conditions in the areas of the world in which we operate and market our products, and our success in managing the risks involved in the foregoing.

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

Overview of Optical Cable Corporation

We are a leading manufacturer of fiber optic cables primarily sold into the enterprise market, and the premier manufacturer of military ground tactical fiber optic cables for the U.S. military. On May 30, 2008, we acquired Superior Modular Products Incorporated, doing business as SMP Data Communications (“SMP Data Communications”). And now, with the broad range of fiber optic and copper connectivity products added by SMP Data Communications, the Company is able to provide its customers with an end-to-end suite of cabling and connectivity solutions.

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

Founded in 1990, SMP Data Communications, now a wholly owned subsidiary of Optical Cable Corporation, manufactures and develops copper and fiber passive connectivity hardware components for use in a broad range of commercial and residential applications. SMP Data Communications is internationally recognized for its role in establishing copper connectivity data communications standards, through its innovative and patented technologies.

Together, the Company’s cabling and connectivity products are used for high bandwidth transmission of data, video and audio communications. The enterprise market into which we sell includes local area network and premises markets. Our product offering includes products well-suited for use in various other short- to moderate-distance applications as well.

Since Optical Cable Corporation’s acquisition of SMP Data Communications in May 2008, we have already combined and integrated a significant portion of multiple functions of the two entities into one management structure, most notably in our sales and marketing team, but also a number of other functions. The Company’s combined product lines are exceptionally complementary and are offered to customers as integrated cabling and connectivity solutions. Our integration of aspects of our management structure enable us to better serve our customers with an integrated suite of high quality cabling and connectivity products and solutions with exceptional performance characteristics.

We sell our products worldwide for uses ranging from commercial and campus installations to customized products for specialty applications and harsh environments, including military applications. We are headquartered in Roanoke, Virginia with offices and manufacturing and warehouse facilities located both in Roanoke, Virginia and near Asheville, North Carolina. We primarily manufacture our high quality fiber optic cables at our ISO 9001:2000 registered and MIL-STD-790F certified facility located in Roanoke, Virginia and we primarily manufacture our high quality fiber and copper connectivity products at our ISO 9001:2000 registered facility located near Asheville, North Carolina.

Acquisition of SMP Data Communications

On May 30, 2008, we acquired all of the common stock of SMP Data Communications from Preformed Line Products Company (Nasdaq GM: PLPC) for a purchase price of $11.5 million, subject to certain minimum working capital requirements and related purchase price adjustments. The most significant changes in our balance sheet between October 31, 2007 and July 31, 2008 are the result of that acquisition. Additions to our net asset balances resulting from the acquisition as of May 30, 2008 exclusive of debt incurred in connection with the acquisition, are presented in the table below, and total an increase in net assets of $11.4 million. Pending the completion of the valuations and the determination of the adjustment to the purchase price, if any, related to the working capital requirements, we completed an initial estimate of the fair value of the net assets acquired of $15.9 million which represented an excess of the value of the identified net tangible and intangible assets acquired of $4.5 million over the total acquisition cost of $11.4 million (which consists of the agreed upon purchase price of $11.5 million, less $914,000 as a result of an estimated working capital adjustment at closing, plus the estimated transaction costs of $810,000). In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), the excess fair market value of net assets of $15.9 million over the total acquisition cost of $11.4 million (or negative goodwill) was used to reduce the carrying value of long-term assets, including property and equipment and patents to the total acquisition cost. SMP Data Communications’ balances as of the date of acquisition did not change materially through July 31, 2008. Also included in the table below are total net sales and gross profit of SMP Data Communications for the period from May 31 through July 31, 2008. Concurrent with the merger, certain operational areas of SMP Data Communications were combined with those of Optical Cable Corporation as was the related cost and therefore, additional discreet cost information about the operations of SMP Data Communications was not maintained.

As of May 30, 2008
Accounts receivable, net	$3,107,923
Property and equipment	4,092,895
Inventories	3,941,477
Intangible assets	2,633,506
Other assets	428,593

Total assets	$14,204,394

Accounts payable and accrued expenses	1,822,464
Accrued compensation and payroll taxes	303,929
Deferred income taxes, net	681,897

Total liabilities	$2,808,290

Total net assets	$11,396,104

Period from May 31 to July 31, 2008
Net sales	$3,347,171
Gross profit	708,240

For the period from May 31 through July 31, 2008, the positive contribution to our operating results after the acquisition of SMP Data Communications was reduced by the requirements of SFAS 141 to record the finished goods inventory at approximate net selling price and to revalue patents and other long-lived assets owned by SMP Data Communications to fair value. The increased depreciation and amortization associated with the increase in value of the patents and other long-lived assets resulted in increased expenses before taxes for the period of $212,000. Additionally, the sale of the revalued finished goods inventory during the period resulted in additional costs of goods sold totaling $284,000. These increased expenses were offset by the recognition of approximately $283,000 in royalty income, net of related expenses other than amortization.

Unless otherwise specifically noted, the discussion which follows describes our operations including the impact of the acquisition of SMP Data Communications for the two months ended July 31, 2008.

Summary of Company Performance for Third Quarter 2008

We continue to experience increases in our net sales and gross profit compared to the same period in the prior year. Our third quarter of fiscal year 2008 marks the fifth consecutive quarter of increases in both financial measures compared to the same period in the prior year. For the third quarter of fiscal year 2008, net sales increased 40.4% to $16.4 million compared to $11.7 million during the third quarter of fiscal year 2007, and gross profit increased 31.8% to $6.2 million compared to $4.7 million during the third quarter of fiscal 2007. Our gross profit margin, or gross profit as a percentage of net sales, decreased to 37.7% during the third quarter of fiscal year 2008, compared to 40.2% during the same period last year. As noted earlier, the acquisition of SMP Data Communications added $3.3 million to our net sales; however, the gross profit margin associated with those additional net sales diluted our consolidated gross profit margin in the third quarter of fiscal year 2008 from an estimated 42.0% pre-consolidation.

We reported net income of $482,000, or $0.08 per share during the third quarter of fiscal year 2008, compared to net income of $538,000, or $0.09 per share, for the comparable period last year.

For the nine months ended July 31, 2008, net sales increased 32.6% to $42.6 million compared to $32.1 million for the same period last year. Gross profit margin increased to 40.6% for the nine months ended July 31, 2008 compared to 36.6% for the same period last year. Again, the acquisition of SMP Data Communications added $3.3 million to our net sales in the year-to-date period, but diluted our consolidated gross profit margin to a lesser extent.

We reported net income of $2.2 million during the first nine months of fiscal year 2008 compared to net income of $442,000 for the same period last year.

We experienced an increase in net sales during the third quarter of fiscal year 2008 in both our specialty markets and our commercial markets compared to the same period last year. In addition to the acquisition of SMP Data Communications, the timing of projects, and other factors affecting project demand over the short-term, contributed to the increase in net sales overall.

During the third quarter of fiscal year 2008, we continued to experience positive impacts (as we have over the past four consecutive quarters) on our gross profit margins related to net sales associated with production in our Roanoke, Virginia facility that we believe are attributable, in part, to improvements in our manufacturing efficiencies, including improvements resulting from the successful integration of our ERP system.

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

Net sales consist of gross sales of products less discounts, refunds and returns. Revenue is recognized at the time of product shipment or delivery to the customer (including distributors) provided that the customer takes ownership and assumes risk of loss, based on shipping terms. Our customers generally do not have the right of return unless a product is defective or damaged and is within the parameters of the product warranty in effect for the sale. When the right of return, exclusive of warranty issues, does exist, the customer must generally provide a replacement order equal to or greater in value than the return. In instances when the right of return exists, we consider the need for appropriate sales returns allowances as applicable.

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

Other income, net consists of interest income, royalty income associated with our patents (net of related expenses), interest expense and other miscellaneous income and expense items not directly attributable to our operations.

Results of Operations

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of income for the periods indicated:

	Three Months Ended July 31,		Percent Change	Nine Months Ended July 31,		Percent Change
	2008	2007		2008	2007
Net sales	$16,415,000	$11,694,000	40.4%	$42,572,000	$32,103,000	32.6%
Gross profit	6,194,000	4,701,000	31.8%	17,271,000	11,747,000	47.0%
SG&A expenses	5,481,000	3,862,000	41.9%	13,867,000	11,046,000	25.5%
Net income	482,000	538,000	(10.4)%	2,222,000	442,000	402.1%

Three Months Ended July 31, 2008 and 2007

Net Sales

Net sales for the third quarter of fiscal year 2008 increased 40.4% to $16.4 million compared to net sales of $11.7 million for the same period in fiscal 2007. The acquisition of SMP Data Communications added $3.3 million to our net sales during the third quarter of fiscal year 2008.

Exclusive of the impact of the acquisition, net sales increased 11.7% to $13.1 million for the third quarter of fiscal year 2008 from $11.7 million for the same period in 2007. Sequentially, net sales for the third quarter of fiscal year 2008 decreased compared to net sales of $13.5 million in the second quarter of fiscal year 2008, exclusive of the impact of the acquisition.

Increases in volumes of fiber meters shipped when comparing shipments for the quarter ended July 31, 2008 when compared to the same period in 2007 support the increases in net sales when comparing the two periods, prior to consideration of the added sales related to the acquisition. Likewise, the decrease in volumes of fiber meters shipped for the quarter ended July 31, 2008 when compared to the immediately preceding fiscal quarter support the decreases in net sales when comparing the two periods, prior to consideration of the added sales related to the acquisition. Fluctuations in net sales may also be impacted by the mix of products sold during a period; however, when comparing these periods, it is evident that volumes shipped was a significant factor.

The increase in net sales during the third quarter of fiscal year 2008 when compared to the same period last year was primarily attributable to increases in both our commercial market, which grew just under an estimated 15%, and our specialty markets, which grew just over an estimated 8%, in each case compared to the same period last year and exclusive of net sales generated by our new subsidiary. SMP Data Communications sales historically are comprised largely of sales into what we consider to be our commercial market. While we have experienced net sales strength to date in fiscal year 2008, we believe there is an industry trend toward the softening of what we describe as our commercial market. At this time, we are unable to determine whether we will experience any adverse affects from this perceived industry trend.

Net sales to customers located outside of the United States were 30% and 29% for the three months ended July 31, 2008 and 2007, respectively. Net sales to customers located outside of the United States continued to show substantial strength in the third quarter of fiscal year 2008, increasing 16.9% compared to the same period last year, while net sales to customers located in the United States increased 9.6%, in each case exclusive of the net sales generated by our new subsidiary. We believe our international sales in recent years has been positively impacted by the restructuring of our international sales team and the retargeting of our international sales efforts. We believe that our international sales have also benefited in recent years from the weakening of the U.S. dollar relative to foreign currencies. However, we do not believe at this time that the recent trend toward the strengthening of the U.S. dollar will result in a decrease of our international sales.

During the third quarters of fiscal years 2008 and 2007, respectively, 12.9% and 10.2% of our net sales were attributable to one major domestic distributor. No other single customer accounted for more than 10.0% of our net sales during the three months ended July 31, 2008 and 2007.

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

Gross Profit

Our gross profit increased 31.8% to $6.2 million in the third quarter of fiscal 2008, up from $4.7 million in the third quarter of fiscal 2007. Gross profit margin, or gross profit as a percentage of net sales, decreased to 37.7% for the third quarter of fiscal 2008 compared to 40.2% for the third quarter of fiscal 2007. Our lower gross profit margin reflected the fact that SMP Data Communications has historically had gross profit margin percentages lower than the historical gross profit margins of Optical Cable Corporation. Gross profit margin during the quarter was also impacted by SFAS 141 purchase accounting adjustments with respect to the valuation of inventory acquired in the acquisition of SMP Data Communications as discussed above. SFAS 141 required finished goods inventory acquired in the acquisition to be recorded at approximate net selling price, reducing the gross profit normally realized upon the sale of such inventory.

Exclusive of the impact of the acquisition, gross profit increased 16.7% to $5.5 million for the third quarter of fiscal year 2008 compared to $4.7 million for the same period last year. Gross profit margin increased to 42.0% in the third quarter of fiscal year 2008 from 40.2% in the third quarter of fiscal year 2007, exclusive of the impact of the acquisition. By comparison, gross profit margins for each of the prior four quarters has ranged from 40.2% to 42.6%.

We believe the acquisition of SMP Data Communications will continue to place downward pressure on our historical gross profit margins in future periods—even after all inventories revalued to fair market value in connection with the acquisition (pursuant to SFAS 141) have been sold. However, at this time we are unable to predict the amount by which our future gross profit margins will be impacted, if any.

During the third quarter of fiscal year 2008, we continued to experience positive impacts (as we did in the past four consecutive quarters) on our gross profit margins that we believe are attributable, in part, to the improvements in our manufacturing efficiencies, including improvements resulting from the successful integration of our ERP system at our Roanoke, Virginia facility. Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may deviate from expectations based on both anticipated and unanticipated changes in product mix. Additionally, gross profit margins tend to be higher when we achieve higher net sales levels, as certain fixed manufacturing costs are spread over higher sales volumes.

Selling, General, and Administrative Expenses

SG&A expenses increased 41.9% to $5.5 million in the third quarter of fiscal year 2008 from $3.9 million for the same period last year. SG&A expenses as a percentage of net sales were 33.4% in the third quarter of 2008 compared to 33.0% in the third quarter of 2007. Excluding the impact of the acquisition of SMP Data Communications, the increase in SG&A expenses during the third quarter of fiscal year 2008 compared to the same period last year is primarily due to increased employee compensation costs. Compensation costs have increased when comparing the third quarter of fiscal 2008 to the comparable period in fiscal 2007 largely as a result of increases in employee incentives due to higher net sales when comparing the third quarters of fiscal years 2008 and 2007, together with the impact of the acquisition of SMP Data Communications, including their operating costs as well as increased costs related to operational integration efforts which began immediately after the completion of the acquisition.

Amortization of Intangible Assets

We recognized $161,000 of amortization expense associated with intangible assets purchased in the acquisition of SMP Data Communications for the third quarter of fiscal 2008.

Other Income, Net

We recognized other income, net in the third quarter of fiscal year 2008 of $196,000 compared to other income, net of $13,000 in the third quarter of fiscal year 2007. Other income, net is comprised of royalty income of $283,000 (net of related expenses) from patents obtained in connection with the acquisition of SMP Data Communications, interest income totaling $18,000, interest expense totaling $96,000 related to monies borrowed in connection with the acquisition of SMP Data Communications, and other miscellaneous items which may fluctuate from period to period.

Income Before Income Taxes

We reported income before income tax expense of $748,000 for the third quarter of fiscal year 2008 compared to $853,000 for the third quarter of fiscal year 2007. This change was primarily due to an increase in gross profit of $1.5 million in the third quarter of fiscal year 2008 compared to the same period in 2007, offset by an increase in SG&A expenses for the same period of $1.6 million.

The acquisition of SMP Data Communications in May 2008, was a strategic acquisition for us, allowing us to provide our customers with the suite of cabling and connectivity solutions they desire. Ultimately, we believe our broader product and solutions offering will result in increased sales, possibly increased market share and ultimately increased income before income taxes. However, until we begin to realize anticipated sales synergies we do not believe the acquisition of SMP Data Communications will likely be significantly accretive to our income before income taxes in the short term.

Income Tax Expense

Income tax expense totaled $226,000 for the third quarter of fiscal year 2008 compared to income tax expense of $315,000 for the same period in fiscal year 2007. Our effective tax rate was 35.6% and 36.9% in the third quarters of fiscal years 2008 and 2007, respectively. Generally, fluctuations in our effective tax rates are primarily due to the amount and timing of various tax deductions and benefits.

Net Income

Net income for the third quarter of fiscal year 2008 was $482,000 compared to $538,000 for the third quarter of fiscal year 2007. This decrease was due primarily to the decrease in income before income tax expense of $105,000 in the third quarter of fiscal year 2008 compared with the same period in fiscal year 2007, partially offset by the decrease in income tax expense of $49,000 when comparing the third quarter of fiscal year 2008 to the third quarter of fiscal year 2007.

Nine Months Ended July 31, 2008 and 2007

Net Sales

Net sales for the first nine months of fiscal year 2008 increased 32.6% to $42.6 million compared to net sales of $32.1 million for the same period in fiscal 2007. The acquisition of SMP Data Communications added $3.3 million to our net sales during the first nine months of fiscal year 2008.

Exclusive of the impact of the acquisition, net sales increased 22.2% to $39.2 million for the first nine months of fiscal year 2008 from $32.1 million for the same period in 2007. Increases in volumes of fiber meters shipped when comparing shipments for the nine months ended July 31, 2008 when compared to the same period in 2007 support the increases in net sales when comparing the two periods. Fluctuations in net sales may also be impacted by the mix of products sold during a period; however, when comparing these two periods, it is evident that volumes shipped was a significant factor.

The increase in net sales during the first nine months of fiscal year 2008 when compared to the same period last year was attributable to increases in both our commercial markets, which grew just under an estimated 7%, and our specialty markets, which grew over an estimated 42%, exclusive of net sales generated by our new subsidiary. SMP Data Communications sales historically are comprised largely of sales into what we consider to be our commercial market. While we have experienced net sales strength to date in fiscal year 2008, we believe there is an industry trend toward the softening of what we describe as our commercial market. At this time, we are unable to determine whether we will experience any adverse affects from this perceived industry trend.

Net sales to customers located outside of the United States were 33% and 28% of total net sales for the nine months ended July 31, 2008 and 2007, respectively. Net sales to customers located outside of the United States continued to show substantial strength in the first nine months of fiscal year 2008, increasing 43.2% compared to the same period last year, while net sales to customers located in the United States increased 13.8%, in each case exclusive of the net sales generated by our new subsidiary. We believe our international sales in recent years has been positively impacted by the restructuring of our international sales team and the retargeting of our international sales efforts. We believe that our international sales have also benefited in recent years from the weakening of the U.S. dollar relative to foreign currencies. However, we do not believe at this time that the recent trend toward the strengthening of the U.S. dollar will result in a decrease of our international sales.

For the nine months ended July 31, 2008 and 2007, 11.2% and 11.3%, respectively, of net sales were attributable to this distributor. No other single customer accounted for more than 10.0% of our net sales during the nine months ended July 31, 2008 and 2007.

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

Gross Profit

Our gross profit increased 47.0% to $17.3 million for the first nine months of fiscal year 2008 from $11.7 million for the same period in fiscal year 2007. Gross profit margin, or gross profit as a percentage of net sales, was 40.6% for the nine months ended July 31, 2008, compared to 36.6% for the same period in fiscal 2007. Our lower gross profit margin reflected the fact that SMP Data Communications has historically had gross profit margin percentages lower than the historical gross profit margins of Optical Cable Corporation. Gross profit margin during the first nine months of fiscal year 2008 was also impacted by SFAS 141 purchase accounting adjustments with respect to the valuation of inventory acquired in the acquisition of SMP Data Communications as discussed above. SFAS 141 required finished goods inventory acquired in the acquisition to be recorded at approximate net selling price, reducing the gross profit normally realized upon the sale of such inventory.

Exclusive of the impact of the acquisition of SMP Data Communications, gross profit increased 41.0% to $16.6 million for the nine months ended July 31, 2008, compared to $11.7 million for the same period last year. Our gross profit margin increased to 42.2% for the first nine months of fiscal 2008, compared to 36.6% for the same period last year, exclusive of the impact of the acquisition.

We believe the acquisition of SMP Data Communications will continue to place downward pressure on our historical gross profit margins in future periods—even after all inventories revalued to fair market value in connection with the acquisition (pursuant to SFAS 141) have been sold. However, at this time we are unable to predict the amount by which our future gross profit margins will be impacted, if any.

During the first nine months of fiscal 2008, we continued to experience positive impacts on our gross profit margins that we believe are attributable, in part, to the improvements in our manufacturing efficiencies, including improvements resulting from the successful integration of our ERP system at our Roanoke, Virginia facility. Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may deviate from expectations based on both anticipated and unanticipated changes in product mix.

Selling, General, and Administrative Expenses

SG&A expenses increased 25.5% to $13.9 million in the first nine months of 2008 from $11.0 million for the same period last year. SG&A expenses as a percentage of net sales were 32.6% for the nine months ended July 31, 2008 compared to 34.4% for the same period in 2007. Excluding the impact of the acquisition of SMP Data Communications, the increase in SG&A expenses during the first nine months of 2008 compared to the same period last year was primarily due to increased employee compensation costs. Compensation costs increased in the first nine months of fiscal year 2008 compared to the same period in fiscal year 2007 largely as a result of increases in employee incentives due to the financial results during the first nine months of fiscal year 2008, including increases in commissions due to higher net sales when comparing the first nine months of fiscal year 2008 and 2007, together with the impact of the acquisition of SMP Data Communications, including their operating costs related to operational integration efforts which began immediately after the completion of the acquisition.

Amortization of Intangible Assets

We recognized $161,000 of amortization expense associated with intangible assets purchased in the acquisition of SMP Data Communications for the nine months ended July 31, 2008.

Other Income, Net

We recognized other income, net of $249,000 in the first nine months of fiscal 2008 compared to other income, net of $4,000 in the first nine months of 2007. Other income, net is comprised of royalty income of $283,000 (net of related expenses) from patents obtained in connection with the acquisition of SMP Data Communications, interest income totaling $86,000, interest expense totaling $96,000 related to monies borrowed in connection with the acquisition of SMP Data Communications, and other miscellaneous items which may fluctuate from period to period.

Income Before Income Taxes

We reported income before income tax expense of $3.5 million for the first nine months of fiscal year 2008 compared to income before income tax expense of $705,000 for the first nine months of fiscal year 2007. The increase was primarily due to the increase in gross profit of $5.5 million in the first nine months of fiscal year 2008 compared to the same period in fiscal year 2007, partially offset by the $2.8 million increase in SG&A expenses.

The acquisition of SMP Data Communications in May 2008, was a strategic acquisition for us, allowing us to provide our customers with the suite of cabling and connectivity solutions they desire. Ultimately, we believe our broader product and solutions offering will result in increased sales, possibly increased market share and ultimately increased income before income taxes. However, until we begin to realize anticipated sales synergies we do not believe the acquisition of SMP Data Communications will likely be significantly accretive to our income before income taxes in the short term.

Income Tax Expense

Income tax expense totaled $1.3 million for the first nine months of fiscal year 2008 compared to income tax expense of $262,000 for the same period in fiscal 2007. Our effective tax rate was 36.4% in the first nine months of 2008 compared to 37.2% in the first nine months of fiscal year 2007. Generally, fluctuations in our effective tax rates are primarily due to the amount and timing of various tax deductions and benefits.

The Extraterritorial Income Exclusion (“EIE”) exempted from federal income taxation a portion of the net profit realized from sales outside the United States of products manufactured in the United States. The EIE was calculated by a complex analysis of all export sales and profits for the year. Fluctuations in the ratio of export sales and profitability to total sales and profitability created changes in the EIE. The EIE benefit was phased out as a result of The American Jobs Creation Act of 2004 (the “Jobs Act”). The Jobs Act generally repealed the EIE regime for transactions after December 31, 2004. The Jobs Act extended EIE benefits at a reduced rate for two additional years, and EIE benefits indefinitely for transactions pursuant to a binding contract in effect on September 17, 2003. As passed, the Jobs Act provided transition relief by allowing taxpayers to retain a portion of their otherwise-applicable EIE benefits: 100% for transactions during calendar year 2004, 80% for transactions during calendar year 2005 and 60% for transactions during calendar year 2006. At the same time, the Jobs Act allows for a new deduction based on qualified domestic production activities.

Although the EIE was phased out in calendar year 2006, we continued to realize a benefit from the EIE related to the first quarter of our 2007 fiscal year (specifically in November and December of 2006)—a benefit that was positively impacted by the increase in net sales to customers outside of the United States during the first quarter of fiscal 2007.

Net Income

Net income for the first nine months of 2008 was $2.2 million compared to net income of $442,000 for the first nine months of fiscal 2007. This increase was due primarily to the increase in income before income tax expense of $2.8 million for the first nine months of fiscal year 2008 compared with the same period in fiscal year 2007, partially offset by the increase in income tax expense of $1.0 million when comparing the first nine months of fiscal year 2008 to the third quarter of fiscal year 2007.

Financial Condition

Total assets increased $14.9 million, or 39.9%, to $52.1 million at July 31, 2008, from $37.3 million at October 31, 2007. This increase is primarily due to a $14.2 million increase in total assets in connection with the acquisition of SMP Data Communications for a total acquisition cost of $11.4 million on May 30, 2008 (see note 2 to the condensed consolidated financial statements for additional details). The increase in total assets was also due to a $417,000 increase in inventories and an $813,000 increase in note receivable, partially offset by a $625,000 decrease in cash and cash equivalents and a decrease in trade accounts receivable, net of $709,000. Further detail regarding the decrease in cash and cash equivalents is provided in our discussion of “Liquidity and Capital Resources.” The increase in inventory resulted mainly from efforts to maintain optimal stocking levels for manufacturing efficiencies. The increase in note receivable is the result of advances made by us to a start-up connector company (described further herein).

Total liabilities increased $12.1 million or 228.4% to $17.4 million at July 31, 2008, from $5.3 million at October 31, 2007. This increase was primarily due to the $8.7 million increase in notes payable, the proceeds of which were used for the acquisition of SMP Data Communications on May 30, 2008 (see note 2) together with a $2.8 million increase in liabilities related to the acquisition (see note 2). The increase in total liabilities was also due to a $349,000 increase in accounts payable and accrued expenses (including accrued compensation and payroll taxes) exclusive of the acquisition, largely due to the timing of related payments when comparing the two periods.

Total shareholders’ equity at July 31, 2008 increased $2.8 million in the first nine months of fiscal 2008. The increase resulted from the impact of share-based compensation, net of $531,000, and net income retained of $2.2 million.

Liquidity and Capital Resources

Our primary capital needs during the first nine months of fiscal 2008 have been to fund working capital requirements, capital expenditures, advances to a start-up connector company described further herein, and the acquisition of SMP Data Communications (see note 2). Our primary source of capital for these purposes has been existing cash and cash equivalents, cash provided by operations and our bank credit facilities. As of July 31, 2008, we had outstanding loan balances under two of our credit facilities totaling $8.7 million. As of October 31, 2007, we had no outstanding loan balance under our bank credit facilities.

Our cash totaled $2.5 million as of July 31, 2008, a decrease of $625,000 compared to $3.1 million as of October 31, 2007. The decrease in cash for the nine months ended July 31, 2008 primarily resulted from the acquisition of SMP Data Communications—we paid $1.9 million of the purchase price from existing cash and borrowed $8.7 million for the remainder of the purchase price to seller due at closing. Other transaction costs associated with the acquisition were paid from existing cash and cash equivalents and cash provided by operations. The decrease in cash also resulted from capital expenditures totaling $694,000 and advances under a note receivable (described further herein) totaling $813,000, partially offset by net cash provided by operating activities of $3.5 million.

On July 31, 2008, we had working capital of $21.0 million compared to $15.9 million as of October 31, 2007. The ratio of current assets to current liabilities as of July 31, 2008, was 3.8 to 1, compared to 4.3 to 1 as of October 31, 2007. The increase in working capital when comparing the periods was primarily due to increases in current assets and current liabilities as a result of the acquisition of SMP Data Communications as described further in the section entitled “Acquisition of SMP Data Communications” set forth above.

Net Cash

Net cash provided by operating activities was $3.5 million in the first nine months of fiscal year 2008, compared to net cash provided by operating activities of $4.8 million in the first nine months of fiscal year 2007. Net cash provided by operating activities during the first nine months of 2008 primarily resulted from net income of $2.2 million plus net adjustments to reconcile net income to net cash provided by operating activities, including depreciation and amortization of $1.4 million and share-based compensation expense of $531,000. Additionally, the decrease in accounts receivable in the amount of $708,000 and the increase in accrued compensation and payroll taxes of $483,000, in both cases exclusive of assets and liabilities of our new subsidiary existing at the date of acquisition, further contributed to net cash provided by operating activities. Net cash provided by operating activities during the first nine months of 2007 primarily resulted from net income of $442,000 plus net adjustments to reconcile net income to net cash provided by operating activities, including depreciation and amortization of $1.2 million and share-based compensation expense of $559,000. Additionally, the decrease in accounts receivable in the amount of $706,000 and the decrease in inventories totaling $1.3 million further contributed to net cash provided by operating activities.

Net cash used in investing activities totaled $12.8 million in the first nine months of fiscal year 2008, compared to $1.4 million in the first nine months of fiscal year 2007. Net cash used in investing activities during the first nine months of fiscal year 2008 resulted primarily from the acquisition of SMP Data Communications. Net cash used in investing activities during the first nine months of fiscal year 2007 resulted primarily from the purchase of property and equipment and advances made to a start-up connector company described further herein.

Net cash provided by financing activities totaled $8.7 million in the first nine months of fiscal 2008 and resulted from proceeds from notes payable to our bank under our credit facilities in the amount of $8.7 million. Net cash used in financing activities totaled $1.5 million in the first nine months of fiscal 2007 and resulted from the repayment of a note payable to our bank under our line of credit in the amount of $991,000 and the repurchase and retirement of 99,000 shares of our common stock for $525,000.

AOS Loan

On April 22, 2005, we agreed to extend a loan to a start-up connector company, Applied Optical Systems, Inc. (the “Borrower”), specializing in the design, manufacture and sale of connectors and cable assemblies for certain niche markets. The Borrower offers complementary products to our product offering and was incorporated in December 2003. The Borrower currently has limited revenues and assets and is incurring net losses. As of July 31, 2008, total assets of the Borrower, based on unaudited financial information, was equivalent to approximately 4.9% of our consolidated total assets. As of October 31, 2007, total assets of the Borrower, based on audited financial statements, was equivalent to approximately 5.2% of our consolidated total assets. Total revenue of the Borrower, based on unaudited financial information, was equivalent to approximately 11.2% and 10.5%, respectively, of our net sales for the three and nine month periods ended July 31, 2008. Total revenue of the Borrower, based on unaudited financial information, was equivalent to approximately 7.8% and 7.2%, respectively, of our consolidated net sales for the three month and nine month periods ended July 31, 2007.

Our loan to, and related transactions with, the Borrower was and is part of a strategy to preserve future options for us with respect to (i) expansion of our product line offering, (ii) additional channels to market for military and harsh environment fiber optic cable products, and (iii) responding to potential changes to existing strategic partnerships as deemed necessary or appropriate by management in reaction to changes in the competitive landscape (specifically with respect to fiber optic cable products for the military and harsh environment applications).

Through July 31, 2008, we had advanced a total of $4.3 million, net (including some accrued interest and accounts receivable from certain product sales) to the Borrower. The note receivable, which matures September 30, 2008, is collateralized by all of the Borrower’s tangible and intangible property and bears interest at six percent (6%) per annum. Two of the founders of the Borrower have also personally guaranteed amounts up to two-thirds of the principal balance outstanding on the note receivable plus two-thirds of any accrued interest related to the note receivable. In connection with the loan, we were issued a warrant by the Borrower which, as amended, gives us the right to purchase a fifty-six percent (56%) equity interest in the Borrower on a fully diluted, as converted basis, for a purchase price of $1.5 million. In addition, we were granted the right to purchase all other outstanding equity of the Borrower at various times from 2009 through 2012, at a fixed multiple of trailing earnings before interest and taxes (EBIT), conditioned upon our exercise of the warrant or the Borrower’s failure to repay the loan when due. The note receivable is callable by us at any time. Our rights under the warrant terminate if the warrant is not exercised prior to the expiration date. We did not make any additional advances to the Borrower subsequent to July 31, 2008.

Valley Bank Credit Facilities

On May 30, 2008, we established $17.0 million in credit facilities (collectively, the “Credit Facilities”) with Valley Bank to provide for our working capital needs and to finance the acquisition of SMP Data Communications. The new Credit Facilities provide a working capital line of credit (the “Revolving Loan”), a real estate term loan (the “Virginia Real Estate Loan”), a supplemental real estate term loan (the “North Carolina Real Estate Loan”), and a capital acquisitions term loan (the “Capital Acquisitions Term Loan”). Of our $17.0 million in total credit facilities we currently have approximately $8.3 million unused and available.

The Revolving Loan provides up to $6.0 million for our working capital needs and bears interest at LIBOR plus 2.15%, but provides a lower rate option if we maintain specific depository amounts with Valley Bank. We may borrow up to 85% of our consolidated eligible accounts receivable, (excluding foreign accounts receivable), plus 35% of certain consolidated uninsured foreign receivables (or 100% of insured foreign receivables, without duplication) up to a maximum of $1,500,000 plus 25% of our consolidated eligible inventory. The Revolving Loan expires on February 28, 2010. As of July 31, 2008, we had no outstanding borrowings under our Revolving Loan and $6.0 million in available credit.

The Virginia Real Estate Loan provides up to $6.5 million and was fully funded on May 30, 2008. The Virginia Real Estate Loan accrues interest at 6% and payments of principal and interest are based on a 25 year amortization. Payments on The Virginia Real Estate Loan will be made in 59 equal installments of principal and interest in the amount of $42,241 for the period from July 1, 2008 through May 1, 2013. The balance of the Virginia Real Estate Loan will be due June 1, 2013. As of July 31, 2008, we had outstanding borrowings of $6.5 million under our Virginia Real Estate Loan.

The North Carolina Real Estate Loan provides up to $2,240,000 and was fully funded on May 30, 2008. The North Carolina Real Estate Loan accrues interest at 6% and payments of principal and interest are based on a 25 year amortization. Payments on the North Carolina Real Estate Loan will be made in 59 equal installments of principal and interest in the amount of $14,557 for the period from July 1, 2008 through May 1, 2013. The balance of the North Carolina Real Estate Loan will be due June 1, 2013. As of July 31, 2008, we had outstanding borrowings of $2.2 million under our North Carolina Real Estate Loan.

We may borrow up to $2,260,000 under the terms of the Capital Acquisitions Term Loan. The advances under the Capital Acquisitions Term Loan may be made at any time within one year of the May 30, 2008 closing. To the extent we have borrowings under the Capital Acquisitions Term Loan, principal and interest payments will be amortized over 7 years. Payments on the Capital Acquisitions Term Loan will be for interest only for the period from June 1, 2008 through May 1, 2009. The outstanding principal on May 31, 2009, if any, will convert to 72 equal payments of principal and interest, commencing on July 1, 2009. The Capital Acquisitions Term Loan bears interest at a fixed rate of 6%. As of July 31, 2008, we had no outstanding borrowings on our Capital Acquisitions Term Loan and available credit of $2.26 million.

The Credit Facilities are secured by a first priority lien on all of our personal property and assets as well as a first lien deed of trust on our real property, in both cases including the assets of the Company’s subsidiary, SMP Data Communications.

Capital Expenditures

We did not have any material commitments for capital expenditures as of July 31, 2008. During our 2008 fiscal year budgeting process, we included an estimate for capital expenditures for the year of $2 million. This budget included estimates for capital expenditures for new manufacturing equipment, improvements to existing manufacturing equipment, new information technology equipment and software, upgrades to existing information technology equipment and software, furniture and all other capitalizable expenditures for property, plant and equipment. This budget has been approved by our board of directors, however our budget is not intended as a commitment to a set level of capital expenditures during the year. Management uses the budget as a guideline to evaluate both planned and unplanned but appropriate capital expenditures during the year. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. There can be no guarantee that any capital expenditures will be made regardless of any listing in the budget. Historically, we have spent less than our budgeted capital expenditures in any given year.

Corporate acquisitions and other strategic investments are considered outside of our annual capital expenditure budgeting process. Subsequent to the end of the third quarter, on August 1, 2008, we acquired 70% of the authorized membership interests of a limited liability company focused on sales of connectivity solutions. The total purchase price for the interest, $1.5 million, is being paid in the following manner: $500,000 was paid on August 5, 2008, $700,000 will be paid on October 1, 2008 and $300,000 will be paid on April 1, 2009.

Future Cash Flow Considerations

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

We believe our net sales have generally been impacted by seasonality factors where we typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year. At this time, we do not believe that the acquisition of SMP Data Communications will change this general seasonality pattern. This pattern may be substantially altered by the timing of larger projects or other economic factors impacting our industry or impacting the industries of our customers and end-users. While we believe seasonality may be a factor that impacts our quarterly net sales results, we are not able to reliably predict net sales based on seasonality because these other factors can also substantially impact our net sales patterns during the year.

Contractual Obligations and Commitments

As of July 31, 2008, we have no disclosable contractual obligations and commitments that will significantly impact our future liquidity.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based on the condensed consolidated financial statements and accompanying condensed notes that have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 1 to the financial statements included in our Annual Report on Form 10-K for fiscal year 2007 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2007 Form 10-K did not change during the period from November 1, 2007 through July 31, 2008, except that we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).

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

The Company records goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. We account for intangible assets in accordance with SFAS 142 which requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually or whenever changes in circumstances indicate that the carrying value of the intangible asset may not be recoverable. SFAS 142 also requires that we amortize intangible assets over their respective finite lives up to their estimated residual values.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition-date fair values the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree. In the case of a bargain purchase, the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. SFAS 141(R) becomes effective for acquisitions during fiscal annual reporting periods beginning after December 15, 2008. We are currently evaluating the impact of SFAS 141(R).

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

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. FSP 142-3 requires an entity to consider its own historical experience in renewing or extending the term of the arrangement, consistent with its expected use of the asset. In the absence of historical experience, an entity should consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of FSP 142-3.

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

As of September 11, 2008, there are no other new accounting standards issued, but not yet adopted by us, which are expected to be applicable to our financial position, operating results or financial statement disclosures.

Item 4.	Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2008. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and that there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 26, 2007, the Company’s Board of Directors approved a plan to purchase and retire up to 300,100 shares of the Company’s common stock, or approximately 5% of the shares then outstanding. At the time the plan was approved, the Company anticipated that the purchases would be made over a 12-month period, but there is no definite time period for repurchase. For the three month and nine month periods ended July 31, 2008, the Company did not repurchase and retire any shares of its outstanding common stock. From March 26, 2007 to July 31, 2008, the Company has repurchased and retired a total of 141,273 shares of its outstanding common stock. The repurchase of these shares and the costs associated with the repurchase, including brokerage and legal fees, totaled $722,515. As of July 31, 2008, 6,052,736 shares of the Company’s common stock were outstanding.

PART II. OTHER INFORMATION

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are filed as part of, and incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: September 15, 2008	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: September 15, 2008	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated May 30, 2008, by and among Optical Cable Corporation, Aurora Merger Corporation, Preformed Line Products Company and Superior Modular Products Incorporated (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 2, 2008).

3.1	Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated herein by reference to Exhibit 1 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

3.2	Bylaws of Optical Cable Corporation, as amended (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.1	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.2	Rights Agreement dated as of November 2, 2001 (incorporated herein by reference to Exhibit 4 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.3	Form of certificate representing preferred share purchase right (incorporated herein by reference to Exhibit 5 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.6	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $6,500,000 (Loan No. 156779) (incorporated herein by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.7	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $2,000,000 (Loan No. 156833) (incorporated herein by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.8	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $5,000,000 (Loan No. 156809) (incorporated herein by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.9	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $2,000,000 (Loan No. 156833) (incorporated herein by reference to Exhibit 4.9 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.10	Credit Line Deed of Trust dated September 22, 2006 between Optical Cable Corporation as Grantor, John T. McCaleb and Catherine J. Hartman as Trustees, and Valley Bank as Lender (incorporated herein by reference to Exhibit 4.10 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.11	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $6,500,000 (Loan No. 156779) (incorporated herein by reference to Exhibit 4.11 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.12	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $5,000,000 (Loan No. 156809) (incorporated herein by reference to Exhibit 4.12 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.13	Amendment to Commercial Loan Agreement dated October 26, 2007 by and between Optical Cable Corporation and Valley Bank (Loan No. 156779) (incorporated herein by reference to Exhibit 4.13 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2007).

4.14	Amendment No. 1 dated February 29, 2008 to the Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $5,000,000 (Loan No. 156809) (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed February 29, 2008).

4.15	Amendment No. 1 dated February 29, 2008 to the Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $2,000,000 (Loan No. 156833) (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed February 29, 2008).

10.1*	Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated herein by reference to Exhibit 10.1 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.2*	Employment Agreement dated December 10, 2004 by and between Optical Cable Corporation and Tracy G. Smith (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2005 (file number 0-27022)).

10.3*	Employment Agreement by and between Optical Cable Corporation and Luke J. Huybrechts effective November 1, 2002 (incorporated herein by reference to Exhibit 10.2 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.4*	Employment Agreement by and between Superior Modular Products Incorporated and William R. Reynolds effective May 30, 2008. FILED HEREWITH.

10.5*	Optical Cable Corporation Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 1998 (file number 0-27022)).

10.6*	Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-8 No. 333-09733).

10.7*	Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.8*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.9*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.10*	Form of award agreement under the Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company Annual Report on Form 10-K for the period ended October 31, 2004).

10.11*	Optical Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.12*	Form of time vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.13*	Form of stock performance (Company stock performance measure) vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.14*	Form of operational performance (individual participant performance measure) vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.15*	Form of operational performance (Company financial performance measure) vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2007).

10.16	Redemption Agreement by and between Optical Cable Corporation and BB&T Investment Services, Inc. dated March 27, 2007 (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2007).

11.1	Statement regarding computation of per share earnings (incorporated by reference to note 9 of the Condensed Notes to Condensed Consolidated Financial Statements contained herein).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.