Form 10-K
period 2008-10-31
OPTICAL CABLE CORP
filed 2009-01-29
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    (1)  Yes  ☐    No  ☒    (2)  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock, no par value, held by non-affiliates of the registrant (without admitting any person whose shares are not included in determining such value is an affiliate) as of April 30, 2008, the last business day of the Company’s most recent second quarter was $26,722,843 based upon the closing price of these shares as reported by the Nasdaq Global Market on April 30, 2008.

As of January 23, 2009, the Company had outstanding 6,101,437 common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K Report: “Election of Directors,” “Beneficial Ownership of Securities,” “Compensation of Executive Officers,” “Compensation of Directors,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “Code of Ethics,” “Executive Compensation,” “Compensation Committee Report on Executive Compensation,” “Beneficial Ownership of Common Stock,” “Equity Compensation Plans Information,” “Certain Relationships and Related Transactions,” “Independent Registered Public Accounting Firm,” and “Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Registered Public Accounting Firm.” In addition, portions of the Company’s Annual Report filed as exhibit 13.1 to this report on Form 10-K are incorporated by reference in Part II of this Form 10-K Report: “Corporate Information,” “Management’s Discussion and Analysis,” “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” and “Report of Independent Registered Public Accounting Firm.”

OPTICAL CABLE CORPORATION

FORM 10-K

PART I

Item 1.	BUSINESS

Overview

Optical Cable Corporation was incorporated in the Commonwealth of Virginia in 1983. We are headquartered at 5290 Concourse Drive, Roanoke, Virginia 24019 and our telephone number is (540) 265-0690. Optical Cable Corporation, together with our wholly owned subsidiary, Superior Modular Products Incorporated, doing business as SMP Data Communications (“SMP Data Communications”), has offices and manufacturing and warehouse facilities located both in Roanoke, Virginia and near Asheville, North Carolina.

Optical Cable Corporation and its subsidiaries (collectively, the “Company”) is a leading manufacturer of a broad range of fiber optic cable and data communication connectivity solutions, and offers an integrated suite of high quality, warranted cabling and connectivity products, primarily for the enterprise market. Our product offerings include designs for uses ranging from commercial, enterprise network and campus installations to customized products for specialty applications, residential applications, and harsh environments, including military, industrial, mining and broadcast applications. Our products are designed to meet the most demanding needs of end-users, delivering a high degree of reliability and outstanding performance characteristics.

Optical Cable Corporation pioneered the design and production of fiber optic cables for the most demanding military field applications, as well as of fiber optic cables suitable for both indoor and outdoor use, creating a broad product offering built on the evolution of these fundamental technologies.

On May 30, 2008, Optical Cable Corporation acquired SMP Data Communications. Founded in 1990, SMP Data Communications is a wholly owned subsidiary of Optical Cable Corporation that develops copper and fiber passive connectivity hardware components for use in the enterprise market, including a broad range of commercial and residential applications. SMP Data Communications is internationally recognized for its role in establishing copper connectivity data communications standards, through its innovative and patented technologies.

Our combined product offerings are exceptionally complementary. While separate legal entities, Optical Cable Corporation and SMP Data Communications go to market as one company, offering a comprehensive and integrated suite of high quality, warranted cabling and connectivity products, primarily for the enterprise market, with fiber optic product lines being branded Optical Cable Corporation and copper products lines being branded SMP Data Communications. In addition to the integrated management of sales and marketing functions, a number of other functions are integrated under a single management structure, including accounting, finance, information technology and human resources. At the current time, manufacturing, engineering and quality are managed separately at our Roanoke, Virginia and Asheville, North Carolina facilities.

We primarily manufacture our high quality fiber optic cables at our ISO 9001:2000 registered and MIL-STD-790F certified facility located in Roanoke, Virginia and we primarily manufacture our high quality fiber and copper connectivity products at our ISO 9001:2000 registered facility located near Asheville, North Carolina.

On August 1, 2008, Optical Cable Corporation acquired 70% of the authorized membership interests of Centric Solutions LLC (“Majority-owned Subsidiary”). Majority-owned Subsidiary is a start-up business founded in 2008 to provide turnkey cabling and connectivity solutions for the datacenter market. Majority-owned Subsidiary operates and goes to market separately from Optical Cable Corporation, however, in some cases, Majority-owned Subsidiary includes products supplied by Optical Cable Corporation and SMP Data Communications in its product offering.

Products

We are a leading manufacturer of a broad range of fiber optic cable and data communication connectivity solutions, and offer an integrated suite of high quality, warranted cabling and connectivity products, primarily for the enterprise market. Our product offerings include designs for uses ranging from commercial, enterprise network and campus installations to customized products for specialty applications, residential applications, and harsh environments, including military, industrial, mining and broadcast applications. Our products are designed to meet the most demanding needs of end-users, delivering a high degree of reliability and outstanding performance characteristics.

Fiber Optic Cable Products

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

Other Fiber Optic Cable Types. We believe that we offer the most comprehensive tight-buffered fiber optic cable product offering for the enterprise market. We produce variations on the basic fiber optic cable styles discussed above for more specialized installations, as well as various hybrid and composite cables (some variations are not available for all cable styles or types). We can armor fiber optic cables with corrugated steel tape or interlocking armor for further protection in certain installations. We offer cables suitable for underground or overhead installations. For overhead installations on utility poles, we offer several self-supporting fiber optic cables, with higher performance outer jackets, as well as M-Series aerial messenger cables which feature a stainless steel or galvanized steel, self-supporting messengered construction. We have fiber optic cables available in several flammability ratings, including plenum for use in moving air spaces in buildings, and riser for less critical flame-retardant requirements. Zero halogen versions of many of our fiber optic cables are available for use in enclosed spaces where there is concern over release of toxic gases during fire. We offer various hybrid and composite fiber optic cables combining different types of optical fiber and/or copper wires, with copper wires being used as power feeds or to facilitate the transition from copper wire to optical fiber-based systems without further installation of fiber optic cables. Our composite cables include a line of security cables which combine copper power feeds with optical fiber in the cables making them particularly well suited for surveillance cameras and other specialty applications. We also offer specialty fiber optic cables, such as for use in military ground tactical, industrial (including tray cables), mining, deployable broadcast, oil and gas, festoon, and pierside applications. Our product offering further includes fiber optic cables complying with or certified to various standards for specialty applications, such as: U.S. Department of Defense MIL-PRF-85045/8A and U.K. Ministry of Defence Def-Stan 60-1, Part 3 qualifications for military ground tactical fiber optic cable; Det Norske Veritas (DNV) type approval certificate for marine shipboard and offshore platform applications; U.S. Mine Safety and Health Administration (MSHA) approval for use in mines; and American Bureau of Shipping (ABS) type approved cables. Additionally, we offer our customers a variety of customized constructions to meet their specific communication needs.

Fiber Optic and Copper Connectivity Products

We design and manufacture quality innovative copper and fiber connectivity components for use in a broad range of commercial and residential applications. We are internationally recognized for our role in establishing copper connectivity data communication standards, through our innovative and patented technologies.

The following summarizes the major types of copper and fiber optic passive connectivity products and their attributes; however, we produce many other types of connectivity products as well:

Copper Closet and Workstation Products. Our Copper Closet and Workstation connectivity solutions offer customers a complete line of copper connectivity components necessary for the equipment room, the telecommunications closet, the datacenter and the workstation. Our products include: category compliant plugs and jacks (including products with patented circuit board technology and products in a standard Keystone or proprietary Bezel configuration), patch cords, faceplates, surface mounted boxes, distribution and multimedia boxes, patch panels, cable assemblies, cable organizers, and other wiring products. Our product offering includes: products compliant with Category 6a, 6 and 5e standards, shielded and unshielded products, and products suitable for certain telco applications. Our product offering also includes patented technologies with unique features, such as our keyed Limited Axcess™ connectors.

Residential Systems. Our offering includes the Home Axcess™ product line, a comprehensive line of high-quality wiring products comprised of various enclosures, modules and modular outlets designed for single dwelling and multiple dwelling residential use. By utilizing our products, customers obtain a convenient method for networking, customizing and distributing all of the electronic services in the home including voice, data, video, audio and security, all managed from one central location.

Fiber Optic Connectivity Products. Our FiberOpticx™ product line provides a wide range of fiber distribution solutions for equipment room, the telecommunication closet, the datacenter and the workstation. Our product offering includes wall mount enclosures, rack mount enclosures, pre-terminated enclosures, patch panels, connectors, splice trays, fiber optic jumpers, plug and play cassette modules, adapters, and accessories.

Rack Solutions. We offer a complete array of high-performance network, data storage and telecommunications management systems for commercial and residential use. Our rack solutions product line includes data cabinets, wall-mount enclosures, horizontal and vertical cable management systems and open frame relay racks. These products meet the demands of all network segments including LAN, WAN, Metro Co-location, POPs and Gateways. They serve the equipment, cross-connect and termination needs for copper, fiber optic and coaxial multi-media applications.

Distribution Methods of Products and Services

Our products are sold to major distributors, regional distributors, various smaller distributors, original equipment manufacturers, value-added resellers, and, in certain cases, end-users. Generally, our products are purchased from our customers by contractors, system integrators and end-users.

Competitive Business Conditions, Positions in the Industry and Methods of Competition

The market for fiber optic cables and data communication connectivity products for the enterprise market and other short- to moderate-distance markets are highly competitive. Our fiber optic cable product lines compete with products of large, integrated fiber optic cable manufacturers such as Corning Cabling Systems, OFS, and Draka Comteq, as well as with other large fiber optic cable manufacturers such as General Cable, Belden, Nexans (doing business as Berk-Tek), CommScope and others. Our fiber optic and copper connectivity product lines compete with products of large fiber optic and copper connectivity manufacturers such as CommScope, Corning Cabling Systems, OFS, Ortronics/Legrand, Panduit, Belden and others. Some of our competitors are more established, benefit from greater market recognition and have much greater financial, research and development, production and marketing resources than we do. Competition could increase if new companies enter the market or if existing competitors expand their product lines.

Compliance with Environmental Laws

We are not aware of any material violations at our facilities of any local, state or federal environmental laws. We have not incurred any material expenditures related to environmental compliance during our 2008 fiscal year. We believe that we have materially complied with all applicable environmental regulations.

Research and Development Activities

Research and development costs totaled $528,000 for the fiscal year ended October 31, 2008. There were no significant research and development costs for the fiscal years ended October 31, 2007 and 2006.

Customers

We have a global customer base, selling in over 50 countries in fiscal year 2008. The following is a partial list of representative types of end-users of our fiber optic cables and copper and fiber optic connectivity products:

•

Commercial Institutions. Businesses located in offices, retail space, and medical facilities, to name a few, are installing or improving networks to distribute increasing volumes of data. These businesses often use high performance local area networks (“LANs”) or datacenters.

•

Government Agencies. Government agencies tend to have large buildings or complexes, many people, and the need to access and process large quantities of data. Like commercial institutions, these routinely include high performance LANs or datacenters. Security also may be desired, making our cabling and connectivity solutions a logical choice.

•

Industrial and Manufacturing Facilities. Industrial and manufacturing facilities typically have a more severe environment (often with heavy electrical equipment) than other types of businesses. Fiber optic cable and connectivity in these environments offers immunity to electrical noise, ruggedness, high information carrying capacity and greater distance capability. Such facilities also have need for our copper connectivity products. Our products are installed in automotive assembly plants, steel plants, chemical and drug facilities, petrochemical facilities and petroleum refineries, mines and other similar environments.

•

Cable Assembly Houses. Cable assembly houses typically manufacture cable assemblies, which are short lengths of cable pre-terminated with connectors. Supporting virtually all segments of the market, these manufacturers consume large quantities of cables and connectivity products. Products sold to customers in this market sometimes may be privately labeled.

•

Military. Our core fiber optic cable technologies enable us to develop and efficiently produce fiber optic cables for military tactical applications that survive extreme mechanical and environmental conditions. We are certified by both the United States Department of Defense (“U.S. DoD”) and the United Kingdom Ministry of Defence as a qualified supplier of ground tactical fiber optic cable. Our manufacturing facility has also been certified by the U.S. DoD as a MIL-STD-790F facility, one of the most respected certifications in the defense industry. We also hold contracts with the U.S. DoD to supply tactical fiber optic cable assemblies, which we sell as fiber optic cables connectorized with qualified military connectors on military reels ready for deployment.

•

Educational Institutions. Colleges, universities, high schools and grade schools are installing and improving their networks for higher data transmission speeds, as well as using datacommunications solutions to support interactive learning systems.

•

Original Equipment Manufacturers. We private label a number of our copper connectivity products for other major manufacturers of copper connectivity, including major competitors. Additionally, we license and cross-license a number of our patents with other major manufacturers of copper connectivity.

Our extensive technology base and versatile manufacturing processes enable us to respond to diverse customer needs.

Employees

As of October 31, 2008, we employed a total of 324 persons. None of our employees is represented by a labor union. We have experienced no work stoppages and we continue to take steps we believe appropriate to ensure our employee relations are good.

Item 1A.	RISK FACTORS

Not required for a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We own our facility located in Roanoke County, Virginia, and the land on which our Roanoke facility is located. Our Roanoke facility houses our corporate headquarters, our fiber optic cable manufacturing, our fiber optic cable product development function and our fiber optic cable warehouse. Our Roanoke facility is situated on approximately 23 acres of land near the Roanoke, Virginia airport and major trucking company facilities. Our Roanoke facility building is approximately 146,000 square feet.

We own our facility near Asheville, North Carolina (in Swannanoa, North Carolina) and the land on which our Asheville facility is located. Our Asheville facility houses administrative offices, our connectivity manufacturing, our connectivity product development function and our connectivity warehouse. Our Asheville facility is situated on approximately 13 acres of land located east of Asheville, North Carolina. The Asheville facility includes two buildings totaling approximately 64,000 square feet.

We believe that we are currently operating at approximately 50% of our production equipment capacity at our manufacturing facilities.

Additional personnel would need to be hired and trained, and additional warehousing space may be needed to utilize our excess production equipment capacity at both the Roanoke and Asheville facilities. We can provide no assurance as to the time required to complete the process of hiring and training personnel or our ability to secure additional warehousing space, necessary to utilize our excess capacity.

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

No matters were submitted to a vote of security holders during the fourth quarter of the year ended October 31, 2008.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information pertaining to shareholders beneficially owning more than five percent of the Company’s common stock and the security ownership of management, which is set forth under the caption “Beneficial Ownership of Common Stock” in the Proxy Statement for the 2009 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock for the three months ended October 31, 2008:

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plan or programs (1)
August 1, 2008 - August 31, 2008	—	—	—	158,827
September 1, 2008 - September 30, 2008	—	—	—	158,827
October 1, 2008 - October 31, 2008	9,100	$4.01	9,100	149,727

(1)	On March 26, 2007, the Company’s Board of Directors approved a plan to purchase and retire up to 300,100 shares of the Company’s common stock, or approximately 5% of the shares then outstanding. The Company anticipated that the purchases would be made over a 12-month period, but there is no definite time period for repurchase. For the three month period ended October 31, 2008, the Company repurchased and retired 9,100 shares of its outstanding common stock. The repurchase, including brokerage and legal fees, totaled approximately $37,000. As of October 31, 2008, 6,208,861 shares of the Company’s common stock were outstanding.

(2)	The average price paid per share set forth above includes the purchase price paid for the shares, and brokerage and legal fees paid by the Company. The average purchase price per share (excluding brokerage and legal fees) paid by the Company for the three months ended October 31, 2008 was $3.98.

The information contained under the caption “Corporate Information” of our Annual Report for the fiscal year ended October 31, 2008, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 6.	SELECTED FINANCIAL DATA

Not required for a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for the fiscal year ended October 31, 2008, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of October 31, 2008, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information contained under the captions “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” and “Report of Independent Registered Public Accounting Firm” of our Annual Report for the fiscal year ended October 31, 2008, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A (T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to be effective in providing reasonable assurance that information required to be disclosed in reports under the Exchange Act are recorded, processed and summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to management to allow for timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of October 31, 2008, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer (principal accounting officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2008.

Management’s Annual Report on Internal Control Over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and include those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline.

Management conducted an evaluation of the design and effectiveness of the Company’s system of internal control over financial reporting as of October 31, 2008, based on the framework set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of October 31, 2008, the Company’s internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal controls over financial reporting during the fourth fiscal quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information with respect to the Directors of the registrant, see “Election of Directors,” “Directors,” and “Executive Officers” in the Proxy Statement for the 2009 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

For information with respect to the executive officers of the registrant, see “Executive Officers” in the Proxy Statement for the 2009 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

The information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, which is set forth under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement for the 2009 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning the Company’s code of ethics that applies to the Company’s principal executive officer and the Company’s senior financial officers required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Code of Ethics.”

Item 11.	EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation,” “Compensation Committee Report on Executive Compensation,” and “Director Compensation” in the Proxy Statement for the 2009 Annual Meeting of Shareholders of the Company is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
1996 Stock Incentive Plan
Stock Option Grants	175,082 shares	$7.60	— shares
Restricted Share Grants	44,790 shares	—	— shares

Total 1996 Stock Incentive Plan	219,872 shares	$6.05	— shares
2005 Stock Incentive Plan	382,638 shares	—	479,941 shares
2004 Non-employee Directors Plan	— shares	—	198,964 shares

Total for approved plans	602,510 shares	$2.21	678,905 shares
Equity compensation not pursuant to plan approved by security holders	3,123 shares	$7.12	— shares

Total for all plans	605,633 shares	$2.23	678,905 shares

(1)	Includes restricted shares that are issued and outstanding, but have not yet vested and are subject to forfeiture.

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

The information concerning stock ownership by directors, executive officers and shareholders beneficially owning more than five percent of the Company’s common stock, which is set forth under the caption “Beneficial Ownership of Common Stock” in the Proxy Statement for the 2009 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning securities authorized for issuance under equity compensation plans required by this Item, pursuant to Item 201(d) of Regulation S-K, is incorporated by reference to the Company’s Proxy Statement under the heading “Equity Compensation Plans Information.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information with respect to certain transactions with management of the Company, which is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement for the 2009 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to certain principal accountant fees and services, which is set forth under the caption “Independent Registered Public Accounting Firm” in the Proxy Statement for the 2009 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning pre-approval policies for audit and non-audit services required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) List of documents filed as part of this report:

1.	Financial statements: The Company’s consolidated financial statements and related information are hereby incorporated by reference to pages 24 to 47 of the Company’s Annual Report filed as Exhibit 13.1 to this Form 10-K.

2.	Financial statement schedules: All schedules are omitted, as the required information is inapplicable or the information is presented in consolidated financial statements or related notes thereto.

3.	Exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K are as follows:

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated May 30, 2008, by and among Optical Cable Corporation, Aurora Merger Corporation, Preformed Line Products Company and Superior Modular Products Incorporated (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 2, 2008).

3.1	Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated herein by reference to Exhibit 1 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

3.2	Bylaws of Optical Cable Corporation, as amended (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.1	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.2	Rights Agreement dated as of November 2, 2001 (incorporated herein by reference to Exhibit 4 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.3	Form of certificate representing preferred share purchase right (incorporated herein by reference to Exhibit 5 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.6	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $6,500,000 (Loan No. 156779) (incorporated herein by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.7	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $2,000,000 (Loan No. 156833) (incorporated herein by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.8	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $5,000,000 (Loan No. 156809) (incorporated herein by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.9	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $2,000,000 (Loan No. 156833) (incorporated herein by reference to Exhibit 4.9 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.10	Credit Line Deed of Trust dated September 22, 2006 between Optical Cable Corporation as Grantor, John T. McCaleb and Catherine J. Hartman as Trustees, and Valley Bank as Lender (incorporated herein by reference to Exhibit 4.10 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.11	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $6,500,000 (Loan No. 156779) (incorporated herein by reference to Exhibit 4.11 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.12	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $5,000,000 (Loan No. 156809) (incorporated herein by reference to Exhibit 4.12 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.13	Amendment to Commercial Loan Agreement dated October 26, 2007 by and between Optical Cable Corporation and Valley Bank (Loan No. 156779) (incorporated herein by reference to Exhibit 4.13 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2007).

4.14	Amendment No. 1 dated February 29, 2008 to the Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $5,000,000 (Loan No. 156809) (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed February 29, 2008).

4.15	Amendment No. 1 dated February 29, 2008 to the Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $2,000,000 (Loan No. 156833) (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed February 29, 2008).

4.16	Credit Agreement dated May 30, 2008 by and between Optical Cable Corporation and Superior Modular Products Incorporated as borrowers and Valley Bank as lender in the amount of $17,000,000 consisting of a Revolver in the amount of $6,000,000; Term Loan A in the amount of $2,240,000; Term Loan B in the amount of $6,500,000; and a Capital Acquisitions Term Loan in the amount of $2,260,000. FILED HEREWITH.

4.17	Credit Line Deed of Trust dated May 30, 2008 between Optical Cable Corporation as Grantor, LeClairRyan as Trustee and Valley Bank as Beneficiary. FILED HEREWITH.

4.18	Deed of Trust, Security Agreement and Fixtures Filing dated May 30, 2008 by and between Superior Modular Products Incorporated as Grantor, LeClairRyan as Trustee and Valley Bank as Beneficiary. FILED HEREWITH.

4.19	Security Agreement dated May 30, 2008 between Optical Cable Corporation and Superior Modular Products Incorporated and Valley Bank. FILED HEREWITH.

4.20	Revolving Loan Note in the amount of $6,000,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008. FILED HEREWITH.

4.21	Term Loan A Note in the amount of $2,240,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008. FILED HEREWITH.

4.22	Term Loan B Note in the amount of $6,500,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008. FILED HEREWITH.

4.23	Capital Acquisitions Term Note in the amount of $2,260,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008. FILED HEREWITH.

10.1*	Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated by reference to Exhibit 10.1 to our Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.2*	Employment Agreement dated December 10, 2004 by and between Optical Cable Corporation and Tracy G. Smith (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2005 (file number 0-27022)).

10.3*	Employment Agreement by and between Optical Cable Corporation and Luke J. Huybrechts, effective November 1, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.4*	Employment Agreement by and between Superior Modular Products Incorporated and William R. Reynolds effective May 30, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2008 (file number 0-27022)).

10.5*	Optical Cable Corporation Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 1998 (file number 0-27022)).

10.6*	Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-8 No. 333-09733).

10.7*	Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.8*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.9*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.10*	Form of award agreement under the Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2004).

10.11*	Optical Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.12*	Form of time vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.13*	Form of stock performance (Company stock performance measure) vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.14*	Form of operational performance (individual participant performance measure) vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.15*	Form of operational performance (Company financial performance measure) vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2007).

10.16	Redemption Agreement by and between Optical Cable Corporation and BB&T Investment Services, Inc. dated March 27, 2007 (incorporated herein by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2007).

10.17*	Amendment No. 1 dated December 31, 2008 to Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 6, 2009).

10.18*	Amendment No. 1 dated December 31, 2008 to Employment Agreement by and between Optical Cable Corporation and Tracy G. Smith effective December 10, 2004 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 6, 2009).

10.19*	Amendment No. 1 dated December 31, 2008 to Employment Agreement by and between Superior Module Products Incorporated and William R. Reynolds effective May 30, 2008 (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 6, 2009).

11.1	Statement regarding computation of per share earnings (incorporated by reference to note 13 of the Notes to Financial Statements contained herein).

13.1	Annual Report. FILED HEREWITH.

23.1	Consent of Independent Registered Public Accounting Firm. FILED HEREWITH.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTICAL CABLE CORPORATION

Date: January 29, 2009	By:	/S/ NEIL D. WILKIN, JR.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: January 29, 2009	By:	/S/ TRACY G. SMITH
Tracy G. Smith
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of January 29, 2009.

Date: January 29, 2009	/S/ NEIL D. WILKIN, JR.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: January 29, 2009	/S/ RANDALL H. FRAZIER
Randall H. Frazier
Director

Date: January 29, 2009	/S/ JOHN M. HOLLAND
John M. Holland
Director

Date: January 29, 2009	/S/ CRAIG H. WEBER
Craig H. Weber
Director

Date: January 29, 2009	/S/ JOHN B. WILLIAMSON, III
John B. Williamson, III
Director

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated May 30, 2008 by and among Optical Cable Corporation, Aurora Merger Corporation, Preformed Line Products Company and Superior Modular Products Incorporated (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 2, 2008).

3.1	Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated herein by reference to Exhibit 1 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

3.2	Bylaws of Optical Cable Corporation, as amended (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.1	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.2	Rights Agreement dated as of November 2, 2001 (incorporated herein by reference to Exhibit 4 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.3	Form of certificate representing preferred share purchase right (incorporated herein by reference to Exhibit 5 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.6	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $6,500,000 (Loan No. 156779) (incorporated herein by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.7	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $2,000,000 (Loan No. 156833) (incorporated herein by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.8	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $5,000,000 (Loan No. 156809) (incorporated herein by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.9	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $2,000,000 (Loan No. 156833) (incorporated herein by reference to Exhibit 4.9 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.10	Credit Line Deed of Trust dated September 22, 2006 between Optical Cable Corporation as Grantor, John T. McCaleb and Catherine J. Hartman as Trustees, and Valley Bank as Lender (incorporated herein by reference to Exhibit 4.10 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.11	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $6,500,000 (Loan No. 156779) (incorporated herein by reference to Exhibit 4.11 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.12	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $5,000,000 (Loan No. 156809) (incorporated herein by reference to Exhibit 4.12 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.13	Amendment to Commercial Loan Agreement dated October 26, 2007 by and between Optical Cable Corporation and Valley Bank (Loan No. 156779) (incorporated herein by reference to Exhibit 4.13 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2007).

4.14	Amendment No. 1 dated February 29, 2008 to the Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $5,000,000 (Loan No. 156809) (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed February 29, 2008).

4.15	Amendment No. 1 dated February 29, 2008 to the Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $2,000,000 (Loan No. 156833) (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed February 29, 2008).

4.16	Credit Agreement dated May 30, 2008 by and between Optical Cable Corporation and Superior Modular Products Incorporated as borrowers and Valley Bank as lender in the amount of $17,000,000 consisting of a Revolver in the amount of $6,000,000; Term Loan A in the amount of $2,240,000; Term Loan B in the amount of $6,500,000; and a Capital Acquisitions Term Loan in the amount of $2,260,000. FILED HEREWITH.

4.17	Credit Line Deed of Trust dated May 30, 2008 between Optical Cable Corporation as Grantor, LeClairRyan as Trustee and Valley Bank as Beneficiary. FILED HEREWITH.

4.18	Deed of Trust, Security Agreement and Fixtures Filing dated May 30, 2008 by and between Superior Modular Products Incorporated as Grantor, LeClairRyan as Trustee and Valley Bank as Beneficiary. FILED HEREWITH.

4.19	Security Agreement dated May 30, 2008 between Optical Cable Corporation and Superior Modular Products Incorporated and Valley Bank. FILED HEREWITH.

4.20	Revolving Loan Note in the amount of $6,000,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008. FILED HEREWITH.

4.21	Term Loan A Note in the amount of $2,240,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008. FILED HEREWITH.

4.22	Term Loan B Note in the amount of $6,500,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008. FILED HEREWITH.

4.23	Capital Acquisitions Term Note in the amount of $2,260,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008. FILED HEREWITH.

10.1*	Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated by reference to Exhibit 10.1 to our Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.2*	Employment Agreement dated December 10, 2004 by and between Optical Cable Corporation and Tracy G. Smith (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2005 (file number 0-27022)).

10.3*	Employment Agreement by and between Optical Cable Corporation and Luke J. Huybrechts, effective November 1, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.4*	Employment Agreement by and between Superior Modular Products Incorporated and William R. Reynolds effective May 30, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2008 (file number 0-27022)).

10.5*	Optical Cable Corporation Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 1998 (file number 0-27022)).

10.6*	Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-8 No. 333-09733).

10.7*	Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.8*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.9*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.10*	Form of award agreement under the Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2004).

10.11*	Optical Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.12*	Form of time vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.13*	Form of stock performance vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.14*	Form of operational performance vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.15*	Form of operational performance (Company financial performance measure) vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2007).

10.16	Redemption Agreement by and between Optical Cable Corporation and BB&T Investment Services, Inc. dated March 27, 2007 (incorporated herein by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2007).

10.17*	Amendment No. 1 dated December 31, 2008 to Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 6, 2009).

10.18*	Amendment No. 1 dated December 31, 2008 to Employment Agreement by and between Optical Cable Corporation and Tracy G. Smith effective December 10, 2004 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 6, 2009).

10.19*	Amendment No. 1 dated December 31, 2008 to Employment Agreement by and between Superior Module Products Incorporated and William R. Reynolds effective May 30, 2008 (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 6, 2009).

11.1	Statement regarding computation of per share earnings (incorporated by reference to note 13 of the Notes to Financial Statements contained herein).

13.1	Annual Report. FILED HEREWITH.

23.1	Consent of Independent Registered Public Accounting Firm. FILED HEREWITH.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.