Form 10-Q
period 2009-01-31
OPTICAL CABLE CORP
filed 2009-03-16
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

As of March 6, 2009, 6,083,530 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Three Months Ended January 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

OPTICAL CABLE CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	January 31, 2009	October 31, 2008
Assets
Current assets:
Cash and cash equivalents	$4,568,391	$3,910,120
Trade accounts receivable, net of allowance for doubtful accounts of $148,095 at January 31, 2009 and $150,941 at October 31, 2008	10,061,543	12,034,547
Other receivables	538,633	868,359
Income taxes refundable	609,018	63,102
Inventories	13,014,988	13,022,260
Prepaid expenses and other assets	602,604	539,448
Deferred income taxes—current	1,396,748	1,484,798

Total current assets	30,791,925	31,922,634

Property and equipment, net	15,826,300	16,128,657
Note receivable	4,336,280	4,336,280
Intangible assets, net	2,042,184	2,250,365
Other assets, net	179,362	199,049

Total assets	$53,176,051	$54,836,985

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$344,553	$262,122
Accounts payable and accrued expenses	5,019,718	5,218,702
Accrued compensation and payroll taxes	2,143,782	2,677,104

Total current liabilities	7,508,053	8,157,928

Long-term debt, excluding current installments	10,571,265	10,690,979
Deferred income taxes—noncurrent	932,610	946,752
Other non-current liabilities	220,443	209,122

Total liabilities	19,232,371	20,004,781

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 6,083,530 shares at January 31, 2009 and 6,208,861 at October 31, 2008	4,541,172	4,362,267
Retained earnings	29,402,508	30,469,937

Total shareholders’ equity	33,943,680	34,832,204

Commitments and contingencies
Total liabilities and shareholders’ equity	$53,176,051	$54,836,985

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended January 31,
	2009	2008
Net sales	$14,958,377	$12,661,543
Cost of goods sold	10,170,093	7,329,009

Gross profit	4,788,284	5,332,534

Selling, general and administrative expenses	5,810,557	3,989,228
Royalty income, net	(162,348)	—
Amortization of intangible assets	209,822	—

Income (loss) from operations	(1,069,747)	1,343,306

Other income (expense), net:
Interest income	7,954	40,207
Interest expense	(174,448)	—
Other, net	24,595	(14,860)

Other income (expense), net	(141,899)	25,347

Income (loss) before income taxes	(1,211,646)	1,368,653

Income tax expense (benefit)	(469,184)	506,704

Net income (loss)	$(742,462)	$861,949

Net income (loss) per share:
Basic and diluted	$(0.12)	$0.14

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Three Months Ended January 31, 2009
	Common Stock		Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balances at October 31, 2008	6,208,861	$4,362,267	$30,469,937	$34,832,204

Share-based compensation, net	(17,907)	178,905	—	178,905

Repurchase and retirement of common stock (at cost)	(107,424)	—	(324,967)	(324,967)

Net loss	—	—	(742,462)	(742,462)

Balances at January 31, 2009	6,083,530	$4,541,172	$29,402,508	$33,943,680

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended January 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(742,462)	$861,949
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	767,594	355,723
Bad debt expense (recovery)	8,260	(21,061)
Deferred income tax expense (benefit)	73,908	(41,305)
Share-based compensation expense	229,944	161,547
(Increase) decrease in:
Trade accounts receivable	1,964,744	486,874
Other receivables	329,726	29,103
Income taxes refundable	(545,916)	—
Inventories	7,272	(712,734)
Prepaid expenses and other assets	(65,731)	(131,862)
Other assets, net	2,938	1,663
Increase (decrease) in:
Accounts payable and accrued expenses	126,423	619,691
Accrued compensation and payroll taxes	(533,322)	(284,184)
Income taxes payable	—	79,404
Other non-current liabilities	11,321	76,403

Net cash provided by operating activities	1,634,699	1,481,211

Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(283,619)	(229,798)
Investment in other assets	—	(26,722)
Note receivable	—	(270,000)

Net cash used in investing activities	(283,619)	(526,520)

Cash flows from financing activities:
Reversal of outstanding checks in excess of funds on deposit	(279,520)	—
Payroll taxes withheld and remitted on share-based payments	(51,039)	(26,147)
Principal payments on long-term debt	(37,283)	—
Repurchase of common stock	(324,967)	—

Net cash used in financing activities	(692,809)	(26,147)

Net increase in cash and cash equivalents	658,271	928,544

Cash and cash equivalents at beginning of period	3,910,120	3,138,878

Cash and cash equivalents at end of period	$4,568,391	$4,067,422

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2009

(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2009 are not necessarily indicative of the results for the fiscal year ending October 31, 2009 because the following items, among other things, may impact those results: changes in market conditions, seasonality, changes in technology, competitive conditions, ability of management to execute its business plans, as well as other variables and contingencies set forth as risks in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008 or as otherwise identified in other filings by the Company as risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. For further information, refer to the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2008.

Certain reclassifications have been made to the prior periods’ condensed consolidated statements of cash flows to place them on a basis comparable with the current periods’ condensed consolidated statements of cash flows.

(2)	Stock Option Plan and Other Share-Based Compensation

As of January 31, 2009, there were approximately 497,000 remaining shares available for grant under the Optical Cable Corporation 2005 Stock Incentive Plan (the “2005 Plan”).

Share-based compensation expense for employees and non-employee Directors recognized in the condensed consolidated statements of operations for the three months ended January 31, 2009 and 2008 was $229,944 and $161,547, respectively, and was entirely related to expense recognized in connection with the vesting of restricted stock awards.

Stock Option Awards

Employees and outside contractors were issued options to purchase common stock, all of which were issued prior to July 2002. Additionally, during 2002, non-employee members of the Company’s Board of Directors were granted options to purchase shares of the Company’s common stock. The exercise price equaled the market price of the Company’s common stock on the date of grant.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2009

(Unaudited)

Stock option activity during the three months ended January 31, 2009 is as follows:

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term (in years)
Outstanding and exercisable at October 31, 2008	178,205	$7.59	3.27

Forfeited	(500)	7.20

Outstanding and exercisable at January 31, 2009	177,705	$7.60	3.02

Compensation cost related to stock options granted to employees and non-employees prior to July 2002 was fully recognized prior to the end of fiscal year 2007. Therefore, the Company did not record compensation expense related to its stock option awards during the three months ended January 31, 2009 and 2008.

Restricted Stock Awards

The Company has granted, and anticipates granting from time to time, restricted stock awards pursuant to approval by the Compensation Committee of the Board of Directors.

Restricted stock award activity during the three months ended January 31, 2009 consisted of 17,907 restricted shares withheld for taxes in connection with the vesting of restricted shares.

As of January 31, 2009, the maximum amount of compensation cost related to unvested equity-based compensation awards in the form of service-based, market condition-based, and operational performance-based shares that the Company will have to recognize over a 3.0 year weighted-average period is approximately $1.5 million.

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the three months ended January 31, 2009 and 2008 follows:

	Three Months Ended January 31,
	2009	2008
Balance at beginning of period	$150,941	$246,803
Bad debt expense (recovery)	8,260	(21,061)
Losses charged to allowance	(11,106)	(1,000)
Recoveries added to allowance	—	15,300

Balance at end of period	$148,095	$240,042

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2009

(Unaudited)

(4)	Inventories

Inventories as of January 31, 2009 and October 31, 2008 consist of the following:

	January 31, 2009	October 31, 2008
Finished goods	$4,361,372	$3,514,015
Work in process	2,182,553	3,044,385
Raw materials	6,132,218	6,146,556
Production supplies	338,845	317,304

Total	$13,014,988	$13,022,260

(5)	Note Receivable

On April 22, 2005, the Company agreed to extend a loan to a start-up connector company, Applied Optical Systems, Inc., (the “Borrower”), specializing in the design, manufacture and sale of connectors and cable assemblies for certain niche markets, including military and other harsh environment applications. The Borrower offers complementary products to the Company’s product offering and was incorporated in December 2003. The Borrower currently has limited revenues and assets and is incurring net losses. The Borrower is not yet generating positive operating cash flows on a consistent basis. As of January 31, 2009 and October 31, 2008, total assets of the Borrower, based on unaudited financial information, was equivalent to approximately 5.8% and 5.4%, respectively, of the Company’s consolidated total assets. Total revenue of the Borrower, based on unaudited financial information, was equivalent to approximately 11.1% and 7.9%, respectively, of the Company’s consolidated net sales for the three month periods ended January 31, 2009 and 2008.

The Company’s loan to, and related transactions with, the Borrower was and is part of a strategy to preserve future options for the Company with respect to (i) expansion of the Company’s product line offering for certain niche markets, (ii) additional channels to market for military and harsh environment fiber optic cable products, and (iii) responding to potential changes to existing strategic partnerships as deemed necessary or appropriate by management in reaction to changes in the competitive landscape (specifically with respect to fiber optic cable products for the military and harsh environment applications).

Through January 31, 2009 and October 31, 2008, the Company had advanced a total of $4,336,280, net (including accrued interest and accounts receivable from product sales through January 31, 2007, previously added to the principal balance of the note). The note receivable, which has an extended maturity date of May 1, 2009, is collateralized by all of the Borrower’s tangible and intangible property and bears interest at six percent (6%) per annum. Two of the founders of the Borrower have also personally guaranteed amounts up to two-thirds of the principal balance outstanding on the note receivable plus two-thirds of any accrued interest related to the note receivable. In connection with the loan, the Company was issued a warrant by the Borrower which, as amended, gives the Company the right to purchase a fifty-six percent (56%) equity interest in the Borrower on a fully diluted, as converted basis, for a purchase price of $1,500,000. In addition, the Company was granted the right to purchase all other outstanding equity of the Borrower at various times from 2009 through 2012, at a fixed multiple of trailing earnings before interest and taxes (EBIT), conditioned upon the Company’s exercise of the warrant or the Borrower’s failure to

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2009

(Unaudited)

repay the loan when due. The note receivable is callable by the Company at any time. The Company’s rights under the warrant terminate if the warrant is not exercised by May 1, 2009. The Company is currently in negotiations with the Borrower regarding the potential restructuring of the terms of the note receivable and warrant, including the possibility of exercising the warrant and proceeding more rapidly with the purchase of the remaining outstanding equity of the Borrower, and the terms of such exercise and purchase. These negotiations may or may not be successful and if they are not, other measures, including a further extension of the note and warrant may be considered. The Company has not made any additional advances to the Borrower subsequent to January 31, 2009.

The loan from the Borrower meets the definition of an impaired loan in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended due to the fact that the original maturity date has been extended and periodic interest payments have not been made according to the original terms of the agreement.

The Company obtained a valuation of the collateral and has determined that no recognition of an impairment charge is necessary based on the fair value of the collateral. Nonetheless, the Company discontinued recognizing interest income beginning in the third quarter of fiscal year 2006 related to the loan based on uncertainty as to when the interest would be collected, and the Company has provided an allowance for certain accrued interest income amounts that were recorded as advances on the loan previously.

The recorded investment in the impaired note receivable is $4,393,981 as of January 31, 2009 and October 31, 2008. The related allowance for doubtful accounts is $57,701 as of January 31, 2009 and October 31, 2008. There were no additions or write-downs charged to bad debt expense for the three months ended January 31, 2009.

The Company sold fiber optic cables to the Borrower totaling $233,550 and $98,046, respectively, during the three months ended January 31, 2009 and 2008. These amounts are included in trade accounts receivable, net to the extent they have not been settled as of January 31, 2009 and 2008.

As of January 31, 2009 and October 31, 2008, $453,734 and $324,740, respectively, is included in trade accounts receivable, net related to sales by the Company to the Borrower. There are no specifically identified amounts included in the allowance for doubtful accounts related to these trade accounts receivable from the Borrower.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2009

(Unaudited)

(6)	Product Warranties

As of January 31, 2009 and October 31, 2008, the Company’s accrual for estimated product warranty claims totaled $200,000 and $210,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense for the three months ended January 31, 2009 and 2008 totaled $76,107 and $119,057, respectively.

The following table summarizes the changes in the Company’s accrual for product warranties during the three months ended January 31, 2009 and 2008:

	Three Months Ended January 31,
	2009	2008
Balance at beginning of period	$210,000	$75,000
Liabilities accrued for warranties issued during the period	60,235	68,239
Warranty claims and costs paid during the period	(86,107)	(44,057)
Changes in liability for pre-existing warranties during the period	15,872	50,818

Balance at end of period	$200,000	$150,000

(7)	Long-term Debt and Notes Payable to Bank

On May 30, 2008, the Company established $17.0 million in credit facilities (collectively, the “Credit Facilities”) with Valley Bank to provide for the working capital needs of the Company and to finance the acquisition of Superior Modular Products Incorporated, doing business as SMP Data Communications (“SMP Data Communications”). The new Credit Facilities provide a working capital line of credit (the “Revolving Loan”), a real estate term loan (the “Virginia Real Estate Loan”), a supplemental real estate term loan (the “North Carolina Real Estate Loan”), and a capital acquisitions term loan (the “Capital Acquisitions Term Loan”).

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2009

(Unaudited)

Long-term debt at January 31, 2009 and October 31, 2008 consists of the following:

	January 31, 2009	October 31, 2008
Virginia Real Estate Loan ($6.5 million principal) payable in monthly installments of $42,241, including interest (at 6.0%), with final payment of $5,896,867 due June 1, 2013	$6,437,393	$6,465,121
North Carolina Real Estate Loan ($2.24 million principal) payable in monthly installments of $14,557, including interest (at 6.0%), with final payment of $2,032,150 due June 1, 2013	2,218,425	2,227,980
Capital Acquisitions Term Loan ($2.26 million principal) interest (at 6.0%) only payments until May 1, 2009, followed by monthly installments of $37,549 through June 1, 2015	2,260,000	2,260,000

Total long-term debt	10,915,818	10,953,101
Less current installments	344,553	262,122

Long-term debt, excluding current installments	$10,571,265	$10,690,979

The Revolving Loan provides up to $6.0 million for the Company’s working capital needs and bears interest at LIBOR plus 2.15%, but provides a lower rate option if the Company maintains specific depository amounts with Valley Bank. The Company may borrow up to 85% of the Company’s consolidated eligible accounts receivable, (excluding foreign accounts receivable), plus 35% of certain consolidated uninsured foreign receivables (or 100% of insured foreign receivables, without duplication) up to a maximum of $1,500,000 plus 25% of the Company’s consolidated eligible inventory. The Revolving Loan expires on February 28, 2010. As of January 31, 2009, the Company had no outstanding borrowings on its Revolving Loan and, as a result, $6.0 million in available credit.

The Credit Facilities are secured by a first priority lien on all of the Company’s personal property and assets as well as a first lien deed of trust on the Company’s real property, in both cases including the assets of SMP Data Communications.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2009

(Unaudited)

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

Three months ended January 31, 2009	Net loss (numerator)	Shares (denominator)	Per share amount
Basic net loss per share	$(742,462)	6,131,330	$(0.12)

Effect of dilutive stock options	—	—

Diluted net loss per share	$(742,462)	6,131,330	$(0.12)

Three months ended January 31, 2008	Net income (numerator)	Shares (denominator)	Per share amount
Basic net income per share	$861,949	6,090,331	$0.14

Effect of dilutive stock options	—	—

Diluted net income per share	$861,949	6,090,331	$0.14

Stock options that could potentially dilute net income (loss) per share in the future that were not included in the computation of diluted net income (loss) per share (because to do so would have been antidilutive for the periods presented) totaled 177,706 and 204,456 for the three months ended January 31, 2009 and 2008, respectively.

(9)	Shareholders’ Equity

On March 26, 2007, the Company’s Board of Directors approved a plan to purchase and retire up to 300,100 shares of the Company’s common stock, or approximately 5% of the shares then outstanding. The Company anticipated that the purchases would be made over a 12-month period, but there is no definite time period for repurchase. As of January 31, 2009, the Company had repurchased and retired 257,797 shares of its outstanding common stock. The repurchase of these shares and the costs associated with the repurchase, including brokerage and legal fees, totaled $1,084,017. As of January 31, 2009, 6,083,530 shares of the Company’s common stock were outstanding.

(10)	Segment Information and Business and Credit Concentrations

The Company has a single reportable segment for purposes of segment reporting, exclusive of Centric Solutions LLC (“Majority-owned Subsidiary”). For the three months ended January 31, 2009, the Majority-owned Subsidiary generated no revenues and incurred operating losses of $330,068 all of which were absorbed by the Company in consolidation as the owners of the minority interest do not currently have positive equity accounts required by the Operating Agreement to enable them to share in operating losses. Total assets of the Majority-owned Subsidiary of approximately $1.2 million are included in the total consolidated assets of the Company.

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of January 31, 2009 and October 31, 2008 have been adequately provided for in the condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2009

(Unaudited)

For the three months ended January 31, 2009, 11.6% of consolidated net sales were attributable to one major domestic distributor. No other single customer accounted for more than 10% of the Company’s consolidated net sales during the first quarter of fiscal year 2009. For the three months ended January 31, 2008, no single customer accounted for more than 10% of net sales. For the three months ended January 31, 2009 and 2008, approximately 73% and 61%, respectively, of net sales were from customers located in the United States, and approximately 27% and 39%, respectively, were from customers outside of the United States.

(11)	Contingencies

From time to time, the Company is involved in various claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

(12)	Business Combination

On May 30, 2008, the Company acquired all of the common stock of SMP Data Communications from Preformed Line Products Company (“PLP”).

Presented below is the pro forma impact on the unaudited results of operations for the three month period ended January 31, 2008 as though the transaction was completed as of November 1, 2007 as it relates to the unaudited interim results. The pro forma adjustments include the amortization of the fair market value adjustments to property and equipment and patents as well as the turn of inventory adjusted to fair value and estimated interest cost related to the transaction all reduced by the estimated income tax benefits. The following amounts are presented in thousands, except for net income per share.

Three months ended Janaury 31, 2008
(unaudited)
Net sales	$17,642
Net income	544
Net income per share (basic and diluted)	$0.09

(13)	New Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2009

(Unaudited)

157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, but has been delayed for treatment of non-financial assets and liabilities until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this Statement effective November 1, 2008 did not have any impact on the Company’s results of operations, financial position or liquidity.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The adoption of this Statement effective November 1, 2008 did not have any impact on the Company’s results of operations, financial position or liquidity.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition, this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 becomes effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 160.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2009

(Unaudited)

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

Forward-Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to risks and uncertainties that may cause actual events to differ materially from our expectations. Factors that could cause or contribute to such differences include, but are not limited to, the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate and/or government spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber, copper, gold and other precious metals, and plastics and other materials affected by petroleum product pricing); fluctuations in transportation costs; our dependence on customized equipment for the manufacture of our products and a limited number of production facilities; our ability to protect our proprietary manufacturing technology; our ability to replace royalty income as existing patented and licensed products expire by developing and licensing new products; market conditions influencing prices or pricing; our dependence on a limited number of suppliers; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in regulatory reviews and audits and potential regulatory reviews and audits; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences for competing technologies, relative to our product offering; economic conditions that affect the telecommunications sector, certain technology sectors or the economy as a whole; changes in demand of our products from certain competitors for which we provide private label connectivity products; terrorist attacks or acts of war, and any current or potential future military conflicts; changes in the level of military spending by the United States government; ability to retain key personnel; inability to recruit needed personnel; poor labor relations; the inability to successfully integrate the operations of our new subsidiaries; the impact of changes in accounting policies, including those by the Securities and Exchange Commission and the Public Company Accounting Oversight Board; our ability to continue to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, making investments in or with, and/or acquiring parties that compete with and/or have conflicts with customers of ours; impact of weather or natural disasters in the areas of the world in which we operate and market our products; economic downturns and/or changes in market demand, exchange rates, productivity, or market and economic conditions in the areas of the world in which we operate and market our products, and our success in managing the risks involved in the foregoing.

We caution readers that the foregoing list of important factors is not exclusive and we incorporate by reference those factors included in current reports on Form 8-K.

Dollar amounts presented in the following discussion have been rounded to the nearest hundred thousand, unless the amounts are less than one million, in which case the amounts have been rounded to the nearest thousand.

Overview of Optical Cable Corporation

We are a leading manufacturer of a broad range of fiber optic and copper data communication cabling and connectivity solutions primarily for the enterprise market, offering an integrated suite of high quality, warranted products which operate as a system solution or seamlessly integrate with other providers’ offerings. Our product offerings include designs for uses ranging from commercial, enterprise network, datacenter, residential and campus installations to customized products for specialty applications and harsh environments, including military, industrial, mining and broadcast applications. Optical Cable Corporation products are designed to meet the most demanding needs of end-users, delivering a high degree of reliability and outstanding performance characteristics.

Optical Cable Corporation, founded in 1983, is internationally recognized for pioneering the design and production of fiber optic cables for the most demanding military field applications, as well as of fiber optic cables suitable for both indoor and outdoor use, and creating a broad product offering built on the evolution of these fundamental technologies.

On May 30, 2008, Optical Cable Corporation acquired Superior Modular Products Incorporated, doing business as SMP Data Communications (“SMP Data Communications”). Founded in 1990, SMP Data Communications is a wholly owned subsidiary of Optical Cable Corporation that develops copper and fiber passive connectivity hardware components for use in the enterprise market, including a broad range of commercial and residential applications. SMP Data Communications is internationally recognized for its role in establishing copper connectivity data communications standards, through its innovative and patented technologies.

Our combined product offerings are exceptionally complementary. While Optical Cable Corporation and SMP Data Communications are separate legal entities, we go to market as one company, offering a comprehensive and integrated suite of high quality, warranted cabling and connectivity products, primarily for the enterprise market. Our fiber optic product lines are branded Optical Cable Corporation and copper product lines are branded SMP Data Communications. In addition to the integrated management of sales and marketing functions, a number of other functions are integrated under a single management structure, including accounting, finance, information technology and human resources. At the current time, manufacturing, engineering and quality are managed separately at our Roanoke, Virginia and Asheville, North Carolina facilities.

We are headquartered in Roanoke, Virginia with offices and manufacturing and warehouse facilities located both in Roanoke, Virginia and near Asheville, North Carolina. We primarily manufacture our high quality fiber optic cables at our ISO 9001:2008 registered and MIL-STD-790F certified facility located in Roanoke, Virginia and we primarily manufacture our high quality fiber optic and copper connectivity products at our ISO 9001:2000 registered facility located near Asheville, North Carolina.

Summary of Company Performance for First Quarter 2009

During the first quarter of our 2009 fiscal year, consolidated net sales increased 18.1% to $15.0 million compared to $12.7 million for the same period last year. Gross profit decreased 10.2% to $4.8 million for the first quarter of fiscal year 2009 compared to $5.3 million for the same period last year. We reported a net loss of $742,000, or $0.12 per share, during the first quarter of fiscal year 2009, compared to net income of $862,000, or $0.14 per share, for the comparable period last year.

We experienced an increase in net sales during the first quarter of fiscal year 2009 in our commercial markets compared to the same period last year. The increase in net sales in our commercial markets was partially offset by a decrease in net sales in our specialty markets. The addition of the net sales of SMP Data Communications contributed to the increases in net sales in our commercial markets and the increase in net sales overall. However, the gross profit margin associated with those additional net sales of SMP Data Communications diluted our consolidated gross profit margin in the first quarter of fiscal year 2009 from an estimated 36.2% related to the sale of our fiber optic cable products pre-consolidation.

Results of Operations

We sell our products internationally and domestically through our sales force to our customers, which include major distributors, regional distributors, various smaller distributors, original equipment manufacturers and value-added resellers. All of our sales to customers located outside of the United States are denominated in U.S. dollars. We can experience fluctuations in the percentage of net sales to customers located outside of the United States from period to period based on the timing of large orders, coupled with the impact of increases and decreases in sales to customers located in the United States.

Net sales consist of gross sales of products less discounts, refunds and returns. Revenue is recognized at the time of product shipment or delivery to the customer (including distributors) provided that the customer takes ownership and assumes risk of loss (based on shipping terms), collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and sale price is fixed or determinable. Our customers generally do not have the right of return unless a product is defective or damaged and is within the parameters of the product warranty in effect for the sale.

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

Other income, net consists of interest income, interest expense, and other miscellaneous income and expense items not directly attributable to our operations.

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended January 31
	2009	2008	Percent Change
Net sales	$15,000,000	$12,700,000	18.1%
Gross profit	4,800,000	5,300,000	(10.2)
SG&A expenses	5,800,000	4,000,000	45.7
Net income (loss)	(742,000)	862,000	(186.1)

Net Sales

Net sales for the first quarter of fiscal year 2009 increased 18.1% to $15.0 million compared to net sales of $12.7 million for the same period in fiscal 2008. The sale of products historically sold by SMP Data Communications accounted for $3.8 million of our consolidated net sales during the first quarter of fiscal year 2009.

Net sales to customers located outside of the United States decreased 39.7% in the first quarter of fiscal year 2009 compared to the same period last year, while net sales to customers located in the United States increased 5.2%, in each case exclusive of the net sales generated by the products historically associated with SMP Data Communications. The decrease in net sales to customers located outside of the United States is primarily due to the fact that we recognized net sales totaling in the aggregate, approximately $1.8 million as the result of two large international orders in the first quarter of fiscal year 2008 that did not recur in the first quarter of fiscal year 2009.

We typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year. We believe this historical seasonality pattern is generally indicative of an overall trend. This pattern may be substantially altered by the timing of larger projects or other economic factors impacting our industry or impacting the industries of our customers and end-users. While we believe seasonality may be a factor that impacts our quarterly net sales results, we are not able to reliably predict net sales based on seasonality because these other factors can also substantially impact our net sales patterns during the year.

Gross Profit

Our gross profit decreased 10.2% to $4.8 million in the first quarter of fiscal year 2009, compared to $5.3 million in the first quarter of fiscal year 2008. Gross profit margin, or gross profit as a percentage of net sales, decreased to 32.0% in the first quarter of fiscal year 2009 from 42.1% in the first quarter of fiscal year 2008.

The primary reason for the decrease is that historically, SMP Data Communications has had gross profit margin percentages lower than the historical gross profit margins of Optical Cable Corporation. The gross profit margin associated with the sale of connectivity products was 19.8% for the first quarter of fiscal year 2009, while the gross profit margin associated with fiber optic cable sales was 36.2% during the first quarter of fiscal year 2009.

We believe SMP Data Communications will continue to place downward pressure on our historical gross profit margins in future periods. However, at this time, we are unable to determine if this is a trend or predict the amount by which our future gross profit margins will be impacted.

Exclusive of the impact of SMP Data Communications, gross profit decreased 24.4% to $4.0 million for the first quarter of fiscal year 2009, compared to $5.3 million for the same period in fiscal year 2008. Our gross profit margin decreased to 36.2% for the first quarter of fiscal year 2009, compared to 42.1% for the same period last year. We believe the decrease in our gross profit margin, exclusive of the impact of SMP Data Communications, for the first quarter of 2009 related primarily to the fact that certain fixed manufacturing costs were spread over lower sales volumes. By comparison, our gross profit margin for the second quarter of fiscal year 2007 was 36.5%—a quarter with similar net sales volumes.

Selling, General, and Administrative Expenses

SG&A expenses increased 45.7% to $5.8 million in the first quarter of fiscal year 2009 from $4.0 million for the same period last year. SG&A expenses as a percentage of net sales were 38.8% in the first quarter of fiscal year 2009 compared to 31.5% in the first quarter of fiscal year 2008.

The increase in SG&A expenses was primarily due the acquisition of SMP Data Communications. Excluding the impact of the acquisition of SMP Data Communications, SG&A expenses were $4.0 million for the first quarters of fiscal years 2009 and 2008. SG&A expenses as a percentage of net sales were 35.8% in the first quarter of fiscal year 2009 compared to 31.5% in the first quarter of fiscal year 2008, exclusive of the impact of the acquisition of SMP Data Communications.

Excluding the impact of the acquisition of SMP Data Communications, certain employee related costs have decreased when comparing the first quarter of fiscal year 2009 to the comparable period in fiscal year 2008 due to the financial results during the first quarter of fiscal year 2009. Employee incentives and related payroll taxes decreased $318,000 during the first quarter of fiscal year 2009 compared to the same period last year due to the financial results during the first quarter of fiscal year 2009. This decrease was partially offset by increases in various post-acquisition professional fees totaling $161,000 and other costs associated with the continued integration of SMP Data Communications, including audit fees for fiscal year 2008.

Royalty Income, Net

We recognized royalty income, net of related expenses, totaling $162,000 during the three months ended January 31, 2009. We earn royalty income on licenses associated with patents acquired in the acquisition of SMP Data Communications; therefore, there was no royalty income recognized during the first quarter of fiscal year 2008.

Amortization of Intangible Assets

We recognized $210,000 of amortization expense, associated with intangible assets, for the first quarter of fiscal year 2009. The intangible assets were purchased in the acquisition of SMP Data Communications on May 30, 2008 and, therefore, there was no similar amortization recognized in the first quarter of fiscal year 2008.

Other Income (Expense), Net

We recognized other expense, net in the first quarter of fiscal year 2009 of $142,000 compared to other income, net of $25,000 in the first quarter of fiscal year 2008. Other income (expense), net is comprised of interest income of $8,000, interest expense totaling $174,000 related to monies borrowed in connection with the acquisition of SMP Data Communications, and other miscellaneous items which may fluctuate from period to period.

Income (Loss) Before Income Taxes

We reported a loss before income taxes of $1.2 million for the first quarter of fiscal year 2009 compared to income before income tax expense of $1.4 million for the first quarter of fiscal year 2008. This change was primarily due to the decrease in gross profit of $544,000 in the first quarter of fiscal year 2009 compared to the same period in 2008, and the $1.8 million increase in SG&A expenses.

Income Tax Expense (Benefit)

Income tax benefit totaled $469,000 in the first quarter of fiscal year 2009 compared to income tax expense of $507,000 for the same period in fiscal year 2008. Our effective tax rate for the first quarter of fiscal year 2009 was 38.7% compared to 37.0% for the first quarter of fiscal year 2008. Generally, fluctuations in our effective tax rates are primarily due to the amount and timing of various tax deductions and benefits.

Net Income (Loss)

Net loss for the first quarter of fiscal year 2009 was $742,000 compared to net income of $862,000 for the first quarter of fiscal year 2008. This change was due primarily to the loss before taxes experienced in the first quarter of fiscal year 2009 compared to income before taxes for the comparable period last year, partially offset by the recognition of a tax benefit in the first quarter of fiscal year 2009 compared to tax expense in the first quarter of fiscal year 2008.

Financial Condition

Total assets decreased $1.7 million, or 3.0%, to $53.2 million at January 31, 2009, from $54.8 million at October 31, 2008. This decrease was primarily due to a $2.0 million decrease in accounts receivable, net partially offset by a $658,000 increase in cash and cash equivalents. Further detail regarding the increase in cash is provided in our discussion of “Liquidity and Capital Resources.” The decrease in accounts receivable, net largely resulted from the decrease in net sales in the first quarter of fiscal year 2009 when compared to the fourth quarter of fiscal year 2008, coupled with the timing of receipt of payments during the quarter and continued efforts to improve collections.

Total liabilities decreased $772,000, or 3.9%, to $19.2 million at January 31, 2009, from $20.0 million at October 31, 2008. This decrease was primarily due to a $732,000 decrease in accounts payable and accrued expenses (including accrued compensation and payroll taxes), largely due to the timing of related payments when comparing the two periods.

Total shareholders’ equity at January 31, 2009 decreased $889,000 in the first quarter of fiscal year 2009. The decrease resulted from the net loss of $742,000 and the repurchase and retirement of 107,424 shares of our common stock for $325,000.

Liquidity and Capital Resources

Our primary capital needs during the first quarter of fiscal year 2009 have been to fund working capital requirements and capital expenditures as well as the repurchase and retirement of our common stock. Our primary source of capital for these purposes has been existing cash and cash equivalents, cash provided by operations and our bank credit facilities. As of January 31, 2009 and October 31, 2008, we had outstanding loan balances under three of our credit facilities totaling $10.9 million and $11.0 million, respectively.

Our cash totaled $4.6 million as of January 31, 2009, an increase of $658,000, compared to $3.9 million as of October 31, 2008. The increase in cash for the quarter ended January 31, 2009 primarily resulted from net cash provided by operating activities of $1.6 million, partially offset by capital expenditures totaling $284,000 and the repurchase and retirement of 107,424 shares of our common stock for $325,000.

On January 31, 2009, we had working capital of $23.3 million compared to $23.8 million on October 31, 2008. The ratio of current assets to current liabilities as of January 31, 2009, was 4.1 to 1, compared to 3.9 to 1 as of October 31, 2008. The decrease in working capital when comparing the periods was primarily caused by the $2.0 million decrease in accounts receivable, net, partially offset by the $732,000 decrease in accounts payable and accrued expenses (including accrued compensation and payroll taxes) and the $658,000 increase in cash and cash equivalents.

Net Cash

Net cash provided by operating activities was $1.6 million in the first quarter of fiscal year 2009, compared to net cash provided by operating activities of $1.5 million in the first quarter of fiscal year 2008. Net cash provided by operating activities during the first quarter of fiscal year 2009 primarily resulted from certain adjustments to reconcile net loss to net cash provided by operating activities, including depreciation and amortization of $768,000 and share-based compensation expense of $230,000. Additionally, the decrease in accounts receivable in the amount of $2.0 million further contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by a net loss totaling $742,000 and a decrease in accounts payable and accrued expenses (including accrued compensation and payroll taxes) totaling $407,000. Net cash provided by operating activities during the first quarter of fiscal year 2008 primarily resulted from net income of $862,000, plus net adjustments to reconcile net income to net cash provided by operating activities, including depreciation and amortization of $356,000 and share-based compensation expense of $135,000. Additionally, a decrease in accounts receivable in the amount of $487,000 and an increase in accounts payable and accrued expenses of $620,000, further contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by the increase in inventories of $713,000.

Net cash used in investing activities totaled $284,000 and $527,000 in the first quarters of fiscal years 2009 and 2008, respectively. Net cash used in investing activities during the first quarter of fiscal year 2009 resulted from purchases of property and equipment. Net cash used in investing activities during the first quarter of fiscal year 2008 resulted primarily from purchases of property and equipment and advances made to a start-up connector company described further herein.

Net cash used in financing activities totaled $693,000 and $26,147 in the first quarter of fiscal year 2009 and 2008, respectively. Net cash used in financing activities during the first quarter of fiscal year 2009 resulted primarily from the repurchase and retirement of 107,424 shares of our common stock and the reversal of outstanding checks in excess of funds on deposit.

AOS Loan

On April 22, 2005, we agreed to extend a loan to a start-up connector company, Applied Optical Systems, Inc., (the “Borrower”), specializing in the design, manufacture and sale of connectors and cable assemblies for certain niche markets including military and other harsh environment applications. The Borrower offers complementary products to our product offering and was incorporated in December 2003. The Borrower currently has limited revenues and assets and is incurring net losses. As of January 31, 2009 and October 31, 2008, total assets of the Borrower, based on unaudited financial information, was equivalent to approximately 5.8% and 5.4%, respectively, of our consolidated total assets. Total revenue of the Borrower, based on unaudited financial information, was equivalent to approximately 11.1% and 7.9%, respectively, of our net sales for the three month periods ended January 31, 2009 and 2008.

Our loan to, and the related transactions with, the Borrower was and is part of a strategy to preserve future options for us with respect to (i) expansion of our product line offering for certain niche markets, (ii) additional channels to market for military and harsh environment fiber optic cable products, and (iii) responding to potential changes to existing strategic partnerships as deemed necessary or appropriate by management in reaction to changes in the competitive landscape (specifically with respect to fiber optic cable products for the military and harsh environment applications).

Through January 31, 2009 and October 31, 2008, we advanced a total of $4.3 million, net (including accrued interest and accounts receivable from product sales through January 31, 2007, previously added to the principal balance of the note). The note receivable, which has an extended maturity date of May 1, 2009, is collateralized by all of the Borrower’s tangible and intangible property and bears interest at six percent (6%) per annum. Two of the founders of the Borrower have also personally guaranteed amounts up to two-thirds of the principal balance outstanding on the note receivable plus two-thirds of any accrued interest related to the note receivable. In connection with the loan, we were issued a warrant by the Borrower which, as amended, gives us the right to purchase a fifty-six percent (56%) equity interest in the Borrower on a fully diluted, as converted basis, for a purchase price of $1.5 million. In addition, we were granted the right to purchase all other outstanding equity of the Borrower at various times from 2009 through 2012, at a fixed multiple of trailing earnings before interest and taxes (EBIT), conditioned upon our exercise of the warrant or the Borrower’s failure to repay the loan when due. The note receivable is callable by us at any time. Our rights under the warrant terminate if the warrant is not exercised by May 1, 2009. We are currently in negotiations with the Borrower regarding the potential restructuring of the terms of the note receivable and warrant, including the possibility of exercising the warrant and proceeding more rapidly with the purchase of the remaining outstanding equity of the Borrower, and the terms of such exercise and purchase. These negotiations may or may not be successful and if they are not, other measures, including a further extension of the note and warrant may be considered. We did not make any additional advances to the Borrower subsequent to January 31, 2009.

The loan from the Borrower meets the definition of an impaired loan in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended due to the fact that the original maturity date has been extended and periodic interest payments have not been made according to the original terms of the agreement.

We obtained a valuation of the collateral and have determined that no recognition of an impairment charge is necessary based on the fair value of the collateral. Nonetheless, we discontinued recognizing interest income beginning in the third quarter of fiscal year 2006 related to the loan based on uncertainty as to when the interest would be collected and we have provided an allowance for certain interest income amounts that were recorded as advances on the loan previously.

The recorded investment in the impaired note receivable is $4.4 million as of January 31, 2009 and October 31, 2008. The related allowance for doubtful accounts is $58,000 as of January 31, 2009 and October 31, 2008. There were no additions or write-downs charged to bad debt expense for the three months ended January 31, 2009.

Valley Bank Credit Facilities

On May 30, 2008, we established $17.0 million in credit facilities (collectively, the “Credit Facilities”) with Valley Bank to provide for our working capital needs and to finance the acquisition of SMP Data Communications. The new Credit Facilities provide a working capital line of credit (the “Revolving Loan”), a real estate term loan (the “Virginia Real Estate Loan”), a supplemental real estate term loan (the “North Carolina Real Estate Loan”), and a capital acquisitions term loan (the “Capital Acquisitions Term Loan”). Of our $17.0 million in total credit facilities, we currently have approximately $6.0 million unused and available.

The Revolving Loan provides up to $6.0 million for our working capital needs and bears interest at LIBOR plus 2.15%, but provides a lower rate option if we maintain specific depository amounts with Valley Bank. We may borrow up to 85% of our consolidated eligible accounts receivable, (excluding foreign accounts receivable), plus 35% of certain consolidated uninsured foreign receivables (or 100% of insured foreign receivables, without duplication) up to a maximum of $1,500,000 plus 25% of our consolidated eligible inventory. The Revolving Loan expires on February 28, 2010. As of January 31, 2009, we had no outstanding borrowings under our Revolving Loan and $6.0 million in available credit.

The Virginia Real Estate Loan was fully funded on May 30, 2008. The Virginia Real Estate Loan accrues interest at 6% and payments of principal and interest are based on a 25 year amortization. Payments on the Virginia Real Estate Loan will be made in 59 equal installments of principal and interest in the amount of $42,241 for the period from July 1, 2008 through May 1, 2013. The balance of the Virginia Real Estate Loan will be due June 1, 2013. As of January 31, 2009, we had outstanding borrowings of $6.4 million under our Virginia Real Estate Loan.

The North Carolina Real Estate Loan was fully funded on May 30, 2008. The North Carolina Real Estate Loan accrues interest at 6% and payments of principal and interest are based on a 25 year amortization. Payments on the North Carolina Real Estate Loan will be made in 59 equal installments of principal and interest in the amount of $14,557 for the period from July 1, 2008 through May 1, 2013. The balance of the North Carolina Real Estate Loan will be due June 1, 2013. As of January 31, 2009, we had outstanding borrowings of $2.2 million under our North Carolina Real Estate Loan.

The Capital Acquisitions Term Loan was fully funded on October 6, 2008 as a precautionary measure to ensure adequate cash flow for us due to uncertain economic conditions relative to the stability of the financial institutions in the United States. The Capital Acquisitions Term Loan bears interest at a fixed rate of 6% and principal and interest payments are amortized over 7 years. Payments on the Capital Acquisitions Term Loan are for interest only for the period from October 6, 2008 through May 1, 2009. The outstanding principal on May 31, 2009 will convert to 72 equal payments of principal and interest, commencing on July 1, 2009. As of January 31, 2009, we had outstanding borrowings of $2.3 million on our Capital Acquisitions Term Loan.

The Credit Facilities are secured by a first priority lien on all of our personal property and assets as well as a first lien deed of trust on our real property, in both cases including the assets of the Company’s subsidiary, SMP Data Communications.

Capital Expenditures

We did not have any material commitments for capital expenditures as of January 31, 2009. During our 2009 fiscal year budgeting process, we included an estimate for capital expenditures for the fiscal year of $2.0 million. This budget includes estimates for capital expenditures for new manufacturing equipment, improvements to existing manufacturing equipment, new information technology equipment and software, upgrades to existing information technology equipment and software, furniture and all other capitalizable expenditures for property, plant and equipment. These expenditures will be funded out of our working capital or our existing credit facilities. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Historically, we have spent less than our budgeted capital expenditures in any given year.

Corporate acquisitions and other strategic investments are considered outside of our annual capital expenditure budgeting process. On August 1, 2008, we acquired 70% of the authorized membership interests of Centric Solutions LLC, a limited liability company focused on sales of turnkey cabling and connectivity solutions for the datacenter market. Of the total purchase price for our membership interest of $1.5 million, all but $300,000 had been paid as of January 31, 2009. This remaining payment is scheduled to be paid on April 1, 2009.

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

Seasonality

Historically, net sales are relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year, which we believe may be partially due to construction cycles and budgetary considerations of our customers. For example, our trend has been that an average of approximately 45% of our net sales occurred during the first half of the fiscal year and an average of approximately 55% of our net sales occurred during the second half of the fiscal year for fiscal years 1996 through 2008, excluding fiscal years 2001 and 2002. Fiscal years 2001 and 2002 are excluded because we believe net sales did not follow this pattern due to overall economic conditions in the industry.

As a result, we believe our net sales have generally been impacted by seasonality. We typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year. Since fiscal year 2001, we have seen that this pattern may be substantially altered by the timing of larger projects or other economic factors impacting our industry or impacting the industries of our customers and end-users. While we believe seasonality may be a factor that impacts our quarterly net sales results, we are not able to reliably predict net sales based on seasonality because these other factors can also substantially impact our net sales patterns during the year.

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

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2008 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2008 Form 10-K did not change during the period from November 1, 2008 through January 31, 2009.

Future Accounting Considerations

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, but has been delayed for treatment of non-financial assets and liabilities until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this statement effective November 1, 2008 did not have any impact on our results of operations, financial position or liquidity.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The adoption of this statement effective November 1, 2008 did not have any impact on our results of operations, financial position or liquidity.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition, this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 becomes effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of SFAS 160.

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

Item 4T.	Controls and Procedures

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, (principal executive officer and principal financial officer) the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2009. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2009 and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its common stock for the three months ended January 31, 2009:

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
November 1, 2008 – November 30, 2008	107,424	$3.03	107,424	42,303

December 1, 2008 – December 31, 2008	—	—	—	42,303

January 1, 2009 – January 31, 2009	—	—	—	42,303

(1)	On March 26, 2007, the Company’s Board of Directors approved a plan to purchase and retire up to 300,100 shares of the Company’s common stock, or approximately 5% of the shares then outstanding. The Company anticipated that the purchases would be made over a 12-month period, but there is no definite time period for repurchase. For the three month period ended January 31, 2009, the Company repurchased and retired 107,424 shares of its outstanding common stock. The repurchase, including brokerage fees, totaled approximately $325,000. As of January 31, 2009, 6,083,530 shares of the Company’s common stock were outstanding.
(2)	The average price paid per share set forth above includes the purchase price paid for the shares, and brokerage fees paid by the Company. The average purchase price per share (excluding brokerage fees) paid by the Company for the three months ended January 31, 2008 was $3.02.

PART II. OTHER INFORMATION

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are filed as part of, and incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: March 16, 2009	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: March 16, 2009	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated May 30, 2008, by and among Optical Cable Corporation, Aurora Merger Corporation, Preformed Line Products Company and Superior Modular Products Incorporated (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 2, 2008).

3.1	Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated herein by reference to Exhibit 1 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

3.2	Bylaws of Optical Cable Corporation, as amended (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.1	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.2	Rights Agreement dated as of November 2, 2001 (incorporated herein by reference to Exhibit 4 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.3	Form of certificate representing preferred share purchase right (incorporated herein by reference to Exhibit 5 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.6	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $6,500,000 (Loan No. 156779) (incorporated herein by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.7	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $2,000,000 (Loan No. 156833) (incorporated herein by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.8	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $5,000,000 (Loan No. 156809) (incorporated herein by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.9	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $2,000,000 (Loan No. 156833) (incorporated herein by reference to Exhibit 4.9 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.10	Credit Line Deed of Trust dated September 22, 2006 between Optical Cable Corporation as Grantor, John T. McCaleb and Catherine J. Hartman as Trustees, and Valley Bank as Lender (incorporated herein by reference to Exhibit 4.10 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.11	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $6,500,000 (Loan No. 156779) (incorporated herein by reference to Exhibit 4.11 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.12	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $5,000,000 (Loan No. 156809) (incorporated herein by reference to Exhibit 4.12 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.13	Amendment to Commercial Loan Agreement dated October 26, 2007 by and between Optical Cable Corporation and Valley Bank (Loan No. 156779) (incorporated herein by reference to Exhibit 4.13 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2007).

4.14	Amendment No. 1 dated February 29, 2008 to the Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $5,000,000 (Loan No. 156809) (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed February 29, 2008).

4.15	Amendment No. 1 dated February 29, 2008 to the Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $2,000,000 (Loan No. 156833) (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed February 29, 2008).

4.16	Credit Agreement dated May 30, 2008 by and between Optical Cable Corporation and Superior Modular Products Incorporated as borrowers and Valley Bank as lender in the amount of $17,000,000 consisting of a Revolver in the amount of $6,000,000; Term Loan A in the amount of $2,240,000; Term Loan B in the amount of $6,500,000; and a Capital Acquisitions Term Loan in the amount of $2,260,000 (incorporated herein by reference to Exhibit 4.16 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.17	Credit Line Deed of Trust dated May 30, 2008 between Optical Cable Corporation as Grantor, LeClairRyan as Trustee and Valley Bank as Beneficiary (incorporated herein by reference to Exhibit 4.17 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.18	Deed of Trust, Security Agreement and Fixtures Filing dated May 30, 2008 by and between Superior Modular Products Incorporated as Grantor, LeClairRyan as Trustee and Valley Bank as Beneficiary (incorporated herein by reference to Exhibit 4.18 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.19	Security Agreement dated May 30, 2008 between Optical Cable Corporation and Superior Modular Products Incorporated and Valley Bank (incorporated herein by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.20	Revolving Loan Note in the amount of $6,000,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.20 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.21	Term Loan A Note in the amount of $2,240,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.22	Term Loan B Note in the amount of $6,500,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.22 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.23	Capital Acquisitions Term Note in the amount of $2,260,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.23 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

10.1*	Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated herein by reference to Exhibit 10.1 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.2*	Employment Agreement dated December 10, 2004 by and between Optical Cable Corporation and Tracy G. Smith (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2005 (file number 0-27022)).

10.4*	Employment Agreement by and between Superior Modular Products Incorporated and William R. Reynolds effective May 30, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2008 (file number 0-27022)).

10.5*	Optical Cable Corporation Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 1998 (file number 0-27022)).

10.6*	Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-8 No. 333-09733).

10.7*	Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.8*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.9*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.10*	Form of award agreement under the Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company Annual Report on Form 10-K for the period ended October 31, 2004).

10.11*	Optical Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.12*	Form of time vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.13*	Form of stock performance vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.14*	Form of operational performance vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.15*	Form of operational performance (Company financial performance measure) vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2007).

10.16	Redemption Agreement by and between Optical Cable Corporation and BB&T Investment Services, Inc. dated March 27, 2007 (incorporated herein by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2007).

10.17*	Amendment No. 1 dated December 31, 2008 to Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 6, 2009).

10.18*	Amendment No. 1 dated December 31, 2008 to Employment Agreement by and between Optical Cable Corporation and Tracy G. Smith effective December 10, 2004 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 6, 2009).

10.19*	Amendment No. 1 dated December 31, 2008 to Employment Agreement by and between Superior Module Products Incorporated and William R. Reynolds effective May 30, 2008 (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 6, 2009).

11.1	Statement regarding computation of per share earnings (incorporated by reference to note 8 of the Condensed Notes to Condensed Consolidated Financial Statements contained herein).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.