Form 10-Q
period 2009-04-30
OPTICAL CABLE CORP
filed 2009-06-12
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    (1)    Yes  ☐    No  ☒ ,    (2)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act).

Large Accelerated Filer  ☐        Accelerated Filer   ☐         Non-accelerated Filer   ☐        Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 5, 2009, 6,564,201 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Six Months Ended April 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

OPTICAL CABLE CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	April 30, 2009	October 31, 2008
Assets
Current assets:
Cash and cash equivalents	$2,889,380	$3,910,120
Trade accounts receivable, net of allowance for doubtful accounts of $142,496 at April 30, 2009 and $150,941 at October 31, 2008	9,614,907	12,034,547
Other receivables	534,534	868,359
Income taxes refundable	1,205,691	63,102
Inventories	12,472,739	13,022,260
Prepaid expenses and other assets	613,964	539,448
Deferred income taxes - current	1,229,532	1,484,798

Total current assets	28,560,747	31,922,634

Property and equipment, net	15,602,773	16,128,657
Note receivable	4,336,280	4,336,280
Intangible assets, net	1,832,026	2,250,365
Other assets, net	215,342	199,049

Total assets	$50,547,168	$54,836,985

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$428,888	$262,122
Accounts payable and accrued expenses	3,711,829	5,218,702
Accrued compensation and payroll taxes	907,666	2,677,104

Total current liabilities	5,048,383	8,157,928

Long-term debt, excluding current installments	10,446,175	10,690,979
Deferred income taxes - noncurrent	633,955	946,752
Other non-current liabilities	239,217	209,122

Total liabilities	16,367,730	20,004,781

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 6,564,201 shares at April 30, 2009 and 6,208,861 at October 31, 2008	4,765,813	4,362,267
Retained earnings	29,413,625	30,469,937

Total shareholders’ equity	34,179,438	34,832,204

Commitments and contingencies

Total liabilities and shareholders’ equity	$50,547,168	$54,836,985

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
Net sales	$15,343,024	$13,495,302	$30,301,401	$26,156,845
Cost of goods sold	9,620,203	7,751,078	19,790,296	15,080,087

Gross profit	5,722,821	5,744,224	10,511,105	11,076,758
Selling, general and administrative expenses	5,811,571	4,396,467	11,622,128	8,385,695
Royalty income, net	(220,338)	—	(382,686)	—
Amortization of intangible assets	208,518	—	418,340	—

Income (loss) from operations	(76,930)	1,347,757	(1,146,677)	2,691,063

Other income (expense), net:
Interest income	1,473	27,602	9,427	67,809
Interest expense	(168,249)	—	(342,697)	—
Other, net	36	206	24,631	(14,654)

Other income (expense), net	(166,740)	27,808	(308,639)	53,155

Income (loss) before income taxes	(243,670)	1,375,565	(1,455,316)	2,744,218
Income tax expense (benefit)	(259,647)	497,238	(728,831)	1,003,942

Net income (loss)	$15,977	$878,327	$(726,485)	$1,740,276

Net income (loss) per share:
Basic and diluted	$0.00	$0.15	$(0.12)	$0.29

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Six Months Ended April 30, 2009
	Common Stock		Retained Earnings	Total Shareholders’
	Shares	Amount		Equity
Balances at October 31, 2008	6,208,861	$4,362,267	$30,469,937	$34,832,204
Share-based compensation, net	464,964	403,546	—	403,546
Repurchase and retirement of common stock (at cost)	(109,624)	—	(329,827)	(329,827)
Net loss	—	—	(726,485)	(726,485)

Balances at April 30, 2009	6,564,201	$4,765,813	$29,413,625	$34,179,438

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended April 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(726,485)	$1,740,276
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,553,812	726,092
Bad debt expense (recovery)	2,661	(28,494)
Deferred income tax benefit	(57,531)	(218,812)
Share-based compensation expense	470,067	289,154
(Increase) decrease in:
Trade accounts receivable	2,416,979	10,904
Other receivables	333,825	90,996
Income taxes refundable	(1,142,589)	—
Inventories	549,521	(1,021,450)
Prepaid expenses and other assets	(73,754)	(79,340)
Other assets, net	5,690	2,775
Increase (decrease) in:
Accounts payable and accrued expenses	(1,169,383)	708,331
Accrued compensation and payroll taxes	(1,769,438)	303,340
Income taxes payable	—	(264,699)
Other non-current liabilities	30,095	113,102

Net cash provided by operating activities	423,470	2,372,175

Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(585,481)	(511,590)
Investment in other assets	(104,823)	(44,422)
Note receivable	—	(813,103)

Net cash used in investing activities	(690,304)	(1,369,115)

Cash flows from financing activities:
Reversal of outstanding checks in excess of funds on deposit	(279,520)	—
Payroll taxes withheld and remitted on share-based payments	(66,521)	(36,391)
Principal payments on long-term debt	(78,038)	—
Repurchase of common stock	(329,827)	—

Net cash used in financing activities	(753,906)	(36,391)

Net increase (decrease) in cash and cash equivalents	(1,020,740)	966,669

Cash and cash equivalents at beginning of period	3,910,120	3,138,878

Cash and cash equivalents at end of period	$2,889,380	$4,105,547

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2009

(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2009 are not necessarily indicative of the results for the fiscal year ending October 31, 2009 because the following items, among other things, may impact those results: changes in market conditions, seasonality, changes in technology, competitive conditions, ability of management to execute its business plans, as well as other variables, uncertainties, contingencies and risks set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008 (including those set forth in the “Forward-Looking Information” section, or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. For further information, refer to the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2008.

Certain reclassifications have been made to the prior periods’ condensed consolidated statements of cash flows to place them on a basis comparable with the current periods’ condensed consolidated statements of cash flows.

(2)	Stock Option Plan and Other Stock-Based Compensation

As of April 30, 2009, there were approximately 49,000 remaining shares available for grant under the Optical Cable Corporation 2005 Stock Incentive Plan (the “2005 Plan”).

Share-based compensation expense for employees and Non-employee Directors recognized in the condensed consolidated statements of operations for the three months and six months ended April 30, 2009 was $240,123 and $470,067, respectively, and for the three months and six months ended April 30, 2008 was $127,607 and $289,154 respectively, and was entirely related to expense recognized in connection with the vesting of restricted stock awards.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2009

(Unaudited)

Stock option activity during the six months ended April 30, 2009 is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term (in yrs)
Outstanding and exercisable at October 31, 2008	178,205	$7.59	3.27
Forfeited	(3,001)	7.20

Outstanding and exercisable at April 30, 2009	175,204	$7.60	2.78

Compensation cost related to stock options granted to employees and non-employees prior to July 2002 was fully recognized in fiscal year 2007. Therefore, the Company did not record compensation expense related to its stock option awards during the three months and six months ended April 30, 2009 and 2008.

Restricted Stock Awards

The Company has granted, and anticipates granting from time to time, restricted stock awards subject to approval by the Compensation Committee of the Board of Directors.

During the three months ended April 30, 2009, restricted stock awards under the 2005 Plan totaling 452,852 shares were approved by the Compensation Committee of the Board of Directors of the Company. Of the restricted stock awards granted, 226,430 shares are service-based shares which vest quarterly over four years with the first vesting date occurring on July 31, 2009; and 226,422 shares are operational performance-based shares vesting over approximately five years beginning on January 31, 2010 based on the achievement of certain quantitative operational performance goals.

During the three months ended April 30, 2009, restricted stock awards under the Non-employee Directors Stock Plan, as amended, totaling 35,268 were approved by the Board of Directors of the Company. The shares are part of the Non-employee Directors’ annual compensation for service on the Board of Directors, and the shares vest immediately upon grant. The Company recorded compensation expense equal to the number of shares multiplied by the closing price of the Company’s common stock on the date of grant. The Company recorded compensation expense totaling $84,643 during the three months and six months ended April 30, 2009.

In total, restricted stock award activity during the six months ended April 30, 2009 consisted of restricted share grants totaling 488,120 shares, and 23,156 restricted shares forfeited or withheld for taxes.

As of April 30, 2009, the maximum amount of compensation cost related to unvested equity-based compensation awards in the form of service-based, market condition-based, and quantitative operational performance-based shares that the Company will have to recognize over a 3.5 year weighted-average period is $2.6 million.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2009

(Unaudited)

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the six months ended April 30, 2009 and 2008 follows:

	Six Months Ended April 30,
	2009	2008
Balance at beginning of period	$150,941	$246,803
Bad debt expense (recovery)	2,661	(28,494)
Losses charged to allowance	(11,106)	(114,754)
Recoveries added to allowance	—	15,300

Balance at end of period	$142,496	$118,855

(4)	Inventories

Inventories as of April 30, 2009 and October 31, 2008 consist of the following:

	April 30, 2009	October 31, 2008
Finished goods	$4,729,204	$3,514,015
Work in process	2,222,168	3,044,385
Raw materials	5,224,003	6,146,556
Production supplies	297,364	317,304

Total	$12,472,739	$13,022,260

(5)	Note Receivable

On April 22, 2005, the Company agreed to extend a loan to a start-up connector company, Applied Optical Systems, Inc., (the “Borrower”), specializing in the design, manufacture and sale of connectors and cable assemblies for certain niche markets, including military and other harsh environment applications. The Borrower offers complementary products to the Company’s product offering and was incorporated in December 2003. The Borrower currently is incurring net losses. The Borrower is not yet generating positive operating cash flows on a consistent basis. As of April 30, 2009 and October 31, 2008, total assets of the Borrower, based on unaudited financial information, was equivalent to approximately 5.6% and 6.0%, respectively, of the Company’s consolidated total assets. Total revenue of the Borrower, based on unaudited financial information, was equivalent to approximately 9.4% and 10.2%, respectively, of the Company’s consolidated net sales for the three month and the six month periods ended April 30, 2009. Total revenue of the Borrower, based on unaudited financial information, was equivalent to approximately 12.1% and 10.0%, respectively, of the Company’s consolidated net sales for the three month and the six month periods ended April 30, 2008.

The Company’s loan to, and related transactions with, the Borrower was and is part of a strategy to preserve future options for the Company with respect to (i) expansion of the Company’s product line

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2009

(Unaudited)

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

Through April 30, 2009 and October 31, 2008, the Company had advanced a total of $4,336,280, net (including accrued interest and accounts receivable from product sales through January 31, 2007, previously added to the principal balance of the note). The note receivable, which has an extended maturity date of July 31, 2009, is collateralized by all of the Borrower’s tangible and intangible property and bears interest at six percent (6%) per annum. Two of the founders of the Borrower have also personally guaranteed amounts up to two-thirds of the principal balance outstanding on the note receivable plus two-thirds of any accrued interest related to the note receivable. In connection with the loan, the Company was issued a warrant by the Borrower which, as amended, gives the Company the right to purchase a fifty-six percent (56%) equity interest in the Borrower on a fully diluted, as converted basis, for a purchase price of $1,500,000. In addition, the Company was granted the right to purchase all other outstanding equity of the Borrower at various times from 2009 through 2012, at a fixed multiple of trailing earnings before interest and taxes (EBIT), conditioned upon the Company’s exercise of the warrant or the Borrower’s failure to repay the loan when due. The note receivable is callable by the Company at any time. The Company’s rights under the warrant terminate if the warrant is not exercised by July 31, 2009. The Company is currently in negotiations with the Borrower regarding the potential restructuring of the terms of the note receivable and warrant, including the possibility of exercising the warrant and proceeding more rapidly with the purchase of the remaining outstanding equity of the Borrower, and the terms of such exercise and purchase. These negotiations may or may not be successful and if they are not, other measures, including a further extension of the note and warrant may be considered. The last loan advance was made on September 22, 2008, and the Company has not made any additional advances to the Borrower subsequent to April 30, 2009.

The loan from the Borrower meets the definition of an impaired loan in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended, due to the fact that the original maturity date has been extended and periodic interest payments have not been made according to the original terms of the agreement.

The Company previously obtained a valuation of the collateral and continues to monitor the financial position and results of operations of the Borrower relative to the valuation and has determined that no recognition of an impairment charge is necessary based on the fair value of the collateral. Nonetheless, the Company discontinued recognizing interest income beginning in the third quarter of fiscal year 2006 related to the loan based on uncertainty as to when the interest would be collected, and the Company has provided an allowance for certain accrued interest income amounts that were recorded as advances on the loan previously.

The recorded investment in the impaired note receivable is $4,393,981 as of April 30, 2009 and October 31, 2008. The related allowance for doubtful accounts is $57,701 as of April 30, 2009 and October 31, 2008. There were no additions or write-downs charged to bad debt expense for the three month and six month periods ended April 30, 2009 related to the note receivable.

The Company sold fiber optic cables to the Borrower totaling $189,048 and $422,598, respectively, during the three months and six months ended April 30, 2009. The Company sold fiber optic cables to the

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2009

(Unaudited)

Borrower totaling $384,195 and $482,241, respectively, during the three months and six months ended April 30, 2008. These amounts are included in trade accounts receivable, net to the extent they have not been settled as of April 30, 2009 and 2008.

As of April 30, 2009 and October 31, 2008, $552,001 and $324,740, respectively, is included in trade accounts receivable, net, related to sales by the Company to the Borrower. There are no specifically identified amounts included in the allowance for doubtful accounts related to these trade accounts receivable from the Borrower.

(6)	Product Warranties

As of April 30, 2009 and October 31, 2008, the Company’s accrual for estimated product warranty claims totaled $305,000 and $210,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense for the three months and six months ended April 30, 2009 totaled $179,283 and $255,390, respectively. Warranty claims recoveries for the three months ended April 30, 2008 totaled $33,538. Warranty claims expense, net of recoveries, for the six months ended April 30, 2008 totaled $85,519.

The following table summarizes the changes in the Company’s accrual for product warranties during the six months ended April 30, 2009 and 2008:

	Six Months Ended April 30,
	2009	2008
Balance at beginning of period	$210,000	$75,000
Liability accrued for warranties issued during the period	242,628	37,693
Warranty claims and costs paid during the period	(160,390)	(60,519)
Changes in liability for pre-existing warranties during the period	12,762	47,826

Balance at end of period	$305,000	$100,000

(7)	Long-term Debt and Notes Payable to Bank

On May 30, 2008, the Company established $17.0 million in credit facilities (collectively, the “Credit Facilities”) with Valley Bank to provide for the working capital needs of the Company and to finance the acquisition of Superior Modular Products Incorporated, doing business as SMP Data Communications (“SMP Data Communications”). The Credit Facilities provide a working capital line of credit (the “Revolving Loan”), a real estate term loan (the “Virginia Real Estate Loan”), a supplemental real estate term loan (the “North Carolina Real Estate Loan”), and a capital acquisitions term loan (the “Capital Acquisitions Term Loan”).

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2009

(Unaudited)

Long-term debt at April 30, 2009 and October 31, 2008 consists of the following:

	April 30, 2009	October 31, 2008
Virginia Real Estate Loan ($6.5 million principal) payable in monthly installments of $42,241, including interest (at 6.0%), with final payment of $5,896,867 due June 1, 2013	$6,407,084	$6,465,121
North Carolina Real Estate Loan ($2.24 million principal) payable in monthly installments of $14,557, including interest (at 6.0%), with final payment of $2,032,150 due June 1, 2013	2,207,979	2,227,980
Capital Acquisitions Term Loan ($2.26 million principal) interest (at 6.0%) only payments until May 1, 2009, followed by monthly installments of $37,549 through June 1, 2015	2,260,000	2,260,000

Total long-term debt	10,875,063	10,953,101
Less current installments	428,888	262,122

Long-term debt, excluding current installments	$10,446,175	$10,690,979

The Revolving Loan provides up to $6.0 million for the Company’s working capital needs and bears interest at LIBOR plus 2.15%, but provides a lower rate option if the Company maintains specific depository amounts with Valley Bank. The Company may borrow up to 85% of the Company’s consolidated eligible accounts receivable, (excluding foreign accounts receivable), plus 35% of certain consolidated uninsured foreign receivables (or 100% of insured foreign receivables, without duplication) up to a maximum of $1.5 million plus 25% of the Company’s consolidated eligible inventory. The Revolving Loan expires on February 28, 2010. As of April 30, 2009, the Company had no outstanding borrowings on its Revolving Loan and, as a result, $6.0 million in available credit.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2009

(Unaudited)

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

Three Months Ended April 30, 2009	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$15,977	6,139,972	$0.00

Effect of dilutive stock options and warrants	—	—

Diluted net income per share	$15,977	6,139,972	$0.00

Three Months Ended April 30, 2008	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$878,327	6,051,914	$0.15

Effect of dilutive stock options and warrants	—	—

Diluted net income per share	$878,327	6,051,914	$0.15

Six Months Ended April 30, 2009	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic net loss per share	$(726,485)	6,135,579	$(0.12)

Effect of dilutive stock options and warrants	—	—

Diluted net loss per share	$(726,485)	6,135,579	$(0.12)

Six Months Ended April 30, 2008	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$1,740,276	6,071,333	$0.29

Effect of dilutive stock options and warrants	—	—

Diluted net income per share	$1,740,276	6,071,333	$0.29

Stock options that could potentially dilute net income (loss) per share in the future that were not included in the computation of diluted net income (loss) per share (because to do so would have been antidilutive for the periods presented) totaled 175,205 for the three months and six months ended April 30, 2009 and 183,831 for the three months and six months ended April 30, 2008.

(9)	Shareholders’ Equity

On March 26, 2007, the Company’s Board of Directors approved a plan to purchase and retire up to 300,100 shares of the Company’s common stock, or approximately 5% of the shares then outstanding. The Company anticipated that the purchases would be made over a 12-month period, but there is no definite time period for the repurchase. As of April 30, 2009, the Company had repurchased and retired 259,997 shares of its outstanding common stock. The repurchase of these shares and the costs associated with the repurchase, including brokerage and legal fees, totaled $1,088,876. As of April 30, 2009, 6,564,201 shares of the Company’s common stock were outstanding.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2009

(Unaudited)

(10)	Segment Information and Business and Credit Concentrations

The Company has a single reportable segment for purposes of segment reporting, exclusive of Centric Solutions LLC (“Majority-owned Subsidiary”). For the three month and six month periods ended April 30, 2009, the Majority-owned Subsidiary generated no revenues and incurred operating losses of $414,429 and $744,497, respectively, all of which were absorbed by the Company in consolidation as the owners of the minority interest do not currently have positive equity accounts required by the Operating Agreement to enable them to share in operating losses. Total assets of the Majority-owned Subsidiary of approximately $900,000 and $1.3 million are included in the total consolidated assets of the Company as of April 30, 2009 and October 31, 2008, respectively.

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of April 30, 2009 and October 31, 2008 have been adequately provided for in the condensed consolidated financial statements.

For the three months ended April 30, 2009 and 2008, 11.1% and 10.4%, respectively, of consolidated net sales were attributable to one major domestic distributor. One other customer accounted for more than 10% of the Company’s consolidated net sales during the three months ended April 30, 2009, with such customer accounting for 11.3% during such period. No other single customer accounted for more than 10% of the Company’s consolidated net sales during the three months ended April 30, 2008. For the six months ended April 30, 2009 and 2008, 11.4% and 10.1%, respectively, of consolidated net sales were attributable to one major domestic distributor. No other single customer accounted for more than 10% of the Company’s consolidated net sales during the six months ended April 30, 2009 and 2008. For the six months ended April 30, 2009 and 2008, approximately 71% and 65%, respectively, of consolidated net sales were from customers located in the United States, and approximately 29% and 35%, respectively, were from customers outside of the United States.

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

On May 30, 2008, the Company acquired all of the common stock of SMP Data Communications from Preformed Line Products Company (“PLP”).

Presented below is the pro forma impact on the unaudited results of operations for the three month and six month periods ended April 30, 2008 as though the transaction was completed as of November 1, 2007 as it relates to the unaudited interim results. The pro forma adjustments include the amortization of the fair market value adjustments to property and equipment and patents as well as the turn of inventory adjusted to fair value and estimated interest cost related to the transaction all reduced by the estimated income tax benefits.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2009

(Unaudited)

The following amounts are presented in thousands, except for net income per share.

	Three months ended April 30, 2008	Six months ended April 30, 2008
Net sales	$18,547	$36,189
Net income	643	1,354
Net income per share (basic and diluted)	$0.11	$0.22

(13)	New Accounting Standards

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition-date fair values the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. SFAS 141(R) becomes effective for acquisitions during fiscal annual reporting periods beginning after December 15, 2008, and therefore, would be effective for the Company during fiscal year 2010. The Company is currently evaluating the impact of SFAS 141(R).

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”).

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2009

(Unaudited)

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. The Statement will be effective 60 days following the SEC’s approval of the PCAOB’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of this Statement is not expected to have any impact on the Company’s results of operations, financial position or liquidity.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS 107-1”). FSP FAS 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2009

(Unaudited)

financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 will be effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 is not expected to have any impact on the Company’s results of operations, financial position or liquidity.

There are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to its financial position, operating results or financial statement disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to variables, uncertainties, contingencies and risks that may cause actual events to differ materially from our expectations, and such variables, uncertainties, contingencies and risks may adversely affect the Company and the Company’s future results of operations and future financial condition. Factors that could cause or contribute to such differences from our expectations or could adversely affect the Company include, but are not limited to, the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate and/or government spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber, copper, gold and other precious metals, and plastics and other materials affected by petroleum product pricing); fluctuations in transportation costs; our dependence on customized equipment for the manufacture of our products and a limited number of production facilities; our ability to protect our proprietary manufacturing technology; our ability to replace royalty income as existing patented and licensed products expire by developing and licensing new products; market conditions influencing prices or pricing; our dependence on a limited number of suppliers; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in regulatory reviews and audits and potential regulatory reviews and audits; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences for competing technologies, relative to our product offering; economic conditions that affect the telecommunications sector, certain technology sectors or the economy as a whole; changes in demand of our products from certain competitors for which we provide private label connectivity products; terrorist attacks or acts of war, and any current or potential future military conflicts; changes in the level of military spending by the United States government; ability to retain key personnel; inability to recruit needed personnel; poor labor relations; the inability to successfully integrate the operations of our new subsidiaries; the impact of changes in accounting policies, including those by the Securities and Exchange Commission and the Public Company Accounting Oversight Board; our ability to continue to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; the impact of changes and potential changes in federal laws and regulations adversely affecting our business and/or which result in increases in our direct and indirect costs as we comply with such laws and regulations; impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, making investments in or with, and/or acquiring parties that compete with and/or have conflicts with customers of ours; impact of weather or natural disasters in the areas of the world in which we operate and market our products; economic downturns and/or changes in market demand, exchange rates, productivity, or market and economic conditions in the areas of the world in which we operate and market our products, and our success in managing the risks involved in the foregoing.

We caution readers that the foregoing list of important factors is not exclusive and we incorporate by reference those factors included in our current reports on Form 8-K, in our annual report on Form 10-K for the fiscal year ended October 31, 2008, and/or in our other filings.

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

Our combined product offerings are exceptionally complementary. While Optical Cable Corporation and SMP Data Communications are separate legal entities, we go to market as one company, offering a comprehensive and integrated suite of high quality, warranted cabling and connectivity products, primarily for the enterprise market. At present, our fiber optic product lines are branded Optical Cable Corporation and copper product lines are branded SMP Data Communications. In addition to the integrated management of sales and marketing functions, a number of other functions are integrated under a single management structure, including accounting, finance, information technology and human resources. At the current time, manufacturing, engineering and quality are managed separately at our Roanoke, Virginia and Asheville, North Carolina facilities.

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

Summary of Company Performance for Second Quarter 2009

During the second quarter of fiscal year 2009, consolidated net sales increased 13.7% to $15.3 million compared to $13.5 million for the same period last year. Gross profit was $5.7 million for the second quarters of fiscal years 2009 and 2008. We reported net income of $16,000, or earnings per share of less than $0.01, during the second quarter of fiscal year 2009, compared to net income of $878,000, or $0.15 per share, for the comparable period last year.

We experienced an increase in net sales during the second quarter of fiscal year 2009 in both our commercial markets and our specialty markets compared to the same period last year. The addition of the net sales of SMP Data Communications contributed to the increases in net sales in our commercial markets and the increase in net sales overall. However, the gross profit margin associated with those additional net sales of SMP Data Communications diluted our consolidated gross profit margin in the second quarter of fiscal year 2009 from an estimated 41.4% related to the sale of our fiber optic cable products pre-consolidation.

For the six months ended April 30, 2009, net sales increased 15.8% to $30.3 million compared to $26.2 million for the same period last year. Gross profit decreased 5.1% to $10.5 million compared to $11.1 million for the same period last year. We reported a net loss of $726,000, or $0.12 per share, during the first half of fiscal year 2009, compared to net income of $1.7 million, or $0.29 per share, for the same period last year.

We experienced an increase in net sales during the first half of fiscal year 2009 in our commercial markets compared to the same period last year. The increase in net sales in our commercial markets was partially offset by a decrease in net sales in certain of our specialty markets for the first half of fiscal year 2009. As with the second quarter net sales, the addition of the net sales of SMP Data Communications contributed to the increases in net sales in our commercial markets and the increase in net sales overall for the first half of fiscal year 2009, since SMP Data Communications was acquired on May 30, 2008. However, the gross profit margin associated with those additional net sales of SMP Data Communications diluted our consolidated gross profit margin in the first half of fiscal year 2009 from an estimated 39.0% related to the sale of our fiber optic cable products pre-consolidation.

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

Royalty income, net consists of royalty income earned on licenses associated with our patented products, net of related expenses.

Amortization of intangible assets consists of the amortization of developed technology, trade name and customer list acquired in the acquisition of SMP Data Communications in May of 2008. Amortization of intangible assets is calculated using an accelerated method over the estimated useful lives of the intangible assets.

Other income, net consists of interest income, interest expense, and other miscellaneous income and expense items not directly attributable to our operations.

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended April 30,			Six Months Ended April 30,
			Percent Change			Percent Change
	2009	2008		2009	2008
Net sales	$15,343,000	$13,495,000	13.7%	$30,301,000	$26,157,000	15.8%
Gross profit	5,723,000	5,744,000	(0.4)%	10,511,000	11,077,000	(5.1)%
SG&A expenses	5,812,000	4,396,000	32.2%	11,622,000	8,386,000	38.6%
Net income (loss)	16,000	878,000	(98.2)%	(726,000)	1,740,000	(141.7)%

Three Months Ended April 30, 2009 and 2008

Net Sales

Net sales for the second quarter increased 13.7% to $15.3 million compared to net sales of $13.5 million for the same period in fiscal year 2008. Sequentially, net sales for the second quarter of fiscal year 2009 increased 2.6% compared to net sales of $15.0 million during the first quarter of fiscal 2009.

The increase in net sales during the second quarter of fiscal year 2009 when compared to the same period last year was attributable to increases in both our commercial market and our specialty markets.

Net sales to customers located outside of the United States increased 14.2% in the second quarter of fiscal year 2009 compared to the same period last year, while net sales to customers located in the United States increased 13.5%.

The sale of products historically sold by SMP Data Communications accounted for $2.5 million of our consolidated net sales during the second quarter of fiscal year 2009. Since the acquisition of SMP Data Communications occurred on May 30, 2008, no SMP Data Communications product sales are included in the second quarter of fiscal year 2008.

Exclusive of the net sales generated by products historically associated with SMP Data Communications, net sales to customers located outside of the United States increased 4.6% in the second quarter of fiscal year 2009 compared to the same period last year, while net sales to customers located in the United States decreased 8.7%.

We typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year. We believe this historical seasonality pattern is generally indicative of an overall trend and reflective of the buying patterns and budgetary cycles of our customers. However, this pattern may be substantially altered during any quarter or year by the timing of larger projects or other economic factors impacting our industry or impacting the industries of our customer and end-users. Therefore, while we believe seasonality may be a factor that impacts our quarterly net sales results, we are not able to reliably predict net sales based on seasonality because these other factors can also substantially impact our net sales patterns during the year.

Gross Profit

Our gross profit was $5.7 million for the second quarters of fiscal years 2009 and 2008. Gross profit margin, or gross profit as a percentage of net sales, decreased to 37.3% in the second quarter of fiscal year 2009 from 42.6% in the second quarter of fiscal year 2008. By comparison, gross profit margin was 32.0% in the first quarter of fiscal year 2009.

The primary reason for the decrease when comparing the second quarter of fiscal year 2009 to the second quarter of fiscal year 2008 is the acquisition of SMP Data Communications on May 30, 2008. Specifically, SMP Data Communications has historically had gross profit margin percentages lower than the historical gross profit margins of Optical Cable Corporation. The gross profit margin associated with the sale of connectivity products was 16.0% for the second quarter of fiscal year 2009, while the gross profit margin associated with fiber optic cable sales was 41.4% during the second quarter of fiscal year 2009.

We believe SMP Data Communications will continue to place downward pressure on our historical gross profit margins in future periods. However, at this time, we are unable to determine if this is a trend or predict the amount by which our future gross profit margins will be impacted.

Exclusive of the impact of SMP Data Communications, gross profit decreased 7.3% to $5.3 million for the second quarter of fiscal year 2009, compared to $5.7 million for the same period in fiscal year 2008. Our gross profit margin decreased slightly to 41.4% for the second quarter of fiscal year 2009, compared to 42.6% for the same period last year. Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may deviate from expectations based on both anticipated and unanticipated changes in product mix.

Selling, General, and Administrative Expenses

SG&A expenses increased to $5.8 million in the second quarter of fiscal year 2009 from $4.4 million for the same period last year. SG&A expenses as a percentage of net sales were 37.9% in the second quarter of 2009 compared to 32.6% in the second quarter of 2008. For comparison, SG&A expenses for the first quarter of fiscal year 2009 were $5.8 million and 38.8% as a percentage of net sales for the first quarter.

The increase in SG&A expenses during the second quarter of fiscal year 2009 compared to the same period last year was due primarily to the acquisition of SMP Data Communications and the expenses associated with our start-up business acquired on August 1, 2008 to provide turnkey cabling and connectivity solutions for the datacenter market.

Royalty Income, Net

We recognized royalty income, net of related expenses, totaling $220,000 during the three months ended April 30, 2009. We earn royalty income on licenses associated with patents acquired in the acquisition of SMP Data Communications on May 30, 2008 and, therefore, there was no royalty income recognized during the second quarter of fiscal year 2008.

Amortization of Intangible Assets

We recognized $209,000 of amortization expense, associated with intangible assets, during the three months ended April 30, 2009. The intangible assets were purchased in the acquisition of SMP Data Communications on May 30, 2008 and, therefore, there was no similar amortization recognized in the second quarter of fiscal year 2008.

Other Income (Expense), Net

We recognized other expense, net, in the second quarter of fiscal year 2008 of $167,000 compared to other income, net, of $28,000 in the second quarter of fiscal year 2008. Other income (expense), net is comprised of interest income, interest expense and other miscellaneous items.

Income Before Income Taxes

We reported a loss before income taxes of $244,000 for the second quarter of fiscal year 2009 compared to income before income taxes of $1.4 million for the second quarter of fiscal year 2008. This decrease was primarily due to the increase in SG&A expenses of $1.4 million in the second quarter of fiscal year 2009 compared to the same period in 2008.

Income Tax Expense (Benefit)

Income tax benefit totaled $260,000 for the second quarter of fiscal year 2009 compared to income tax expense of $497,000 for the same period in fiscal year 2008. Our effective tax rate for the second quarter of fiscal year 2009 was 106.6% compared to 36.1% in the second quarter of fiscal year 2008. Our effective tax rate for the second quarter of fiscal year 2009 is significantly higher than the statutory tax rate as a result of differences in the GAAP and tax accounting treatment of certain expenses relative to our projected income before taxes for the year. Generally, fluctuations in our effective tax rates are primarily due to differences in GAAP and tax accounting for various tax deductions and benefits, but can also be significantly different from the statutory tax rate when income before taxes is at a level, generally close to breakeven, that differences in GAAP and tax accounting treatment have a disproportional impact on our projected effective tax rate.

Net Income

Net income for the second quarter of fiscal year 2009 was $16,000 compared to net income of $878,000 for the second quarter of fiscal year 2008. This decrease was due primarily to the decrease in income before income taxes of $1.6 million when comparing the second quarter of fiscal year 2009 with the same period in 2008, partially offset by the recognition of a tax benefit in the second quarter of fiscal year 2009 compared to tax expense in the second quarter of fiscal year 2008.

Six Months Ended April 30, 2009 and 2008

Net Sales

Net sales for the first half of fiscal year 2009 increased 15.8% to $30.3 million compared to net sales of $26.2 million for the same period in fiscal year 2008.

We experienced an increase in net sales during the first half of fiscal year 2009 in our commercial markets compared to the same period last year. The increase in net sales in our commercial markets was partially offset by a decrease in net sales in certain of our specialty markets for the first half of fiscal year 2009.

Net sales to customers located outside of the United States decreased 2.3% in the first half of fiscal year 2009 compared to the same period last year, while net sales to customers located in the United States increased 25.4%.

The sale of products historically sold by SMP Data Communications accounted for $6.3 million of our consolidated net sales during the first half of fiscal year 2009. Since the acquisition of SMP Data Communications occurred on May 30, 2008, no SMP Data Communications product sales are included in the first half of fiscal year 2008.

Exclusive of the net sales generated by products historically associated with SMP Data Communications, net sales to customers located outside of the United States decreased 19.4% in the first half of fiscal year 2009 compared to the same period last year, and net sales to customers located in the United States decreased 2.4%. The decrease in net sales to customers located outside of the United States is primarily due to the fact that we recognized net sales totaling in the aggregate, approximately $1.8 million as the result of two large international orders in the first half of fiscal year 2008 that did not recur in the first half of fiscal year 2009.

We typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year. We believe this historical seasonality pattern is generally indicative of an overall trend and reflective of the buying patterns and budgetary cycles of our customers. However, this pattern may be substantially altered during any quarter or year by the timing of larger projects or other economic factors impacting our industry or impacting the industries of our customer and end-users. While we believe seasonality may be a factor that impacts our quarterly net sales results, we are not able to reliably predict net sales based on seasonality because these other factors can also substantially impact our net sales patterns during the year.

Gross Profit

Our gross profit decreased 5.1% to $10.5 million for the first half of fiscal 2009 from $11.1 million for the same period in fiscal year 2008. Gross profit margin, or gross profit as a percentage of net sales, decreased to 34.7% for the first half of fiscal year 2009 from 42.3% for the same period last year.

The primary reason for the decrease is the acquisition of SMP Data Communications on May 30, 2008. Specifically, SMP Data Communications has historically had gross profit margin percentages lower than the historical gross profit margins of Optical Cable Corporation. The gross profit margin associated with the sale of connectivity products was 18.3% for the first half of fiscal year 2009, while the gross profit margin associated with fiber optic cable sales was 39.0% during the first half of fiscal year 2009.

We believe SMP Data Communications will continue to place downward pressure on our historical gross profit margins in future periods. However, at this time, we are unable to determine if this is a trend or predict the amount by which our future gross profit margins will be impacted.

Exclusive of the impact of SMP Data Communications, gross profit decreased 15.5% to $9.4 million for the first half of fiscal year 2009, compared to $11.1 million for the same period in fiscal year 2008. Our gross profit margin decreased to 39.0% for the first half of fiscal year 2009, compared to 42.3% for the same period last year. We believe the decrease in our gross profit margin, exclusive of the impact of SMP Data Communications, for the first half of fiscal year 2009 related primarily to the fact certain fixed manufacturing costs were spread over lower sales volumes. Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may deviate from expectations based on both anticipated and unanticipated changes in product mix.

Selling, General, and Administrative Expenses

SG&A expenses increased 38.6% to $11.6 million in the first half of 2009 from $8.4 million for the same period last year. SG&A expenses as a percentage of net sales were 38.4% for the six months ended April 30, 2009 compared to 32.1% for the same period in 2008.

The increase in SG&A expenses during the first half of 2009 compared to the same period last year was due primarily to the acquisition of SMP Data Communications and the expenses associated with our start-up business acquired on August 1, 2008 to provide turnkey cabling and connectivity solutions for the datacenter market.

Royalty Income, Net

We recognized royalty income, net of related expenses, totaling $383,000 during the six months ended April 30, 2009. We earn royalty income on licenses associated with patents acquired in the acquisition of SMP Data Communications on May 30, 2008 and, therefore, there was no royalty income recognized during the first half of fiscal year 2008.

Amortization of Intangible Assets

We recognized $418,000 of amortization expense, associated with intangible assets, during the six months ended April 30, 2009. The intangible assets were purchased in the acquisition of SMP Data Communications on May 30, 2008 and, therefore, there was no similar amortization recognized in the first half of fiscal year 2008.

Other Income (Expense), Net

We recognized other expense, net, of $309,000 in the first half of fiscal 2009 compared to other income, net, of $53,000 in the first half of 2008. Other income (expense), net is comprised of interest income, interest expense and other miscellaneous items.

Income (Loss) Before Income Taxes

We reported a loss before income taxes of $1.5 million for the first half of fiscal year 2009 compared to income before income taxes of $2.7 million for the first half of fiscal year 2008. This change was primarily due to the decrease in gross profit of $566,000, the increase in SG&A expenses of $3.2 million and the increase in other expense, net of $362,000 in the first half of fiscal year 2009 compared to the same period in fiscal year 2008.

Income Tax Expense (Benefit)

Income tax benefit totaled $729,000 for the first half of fiscal year 2009 compared to income tax expense of $1.0 million for the same period in fiscal 2008. Our effective tax rate was 50.1% in the first half of 2009 compared to 36.6% in the first half of 2008. Our effective tax rate for the first half of fiscal year 2009 is higher than the statutory tax rate as a result of differences in the GAAP and tax accounting treatment of certain expenses relative to our projected income before taxes for the year. Generally, fluctuations in our effective tax rates are primarily due to differences in GAAP and tax accounting for various tax deductions and benefits, but can also be significantly different from the statutory tax rate when income before taxes is at a level, generally close to breakeven, that differences in GAAP and tax accounting treatment have a disproportional impact on our projected effective tax rate.

Net Income (Loss)

Net loss for the first half of 2009 was $726,000 compared to net income of $1.7 million for the first half of fiscal 2008. This change was due primarily to the loss before taxes experienced in the first half of fiscal year 2009 compared to income before taxes for the comparable period last year, partially offset by the recognition of a tax benefit in the first half of fiscal year 2009 compared to tax expense in the same period last year.

Financial Condition

Total assets decreased $4.3 million, or 7.8%, to $50.5 million at April 30, 2009, from $54.8 million at October 31, 2008. This decrease was primarily due to a $1.0 million decrease in cash and cash equivalents and a $2.4 million decrease in accounts receivable, net partially offset by a $1.1 million increase in income taxes refundable. Further detail regarding the decrease in cash is provided in our discussion of “Liquidity and Capital Resources.” The decrease in accounts receivable, net largely resulted from the decrease in net sales in the second quarter of fiscal year 2009 when compared to the fourth quarter of fiscal year 2008, coupled with the timing of receipt of payments during the quarter and continued efforts to improve collections. The increase in income taxes receivable is due to the increase in our projected effective tax rate for the year, applied to our loss before income taxes for the first half of the year.

Total liabilities decreased $3.6 million, or 18.2%, to $16.4 million at April 30, 2009, from $20.0 million at October 31, 2008. This decrease was primarily due to a $3.3 million decrease in accounts payable and accrued expenses (including accrued compensation and payroll taxes), largely due to the timing of related payments when comparing the two periods.

Total shareholders’ equity at April 30, 2009 decreased $653,000 in the first half of fiscal year 2009. The decrease resulted from the net loss of $726,000 and the repurchase and retirement of 110,000 shares of our common stock for $330,000, partially offset by the impact of share-based compensation, net totaling $404,000.

Liquidity and Capital Resources

Our primary capital needs during the first half of fiscal 2009 have been to fund working capital requirements and capital expenditures as well as the repurchase and retirement of our common stock. Our primary source of capital for these purposes has been existing cash and cash equivalents, cash provided by operations and our bank credit facilities. As of April 30, 2009 and October 31, 2008, we had outstanding loan balances under three of our bank credit facilities totaling $10.9 million and $11.0 million, respectively.

Our cash totaled $2.9 million as of April 30, 2009, a decrease of $1.0 million compared to $3.9 million as of October 31, 2008. The decrease in cash for the six months ended April 30, 2009 primarily resulted from capital expenditures totaling $585,000, investments in other assets totaling $105,000 and the repurchase and retirement of 110,000 shares of our common stock for $330,000, partially offset by net cash provided by operating activities of $423,000.

On April 30, 2009, we had working capital of $23.5 million compared to $23.8 million on October 31, 2008. The ratio of current assets to current liabilities as of April 30, 2009, was 5.7 to 1, compared to 3.9 to 1 as of October 31, 2008. The decrease in working capital when comparing the periods was primarily caused by the $1.0 million decrease in cash and cash equivalents, and the $2.4 million decrease in accounts receivable, net, partially offset by the $3.3 million decrease in accounts payable and accrued expenses (including accrued compensation and payroll taxes).

Net Cash

Net cash provided by operating activities was $423,000 in the first half of fiscal year 2009, compared to $2.4 million in the first half of fiscal year 2008. Net cash provided by operating activities during the first half of fiscal year 2009 primarily resulted from certain adjustments to reconcile net loss to net cash provided by operating activities including depreciation and amortization of $1.6 million and share-based compensation expense of $470,000. Additionally, the decrease in accounts receivable in the amount of $2.4 million further contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by the increase in income taxes refundable of $1.1 million, a decrease in accounts payable and accrued expenses (including accrued compensation and payroll taxes) totaling $2.9 million and a net loss totaling $726,000. Net cash provided by operating activities during the first half of fiscal year 2008 primarily resulted from net income of $1.7 million, plus net adjustments to reconcile net income to net cash provided by operating activities, including depreciation and amortization of $726,000 and share-based compensation expense of $289,000. Additionally, an increase in accounts payable and accrued expenses of $708,000 further contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by the increase in inventories of $1.0 million.

Net cash used in investing activities totaled $690,000 in the first half of fiscal year 2009 compared to $1.4 million in the first half of fiscal year 2008. Net cash used in investing activities during the first half of fiscal year 2009 resulted from purchases of property and equipment and an investment in other assets. Net cash used in investing activities during the first half of fiscal year 2008 resulted primarily from purchases of property and equipment and advances made to a start-up connector company.

Net cash used in financing activities totaled $754,000 in the first half of fiscal year 2009 compared to $36,000 in the first half of fiscal year 2008. Net cash used in financing activities during the first half of fiscal year 2009 resulted primarily from the repurchase and retirement of 110,000 shares of our common stock and the reversal of outstanding checks in excess of funds on deposit.

AOS Loan

On April 22, 2005, we agreed to extend a loan to a start-up connector company, Applied Optical Systems, Inc., (the “Borrower”), specializing in the design, manufacture and sale of connectors and cable assemblies for certain niche markets including military and other harsh environment applications. The Borrower offers complementary products to our product offering and was incorporated in December 2003. The Borrower currently is incurring net losses. As of April 30, 2009 and October 31, 2008, total assets of the Borrower, based on unaudited financial information, was equivalent to approximately 5.6% and 6.0%, respectively, of our consolidated total assets. Total revenue of the Borrower, based on unaudited financial information, was equivalent to approximately 9.4% and 10.2%, respectively, of our consolidated net sales for the three month and the six month periods ended April 30, 2009. Total revenue of the Borrower, based on unaudited financial information, was equivalent to approximately 12.1% and 10.0%, respectively, of our consolidated net sales for the three month and the six month periods ended April 30, 2008.

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

Through April 30, 2009 and October 31, 2008, we advanced a total of $4.3 million, net (including accrued interest and accounts receivable from product sales through January 31, 2007, previously added to the principal balance of the note). The note receivable, which has an extended maturity date of July 31, 2009, is collateralized by all of the Borrower’s tangible and intangible property and bears interest at six percent (6%) per annum. Two of the founders of the Borrower have also personally guaranteed amounts up to two-thirds of the principal balance outstanding on the note receivable plus two-thirds of any accrued interest related to the note receivable. In connection with the loan, we were issued a warrant by the Borrower which, as amended, gives us the right to purchase a fifty-six percent (56%) equity interest in the Borrower on a fully diluted, as converted basis, for a purchase price of $1.5 million. In addition, we were granted the right to purchase all other outstanding equity of the Borrower at various times from 2009 through 2012, at a fixed multiple of trailing earnings before interest and taxes (EBIT), conditioned upon our exercise of the warrant or the Borrower’s failure to repay the loan when due. The note receivable is callable by us at any time. Our rights under the warrant terminate if the warrant is not exercised by July 31, 2009. We are currently in negotiations with the Borrower regarding the potential restructuring of the terms of the note receivable and warrant, including the possibility of exercising the warrant and proceeding more rapidly with the purchase of the remaining outstanding equity of the Borrower, and the terms of such exercise and purchase. These negotiations may or may not be successful and if they are not, other measures, including a further extension of the note and warrant may be considered. The last loan advance was made on September 22, 2008, and we did not make any additional loan advances to the Borrower subsequent to April 30, 2009.

The loan from the Borrower meets the definition of an impaired loan in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended due to the fact that the original maturity date has been extended and periodic interest payments have not been made according to the original terms of the agreement.

We previously obtained a valuation of the collateral and continue to monitor the financial position and results of operations of the Borrower relative to the valuation and have determined that no recognition of an impairment charge is necessary based on the fair value of the collateral. Nonetheless, we discontinued recognizing interest income beginning in the third quarter of fiscal year 2006 related to the loan based on uncertainty as to when the interest would be collected and we have provided an allowance for certain interest income amounts that were recorded as advances on the loan previously.

The recorded investment in the impaired note receivable is $4.4 million as of April 30, 2009 and October 31, 2008. The related allowance for doubtful accounts is $58,000 as of April 30, 2009 and October 31, 2008. There were no additions or write-downs charged to bad debt expense for the three month and six month periods ended April 30, 2009.

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

The Revolving Loan provides up to $6.0 million for our working capital needs and bears interest at LIBOR plus 2.15%, but provides a lower rate option if we maintain specific depository amounts with Valley Bank. We may borrow up to 85% of our consolidated eligible accounts receivable, (excluding foreign accounts receivable), plus 35% of certain consolidated uninsured foreign receivables (or 100% of insured foreign receivables, without duplication) up to a maximum of $1,500,000 plus 25% of our consolidated eligible inventory. The Revolving Loan expires on February 28, 2010. As of April 30, 2009, we had no outstanding borrowings under our Revolving Loan and $6.0 million in available credit.

The Virginia Real Estate Loan was fully funded on May 30, 2008. The Virginia Real Estate Loan accrues interest at 6% and payments of principal and interest are based on a 25 year amortization. Payments on the Virginia Real Estate Loan will be made in 59 equal installments of principal and interest in the amount of $42,241 for the period from July 1, 2008 through May 1, 2013. The balance of the Virginia Real Estate Loan will be due June 1, 2013. As of April 30, 2009, we had outstanding borrowings of $6.4 million under our Virginia Real Estate Loan.

The North Carolina Real Estate Loan was fully funded on May 30, 2008. The North Carolina Real Estate Loan accrues interest at 6% and payments of principal and interest are based on a 25 year amortization. Payments on the North Carolina Real Estate Loan will be made in 59 equal installments of principal and interest in the amount of $14,557 for the period from July 1, 2008 through May 1, 2013. The balance of the North Carolina Real Estate Loan will be due June 1, 2013. As of April 30, 2009, we had outstanding borrowings of $2.2 million under our North Carolina Real Estate Loan.

The Capital Acquisitions Term Loan was fully funded on October 6, 2008 as a precautionary measure to ensure adequate cash flow for us due to uncertain economic conditions relative to the stability of the financial institutions in the United States. The Capital Acquisitions Term Loan bears interest at a fixed rate of 6% and principal and interest payments are amortized over 7 years. Payments on the Capital Acquisitions Term Loan are for interest only for the period from October 6, 2008 through May 1, 2009. The outstanding principal on May 31, 2009 will convert to 72 equal payments of principal and interest, commencing on July 1, 2009. As of April 30, 2009, we had outstanding borrowings of $2.3 million on our Capital Acquisitions Term Loan.

The Credit Facilities are secured by a first priority lien on all of our personal property and assets as well as a first lien deed of trust on our real property, in both cases including the assets of the Company’s subsidiary, SMP Data Communications.

Capital Expenditures

We did not have any material commitments for capital expenditures as of April 30, 2009. During our 2009 fiscal year budgeting process, we included a projected amount for capital expenditures for the fiscal year of $1.75 million. This budget includes projections for capital expenditures for new manufacturing equipment, improvements to existing manufacturing equipment, new information technology equipment and software, upgrades to existing information technology equipment and software, furniture and all other capitalizable expenditures for property, plant and equipment. During the first half of fiscal year 2009, we spent approximately $585,000 on the capital expenditures in the aforementioned categories. These expenditures are funded or are anticipated to be funded out of our working capital or our existing credit facilities. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Historically, we have spent less than our budgeted capital expenditures in any given year.

Corporate acquisitions and other strategic investments are considered outside of our annual capital expenditure budgeting process. On August 1, 2008, we acquired 70% of the authorized membership interests of Centric Solutions LLC, a limited liability company focused on sales of turnkey cabling and connectivity solutions for the datacenter market. The total purchase price for our membership interest, $1.5 million, was paid in full as of April 1, 2009.

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

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2008 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2008 Form 10-K did not change during the period from November 1, 2008 through April 30, 2009.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition-date fair values the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree. In the case of a bargain purchase, the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. SFAS 141(R) becomes effective for acquisitions during fiscal annual reporting periods beginning after December 15, 2008, and therefore, would be effective for us during fiscal year 2010. We are currently evaluating the impact of SFAS 141(R).

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements or nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The Statement will be effective 60 days following the SEC’s approval of the PCAOB’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of the Statement is not expected to have any impact on our results of operations, financial position or liquidity.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS 107-1”). FSP FAS 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 will be effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 is not expected to have any impact on our results of operations, financial position or liquidity.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer, (principal financial officer) the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2009. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2009 and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its common stock for the three months ended April 30, 2009:

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
February 1, 2009 – February 28, 2009	—	—	—	42,303

March 1, 2009 – March 31, 2009	2,200	2.21	—	40,103

April 1, 2009 – April 30, 2009	—	—	—	40,103

(1)	On March 26, 2007, the Company’s Board of Directors approved a plan to purchase and retire up to 300,100 shares of the Company’s common stock, or approximately 5% of the shares then outstanding. The Company anticipated that the purchases would be made over a 12-month period, but there is no definite time period for repurchase. For the three month period ended April 30, 2009, the Company repurchased and retired 2,200 shares of its outstanding common stock. The repurchase, including brokerage fees, totaled approximately $4,860. General applicable guidelines and restrictions, including volume limitations, by the SEC regarding purchases of common stock limit the Company’s ability to repurchase shares. Nonetheless, the Company is committed to making purchases pursuant to its stock repurchase plan in accordance with applicable guidelines. As of April 30, 2009, 6,564,201 shares of the Company’s common stock were outstanding.
(2)	The average price paid per share set forth above includes the purchase price paid for the shares, and brokerage fees paid by the Company. The average purchase price per share (excluding brokerage fees) paid by the Company for the three months ended April 30, 2009 was $2.18.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The following information is furnished for matters submitted to a vote of security holders during the three months ended April 30, 2009:

(a)	The Annual Meeting of Shareholders of Optical Cable Corporation was held on March 31, 2009.

(b)	The name of each director elected at the meeting follows:

Neil D. Wilkin, Jr.

Randall H. Frazier

John M. Holland

Craig H. Weber

John B. Williamson, III

The above-named directors constitute the entire board of directors and there are no other directors continuing their term who were not up for re-election.

(c)	A brief description of each matter voted upon at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, including a separate tabulation with respect to each nominee for office follows:

1.	To elect the following five directors to serve for the terms of office specified in the proxy statement and until their successors are duly elected and qualified.

Director	Votes for	Votes abstaining
Neil D. Wilkin, Jr.	4,531,496	815,277
Randall H. Frazier	5,245,951	100,822
John M. Holland	4,183,931	1,162,842
Craig H. Weber	5,245,929	100,844
John. B. Williamson, III	5,165,263	181,510

2.	To ratify the selection of KPMG LLP as the independent registered public accounting firm for the Company.

Votes for	Votes against	Votes abstaining	Broker non-votes
5,281,387	50,307	15,079	—

PART II. OTHER INFORMATION

Item 5.	Other Information

On May 28, 2009, Optical Cable Corporation (“OCC”) and Applied Optical Systems, Inc. (“AOS”), again agreed to extend the maturity date of OCC’s loan to AOS and the exercise date of the related warrant issued by AOS to OCC (giving OCC the right to acquire up to 56% equity interest in AOS for a purchase price of $1.5 million) from May 31, 2009 to July 31, 2009.

As previously disclosed, OCC is currently in negotiations with AOS regarding the potential restructuring of the terms of the loan and warrant, including the possibility of exercising the warrant and proceeding more rapidly with OCC’s right to purchase the remaining equity of AOS, and the terms of such exercise and purchase. In connection with these negotiations, OCC may seek to acquire all of the capital stock of AOS at the time of the exercise of the warrant.

By way of background, on April 22, 2005, OCC agreed to extend a loan to a start-up connector company, AOS, specializing in the design, manufacture and sale of connectors and cable assemblies for certain niche markets. The loan to, and the related transactions with, AOS was and is part of a strategy to preserve future options for OCC with respect to (i) expansion of its product line offering, (ii) additional channels to market for military and harsh environment fiber optic cable products, and (iii) responding to potential changes to existing strategic partnerships as deemed necessary or appropriate by management in reaction to changes in the competitive landscape (specifically with respect to fiber optic cable products for the military and harsh environment applications).

Further and more complete information regarding OCC’s loan to AOS are set forth herewith in note 5 of the condensed notes to the condensed consolidated financial statements for the three months and six months ended April 30, 2009.

PART II. OTHER INFORMATION

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are filed as part of, and incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: June 12, 2009	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: June 12, 2009	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated May 30, 2008, by and among Optical Cable Corporation, Aurora Merger Corporation, Preformed Line Products Company and Superior Modular Products Incorporated (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 2, 2008).

3.1	Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated herein by reference to Exhibit 1 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

3.2	Bylaws of Optical Cable Corporation, as amended (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.1	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.2	Rights Agreement dated as of November 2, 2001 (incorporated herein by reference to Exhibit 4 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.3	Form of certificate representing preferred share purchase right (incorporated herein by reference to Exhibit 5 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.6	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $6,500,000 (Loan No. 156779) (incorporated herein by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.7	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $2,000,000 (Loan No. 156833) (incorporated herein by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.8	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $5,000,000 (Loan No. 156809) (incorporated herein by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.9	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $2,000,000 (Loan No. 156833) (incorporated herein by reference to Exhibit 4.9 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.10	Credit Line Deed of Trust dated September 22, 2006 between Optical Cable Corporation as Grantor, John T. McCaleb and Catherine J. Hartman as Trustees, and Valley Bank as Lender (incorporated herein by reference to Exhibit 4.10 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.11	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $6,500,000 (Loan No. 156779) (incorporated herein by reference to Exhibit 4.11 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.12	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $5,000,000 (Loan No. 156809) (incorporated herein by reference to Exhibit 4.12 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.13	Amendment to Commercial Loan Agreement dated October 26, 2007 by and between Optical Cable Corporation and Valley Bank (Loan No. 156779) (incorporated herein by reference to Exhibit 4.13 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2007).

4.14	Amendment No. 1 dated February 29, 2008 to the Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $5,000,000 (Loan No. 156809) (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed February 29, 2008).

4.15	Amendment No. 1 dated February 29, 2008 to the Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $2,000,000 (Loan No. 156833) (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed February 29, 2008).

4.16	Credit Agreement dated May 30, 2008 by and between Optical Cable Corporation and Superior Modular Products Incorporated as borrowers and Valley Bank as lender in the amount of $17,000,000 consisting of a Revolver in the amount of $6,000,000; Term Loan A in the amount of $2,240,000; Term Loan B in the amount of $6,500,000; and a Capital Acquisitions Term Loan in the amount of $2,260,000 (incorporated herein by reference to Exhibit 4.16 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.17	Credit Line Deed of Trust dated May 30, 2008 between Optical Cable Corporation as Grantor, LeClairRyan as Trustee and Valley Bank as Beneficiary (incorporated herein by reference to Exhibit 4.17 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.18	Deed of Trust, Security Agreement and Fixtures Filing dated May 30, 2008 by and between Superior Modular Products Incorporated as Grantor, LeClairRyan as Trustee and Valley Bank as Beneficiary (incorporated herein by reference to Exhibit 4.18 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.19	Security Agreement dated May 30, 2008 between Optical Cable Corporation and Superior Modular Products Incorporated and Valley Bank (incorporated herein by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.20	Revolving Loan Note in the amount of $6,000,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.20 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.21	Term Loan A Note in the amount of $2,240,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.22	Term Loan B Note in the amount of $6,500,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.22 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.23	Capital Acquisitions Term Note in the amount of $2,260,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.23 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

10.1*	Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated herein by reference to Exhibit 10.1 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.2*	Employment Agreement dated December 10, 2004 by and between Optical Cable Corporation and Tracy G. Smith (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2005 (file number 0- 27022)).

10.4*	Employment Agreement by and between Superior Modular Products Incorporated and William R. Reynolds effective May 30, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2008 (file number 0-27022)).

10.5*	Optical Cable Corporation Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 1998 (file number 0-27022)).

10.6*	Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-8 No. 333-09733).

10.7*	Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.8*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.9*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.10*	Form of award agreement under the Optical Cable Corporation Amended 2004 Non- Employee Directors Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company Annual Report on Form 10-K for the period ended October 31, 2004).

10.11*	Optical Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.12*	Form of time vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.13*	Form of stock performance vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.14*	Form of operational performance vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.15*	Form of operational performance (Company financial performance measure) vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2007).

10.16	Redemption Agreement by and between Optical Cable Corporation and BB&T Investment Services, Inc. dated March 27, 2007 (incorporated herein by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2007).

10.17*	Amendment No. 1 dated December 31, 2008 to Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 6, 2009).

10.18*	Amendment No. 1 dated December 31, 2008 to Employment Agreement by and between Optical Cable Corporation and Tracy G. Smith effective December 10, 2004 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 6, 2009).

10.19*	Amendment No. 1 dated December 31, 2008 to Employment Agreement by and between Superior Module Products Incorporated and William R. Reynolds effective May 30, 2008 (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 6, 2009).

10.20*	Form of operational performance (Company financial performance measure) vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan. FILED HEREWITH.

11.1	Statement regarding computation of per share earnings (incorporated by reference to note 8 of the Condensed Notes to Condensed Consolidated Financial Statements contained herein).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.