Form 10-Q
period 2009-07-31
OPTICAL CABLE CORP
filed 2009-09-11
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    (1)    Yes  ☒    No  ☐ ,    (2)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act).

Large Accelerated Filer  ☐        Accelerated Filer   ☐         Non-accelerated Filer   ☐        Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 4, 2009, 6,548,967 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Nine Months Ended July 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

OPTICAL CABLE CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	July 31, 2009	October 31, 2008
Assets
Current assets:
Cash and cash equivalents	$3,990,274	$3,910,120
Trade accounts receivable, net of allowance for doubtful accounts of $110,180 at July 31, 2009 and $150,941 at October 31, 2008	9,549,968	12,034,547
Other receivables	627,305	868,359
Income taxes refundable	1,801,372	63,102
Inventories	11,038,963	13,022,260
Prepaid expenses and other assets	476,221	539,448
Deferred income taxes—current	1,029,606	1,484,798

Total current assets	28,513,709	31,922,634
Property and equipment, net	15,112,290	16,128,657
Note receivable	4,380,644	4,336,280
Intangible assets, net	1,433,998	2,250,365
Other assets, net	392,830	199,049

Total assets	$49,833,471	$54,836,985

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$487,943	$262,122
Accounts payable and accrued expenses	3,796,407	5,218,702
Accrued compensation and payroll taxes	804,795	2,677,104

Total current liabilities	5,089,145	8,157,928
Long-term debt, excluding current installments	10,320,937	10,690,979
Deferred income taxes—noncurrent	939,042	946,752
Other non-current liabilities	240,903	209,122

Total liabilities	16,590,027	20,004,781

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 6,548,967 shares at July 31, 2009 and 6,208,861 at October 31, 2008	4,962,275	4,362,267
Retained earnings	28,281,169	30,469,937

Total shareholders’ equity	33,243,444	34,832,204
Commitments and contingencies

Total liabilities and shareholders’ equity	$49,833,471	$54,836,985

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
Net sales	$14,207,364	$16,414,872	$44,508,765	$42,571,717
Cost of goods sold	9,724,677	10,220,447	29,514,973	25,300,534

Gross profit	4,482,687	6,194,425	14,993,792	17,271,183

Selling, general and administrative expenses	5,387,358	5,481,391	17,009,486	13,867,086
Royalty income, net	(296,858)	(283,080)	(679,544)	(283,080)
Amortization of intangible assets	207,587	161,024	625,927	161,024
Loss on impairment of intangible assets	190,440	—	190,440	—

Income (loss) from operations	(1,005,840)	835,090	(2,152,517)	3,526,153

Other expense, net:
Interest income	1,380	18,044	10,807	85,853
Interest expense	(171,376)	(96,380)	(514,073)	(96,380)
Other, net	100	(8,923)	24,731	(23,577)

Other expense, net	(169,896)	(87,259)	(478,535)	(34,104)

Income (loss) before income taxes	(1,175,736)	747,831	(2,631,052)	3,492,049

Income tax expense (benefit)	(67,908)	266,285	(796,739)	1,270,227

Net income (loss)	$(1,107,828)	$481,546	$(1,834,313)	$2,221,822

Net income (loss) per share:
Basic and diluted	$(0.19)	$0.08	$(0.33)	$0.37

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Nine Months Ended July 31, 2009
			Retained Earnings	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balances at October 31, 2008	6,208,861	$4,362,267	$30,469,937	$34,832,204

Share-based compensation, net	457,830	600,008	—	600,008

Repurchase and retirement of common stock (at cost)	(117,724)	—	(354,455)	(354,455)

Net loss	—	—	(1,834,313)	(1,834,313)

Balances at July 31, 2009	6,548,967	$4,962,275	$28,281,169	$33,243,444

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended July 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(1,834,313)	$2,221,822
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,314,743	1,408,634
Bad debt recovery	(15,846)	(40,880)
Deferred income tax expense (benefit)	447,482	(528,030)
Loss on impairment of intangible assets	190,440	—
Share-based compensation expense	691,145	583,564
(Increase) decrease in:
Trade accounts receivable	2,500,425	708,811
Other receivables	241,054	(120,082)
Income taxes refundable	(1,738,270)	—
Inventories	1,983,297	(416,766)
Prepaid expenses and other assets	61,358	(389,841)
Other assets, net	7,886	4,071
Increase (decrease) in:
Accounts payable and accrued expenses	(1,084,805)	(134,875)
Accrued compensation and payroll taxes	(1,872,309)	483,386
Income taxes payable	—	(379,150)
Other non-current liabilities	31,781	163,495

Net cash provided by operating activities	1,924,068	3,564,159

Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(643,173)	(693,503)
Investment in other assets	(287,044)	(20,340)
Note receivable	(44,364)	(813,103)
Acquisition of subsidiary, net of cash acquired	—	(11,265,399)

Net cash used in investing activities	(974,581)	(12,792,345)

Cash flows from financing activities:
Reversal of outstanding checks in excess of funds on deposit	(279,520)	—
Payroll taxes withheld and remitted on share-based payments	(91,137)	(52,855)
Proceeds from long-term debt and notes payable to bank	—	8,740,000
Principal payments on long-term debt and notes payable to bank	(144,221)	(10,185)
Payments for financing costs	—	(73,282)
Repurchase of common stock	(354,455)	—

Net cash provided by (used in) financing activities	(869,333)	8,603,678

Net increase (decrease) in cash and cash equivalents	80,154	(624,508)

Cash and cash equivalents at beginning of period	3,910,120	3,138,878

Cash and cash equivalents at end of period	$3,990,274	$2,514,370

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2009

(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2009 are not necessarily indicative of the results for the fiscal year ending October 31, 2009 because the following items, among other things, may impact those results: changes in market conditions, seasonality, changes in technology, competitive conditions, ability of management to execute its business plans, as well as other variables, uncertainties, contingencies and risks set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. For further information, refer to the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2008.

Certain reclassifications have been made to the prior periods’ condensed consolidated statements of operations and condensed consolidated statements of cash flows to place them on a basis comparable with the current periods’ condensed consolidated statements of operations and condensed consolidated statements of cash flows.

(2)	Stock Option Plan and Other Share-Based Compensation

As of July 31, 2009, there were approximately 55,000 remaining shares available for grant under the Optical Cable Corporation 2005 Stock Incentive Plan (the “2005 Plan”).

Share-based compensation expense for employees and Non-employee Directors recognized in the condensed consolidated statements of operations for the three months and nine months ended July 31, 2009 was $221,078 and $691,145, respectively, and for the three months and nine months ended July 31, 2008 was $294,410 and $583,564, respectively, and was entirely related to expense recognized in connection with the vesting of restricted stock awards.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2009

(Unaudited)

Stock option activity during the nine months ended July 31, 2009 is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term (in yrs)
Outstanding and exercisable at October 31, 2008	178,205	$7.59	3.27
Forfeited	(5,501)	$7.20	—

Outstanding and exercisable at July 31, 2009	172,704	$7.61	2.52

Compensation cost related to stock options granted to employees and non-employees prior to July 2002 was fully recognized in fiscal year 2007. Therefore, the Company did not record compensation expense related to its stock option awards during the three months and nine months ended July 31, 2009.

Restricted Stock Awards

The Company has granted, and anticipates granting from time to time, restricted stock awards subject to approval by the Compensation Committee of the Board of Directors.

Restricted stock award activity during the nine months ended July 31, 2009 consisted of restricted share grants totaling 488,120 shares, and 30,290 restricted shares forfeited or withheld for taxes.

As of July 31, 2009, the maximum amount of compensation cost related to unvested equity-based compensation awards in the form of service-based, market condition-based, and operational performance-based shares that the Company will have to recognize over a 3.4 year weighted-average period is $2.4 million.

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the nine months ended July 31, 2009 and 2008 follows:

	Nine Months Ended July 31,
	2009	2008
Balance at beginning of period	$150,941	$246,803
Reserves of acquired subsidiary	—	45,615
Bad debt recovery	(15,846)	(40,880)
Losses charged to allowance	(24,915)	(114,754)
Recoveries added to allowance	—	15,300

Balance at end of period	$110,180	$152,084

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2009

(Unaudited)

(4)	Inventories

Inventories as of July 31, 2009 and October 31, 2008 consisted of the following:

	July 31, 2009	October 31, 2008
Finished goods	$4,200,751	$3,514,015
Work in process	2,102,984	3,044,385
Raw materials	4,479,529	6,146,556
Production supplies	255,699	317,304

Total	$11,038,963	$13,022,260

(5)	Note Receivable

On April 22, 2005, the Company agreed to extend a loan to a start-up connector company, Applied Optical Systems, Inc. (the “Borrower”), that specializes in the design, manufacture and sale of connectors and cable assemblies for certain niche markets, including military and other harsh environment applications. The Borrower offers complementary products to the Company’s product offering and was incorporated in December 2003. The Borrower currently is incurring net losses. The Borrower is not yet generating positive operating cash flows on a consistent basis. As of July 31, 2009 and October 31, 2008, total assets of the Borrower, based on unaudited financial information, was equivalent to approximately 6.3% and 6.0%, respectively, of the Company’s consolidated total assets. Total revenue of the Borrower, based on unaudited financial information, was equivalent to approximately 12.3% and 10.9%, respectively, of the Company’s consolidated net sales for the three month and nine month periods ended July 31, 2009. Total revenue of the Borrower, based on unaudited financial information, was equivalent to approximately 11.2% and 10.5%, respectively, of the Company’s consolidated net sales for the three month and nine month periods ended July 31, 2008.

The Company’s loan to, and related transactions with, the Borrower was and is part of a strategy to preserve future options for the Company with respect to (i) expanding of the Company’s product line offering for certain niche markets, (ii) providing additional channels to market for military and harsh environment fiber optic cable products, and (iii) responding to potential changes to existing strategic partnerships as deemed necessary or appropriate by management in reaction to changes in the competitive landscape (specifically with respect to fiber optic cable products for the military and harsh environment applications).

Through July 31, 2009 and October 31, 2008, the Company had advanced a total of $4,380,644 and $4,336,280, net, respectively, (including accrued interest and accounts receivable from product sales through January 31, 2007, previously added to the principal balance of the note). The note receivable, which has an extended maturity date of January 4, 2010 is collateralized by all of the Borrower’s tangible and intangible property and bears interest at six percent (6%) per annum. Two of the founders of the Borrower have also personally guaranteed amounts up to two-thirds of the principal balance outstanding on the note receivable plus two-thirds of any accrued interest related to the note receivable. In connection with the loan, the Company was issued a warrant by the Borrower which, as amended, gives the Company the right to purchase a fifty-six percent (56%) equity interest in the Borrower on a fully diluted, as converted basis, for a purchase price of $1,500,000. In addition, the Company was granted the right to purchase all other outstanding equity of the Borrower at various times from 2009 through 2012, at a fixed multiple of trailing earnings before interest and taxes (EBIT), conditioned upon the Company’s exercise of

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2009

(Unaudited)

the warrant or the Borrower’s failure to repay the loan when due. The note receivable is callable by the Company at any time. The Company’s rights under the warrant terminate if the warrant is not exercised by January 4, 2010. The Company is currently in negotiations with the Borrower regarding the potential restructuring of the terms of the note receivable and warrant, including the possibility of exercising the warrant and proceeding more rapidly with the purchase of the remaining outstanding equity of the Borrower, and the terms of such exercise and purchase. These negotiations may or may not be successful and if they are not, other measures, including a further extension of the note and warrant may be considered. Subsequent to July 31, 2009, the Company made additional advances to the Borrower totaling $98,000.

The loan from the Borrower meets the definition of an impaired loan in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended, due to the fact that the original maturity date has been extended and periodic interest payments have not been made according to the original terms of the agreement.

The Company previously obtained a valuation of the collateral and continues to monitor the financial position and results of operations of the Borrower to the valuation and has determined that no recognition of an impairment charge is necessary based on the fair value of the collateral. Nonetheless, the Company discontinued recognizing interest income beginning in the third quarter of fiscal year 2006 related to the loan based on uncertainty as to when the interest would be collected, and the Company has provided an allowance for certain accrued interest income amounts that were recorded as advances on the loan previously.

The recorded investment in the impaired note receivable is $4,438,345 and $4,393,981, respectively, as of July 31, 2009 and October 31, 2008. The related allowance for doubtful accounts is $57,701 as of July 31, 2009 and October 31, 2008. There were no additions or write-downs charged to bad debt expense for the three month and nine month periods ended July 31, 2009 related to the note receivable.

The Company sold fiber optic cables to the Borrower totaling $321,295 and $743,893, respectively, during the three and nine months ended July 31, 2009. The Company sold fiber optic cables to the Borrower totaling $91,699 and $514,525, respectively, during the three and nine months ended July 31, 2008. These amounts are included in trade accounts receivable, net to the extent they have not been settled as of July 31, 2009 and 2008.

As of July 31, 2009 and October 31, 2008, $873,296 and $324,740, respectively, is included in trade accounts receivable, net related to sales by the Company to the Borrower. There are no specifically identified amounts included in the allowance for doubtful accounts related to these trade accounts receivable of the Borrower.

(6)	Product Warranties

As of July 31, 2009 and October 31, 2008, the Company’s accrual for estimated product warranty claims totaled $315,000 and $210,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense for the three months and nine months ended July 31, 2009 totaled $29,769 and $285,159, respectively. Warranty claims expense for the three months and nine months ended July 31, 2008 totaled $125,456 and $210,975, respectively.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2009

(Unaudited)

The following table summarizes the changes in the Company’s accrual for product warranties during the nine months ended July 31, 2009 and 2008:

	Nine Months Ended July 31,
	2009	2008
Balance at beginning of period	$210,000	$75,000
Liabilities accrued for warranties issued during the period	257,491	178,343
Warranty claims and costs paid during the period	(180,159)	(135,975)
Changes in liability for pre-existing warranties during the period	27,668	32,632

Balance at end of period	$315,000	$150,000

(7)	Long-term Debt and Notes Payable to Bank

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

Long-term debt as of July 31, 2009 and October 31, 2008 consists of the following:

	July 31, 2009	October 31, 2008
Virginia Real Estate Loan ($6.5 million principal) payable in monthly installments of $42,241, including interest (at 6.0%), with final payment of $5,896,867 due June 1, 2013	$6,377,384	$6,465,121
North Carolina Real Estate Loan ($2.24 million principal) payable in monthly installments of $14,557, including interest (at 6.0%), with final payment of $2,032,150 due June 1, 2013	2,197,745	2,227,980
Capital Acquisitions Term Loan ($2.26 million principal) payable in monthly installments of $37,549, including interest (at 6.0%) with final payment due June 1, 2015	2,233,751	2,260,000

Total long-term debt	10,808,880	10,953,101
Less current installments	487,943	262,122

Long-term debt, excluding current installments	$10,320,937	$10,690,979

The Revolving Loan provides up to $6.0 million for the Company’s working capital needs and bears interest at LIBOR plus 2.15%, but provides a lower rate option if the Company maintains specific depository amounts with Valley Bank. The Company may borrow up to 85% of the Company’s consolidated eligible accounts receivable, (excluding foreign accounts receivable), plus 35% of certain consolidated uninsured foreign receivables (or 100% of insured foreign receivables, without duplication) up to a maximum of $1.5 million plus 25% of the Company’s consolidated eligible inventory. The Revolving Loan expires on February 28, 2010. As of July 31, 2009, the Company had no outstanding borrowings on its Revolving Loan and, as a result, $6.0 million in available credit.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2009

(Unaudited)

The Credit Facilities are secured by a first priority lien on all of the Company’s personal property and assets as well as a first lien deed of trust on the Company’s real property, in both cases including the assets of SMP Data Communications.

(8)	Fair Value of Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, trade accounts receivable, income taxes refundable, other receivables, accounts payable and accrued expenses, including accrued compensation and payroll taxes, income taxes payable and the current installments of long-term debt, approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s long-term debt, excluding current installments, approximates the fair value based on similar long-term debt issues available to the Company as of July 31, 2009.

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

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

Three Months Ended July 31, 2009	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic net loss per share	$(1,107,828)	5,832,291	$(0.19)

Effect of dilutive stock options	—	—

Diluted net loss per share	$(1,107,828)	5,832,291	$(0.19)

Three Months Ended July 31, 2008	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$481,546	6,042,839	$0.08

Effect of dilutive stock options	—	1,224

Diluted net income per share	$481,546	6,044,063	$0.08

Nine Months Ended July 31, 2009	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic net loss per share	$(1,834,313)	5,549,391	$(0.33)

Effect of dilutive stock options	—	—

Diluted net loss per share	$(1,834,313)	5,549,391	$(0.33)

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2009

(Unaudited)

Nine Months Ended July 31, 2008	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$2,221,822	6,061,766	$0.37

Effect of dilutive stock options	—	213

Diluted net income per share	$2,221,822	6,061,979	$0.37

Stock options that could potentially dilute net income (loss) per share in the future that were not included in the computation of diluted net income (loss) per share (because to do so would have been antidilutive for the periods presented) totaled 172,705 for the three months and nine months ended July 31, 2009 and 177,893 for the three months and nine months ended July 31, 2008. Unvested shares as of July 31, 2009, totaling 729,982, were not included in the computation of basic and diluted net loss per share for the three months and nine months ended July 31, 2009 (because to do so would have been antidilutive for those periods).

(10)	Shareholders’ Equity

On March 26, 2007, the Company’s Board of Directors approved a plan to purchase and retire up to 300,100 shares of the Company’s common stock, or approximately 5% of the shares then outstanding. The Company anticipated that the purchases would be made over a 12-month period, but there is no definite time period for repurchase. As of July 31, 2009, the Company had repurchased and retired a total of 268,097 shares of its outstanding common stock. The repurchase of these shares and the costs associated with the repurchase, including brokerage and legal fees, totaled $1,113,504. As of July 31, 2009, 6,548,967 shares of the Company’s common stock were outstanding.

(11)	Segment Information and Business and Credit Concentrations

The Company has a single reportable segment for purposes of segment reporting, exclusive of Centric Solutions LLC (“Majority-owned Subsidiary”). For the three month and nine month periods ended July 31, 2009, the Majority-owned Subsidiary generated revenues totaling $50,766 and incurred operating losses of $247,979 and $704,313, respectively, all of which were absorbed by the Company in consolidation as the owners of the minority interest do not currently have positive equity accounts required by the Operating Agreement to enable them to share in operating losses. Total assets of the Majority-owned Subsidiary of approximately $694,000 and $1.3 million are included in the total consolidated assets of the Company as of July 31, 2009 and October 31, 2008, respectively.

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of July 31, 2009 and October 31, 2008 have been adequately provided for in the condensed consolidated financial statements.

For the three months ended July 31, 2009 and 2008, 13.7% and 12.9%, respectively, of consolidated net sales were attributable to one major domestic distributor. For the nine months ended July 31, 2009 and 2008, 12.0% and 11.2%, respectively, of consolidated net sales were attributable to one major domestic distributor. No other single customer accounted for more than 10% of the Company’s consolidated net sales during the three months ended July 31, 2009 or 2008 or the nine months ended July 31, 2009 or 2008. For the nine months ended July 31, 2009 and 2008, approximately 73% and 67%, respectively, of consolidated net sales were from customers located in the United States, and approximately 27% and 33%, respectively, were from customers outside of the United States.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2009

(Unaudited)

(12)	Commitments and contingencies

On July 1, 2009, the Company entered into an operating lease agreement for approximately 21,000 square feet of office and manufacturing space in Plano, Texas with a term of five years. Concurrently, the Company entered into a sub-lease agreement with Applied Optical Systems, Inc. (see note 5) to sub-lease the space from the Company as a subtenant. The lease and sub-lease will not become effective until the Company’s subtenant is able to occupy the premises, which is expected to occur subsequent to the completion of certain leasehold improvements by the landlord during the Company’s fourth quarter of fiscal year 2009. The minimum rent payments, including rent holidays, will be recognized on a straight-line basis over the term of the lease and will be offset by rental income received by the subtenant

From time to time, the Company is involved in various claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

(13)	Impairment of Long-lived Assets

The Company’s long-lived assets consist of property and equipment and acquired intangible assets. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the recoverability of long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use and eventual disposition of the asset. In the event such cash flows are not expected to be sufficient to recover the carrying value of the asset, the Company records a loss equal to the excess of the asset’s carrying value over its fair value. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset.

In connection with the SMP Data Communications acquisition on May 30, 2008, the Company acquired the SMP trade name which was capitalized as part of the purchase price allocation process. During the quarter ended July 31, 2009, the Company decided to discontinue marketing its connectivity products under the SMP Data Communications trade name. Therefore, during the quarter ended July 31, 2009, the Company recorded a non-cash impairment charge in the amount of $190,440 to write-off the carrying value of the trade name since the Company believes it no longer has fair value.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2009

(Unaudited)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The adoption of this Statement effective November 1, 2008, did not have any impact on the Company’s results of operations, financial position or liquidity.

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

Three Months and Nine Months Ended July 31, 2009

(Unaudited)

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

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS 107-1”). FSP FAS 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 for the quarter ended July 31, 2009 and has included the related disclosures in note 8.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”). SFAS 165 sets forth general standards of accounting for and disclosures of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS 165 for the quarter ended July 31, 2009. The Company evaluated subsequent events through September 11, 2009, the date on which the financial statements were issued.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (“FIN 46 (R)”) and requires entities to perform an analysis: (1) to determine whether the entity’s variable interest(s) give it a controlling financial interest in a variable entity; (2) to require ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity; (3) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (4) to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and (5) to require enhanced disclosures that will provide users of financial statements with more transparent information about an entity’s involvement in a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact of SFAS 167.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2009

(Unaudited)

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 replaces SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements for interim and annual reporting periods ending after September 15, 2009. As the Codification is not intended to change or alter existing GAAP, it is not expected to have any impact on the Company’s results of operations, financial position or liquidity. However, SFAS 168 will have an impact on the Company’s financial statement disclosures since all future references to authoritative accounting literature will be in accordance with SFAS 168.

There are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to its financial position, operating results or financial statement disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to variables, uncertainties, contingencies and risks that may cause actual events to differ materially from our expectations, and such variables, uncertainties, contingencies and risks may adversely affect the Company and the Company’s future results of operations and future financial condition. Factors that could cause or contribute to such differences from our expectations or could adversely affect the Company include, but are not limited to, the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate and/or government spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber, copper, gold and other precious metals, and plastics and other materials affected by petroleum product pricing); fluctuations in transportation costs; our dependence on customized equipment for the manufacture of our products and a limited number of production facilities; our ability to protect our proprietary manufacturing technology; our ability to replace royalty income as existing patented and licensed products expire by developing and licensing new products; market conditions influencing prices or pricing; our dependence on a limited number of suppliers; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in regulatory reviews and audits and potential regulatory reviews and audits; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences for competing technologies, relative to our product offering; economic conditions that affect the telecommunications sector, certain technology sectors or the economy as a whole; changes in demand of our products from certain competitors for which we provide private labeled connectivity products; terrorist attacks or acts of war, and any current or potential future military conflicts; changes in the level of military spending by the United States government; ability to retain key personnel; inability to recruit needed personnel; poor labor relations; the inability to successfully integrate the operations of our new subsidiaries; the impact of changes in accounting policies, including those by the Securities and Exchange Commission and the Public Company Accounting Oversight Board; our ability to continue to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; the impact of changes and potential changes in federal laws and regulations adversely affecting our business and/or which result in increases in our direct and indirect costs as we comply with such laws and regulations; impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, making investments in or with, and/or acquiring parties that compete with and/or have conflicts with customers of ours; impact of weather or natural disasters in the areas of the world in which we operate and market our products; economic downturns and/or changes in market demand, exchange rates, productivity, or market and economic conditions in the areas of the world in which we operate and market our products, and our success in managing the risks involved in the foregoing.

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

Our combined product offerings are exceptionally complementary. While Optical Cable Corporation and SMP Data Communications are separate legal entities, we go to market as one company, offering a comprehensive and integrated suite of high quality, warranted cabling and connectivity products, primarily for the enterprise market. In addition to the integrated management of sales and marketing functions, a number of other functions are integrated under a single management structure, including accounting, finance, information technology and human resources. At the current time, manufacturing, engineering and quality are managed separately at our two facilities.

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

Summary of Company Performance for Third Quarter 2009

During the third quarter of fiscal year 2009, consolidated net sales decreased 13.4% to $14.2 million compared to $16.4 million for the same period last year. Gross profit decreased 27.6% to $4.5 million for the third quarter of fiscal year 2009 compared to $6.2 million for the same period last year. We reported a net loss of $1.1 million, or $0.19 per share, during the third quarter of fiscal year 2009, compared to net income of $482,000, or $0.08 per share, for the comparable period last year.

We experienced a decrease in net sales during the third quarter of fiscal year 2009 in both our commercial markets and our specialty markets compared to the same period last year. The gross profit margin associated with net sales of SMP Data Communications products diluted our consolidated gross profit margin in the third quarter of fiscal year 2009 from an estimated 36.3% related to the sale of our fiber optic cable products pre-consolidation.

For the nine months ended July 31, 2009, net sales increased 4.6% to $44.5 million compared to $42.6 million for the same period last year. Gross profit decreased 13.2% to $15.0 million compared to $17.3 million for the same period last year. We reported a net loss of $1.8 million, or $0.33 per share, during the first nine months of fiscal year 2009, compared to net income of $2.2 million, or $0.37 per share, for the same period last year.

We experienced an increase in net sales during the first nine months of fiscal year 2009 in our commercial markets compared to the same period last year. The increase in net sales in our commercial markets was offset by a decrease in net sales in certain of our specialty markets for the first nine months of fiscal year 2009. The addition of the net sales of SMP Data Communications products contributed to the increases in net sales in our commercial markets and the increase in net sales overall for the first nine months of fiscal year 2009. However, the gross profit margin associated with those additional net sales of SMP Data Communications diluted our consolidated gross profit margin in the first nine months of fiscal year 2009 from an estimated 38.2% related to the sale of our fiber optic cable products.

Like others in our industry, during fiscal year 2009 we have been experiencing the adverse effects of one of the worst world-wide economic recessions since the Great Depression of the 1930s.

However, we believe we are outperforming industry trends as the relative decrease in our revenues during the third quarter of fiscal 2009 and the nine months ended July 31, 2009, compares favorably to relative decreases in revenues in the industry, based on publicly available data.

As you would expect, Optical Cable Corporation has taken actions to cut expenses as a result of the current economic environment, including reducing our workforce by approximately 10% in aggregate at our manufacturing facilities—which mainly occurred during the third fiscal quarter and the beginning of the fourth fiscal quarter of this year.

We plan to continue to take the actions we believe appropriate to improve our financial performance as quickly as possible, without jeopardizing the execution of our long-term strategy.

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

Amortization of intangible assets consists of the amortization of developed technology, trade name and customer list acquired in the acquisition of SMP Data Communications in May of 2008. Amortization of intangible assets is calculated using an accelerated method over the estimated useful lives of the intangible assets. During the quarter ended July 31, 2009, we decided to discontinue marketing our connectivity products under the SMP Data Communications trade name and, as a result, we recognized an impairment charge of $190,000 to eliminate the carrying value of the trade name asset.

Other income, net consists of interest income, interest expense, and other miscellaneous income and expense items not directly attributable to our operations.

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended July 31,		Percent Change		Nine Months Ended July 31,		Percent Change
	2009	2008			2009	2008
Net sales	$14,207,000	$16,415,000	(13.4	) %	$44,509,000	$42,572,000	4.6%
Gross profit	4,483,000	6,194,000	(27.6	) %	14,994,000	17,271,000	(13.2)%
SG&A expenses	5,387,000	5,481,000	(1.7	) %	17,009,000	13,867,000	22.7%
Net income (loss)	(1,108,000)	482,000	(330.1	) %	(1,834,000)	2,222,000	(182.6)%

Three Months Ended July 31, 2009 and 2008

Net Sales

Net sales for the third quarter of fiscal year 2009 decreased 13.4% to $14.2 million compared to net sales of $16.4 million for the same period in fiscal year 2008. The decrease in net sales during the third quarter of fiscal year 2009 when compared to the same period last year was attributable to decreases in both our commercial market and our specialty markets as a result of the current global economic recession.

Net sales to customers located outside of the United States decreased 35.3% in the third quarter of fiscal year 2009 compared to the same period last year, and net sales to customers located in the United States decreased 4.1%. We believe the primary reason for the decrease in net sales to customers located outside of the United States is related to the negative impact of the global economic downturn, particularly in areas of the world where the effect of the downturn is more profound such as Latin America and certain parts of the Asia-Pacific region.

The sale of SMP Data Communications products accounted for $3.4 million of our consolidated net sales during the third quarter of fiscal year 2009, compared to $3.3 million for the two months after the acquisition included in our consolidated results during the same period last year.

Exclusive of the net sales generated by SMP Data Communications products, net sales of our fiber optic cable products decreased 17.4% during the third quarter of fiscal year 2009, compared to the same period last year.

Like others in our industry, during our third fiscal quarter of 2009 we experienced the adverse effects of one of the worst world-wide economic recessions since the Great Depression of the 1930s.

However, we believe we are outperforming industry trends as the relative decrease in our revenues during the third quarter of fiscal 2009 compares favorably to relative decreases in revenues in the industry, based on publicly available data.

We typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year. We believe this historical seasonality pattern is generally indicative of an overall trend and reflective of the buying patterns and budgetary cycles of our customers. However, this pattern may be substantially altered during any quarter or year by the timing of larger projects or other economic factors impacting our industry or impacting the industries of our customer and end-users. Therefore, while we believe seasonality may be a factor that impacts our quarterly net sales results, we are not able to reliably predict net sales based on seasonality because these other factors can also substantially impact our net sales patterns during the year. During the third quarter of fiscal year 2009, by way of example, we believe global economic weakness has negatively impacted the seasonal increase we typically experience during the second half of our fiscal year and this trend may continue into the fourth quarter of fiscal year 2009.

Gross Profit

Our gross profit decreased 27.6% to $4.5 million in the third quarter of fiscal year 2009, compared to $6.2 million in the third quarter of fiscal year 2008. Gross profit margin, or gross profit as a percentage of net sales, decreased to 31.6% in the third quarter of fiscal year 2009 from 37.7% in the third quarter of fiscal year 2008. By comparison, gross profit margin was 32.0% and 37.3%, respectively, in the first and second quarters of fiscal year 2009.

The primary reason for the decrease when comparing the third quarter of fiscal year 2009 to the third quarter of fiscal year 2008 is that certain fixed manufacturing costs were spread over lower sales volumes at our manufacturing facilities in Roanoke, Virginia and near Asheville, North Carolina in the third quarter of fiscal year 2009 than in the third quarter of fiscal year 2008.

Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may deviate from expectations based on both anticipated and unanticipated changes in product mix.

Selling, General, and Administrative Expenses

SG&A expenses decreased to $5.4 million in the third quarter of fiscal year 2009 from $5.5 million for the same period last year. SG&A expenses as a percentage of net sales were 37.9% in the third quarter of 2009 compared to 33.4% in the third quarter of 2008. By comparison, SG&A expenses were $5.8 million and 38.8% as a percentage of net sales for the first quarter, and $5.8 million and 37.9% as a percentage of net sales for the second quarter of fiscal year 2009.

The decrease in SG&A expenses during the third quarter of fiscal year 2009 compared to the same period last year was primarily due to decreased employee compensation costs. Compensation costs have decreased when comparing the third quarter of fiscal year 2009 to the comparable period in fiscal year 2008 largely as a result of a decrease in amounts accrued for potential employee performance-based incentives based on our financial results during the third quarter of fiscal year 2009 compared to the same period last year. The decrease in employee compensation costs was partially offset by the acquisition of SMP Data Communications, and the SG&A expenses of approximately $365,000 associated with our acquisition on August 1, 2008 of a majority interest in a start-up business to provide turnkey cabling and connectivity solutions for the datacenter market.

Our results have also been negatively impacted by the costs associated with the implementation of certain provisions of Sarbanes-Oxley at our subsidiaries and the on-going costs associated with compliance with the requirements of Sarbanes-Oxley.

Royalty Income, Net

We recognized royalty income, net of related expenses, totaling $297,000 during the three months ended July 31, 2009, compared to royalty income, net of related expenses totaling $283,000 during the three months ended July 31, 2008. This income is largely offset by the expense of the amortization of intangible assets associated with our royalty income, net (as further described below), resulting from the required write-up of intangible assets to fair value when acquired as part of the acquisition of SMP Data Communications on May 30, 2008.

Amortization of Intangible Assets

We recognized $208,000 of amortization expense, associated with intangible assets, during the three months ended July 31, 2009, compared to amortization expense of $161,000 during the three months ended July 31, 2008. The increase in amortization expense when comparing the third quarter of fiscal year 2009 to the third quarter of fiscal year 2008 relates to the fact that only two months of amortization expense were recorded in the third quarter of fiscal year 2008 as a result of the timing of the acquisition of our subsidiary.

Loss on Impairment of Intangible Assets

During the quarter ended July 31, 2009, we decided to discontinue marketing our connectivity products under the SMP Data Communications trade name and to begin to market these products under the names Optical Cable Corporation and OCC. As a result, we determined the trade name asset was impaired and recorded a non-cash, non-recurring impairment charge in the amount of $190,000 during the third quarter of fiscal year 2009.

Other Expense, Net

We recognized other expense, net in the third quarter of fiscal year 2009 of $170,000 compared to other expense, net of $87,000 in the third quarter of fiscal year 2008. Other expense, net is comprised of interest income, interest expense and other miscellaneous items.

Income (Loss) Before Income Taxes

We reported a loss before income taxes of $1.2 million for the third quarter of fiscal year 2009 compared to income before income taxes of $748,000 for the third quarter of fiscal year 2008. This change was primarily due to the decrease in gross profit of $1.7 million in the third quarter of fiscal year 2009 compared to the same period in fiscal year 2008.

Income Tax Expense (Benefit)

Income tax benefit totaled $68,000 for the third quarter of fiscal year 2009 compared to income tax expense of $266,000 for the same period in fiscal year 2008. Our effective tax rate for the third quarter of fiscal year 2009 was 5.8% which is significantly lower than the statutory rate due primarily to a change in our projected results for the year, when considering actual results through the third quarter, and the resulting impact to the tax rate of our unfavorable permanent difference items. Our effective tax rate was 35.6% in the third quarter of fiscal year 2008.

Net Income (Loss)

Net loss for the third quarter of fiscal year 2009 was $1.1 million compared to net income of $482,000 for the third quarter of fiscal year 2008. This change was due primarily to the loss before taxes experienced in the third quarter of fiscal year 2009 compared to income before taxes for the comparable period last year, as well as a lower effective tax rate (and related tax benefit) during the quarter.

Nine Months Ended July 31, 2009 and 2008

Net Sales

Net sales for the nine months of fiscal year 2009 increased 4.6% to $44.5 million compared to net sales of $42.6 million for the same period in fiscal year 2008.

We experienced an increase in net sales during the first nine months of fiscal year 2009 in our commercial markets compared to the same period last year. The increase in net sales in our commercial markets was partially offset by a decrease in net sales in certain of our specialty markets for the first nine months of fiscal year 2009.

Net sales to customers located outside of the United States decreased 13.9% in the first nine months of fiscal year 2009 compared to the same period last year, while net sales to customers located in the United States increased 13.6%.

The sale of SMP Data Communications products accounted for $9.7 million of our consolidated net sales during the first nine months of fiscal year 2009, and accounted for $3.3 million of our consolidated net sales during the first nine months of fiscal year 2008 (after the acquisition of SMP Data Communications on May 30, 2008).

Exclusive of the net sales generated by SMP Data Communications products, net sales of our fiber optic cable products decreased 11.3% during the first nine months of fiscal year 2009, compared to the same period last year. Exclusive of the net sales generated by SMP Data Communications products, net sales to customers located outside of the United States decreased 24.4% in the first nine months of fiscal year 2009 compared to the same period last year, and net sales to customers located in the United States decreased 4.8%. The decrease in net sales to customers located outside of the United States is primarily due to the fact that we recognized net sales totaling in the aggregate, approximately $1.8 million as the result of two large international orders in the first nine months of fiscal year 2008 that did not recur in the first nine months of fiscal year 2009. Additionally, the global economic downturn has contributed to the decrease in net sales to customers located outside of the United States, particularly in areas of the world where the effect of the downturn is more profound such as Latin America and certain parts of the Asia-Pacific region.

Like others in our industry, during the first nine months of fiscal year 2009 we experienced the adverse effects of one of the worst world-wide economic recessions since the Great Depression of the 1930s.

We typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year. We believe this historical seasonality pattern is generally indicative of an overall trend and reflective of the buying patterns and budgetary cycles of our customers. However, this pattern may be substantially altered during any quarter or year by the timing of larger projects or other economic factors impacting our industry or impacting the industries of our customer and end-users. While we believe seasonality may be a factor that impacts our quarterly net sales results, we are not able to reliably predict net sales based on seasonality because these other factors can also substantially impact our net sales patterns during the year. During the third quarter of fiscal year 2009, by way of example, we believe global economic weakness has negatively impacted the seasonal increase we typically experience during the second half of our fiscal year and this trend may continue into the fourth quarter of fiscal year 2009.

However, we believe we are outperforming industry trends as the relative decrease in our revenues during the nine months ended July 31, 2009 compares favorably to relative decreases in revenues in the industry, based on publicly available data.

Gross Profit

Our gross profit decreased 13.2% to $15.0 million for the first nine months of fiscal 2009 from $17.3 million for the same period in fiscal year 2008. Gross profit margin, or gross profit as a percentage of net sales, decreased to 33.7% for the first nine months of fiscal year 2009 from 40.6% for the same period last year.

The primary reason for the decrease is the acquisition of SMP Data Communications on May 30, 2008. Specifically, SMP Data Communications has historically had gross profit margin percentages lower than the historical gross profit margins of Optical Cable Corporation. The gross profit margin associated with the sale of connectivity products was 17.9% for the first nine months of fiscal year 2009, while the gross profit margin associated with fiber optic cable sales was 38.2% during the first nine months of fiscal year 2009. Additionally, gross profit has declined as a result of sales of lower volumes of both connectivity and fiber optic cables due to the global economic downturn. This negatively impacts gross profit margin as certain fixed manufacturing costs are spread over the lower sales volume.

We believe SMP Data Communications will continue to place downward pressure on our historical gross profit margins in future periods. However, at this time, we are unable to determine if this is a trend or predict the amount by which our future gross profit margins will be impacted.

Exclusive of the impact of SMP Data Communications, gross profit decreased 19.8% to $13.3 million for the first nine months of fiscal year 2009, compared to $16.6 million for the same period in fiscal year 2008. Our gross profit margin decreased to 38.2% for the first nine months of fiscal year 2009, compared to 42.2% for the same period last year. We believe the decrease in our gross profit margin, exclusive of the impact of SMP Data Communications, for the first nine months of fiscal year 2009 related primarily to the fact certain fixed manufacturing costs were spread over lower sales volumes. Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may deviate from expectations based on both anticipated and unanticipated changes in product mix.

Selling, General, and Administrative Expenses

SG&A expenses increased 22.7% to $17.0 million in the first nine months of 2009 from $13.9 million for the same period last year. SG&A expenses as a percentage of net sales were 38.2% for the nine months ended July 31, 2009 compared to 32.6% for the same period in 2008.

The increase in SG&A expenses during the first nine months of 2009 compared to the same period last year was due primarily to the acquisition of SMP Data Communications, and the SG&A expenses of approximately $1.1 million associated with our acquisition on August 1, 2008 of a majority interest in a start-up business to provide turnkey cabling and connectivity solutions for the datacenter market.

Our results have also been negatively impacted by the costs associated with the implementation of certain provisions of Sarbanes-Oxley at our subsidiaries and the on-going costs associated with compliance with the requirements of Sarbanes-Oxley.

Royalty Income, Net

We recognized royalty income, net of related expenses, totaling $680,000 during the nine months ended July 31, 2009. We earn royalty income on licenses associated with patents acquired in the acquisition of SMP Data Communications on May 30, 2008 and, therefore, there were only two months of royalty income, totaling $283,000, recognized during the first nine months of fiscal year 2008. This income is largely offset by the expense of the amortization of intangible assets associated with our royalty income, net (as further described below), resulting from the required write-up of intangible assets to fair value when acquired as part of the acquisition of SMP Data Communications on May 30, 2008.

Amortization of Intangible Assets

We recognized $626,000 of amortization expense, associated with intangible assets, during the nine months ended July 31, 2009. The intangible assets were purchased in the acquisition of SMP Data Communications on May 30, 2008 and, therefore, there were only two months of amortization expense, totaling $161,000, recognized in the first nine months of fiscal year 2008.

Loss on Impairment of Intangible Assets

During the nine months ended July 31, 2009, we decided to discontinue marketing our connectivity products under the SMP Data Communications trade name and to begin to market these products under the names Optical Cable Corporation and OCC. As a result, we determined the trade name asset was impaired and recorded a non-cash, non-recurring impairment charge in the amount of $190,000 during the third quarter of fiscal year 2009.

Other Expense, Net

We recognized other expense, net of $479,000 in the first nine months of fiscal 2009 compared to other expense, net of $34,000 in the first nine months of fiscal year 2008. Other expense, net is comprised of interest income, interest expense and other miscellaneous items.

Income (Loss) Before Income Taxes

We reported a loss before income taxes of $2.6 million for the first nine months of fiscal year 2009 compared to income before income taxes of $3.5 million for the first nine months of fiscal year 2008. This change was primarily due to the decrease in gross profit of $2.3 million and the increase in SG&A expenses of $3.1 million in the first nine months of fiscal year 2009 compared to the same period in fiscal year 2008.

Income Tax Expense (Benefit)

Income tax benefit totaled $797,000 for the first nine months of fiscal year 2009 compared to income tax expense of $1.3 million for the same period in fiscal 2008. Our effective tax rate was 30.3% in the first nine months of 2009 compared to 36.4% in the first nine months of 2008. Generally, fluctuations in our effective tax rates are primarily due to the amount and timing of various tax deductions and benefits.

Net Income (Loss)

Net loss for the nine months of fiscal year 2009 was $1.8 million compared to net income of $2.2 million for the first nine months of fiscal year 2008. This change was due primarily to the loss before taxes experienced in the first nine months of fiscal year 2009 compared to income before taxes for the comparable period last year, partially offset by the recognition of a tax benefit in the first nine months of fiscal year 2009 compared to tax expense in the same period last year.

Financial Condition

Total assets decreased $5.0 million, or 9.1%, to $49.8 million at July 31, 2009, from $54.8 million at October 31, 2008. This decrease was primarily due to a $2.5 million decrease in accounts receivable and a $2.0 million decrease in inventories, net partially offset by a $1.7 million increase in income taxes refundable. The decrease in accounts receivable, net largely resulted from the decrease in net sales in the third quarter of fiscal year 2009 when compared to the fourth quarter of fiscal year 2008, coupled with the timing of receipt of payments during the quarter and continued efforts to improve collections. The decrease in inventories is primarily due to an effort to manage inventory levels during periods of lower sales. The increase in income taxes refundable is a result of our projected effective tax rate for the year being applied to our loss before income taxes for the first nine months of the year.

Total liabilities decreased $3.4 million, or 17.1%, to $16.6 million at July 31, 2009, from $20.0 million at October 31, 2008. This decrease was primarily due to a $3.3 million decrease in accounts payable and accrued expenses (including accrued compensation and payroll taxes), largely due to the timing of related payments when comparing the two periods and reduced accruals for items such as incentive compensation.

Total shareholders’ equity at July 31, 2009 decreased $1.6 million in the first nine months of fiscal year 2009. The decrease resulted from the net loss of $1.8 million and the repurchase and retirement of 118,000 shares of our common stock for $354,000, partially offset by the impact of share-based compensation, net totaling $600,000.

Liquidity and Capital Resources

Our primary capital needs during the first nine months of fiscal 2009 have been to fund working capital requirements and capital expenditures as well as the repurchase and retirement of our common stock. Our primary source of capital for these purposes has been existing cash and cash equivalents, cash provided by operations and our bank credit facilities. As of July 31, 2009 and October 31, 2008, we had outstanding loan balances under three of our bank credit facilities totaling $10.8 million and $11.0 million, respectively.

Our cash totaled $4.0 million as of July 31, 2009, an increase of $80,000 compared to $3.9 million as of October 31, 2008. The slight increase in cash for the nine months ended July 31, 2009 primarily resulted from net cash provided by operating activities of $1.9 million, partially offset by capital expenditures totaling $643,000, investments in other assets totaling $287,000 and the repurchase and retirement of 118,000 shares of our common stock for $354,000.

On July 31, 2009, we had working capital of $23.4 million compared to $23.8 million on October 31, 2008. The ratio of current assets to current liabilities as of July 31, 2009, was 5.6 to 1, compared to 3.9 to 1 as of October 31, 2008. The decrease in working capital when comparing the periods was primarily caused by the $2.5 million decrease in accounts receivable and the $2.0 million decrease in inventories, partially offset by the $1.7 million increase in income taxes refundable and the $3.3 million decrease in accounts payable and accrued expenses (including accrued compensation and payroll taxes).

Net Cash

Net cash provided by operating activities was $1.9 million in the first nine months of fiscal year 2009, compared to $3.6 million in the first nine months of fiscal year 2008. Net cash provided by operating activities during the first nine months of fiscal year 2009 primarily resulted from certain adjustments to reconcile net loss to net cash provided by operating activities including depreciation and amortization of $2.3 million and share-based compensation expense of $691,000. Additionally, the decrease in accounts receivable in the amount of $2.5 million and the decrease in inventories in the amount of $2.0 million further contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by the increase in income taxes refundable of $1.7 million, a decrease in accounts payable and accrued expenses (including accrued compensation and payroll taxes) totaling $3.0 million and a net loss totaling $1.8 million. Net cash provided by operating activities during the first nine months of 2008 primarily resulted from net income of $2.2 million plus net adjustments to reconcile net income to net cash provided by operating activities, including depreciation and amortization of $1.4 million and share-based compensation expense of $584,000. Additionally, the decrease in accounts receivable in the amount of $709,000 further contributed to net cash provided by operating activities.

Net cash used in investing activities totaled $975,000 in the first nine months of fiscal year 2009 compared to $12.8 million in the first nine months of fiscal year 2008. Net cash used in investing activities during the first nine months of fiscal year 2009 resulted primarily from purchases of property and equipment and an investment in other assets. Net cash used in investing activities during the first nine months of fiscal year 2008 resulted primarily from the acquisition of SMP Data Communications.

Net cash used in financing activities totaled $869,000 in the first nine months of fiscal year 2009 compared to net cash provided by financing activities of $8.6 million for the first nine months of fiscal year 2008. Net cash used in financing activities during the first nine months of fiscal year 2009 resulted primarily from the repurchase and retirement of 118,000 shares of our common stock and the reversal of outstanding checks in excess of funds on deposit. Net cash provided by financing activities during the first nine months of fiscal year 2008 resulted from proceeds from long-term debt and notes payable to our bank under our credit facilities in the amount of $8.7 million.

AOS Loan

On April 22, 2005, we agreed to extend a loan to a start-up connector company, Applied Optical Systems, Inc., (the “Borrower”), that specializes in the design, manufacture and sale of connectors and cable assemblies for certain niche markets including military and other harsh environment applications. The Borrower offers complementary products to our product offering and was incorporated in December 2003. The Borrower currently is incurring net losses. As of July 31, 2009 and October 31, 2008, total assets of the Borrower, based on unaudited financial information, was equivalent to approximately 6.3% and 6.0%, respectively, of our consolidated total assets. Total revenue of the Borrower, based on unaudited financial information, was equivalent to approximately 12.3% and 10.9%, respectively, of our consolidated net sales for the three month and the nine month periods ended July 31, 2009. Total revenue of the Borrower, based on unaudited financial information, was equivalent to approximately 11.2% and 10.5%, respectively, of our consolidated net sales for the three month and the nine month periods ended July 31, 2008.

Our loan to, and the related transactions with, the Borrower was and is part of a strategy to preserve future options for us with respect to (i) expanding of our product line offering for certain niche markets, (ii) providing additional channels to market for military and harsh environment fiber optic cable products, and (iii) responding to potential changes to existing strategic partnerships as deemed necessary or appropriate by management in reaction to changes in the competitive landscape (specifically with respect to fiber optic cable products for the military and harsh environment applications).

Through July 31, 2009 and October 31, 2008, we advanced a total of $4.4 million and $4.3 million, net, respectively, (including accrued interest and accounts receivable from product sales through January 31, 2007, previously added to the principal balance of the note). The note receivable, which has an extended maturity date of January 4, 2010 is collateralized by all of the Borrower’s tangible and intangible property and bears interest at six percent (6%) per annum. Two of the founders of the Borrower have also personally guaranteed amounts up to two-thirds of the principal balance outstanding on the note receivable plus two-thirds of any accrued interest related to the note receivable. In connection with the loan, we were issued a warrant by the Borrower which, as amended, gives us the right to purchase a fifty-six percent (56%) equity interest in the Borrower on a fully diluted, as converted basis, for a purchase price of $1.5 million. In addition, we were granted the right to purchase all other outstanding equity of the Borrower at various times from 2009 through 2012, at a fixed multiple of trailing earnings before interest and taxes (EBIT), conditioned upon our exercise of the warrant or the Borrower’s failure to repay the loan when due. The note receivable is callable by us at any time. Our rights under the warrant terminate if the warrant is not exercised by January 4, 2010. We are currently in negotiations with the Borrower regarding the potential restructuring of the terms of the note receivable and warrant, including the possibility of exercising the warrant and proceeding more rapidly with the purchase of the remaining outstanding equity of the Borrower, and the terms of such exercise and purchase. These negotiations may or may not be successful and if they are not, other measures, including a further extension of the note and warrant may be considered. Subsequent to July 31, 2009, the Company made additional advances to the Borrower totaling $98,000.

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

The recorded investment in the impaired note receivable is $4.4 million as of July 31, 2009 and October 31, 2008. The related allowance for doubtful accounts is $58,000 as of July 31, 2009 and October 31, 2008. There were no additions or write-downs charged to bad debt expense for the three month and nine month periods ended July 31, 2009.

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

The Revolving Loan provides up to $6.0 million for our working capital needs and bears interest at LIBOR plus 2.15%, but provides a lower rate option if we maintain specific depository amounts with Valley Bank. We may borrow up to 85% of our consolidated eligible accounts receivable, (excluding foreign accounts receivable), plus 35% of certain consolidated uninsured foreign receivables (or 100% of insured foreign receivables, without duplication) up to a maximum of $1.5 million plus 25% of our consolidated eligible inventory. The Revolving Loan expires on February 28, 2010. As of July 31, 2009, we had no outstanding borrowings under our Revolving Loan and $6.0 million in available credit.

The Virginia Real Estate Loan was fully funded on May 30, 2008. The Virginia Real Estate Loan accrues interest at 6% and payments of principal and interest are based on a 25 year amortization. Payments on the Virginia Real Estate Loan will be made in 59 equal installments of principal and interest in the amount of $42,241 for the period from July 1, 2008 through May 1, 2013. The balance of the Virginia Real Estate Loan will be due June 1, 2013. As of July 31, 2009, we had outstanding borrowings of $6.4 million under our Virginia Real Estate Loan.

The North Carolina Real Estate Loan was fully funded on May 30, 2008. The North Carolina Real Estate Loan accrues interest at 6% and payments of principal and interest are based on a 25 year amortization. Payments on the North Carolina Real Estate Loan will be made in 59 equal installments of principal and interest in the amount of $14,557 for the period from July 1, 2008 through May 1, 2013. The balance of the North Carolina Real Estate Loan will be due June 1, 2013. As of July 31, 2009, we had outstanding borrowings of $2.2 million under our North Carolina Real Estate Loan.

The Capital Acquisitions Term Loan was fully funded on October 6, 2008 as a precautionary measure to ensure adequate cash flow for us due to uncertain economic conditions relative to the stability of the financial institutions in the United States. The Capital Acquisitions Term Loan bears interest at a fixed rate of 6% and principal and interest payments are amortized over 7 years. Payments on the Capital Acquisitions Term Loan were for interest only for the period from October 6, 2008 through May 1, 2009. The outstanding principal on May 31, 2009 converted to 72 equal payments of principal and interest, commencing on July 1, 2009. As of July 31, 2009, we had outstanding borrowings of $2.2 million on our Capital Acquisitions Term Loan.

The Credit Facilities are secured by a first priority lien on all of our personal property and assets as well as a first lien deed of trust on our real property, in both cases including the assets of the Company’s subsidiary, SMP Data Communications.

Capital Expenditures

We did not have any material commitments for capital expenditures as of July 31, 2009. During our 2009 fiscal year budgeting process, we included a projected amount for capital expenditures for the fiscal year of $1.75 million. This budget includes projections for capital expenditures for new manufacturing equipment, improvements to existing manufacturing equipment, new information technology equipment and software, upgrades to existing information technology equipment and software, furniture and all other capitalizable expenditures for property, plant and equipment. During the first nine months of fiscal year 2009, we spent approximately $643,000 on the capital expenditures in the aforementioned categories. These expenditures are funded or are anticipated to be funded out of our working capital or our existing credit facilities. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, current cash flow considerations, and economic conditions in general. Historically, we have spent less than our budgeted capital expenditures in any given year.

Corporate acquisitions and other strategic investments are considered outside of our annual capital expenditure budgeting process. On August 1, 2008, we acquired 70% of the authorized membership interests of Centric Solutions LLC, a limited liability company focused on sales of turnkey cabling and connectivity solutions for the datacenter market. The total purchase price for our membership interest, $1.5 million, was paid in full as of July 31, 2009.

Future Cash Flow Considerations

We believe that our cash flow from operations, our cash on hand and our existing or replacement credit facilities will be adequate to fund our operations for at least the next twelve months.

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

As a result, we believe our net sales have generally been impacted by seasonality. We typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year. Since fiscal year 2001, we have seen that this pattern may be substantially altered by the timing of larger projects or other economic factors impacting our industry or impacting the industries of our customers and end-users. While we believe seasonality may be a factor that impacts our quarterly net sales results, we are not able to consistently rely upon this trend since other factors can also substantially impact our net sales patterns during the year. During the third quarter of fiscal year 2009, by way of example, we believe global economic weakness has negatively impacted the seasonal increase we typically experience during the second half of our fiscal year and this trend may continue into the fourth quarter of fiscal year 2009.

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

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2008 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2008 Form 10-K did not change during the period from November 1, 2008 through July 31, 2009.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The adoption of this statement effective November 1, 2008, did not have any impact on our results of operations, financial position or liquidity.

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

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS 107-1”). FSP FAS 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009. We adopted FSP FAS 107-1 for the quarter ended July 31, 2009 and have included the related disclosures in note 8.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”). SFAS 165 sets forth general standards of accounting for and disclosures of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. We adopted SFAS 165 for the quarter ended July 31, 2009. We evaluated subsequent events through September 11, 2009, the date on which the financial statements were issued.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (“FIN 46 (R)”) and requires entities to perform an analysis: (1) to determine whether the entity’s variable interest(s) give it a controlling financial interest in a variable entity; (2) to require ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity; (3) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (4) to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and (5) to require enhanced disclosures that will provide users of financial statements with more transparent information about an entity’s involvement in a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of SFAS 167.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 replaces SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements for interim and annual reporting periods ending after September 15, 2009. As the Codification is not intended to change or alter existing GAAP, it is not expected to have any impact on our results of operations, financial position or liquidity. However, SFAS 168 will have an impact on our financial statement disclosures since all future references to authoritative accounting literature will be in accordance with SFAS 168.

As of September 11, 2009, there are no other new accounting standards issued, but not yet adopted by us, which are expected to be applicable to our financial position, operating results or financial statement disclosures.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer, (principal financial officer) the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2009. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2009 and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its common stock for the three months ended July 31, 2009:

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
May 1, 2009 – May 31, 2009	—	—	—	40,103

June 1, 2009 – June 30, 2009	4,000	3.00	—	36,103

July 1, 2009 – July 31, 2009	4,100	3.08	—	32,003

(1)	On March 26, 2007, the Company’s Board of Directors approved a plan to purchase and retire up to 300,100 shares of the Company’s common stock, or approximately 5% of the shares then outstanding. The Company anticipated that the purchases would be made over a 12-month period, but there is no definite time period for repurchase. For the three month period ended July 31, 2009, the Company repurchased and retired 8,100 shares of its outstanding common stock. The repurchase, including brokerage fees, totaled approximately $24,628. General applicable guidelines, safe harbor rules, and restrictions, including volume limitations, by the SEC regarding purchases of common stock limit the Company’s ability to repurchase shares. Nonetheless, the Company is committed to making purchases pursuant to its stock repurchase plan in accordance with applicable guidelines. As of July 31, 2009, 6,548,967 shares of the Company’s common stock were outstanding.
(2)	The average price paid per share set forth above includes the purchase price paid for the shares, and brokerage fees paid by the Company. The average purchase price per share (excluding brokerage fees) paid by the Company for the three months ended July 31, 2009 was $3.01.

PART II. OTHER INFORMATION

Item 5.	Other Information

On July 29, 2009, Optical Cable Corporation (“OCC”) and Applied Optical Systems, Inc. (“AOS”), agreed to extend the maturity date of OCC’s loan to AOS and the exercise date of the related warrant issued by AOS to OCC (giving OCC the right to acquire up to 56% equity interest in AOS for a purchase price of $1.5 million) from July 31, 2009 to November 1, 2009. On September 9, 2009, OCC and AOS extended the maturity date of OCC’s loan to AOS and the exercise date of the related warranty issued by AOS to OCC from November 1, 2009 to January 4, 2010.

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

By way of background, on April 22, 2005, OCC agreed to extend a loan to a start-up connector company, AOS, specializing in the design, manufacture and sale of connectors and cable assemblies for certain niche markets. The loan to, and the related transactions with, AOS was and is part of a strategy to preserve future options for OCC with respect to (i) expanding of its product line offering, (ii) providing additional channels to market for military and harsh environment fiber optic cable products, and (iii) responding to potential changes to existing strategic partnerships as deemed necessary or appropriate by management in reaction to changes in the competitive landscape (specifically with respect to fiber optic cable products for the military and harsh environment applications).

Further and more complete information regarding OCC’s loan to AOS are set forth herewith in note 5 of the condensed notes to the condensed consolidated financial statements for the three months and nine months ended July 31, 2009.

PART II. OTHER INFORMATION

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are filed as part of, and incorporated by reference into, this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION (Registrant)

Date: September 11, 2009	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: September 11, 2009	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated May 30, 2008, by and among Optical Cable Corporation, Aurora Merger Corporation, Preformed Line Products Company and Superior Modular Products Incorporated (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 2, 2008).

3.1	Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated herein by reference to Exhibit 1 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

3.2	Bylaws of Optical Cable Corporation, as amended (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.1	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.2	Rights Agreement dated as of November 2, 2001 (incorporated herein by reference to Exhibit 4 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.3	Form of certificate representing preferred share purchase right (incorporated herein by reference to Exhibit 5 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.6	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $6,500,000 (Loan No. 156779) (incorporated herein by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.7	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $2,000,000 (Loan No. 156833) (incorporated herein by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.8	Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $5,000,000 (Loan No. 156809) (incorporated herein by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.9	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $2,000,000 (Loan No. 156833) (incorporated herein by reference to Exhibit 4.9 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.10	Credit Line Deed of Trust dated September 22, 2006 between Optical Cable Corporation as Grantor, John T. McCaleb and Catherine J. Hartman as Trustees, and Valley Bank as Lender (incorporated herein by reference to Exhibit 4.10 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.11	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $6,500,000 (Loan No. 156779) (incorporated herein by reference to Exhibit 4.11 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.12	Promissory Note dated September 22, 2006 by Optical Cable Corporation in the amount of $5,000,000 (Loan No. 156809) (incorporated herein by reference to Exhibit 4.12 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2006).

4.13	Amendment to Commercial Loan Agreement dated October 26, 2007 by and between Optical Cable Corporation and Valley Bank (Loan No. 156779) (incorporated herein by reference to Exhibit 4.13 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2007).

4.14	Amendment No. 1 dated February 29, 2008 to the Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $5,000,000 (Loan No. 156809) (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed February 29, 2008).

4.15	Amendment No. 1 dated February 29, 2008 to the Commercial Loan Agreement dated September 22, 2006 by and between Optical Cable Corporation and Valley Bank in the amount of $2,000,000 (Loan No. 156833) (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed February 29, 2008).

4.16	Credit Agreement dated May 30, 2008 by and between Optical Cable Corporation and Superior Modular Products Incorporated as borrowers and Valley Bank as lender in the amount of $17,000,000 consisting of a Revolver in the amount of $6,000,000; Term Loan A in the amount of $2,240,000; Term Loan B in the amount of $6,500,000; and a Capital Acquisitions Term Loan in the amount of $2,260,000 (incorporated herein by reference to Exhibit 4.16 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.17	Credit Line Deed of Trust dated May 30, 2008 between Optical Cable Corporation as Grantor, LeClairRyan as Trustee and Valley Bank as Beneficiary (incorporated herein by reference to Exhibit 4.17 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.18	Deed of Trust, Security Agreement and Fixtures Filing dated May 30, 2008 by and between Superior Modular Products Incorporated as Grantor, LeClairRyan as Trustee and Valley Bank as Beneficiary (incorporated herein by reference to Exhibit 4.18 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.19	Security Agreement dated May 30, 2008 between Optical Cable Corporation and

Superior Modular Products Incorporated and Valley Bank (incorporated herein by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.20	Revolving Loan Note in the amount of $6,000,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.20 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.21	Term Loan A Note in the amount of $2,240,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.22	Term Loan B Note in the amount of $6,500,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.22 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.23	Capital Acquisitions Term Note in the amount of $2,260,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.23 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

10.1*	Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated herein by reference to Exhibit 10.1 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.2*	Employment Agreement dated December 10, 2004 by and between Optical Cable Corporation and Tracy G. Smith (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2005 (file number 0-27022)).

10.4*	Employment Agreement by and between Superior Modular Products Incorporated and William R. Reynolds effective May 30, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2008 (file number 0-27022)).

10.5*	Optical Cable Corporation Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 1998 (file number 0-27022)).

10.6*	Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-8 No. 333-09733).

10.7*	Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.8*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.9*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.10*	Form of award agreement under the Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company Annual Report on Form 10-K for the period ended October 31, 2004).

10.11*	Optical Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.12*	Form of time vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.13*	Form of stock performance vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.14*	Form of operational performance vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.15*	Form of operational performance (Company financial performance measure) vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2007).

10.16	Redemption Agreement by and between Optical Cable Corporation and BB&T Investment Services, Inc. dated March 27, 2007 (incorporated herein by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2007).

10.17*	Amendment No. 1 dated December 31, 2008 to Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 6, 2009).

10.18*	Amendment No. 1 dated December 31, 2008 to Employment Agreement by and between Optical Cable Corporation and Tracy G. Smith effective December 10, 2004 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 6, 2009).

10.19*	Amendment No. 1 dated December 31, 2008 to Employment Agreement by and between Superior Module Products Incorporated and William R. Reynolds effective May 30, 2008 (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 6, 2009).

10.20*	Form of operational performance (Company financial performance measure) vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan. (incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2009).

11.1	Statement regarding computation of per share earnings (incorporated by reference to note 9 of the Condensed Notes to Condensed Consolidated Financial Statements contained herein).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.