Form 10-K
period 2009-10-31
OPTICAL CABLE CORP
filed 2010-01-29
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

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

The aggregate market value of the registrant’s Common Stock, no par value, held by non-affiliates of the registrant (without admitting any person whose shares are not included in determining such value is an affiliate) as of April 30, 2009, the last business day of the Company’s most recent second quarter was $17,268,273 based upon the closing price of these shares as reported by the Nasdaq Global Market on April 30, 2009.

As of January 22, 2010, the Company had outstanding 6,508,821 common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K Report: “Election of Directors,” “Beneficial Ownership of Securities,” “Compensation of Executive Officers,” “Compensation of Directors,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “Code of Ethics,” “Executive Compensation,” “Compensation Committee Report on Executive Compensation,” “Beneficial Ownership of Common Stock,” “Equity Compensation Plans Information,” “Certain Relationships and Related Transactions,” “Independent Registered Public Accounting Firm,” and “Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Registered Public Accounting Firm.” In addition, portions of the Company’s Annual Report filed as exhibit 13.1 to this report on Form 10-K are incorporated by reference in Part II of this Form 10-K Report: “Corporate Information,” “Management’s Discussion and Analysis,” “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” and “Report of Independent Registered Public Accounting Firm.”

OPTICAL CABLE CORPORATION

FORM 10-K

PART I

Item 1.	BUSINESS

Overview

Optical Cable Corporation was incorporated in the Commonwealth of Virginia in 1983. We are headquartered at 5290 Concourse Drive, Roanoke, Virginia 24019 and our telephone number is (540) 265-0690. Optical Cable Corporation, together with our wholly owned subsidiary, Applied Optical Systems, Inc. (“AOS”), has offices, manufacturing and warehouse facilities located in each of Roanoke, Virginia, near Asheville, North Carolina and near Dallas, Texas.

Optical Cable Corporation (or “OCC”) is a leading manufacturer of a broad range of fiber optic and copper data communications cabling and connectivity solutions primarily for the enterprise market, offering an integrated suite of high quality, warranted products which operate as a system solution or seamlessly integrate with other providers’ offerings. OCC’s product offerings include designs for uses ranging from commercial, enterprise network, datacenter, residential and campus installations to customized products for specialty applications and harsh environments, including military, industrial, mining and broadcast applications. OCC products include fiber optic and copper cabling, fiber optic and copper connectors, specialty fiber optic and copper connectors, fiber optic and copper patch cords, racks, cabinets, datacom enclosures, patch panels, face plates, multi-media boxes, and other cable and connectivity management accessories, and are designed to meet the most demanding needs of end-users, delivering a high degree of reliability and outstanding performance characteristics.

OCC is internationally recognized for pioneering the design and production of fiber optic cables for the most demanding military field applications, as well as of fiber optic cables suitable for both indoor and outdoor use, and creating a broad product offering built on the evolution of these fundamental technologies. OCC also is internationally recognized for its role in establishing copper connectivity data communications standards, through its innovative and patented technologies.

OCC primarily manufactures its high quality fiber optic cables at its ISO 9001:2008 registered and MIL-STD-790F certified facility located in Roanoke, Virginia, its high quality commercial connectivity products at its ISO 9001:2008 registered facility located near Asheville, North Carolina, and its high quality military and harsh environment connectivity products and systems at its MIL-STD-790F certified facility located near Dallas, Texas.

Recent Acquisitions

On May 30, 2008, Optical Cable Corporation acquired Superior Modular Products Incorporated, doing business as SMP Data Communications (“SMP Data Communications”). On October 31, 2009, we legally merged SMP Data Communications with and into Optical Cable Corporation, and SMP Data Communications ceased to exist as a separate entity. Our Asheville facility develops copper and fiber passive connectivity hardware components for use in the enterprise market, including a broad range of commercial and residential applications and is the reason OCC is internationally recognized for its role in establishing copper connectivity data communications standards, through its innovative and patented technologies. The products manufactured at our facility near Asheville, North Carolina are marketed and sold under the names Optical Cable Corporation and OCC by our integrated sales team.

On October 31, 2009, Optical Cable Corporation acquired AOS. Founded in 2003, AOS is a wholly owned subsidiary of Optical Cable Corporation that designs, develops and manufactures a broad range of specialty fiber optic connectors and connectivity solutions primarily for use in military and other harsh environment applications. OCC plans to market and sell the products manufactured at our facility near Dallas, Texas under the names Optical Cable Corporation and OCC by our integrated sales team.

OCC’s product offerings as expanded by the acquisitions of SMP Data Communications and AOS are exceptionally complementary and are used together by customers and end-users as part of integrated cabling and connectivity systems.

In August 2008, Optical Cable Corporation acquired 70% of the authorized membership interests of Centric Solutions LLC (“Centric Solutions”). Centric Solutions is a start-up business founded in 2008 to provide turnkey cabling and connectivity solutions for the datacenter market. Centric Solutions operates and goes to market separately from Optical Cable Corporation, however, in some cases, Centric Solutions may include products supplied by Optical Cable Corporation in its product offering.

Optical Cable Corporation, OCC, Superior Modular Products, SMP Data Communications, Applied Optical Systems, and associated logos are trademarks of Optical Cable Corporation.

Products

Optical Cable Corporation and its subsidiaries (collectively, the “Company”) is a leading manufacturer of a broad range of fiber optic and copper data communication cabling and connectivity solutions primarily for the enterprise market, offering an integrated suite of high quality, warranted products which operate as a system solution or seamlessly integrate with other providers’ offerings. OCC’s product offerings include designs for uses ranging from commercial, enterprise network, datacenter, residential and campus installations to customized products for specialty applications and harsh environments, including military, industrial, mining and broadcast applications. OCC products include fiber optic and copper cabling, fiber optic and copper connectors, specialty fiber optic and copper connectors, fiber optic and copper patch cords, racks, cabinets, datacom enclosures, patch panels, face plates, multi-media boxes, and other cable and connectivity management accessories, and are designed to meet the most demanding needs of end-users, delivering a high degree of reliability and outstanding performance characteristics.

Our fiber optic and copper cabling and connectivity products and solutions (predominantly passive, rather than active systems) are used for transmission of data, video and voice communications over various distances.

Fiber Optic Cable Products

We design, manufacture, market and sell a broad array of top-tier fiber optic cables that provide high bandwidth transmission of data, video and voice communications over short- to moderate-distances. Our product line is diverse and versatile, in keeping with evolving application needs of customers within our markets. Our tight-buffered fiber optic cables address the needs of the enterprise market in particular, and to a lesser extent the access market.

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

Other Fiber Optic Cable Types. We believe that we offer the most comprehensive tight-buffered fiber optic cable product offering for the enterprise market. We produce variations on the basic fiber optic cable styles discussed above for more specialized installations, as well as various hybrid and composite cables (some variations are not available for all cable styles or types), and specialty fibers. We can armor fiber optic cables with corrugated steel tape or interlocking armor for further protection in certain installations. We offer cables suitable for underground or overhead installations. For overhead installations on utility poles, we offer several self-supporting fiber optic cables, with higher performance outer jackets, as well as M-Series aerial messenger cables which feature a stainless steel or galvanized steel, self-supporting messengered construction. We have fiber optic cables available in several flammability ratings, including plenum for use in moving air spaces in buildings, and riser for less critical flame-retardant requirements. Zero halogen versions of many of our fiber optic cables are available for use in enclosed spaces where there is concern over release of toxic gases during fire. We offer various hybrid and composite fiber optic cables combining different types of optical fiber and/or copper wires, with copper wires being used as power feeds or to facilitate the transition from copper wire to optical fiber-based systems without further installation of fiber optic cables. Our composite cables include a line of security cables which combine copper power feeds with optical fiber in the cables making them particularly well suited for surveillance cameras and other specialty applications. We also offer specialty fiber optic cables, such as for use in military ground tactical, industrial (including tray cables), mining, deployable broadcast, oil and gas, festoon, pierside and high density datacenter applications. Our product offering further includes fiber optic cables complying with or certified to various standards for specialty applications, such as: U.S. Department of Defense MIL-PRF-85045/8A and U.K. Ministry of Defence Def-Stan 60-1, Part 3 qualifications for military ground tactical fiber optic cable; Det Norske Veritas (DNV) type approval certificate for marine shipboard and offshore platform applications; U.S. Mine Safety and Health Administration (MSHA) approval for use in mines; and American Bureau of Shipping (ABS) type approved cables. Additionally, we offer our customers a variety of customized constructions to meet their specific communication needs.

Copper Datacom Cable Products

We market and sell a wide range of high quality copper datacom cables, including unshielded twisted pair (UTP) and shielded twisted pair (ScTP and FTP constructions), in Category 5e, Category 6 and Category 6a performance ratings, in riser and plenum configurations, and in various colors.

Fiber Optic and Copper Enterprise Connectivity Products

We design, manufacture, market and sell innovative top-tier fiber optic and copper connectivity components for use in a broad range of commercial, military, harsh environment and residential applications. We are internationally recognized for our role in establishing copper connectivity data communication standards, through our innovative and patented technologies.

The following summarizes the major types of fiber optic and copper passive enterprise connectivity products and their attributes; however, we produce many other types of connectivity products as well:

Fiber Optic Enterprise Connectivity Products. Our fiber optic enterprise connectivity products provide a wide range of fiber distribution solutions for the equipment room, the telecommunication closet, the datacenter and the workstation. Our product offering includes wall mount enclosures, rack mount enclosures, pre-terminated enclosures, patch panels, connectors, splice trays, fiber optic jumpers, plug and play cassette modules, pre-terminated fiber optic cable assemblies, adapters, and accessories.

Copper Enterprise Connectivity Products. Our copper enterprise connectivity products offer customers a complete line of copper connectivity components necessary for the equipment room, the telecommunications closet, the datacenter and the workstation. Our products include: category compliant plugs and jacks (including products with patented circuit board technology and products in a standard Keystone or proprietary Bezel configuration), patch cords, faceplates, surface mounted boxes, distribution and multimedia boxes, patch panels, cable assemblies, cable organizers, and other wiring products. Our product offering includes: products compliant with Category 6a, 6 and 5e standards, shielded and unshielded products, and products suitable for certain telco applications. Our product offering also includes patented technologies with unique features, such as our keyed Limited Axcess™ connectors.

Rack Solutions. We offer a complete array of high-performance network, data storage and telecommunications management systems for commercial and residential use. Our rack solutions product line includes data cabinets, wall-mount enclosures, horizontal and vertical cable management systems and open frame relay racks. These products meet the demands of all network segments including LAN, WAN, Metro co-location, POPs and Gateways. Our products serve the equipment, cross-connect and termination needs for copper, fiber optic and coaxial multi-media applications.

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

Applied Interconnect Systems

We design, manufacture, market and sell specialty fiber optic connectors and connectivity components, certain ruggedized copper datacom connectors, and related systems and solutions for the military and harsh environment applications. For deployable applications, we manufacture a full range of tactical fiber optic connectors that conform to U.S. Department of Defense standards, such as MIL-C-83522, MIL-DTL-83526, NAVSEA 7379171, NAVSEA 7379172 products. For fixed fiber optic or applications requiring optical fiber and copper connections in the same connector, we manufacture the F-Link™ family of connector products. We fabricate a wide variety of simplex, duplex and multi-channel fiber optic assemblies for applications as varied as mining, oil & gas, broadcast, industrial and military. Our product offering includes deployable reel systems and ruggedized RJ-45 connectors.

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

Competitive Business Conditions, Positions in the Industry and Methods of Competition

The market for fiber optic cables and data communication connectivity products for the enterprise market and other short- to moderate-distance markets are highly competitive. Our fiber optic cable product lines compete with products of large, integrated fiber optic cable manufacturers such as Corning Cabling Systems, OFS, and Draka Comteq, as well as with other large fiber optic cable manufacturers such as General Cable, Belden, Nexans (doing business as Berk-Tek), CommScope and others. Our fiber optic and copper connectivity product lines compete with products of large fiber optic and copper connectivity manufacturers such as CommScope, Corning Cabling Systems, OFS, Ortronics/Legrand, Panduit, Belden and others. Our military and harsh environment connectivity product lines compete with products of Amphenol Corporation, Delphi and Stran Technologies.

Some of our competitors are more established, benefit from greater market recognition and have much greater financial, research and development, production and marketing resources than we do. Competition could increase if new companies enter the market or if existing competitors expand their product lines.

Compliance with Environmental Laws

We are not aware of any material violations at our facilities of any local, state or federal environmental laws. We have not incurred any material expenditures related to environmental compliance during our 2009 fiscal year. We believe that we have materially complied with all applicable environmental regulations.

Research and Development Activities

Research and development costs totaled $1.2 million for the fiscal year ended October 31, 2009. Research and development costs totaled $528,000 for the fiscal year ended October 31, 2008 and there were no significant research and development costs for fiscal year ended October 31, 2007. Our research and development costs related to work performed in connection with our enterprise connectivity product lines. The product development work with respect to our fiber optic cable products and our applied interconnect systems products is generally performed in response to customer product development requests and is characterized as engineering expense allocated to costs of goods sold and selling, general and administrative expenses, rather than characterized as research and development costs.

Customers

We have a global customer base, selling in over 50 countries in fiscal year 2009. The following is a partial list of representative types of end-users of our fiber optic cables and copper and fiber optic connectivity products:

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

•

Industrial and Manufacturing Facilities. Industrial and manufacturing facilities typically have a more severe environment (often with heavy electrical equipment) than other types of businesses. Fiber optic cable and connectivity in these environments offers immunity to electrical noise, ruggedness, high information carrying capacity and greater distance capability. Such facilities also have need for our copper cabling and connectivity products. Our products are installed in automotive assembly plants, steel plants, chemical and drug facilities, petrochemical facilities and petroleum refineries, mines and other similar environments.

•

Cable Assembly Houses. Cable assembly houses typically manufacture cable assemblies, which are short lengths of cable pre-terminated with connectors. Supporting virtually all segments of the market, these manufacturers consume large quantities of cables and connectivity products. Products sold to customers in this market sometimes may be privately labeled.

•

Military. Our core fiber optic cable technologies enable us to develop and efficiently produce fiber optic cables for military tactical applications that survive extreme mechanical and environmental conditions. We are certified by both the United States Department of Defense (“U.S. DoD”) and the United Kingdom Ministry of Defence as a qualified supplier of ground tactical fiber optic cable. Both our Roanoke and Dallas manufacturing facilities have also been certified by the U.S. DoD as MIL-STD-790F facilities, one of the most respected certifications in the defense industry. We also hold contracts with the U.S. DoD to supply tactical fiber optic cable assemblies, which we sell as fiber optic cables connectorized with qualified military connectors on military reels ready for deployment.

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

Employees

As of October 31, 2009, we employed a total of 311 persons (excluding independent sales representatives and firms and employees of Centric Solutions). None of our employees is represented by a labor union. We have experienced no work stoppages and we continue to take steps we believe appropriate to ensure our employee relations are good.

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

We own our facility near Asheville, North Carolina (in Swannanoa, North Carolina) and the land on which our Asheville facility is located. Our Asheville facility houses administrative offices, our enterprise connectivity manufacturing, our enterprise connectivity product development function and our enterprise connectivity warehouse. Our Asheville facility is situated on approximately 13 acres of land located east of Asheville, North Carolina. The Asheville facility includes two buildings totaling approximately 64,000 square feet.

We lease our facility near Dallas, Texas (in Plano, Texas). Our Dallas facility houses administrative offices, our applied interconnect systems manufacturing and testing operations and warehouse space. Our Dallas facility is located in an industrial complex of suites with expansion options available. The space leased is approximately 21,000 square feet.

We believe that we are currently operating at approximately 50% of our production equipment capacity on average at our manufacturing facilities.

Additional personnel would need to be hired and trained, and additional warehousing space may be needed to utilize our excess production equipment capacity at all of our facilities. We can provide no assurance as to the time required to complete the process of hiring and training personnel or our ability to secure additional warehousing space, necessary to utilize our excess capacity.

Centric Solutions leases a facility near Dallas, Texas (in Coppell, Texas). This Coppell facility houses administrative offices, manufacturing operations and warehouse space. The space leased is approximately 23,000 feet.

Item 3.	LEGAL PROCEEDINGS

Applied Optical Systems (“AOS”) is currently a defendant in a patent infringement lawsuit in the U.S. District Court for the Eastern District of Texas, Marshall Division, styled Fiber Systems International, Inc. v. Applied Optical Systems Inc., Civil Action No. 2:06-cv-473. In the suit, filed November 14, 2006, Fiber Systems International, a subsidiary of Amphenol Corporation (“AFSI”), claimed that specific multi-channel tactical fiber optic connector assemblies that AOS manufactures and sells, directly or indirectly, primarily to the United States Government, infringed certain of the plaintiff’s patent rights. The suit sought monetary damages as well as a permanent injunction enjoining AOS from making sales of the accused products. On November 19, 2009, a jury in the U.S. District Court for the Eastern District of Texas unanimously determined that one of the AOS fiber optic connector designs that was the subject of the suit does not infringe on AFSI’s U.S. Patent 6,305,849. In an earlier U.S. District Court ruling, the two other AOS fiber optic connector designs that were at issue in the suit were found not to infringe on the patent as a matter of law.

The Court, on motion of AFSI, had previously entered a preliminary injunction enjoining AOS from making sales of the accused products. However, the preliminary injunction specifically excludes products sold to the U.S. Government or sold for ultimate delivery to the U.S. Government. A motion to dissolve the preliminary injunction, in light of the jury verdict, is pending before the Court.

Final judgment has not yet been entered in the case because AOS still has counterclaims pending for inequitable conduct and violation of U.S. antitrust laws which were severed from the trial of the infringement issues. These counterclaims are currently set for trial in April 2010. If AOS is successful on these counterclaims it could recover monetary damages and, potentially, recover some or all of the attorney’s fees and expenses it has incurred.

Because no final judgment has been entered, AFSI may still pursue post-trial motions relating to the infringement claims. No such motions have yet been filed, but AFSI has indicated in at least one court filing that it intends to pursue some unspecified post-trial motions which presumably will request the Court to set aside the jury verdict and grant a new trial. Additionally, AFSI could appeal from the final judgment in the case once it is entered. In the event AFSI were to pursue such an appeal, it could be entitled to seek reversal of the District Court’s judgment and request that the appellate court remand the case for a new trial and/or request that the appellate court enter judgment in its favor on the issue of infringement and remand the case for trial only on the issue of damages. Should AOS ultimately prevail on its counterclaims it is anticipated that any appeal by AFSI would also raise issues related to the counterclaims.

In the event either the District Court or the appellate court were to order a new trial, the evidence adduced at the first trial indicated that AFSI’s claimed damages were no more than $160,000 based on certain pretrial rulings by the District Court. The amount of damages sought in a retrial could potentially be higher. Additionally, in the event a new trial were ordered, a finding of infringement could result in entry of a permanent injunction that would preclude AOS from selling the infringing products.

The Company does not believe this matter will have a material adverse effect on the Company’s financial position, results of operations or liquidity.

From time to time, we are involved in other various claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on its financial position, results of operations or liquidity.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended October 31, 2009.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information pertaining to shareholders beneficially owning more than five percent of the Company’s common stock and the security ownership of management, which is set forth under the caption “Beneficial Ownership of Common Stock” in the Proxy Statement for the 2010 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock for the three months ended October 31, 2009:

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plan or programs (1)

August 1, 2009 – August 31, 2009	—	—	—	32,003

September 1, 2009 – September 30, 2009	10,000	$3.13	10,000	22,003

October 1, 2009 – October 31, 2009	22,003	$3.14	22,003	325,848

(1)	On March 26, 2007, the Company’s Board of Directors approved a plan to purchase and retire up to 300,100 shares of the Company’s common stock, or approximately 5% of the shares then outstanding. The Company anticipated that the purchases would be made over a 12-month period, but there was no definite time period for repurchase. For the three month period ended October 31, 2009, the Company repurchased and retired 32,003 shares of its outstanding common stock. The repurchase, including brokerage and legal fees, for the three month period ended October 31, 2009 totaled approximately $100,000. As of October 31, 2009, the Company had completed its plan and repurchased and retired a total of 300,100 of its outstanding common stock. The repurchase of these shares and the costs associated with the repurchase, including brokerage and legal fees, totaled $1,213,748. As of October 31, 2009, 6,508,821 shares of the Company’s common stock were outstanding.
(2)	The average price paid per share set forth above includes the purchase price paid for the shares, and brokerage and legal fees paid by the Company. The average purchase price per share (excluding brokerage and legal fees) paid by the Company for the three months ended October 31, 2009 was $3.11.

The information contained under the caption “Corporate Information” of our Annual Report for the fiscal year ended October 31, 2009, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

On October 16, 2009, our Board of Directors approved a plan to purchase and retire up to 325,848 shares of Optical Cable Corporation’s common stock, or approximately 5% of the shares then outstanding. We anticipate that the purchases will be made over a 12- to 24-month period unless the entire number of shares expected to be purchased under the plan is sooner acquired. As of October 31, 2009, no purchases were made under the plan approved by the Board of Directors on October 16, 2009.

Item 6.	SELECTED FINANCIAL DATA

Not required for a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for the fiscal year ended October 31, 2009, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of October 31, 2009, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information contained under the captions “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” and “Report of Independent Registered Public Accounting Firm” of our Annual Report for the fiscal year ended October 31, 2009, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

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

As of October 31, 2009, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer (principal accounting officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2009.

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

Management conducted an evaluation of the design and effectiveness of the Company’s system of internal control over financial reporting as of October 31, 2009, based on the framework set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of October 31, 2009, the Company’s internal control over financial reporting was effective.

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

For information with respect to the Directors of the registrant, see “Election of Directors,” “Directors,” and “Executive Officers” in the Proxy Statement for the 2010 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

For information with respect to the executive officers of the registrant, see “Executive Officers” in the Proxy Statement for the 2010 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

The information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, which is set forth under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement for the 2010 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning the Company’s code of ethics that applies to the Company’s principal executive officer and the Company’s senior financial officers required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Code of Ethics.”

Item 11.	EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation,” “Compensation Committee Report on Executive Compensation,” and “Director Compensation” in the Proxy Statement for the 2010 Annual Meeting of Shareholders of the Company is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)		(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders:
1996 Stock Incentive Plan
Stock Option Grants	163,454	shares	$7.63	— shares
Restricted Share Grants	29,250	shares	$—	— shares

Total 1996 Stock Incentive Plan	192,704	shares	$6.47	— shares

2005 Stock Incentive Plan	660,206	shares	$—	62,375 shares
2004 Non-employee Directors Stock Plan	—	shares	$—	163,696 shares

Total for approved plans	852,910	shares	$1.46	226,071 shares

Non-employee Directors equity compensation not pursuant to a plan approved by security holders	3,123	shares	$7.12	— shares

Total for all plans	856,033	shares	$1.48	226,071 shares

(1)	Includes restricted shares that are issued and outstanding, but have not yet vested and are subject to forfeiture.

The term “shares” in the table above means our common shares.

During 2002 our Board of Directors approved grants of stock options to non-employee members of the Board to purchase a total of 3,123 shares of our common stock at an exercise price of $7.12 per share, the closing price at the date of the grant. These grants were not submitted to a vote of the shareholders. These grants were made to non-employee members of the Board of Directors who had not served as an executive officer during the past year as partial compensation for service by non-employee directors. Non-employee members of the Board of Directors abstained from the vote approving the grants. These options vested monthly over one year. The per share estimated fair value of stock options granted to these outside members of the Board of Directors was $6.87 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no expected cash dividend yield, risk-free interest rate of 5.34%, expected volatility of 133.6% and an expected life of 9 years.

The information concerning stock ownership by directors, executive officers and shareholders beneficially owning more than five percent of the Company’s common stock, which is set forth under the caption “Beneficial Ownership of Common Stock” in the Proxy Statement for the 2010 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning securities authorized for issuance under equity compensation plans required by this Item, pursuant to Item 201(d) of Regulation S-K, is incorporated by reference to the Company’s Proxy Statement under the heading “Equity Compensation Plans Information.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information with respect to certain transactions with management of the Company, which is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement for the 2010 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to certain principal accountant fees and services, which is set forth under the caption “Independent Registered Public Accounting Firm” in the Proxy Statement for the 2010 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning pre-approval policies for audit and non-audit services required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) List of documents filed as part of this report:

1.	Financial statements: The Company’s consolidated financial statements and related information are hereby incorporated by reference to pages 22 to 25 of the Company’s Annual Report filed as Exhibit 13.1 to this Form 10-K.

2.	Financial statement schedules: All schedules are omitted, as the required information is inapplicable or the information is presented in consolidated financial statements or related notes thereto.

3.	Exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K are as follows:

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated May 30, 2008 by and among Optical Cable Corporation, Aurora Merger Corporation, Preformed Line Products Company and Superior Modular Products Incorporated (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 2, 2008).

3.1	Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated herein by reference to Exhibit 1 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

3.2	Bylaws of Optical Cable Corporation, as amended (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.1	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.2	Rights Agreement dated as of November 2, 2001 (incorporated herein by reference to Exhibit 4 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.3	Form of certificate representing preferred share purchase right (incorporated herein by reference to Exhibit 5 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.16	Credit Agreement dated May 30, 2008 by and between Optical Cable Corporation and Superior Modular Products Incorporated as borrowers and Valley Bank as lender in the amount of $17,000,000 consisting of a Revolver in the amount of $6,000,000; Term Loan A in the amount of $2,240,000; Term Loan B in the amount of $6,500,000; and a Capital Acquisitions Term Loan in the amount of $2,260,000 (incorporated herein by reference to Exhibit 4.16 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.17	Credit Line Deed of Trust dated May 30, 2008 between Optical Cable Corporation as Grantor, LeClairRyan as Trustee and Valley Bank as Beneficiary (incorporated herein by reference to Exhibit 4.17 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.18	Deed of Trust, Security Agreement and Fixtures Filing dated May 30, 2008 by and between Superior Modular Products Incorporated as Grantor, LeClairRyan as Trustee and Valley Bank as Beneficiary (incorporated herein by reference to Exhibit 4.18 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.19	Security Agreement dated May 30, 2008 between Optical Cable Corporation and Superior Modular Products Incorporated and Valley Bank (incorporated herein by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.20	Revolving Loan Note in the amount of $6,000,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.20 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.21	Term Loan A Note in the amount of $2,240,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.22	Term Loan B Note in the amount of $6,500,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.22 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.23	Capital Acquisitions Term Note in the amount of $2,260,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.23 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

10.1*	Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated by reference to Exhibit 10.1 to our Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.2*	Employment Agreement dated December 10, 2004 by and between Optical Cable Corporation and Tracy G. Smith (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2005 (file number 0-27022)).

10.4*	Employment Agreement by and between Superior Modular Products Incorporated and William R. Reynolds effective May 30, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2008 (file number 0-27022)).

10.5*	Optical Cable Corporation Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 1998 (file number 0-27022)).

10.6*	Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-8 No. 333-09733).

10.7*	Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.8*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.9*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.10*	Form of award agreement under the Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2004).

10.11*	Optical Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.12*	Form of time vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.13*	Form of stock performance (Company stock performance measure) vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.14*	Form of operational performance (individual participant performance measure) vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.15*	Form of operational performance (Company financial performance measure) vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2007).

10.16	Redemption Agreement by and between Optical Cable Corporation and

BB&T Investment Services, Inc. dated March 27, 2007 (incorporated herein by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2007).

10.17*	Amendment No. 1 dated December 31, 2008 to Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 6, 2009).

10.18*	Amendment No. 1 dated December 31, 2008 to Employment Agreement by and between Optical Cable Corporation and Tracy G. Smith effective December 10, 2004 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 6, 2009).

10.19*	Amendment No. 1 dated December 31, 2008 to Employment Agreement by and between Superior Module Products Incorporated and William R. Reynolds effective May 30, 2008 (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 6, 2009).

10.20*	Form of operational performance (Company financial performance measure) vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2009).

10.21	Notice of Exercise of Warrant by the Company to purchase 98,741 shares of common stock of Applied Optical Systems, Inc. dated October 30, 2009. FILED HEREWITH.

10.22	Stock Purchase Agreement dated October 31, 2009 by and among the Company, as buyer and G. Thomas Hazelton, Jr. and Daniel Roehrs as sellers. FILED HEREWITH.

10.23*	Employment agreement dated October 31, 2009, between Applied Optical Systems, Inc. and G. Thomas Hazelton, Jr. FILED HEREWITH.

10.24*	Employment Agreement dated October 31, 2009, by and between Applied Optical Systems, Inc. and Daniel Roehrs. FILED HEREWITH.

10.25	Buy-Sell Agreement dated October 31, 2009, by and between G. Thomas Hazelton, Jr., as guarantor, and the Company. FILED HEREWITH.

10.26	Buy-Sell Agreement dated October 31, 2009, by and between Daniel Roehrs, as guarantor, and the Company. FILED HEREWITH.

10.27	Indemnification Agreement dated October 31, 2009, between the Company and Applied Optical Systems, Inc. FILED HEREWITH.

10.28	Supplemental Agreement dated October 31, 2009, by and among the

Company, as buyer, Applied Optical Systems, Inc., George T. Hazelton Family Trust, G. Thomas Hazelton, Jr., and Daniel Roehrs. FILED HEREWITH.

10.29	Termination Agreement dated October 31, 2009, by and among Applied Optical Systems, Inc., the Company, as lender, and G. Thomas Hazelton, Jr. and Daniel Roehrs. FILED HEREWITH.

10.30	Warrant Exercise Agreement between the Company and Applied Optical Systems, Inc. dated October 30, 2009. FILED HEREWITH.

11.1	Statement regarding computation of per share earnings (incorporated by reference to note 15 of the Notes to Financial Statements contained herein).

13.1	Annual Report. FILED HEREWITH.

23.1	Consent of Independent Registered Public Accounting Firm. FILED HEREWITH.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTICAL CABLE CORPORATION

Date: January 29, 2010	By:	/S/ NEIL D. WILKIN, JR.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: January 29, 2010	By:	/S/ TRACY G. SMITH
Tracy G. Smith
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of January 29, 2010.

Date: January 29, 2010	/S/ NEIL D. WILKIN, JR.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: January 29, 2010	/S/ RANDALL H. FRAZIER
Randall H. Frazier
Director

Date: January 29, 2010	/S/ JOHN M. HOLLAND
John M. Holland
Director

Date: January 29, 2010	/S/ CRAIG H. WEBER
Craig H. Weber
Director

Date: January 29, 2010	/S/ JOHN B. WILLIAMSON, III
John B. Williamson, III
Director