Form 10-Q
period 2010-01-31
OPTICAL CABLE CORP
filed 2010-03-17
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1)    Yes  ☒    No  ☐, (2)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 12, 2010, 6,499,507 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Three Months Ended January 31, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPTICAL CABLE CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	January 31, 2010	October 31, 2009
Assets

Current assets:
Cash and cash equivalents	$1,120,664	$1,948,334
Trade accounts receivable, net of allowance for doubtful accounts of $128,716 at January 31, 2010 and $108,913 at October 31, 2009	8,804,804	9,532,869
Other receivables	646,009	433,219
Income taxes refundable	2,459,707	1,842,008
Inventories	13,626,472	12,306,286
Prepaid expenses and other assets	620,920	479,601
Deferred income taxes - current	1,198,044	1,160,046

Total current assets	28,476,620	27,702,363

Property and equipment, net	14,624,962	14,972,379
Goodwill	6,246,304	6,288,803
Intangible assets, net	1,110,795	1,271,624
Other assets, net	85,756	91,629

Total assets	$50,544,437	$50,326,798

Liabilities and Shareholders’ Equity

Current liabilities:
Current installments of long-term debt	$169,481	$166,909
Note payable to bank	750,000	—
Accounts payable and accrued expenses	5,572,832	6,116,946
Accrued compensation and payroll taxes	1,071,842	1,348,281

Total current liabilities	7,564,155	7,632,136

Long-term debt, excluding current installments	8,326,843	8,369,126
Deferred income taxes - noncurrent	598,146	149,768
Other non-current liabilities	980,576	919,013

Total liabilities	17,469,720	17,070,043

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 6,499,507 shares at January 31, 2010 and 6,508,821 at October 31, 2009	5,362,391	5,166,016
Retained earnings	27,774,885	28,090,739

Total shareholders’ equity attributable to Optical Cable Corporation	33,137,276	33,256,755

Noncontrolling interest	(62,559)	—

Total shareholders’ equity	33,074,717	33,256,755

Commitments and contingencies

Total liabilities and shareholders’ equity	$50,544,437	$50,326,798

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended January 31,
	2010	2009
Net sales	$15,007,235	$14,958,377
Cost of goods sold	9,506,134	10,170,093

Gross profit	5,501,101	4,788,284

Selling, general and administrative expenses	6,049,043	5,810,557
Royalty income, net	(246,203)	(162,348)
Amortization of intangible assets	146,808	209,822

Loss from operations	(448,547)	(1,069,747)

Other expense, net:
Interest income	943	7,954
Interest expense	(146,012)	(174,448)
Other, net	(6,994)	24,595

Other expense, net	(152,063)	(141,899)

Loss before income taxes	(600,610)	(1,211,646)

Income tax benefit	(222,197)	(469,184)

Net loss	$(378,413)	$(742,462)

Net loss attributable to noncontrolling interest	(62,559)	—

Net loss attributable to Optical Cable Corporation	$(315,854)	$(742,462)

Net loss attributable to Optical Cable Corporation per share: Basic and diluted	$(0.05)	$(0.12)

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Three Months Ended January 31, 2010
	Common Stock		Retained	Total Shareholders’ Equity Attributable	Noncontrolling	Total Shareholders’
	Shares	Amount	Earnings	to OCC	Interest	Equity
Balances at October 31, 2009	6,508,821	$5,166,016	$28,090,739	$33,256,755	$—	$33,256,755
Share-based compensation, net	(9,314)	196,375	—	196,375	—	196,375
Net loss	—	—	(315,854)	(315,854)	(62,559)	(378,413)

Balances at January 31, 2010	6,499,507	$5,362,391	$27,774,885	$33,137,276	$(62,559)	$33,074,717

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended January 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(378,413)	$(742,462)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	743,237	767,594
Bad debt expense	20,126	8,260
Deferred income tax expense	386,527	73,908
Share-based compensation expense	229,078	229,944
(Increase) decrease in:
Trade accounts receivable	707,939	1,964,744
Other receivables	(212,790)	329,726
Income taxes refundable	(617,699)	(545,916)
Inventories	(1,320,186)	7,272
Prepaid expenses and other assets	(143,083)	(65,731)
Intangible assets, net	(4,227)	—
Other assets, net	1,641	2,938
Increase (decrease) in:
Accounts payable and accrued expenses	(578,550)	126,423
Accrued compensation and payroll taxes	(276,439)	(533,322)
Other non-current liabilities	61,563	11,321

Net cash provided by (used in) operating activities	(1,381,276)	1,634,699

Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(123,980)	(283,619)

Net cash used in investing activities	(123,980)	(283,619)

Cash flows from financing activities:
Reversal of outstanding checks in excess of funds on deposit	—	(279,520)
Payroll taxes withheld and remitted on share-based payments	(32,703)	(51,039)
Proceeds from note payable to bank	750,000	—
Principal payments on long-term debt	(39,711)	(37,283)
Repurchase of common stock	—	(324,967)

Net cash provided by (used in) financing activities	677,586	(692,809)

Net increase (decrease) in cash and cash equivalents	(827,670)	658,271

Cash and cash equivalents at beginning of period	1,948,334	3,910,120

Cash and cash equivalents at end of period	$1,120,664	$4,568,391

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2010

(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2010 are not necessarily indicative of the results for the fiscal year ending October 31, 2010 because the following items, among other things, may impact those results: changes in market conditions, seasonality, changes in technology, competitive conditions, ability of management to execute its business plans, as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2009.

Certain reclassifications have been made to the prior period’s condensed notes to the condensed consolidated financial statements to place them on a basis comparable with the current period’s condensed notes to the condensed consolidated financial statements.

(2)	Stock Option Plan and Other Share-Based Compensation

As of January 31, 2010, there were approximately 71,000 remaining shares available for grant under the Optical Cable Corporation 2005 Stock Incentive Plan (the “2005 Plan”).

Share-based compensation expense for employees and non-employee Directors recognized in the condensed consolidated statements of operations for the three months ended January 31, 2010 and 2009 was $229,078 and $229,944, respectively, and was entirely related to expense recognized in connection with the vesting of restricted stock awards.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2010

(Unaudited)

Stock option activity during the three months ended January 31, 2010 is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term (in years)
Outstanding and exercisable at October 31, 2009	166,577	$7.62	2.27

Forfeited	—	—	—

Outstanding and exercisable at January 31, 2010	166,577	$7.62	2.02

Restricted Stock Awards

The Company has granted, and anticipates granting from time to time, restricted stock awards subject to approval by the Compensation Committee of the Board of Directors.

Restricted stock award activity during the three months ended January 31, 2010 consisted of 9,314 restricted shares withheld for taxes in connection with the vesting of restricted shares.

As of January 31, 2010, the maximum amount of compensation cost related to unvested equity-based compensation awards in the form of service-based, market condition-based, and operational performance-based shares that the Company will have to recognize over a 2.9 year weighted-average period is approximately $1.9 million.

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the three months ended January 31, 2010 and 2009 follows:

	Three Months Ended January 31,
	2010	2009
Balance at beginning of period	$108,913	$150,941
Bad debt expense	20,126	8,260
Losses charged to allowance	(323)	(11,106)

Balance at end of period	$128,716	$148,095

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2010

(Unaudited)

(4)	Inventories

Inventories as of January 31, 2010 and October 31, 2009 consist of the following:

	January 31, 2010	October 31, 2009
Finished goods	$4,721,874	$4,524,502
Work in process	2,392,382	1,937,317
Raw materials	5,888,922	5,033,761
Production supplies	623,294	810,706

Total	$13,626,472	$12,306,286

(5)	Product Warranties

As of January 31, 2010 and October 31, 2009, the Company’s accrual for estimated product warranty claims totaled $160,000 and is included in accounts payable and accrued expenses. Warranty claims expense for the three months ended January 31, 2010 and 2009 totaled $37,400 and $76,107, respectively.

The following table summarizes the changes in the Company’s accrual for product warranties during the three months ended January 31, 2010 and 2009:

	Three Months Ended January 31,
	2010	2009
Balance at beginning of period	$160,000	$210,000
Liabilities accrued for warranties issued during the period	39,619	60,235
Warranty claims and costs paid during the period	(37,400)	(86,107)
Changes in liability for pre-existing warranties during the period	(2,219)	15,872

Balance at end of period	$160,000	$200,000

(6)	Long-term Debt and Note Payable to Bank

On May 30, 2008, the Company established $17.0 million in credit facilities (collectively, the “Credit Facilities”) with Valley Bank to provide for the working capital needs of the Company and to finance the acquisition of Superior Modular Products Incorporated, doing business as SMP Data Communications (“SMP Data Communications”). The Credit Facilities provided a working capital line of credit (the “Revolving Loan”), a real estate term loan (the “Virginia Real Estate Loan”), a supplemental real estate term loan (the “North Carolina Real Estate Loan”), and a capital acquisitions term loan (the “Capital Acquisitions Term Loan”). The Capital Acquisitions Term Loan was fully funded in fiscal year 2008 and repaid in fiscal year 2009. Therefore, the $2.3 million portion of the credit facility related to the Capital Acquisitions Term Loan is no longer available.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2010

(Unaudited)

Long-term debt as of January 31, 2010 and October 31, 2009 consists of the following:

	January 31, 2010	October 31, 2009
Virginia Real Estate Loan ($6.5 million original principal) payable in monthly installments of $42,241, including interest (at 6.0%), with final payment of $5,896,867 due June 1, 2013	$6,318,777	$6,348,310
North Carolina Real Estate Loan ($2.24 million original principal) payable in monthly installments of $14,557, including interest (at 6.0%), with final payment of $2,032,150 due June 1, 2013	2,177,547	2,187,725

Total long-term debt	8,496,324	8,536,035
Less current installments	169,481	166,909

Long-term debt, excluding current installments	$8,326,843	$8,369,126

The Revolving Loan originally provided up to $6.0 million for the Company’s working capital needs and bore interest at LIBOR plus 2.15%, but provided a lower rate option if the Company maintained specific depository amounts with Valley Bank. As of January 31, 2010, the Company had $750,000 of outstanding borrowings on its Revolving Loan and, as a result, $5.3 million in available credit.

The Revolving Loan was modified on February 16, 2010 and now provides up to $3.0 million for the Company’s working capital needs and bears interest at LIBOR plus 2.15%, but at no time shall the applicable rate decrease below 4.50% per annum. The Company may borrow up to 85% of the Company’s consolidated eligible accounts receivable, (excluding foreign accounts receivable), plus 35% of certain consolidated uninsured foreign receivables (or 100% of insured foreign receivables, without duplication) up to a maximum of $1,500,000 plus 25% of the Company’s consolidated eligible inventory. The Revolving Loan, as modified, expires on May 31, 2010.

The Credit Facilities are secured by a first priority lien on all of the Company’s personal property and assets as well as a first lien deed of trust on the Company’s real property, in both cases including the assets of our Asheville facility.

(7)	Fair Value of Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, trade accounts receivable, income taxes refundable, other receivables, accounts payable and accrued expenses, including accrued compensation and payroll taxes, the current installments of long-term debt, and note payable to bank approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s long-term debt, excluding current installments, approximates the fair value based on similar long-term debt issues available to the Company as of January 31, 2010. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2010

(Unaudited)

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

The following is a reconciliation of the numerators and denominators of the net loss per share computations for the periods presented:

Three months ended January 31, 2010	Net loss attributable to OCC (numerator)	Shares (denominator)	Per share amount
Basic net loss per share	$(315,854)	5,859,891	$(0.05)

Effect of dilutive stock options	—	—

Diluted net loss per share	$(315,854)	5,859,891	$(0.05)

Three months ended January 31, 2009	Net loss (numerator)	Shares (denominator)	Per share amount
Basic net loss per share	$(742,462)	6,131,330	$(0.12)

Effect of dilutive stock options	—	—

Diluted net loss per share	$(742,462)	6,131,330	$(0.12)

Stock options that could potentially dilute net loss per share in the future that were not included in the computation of diluted net loss per share (because to do so would have been antidilutive for the periods presented) totaled 166,577 and 177,706 for the three months ended January 31, 2010 and 2009, respectively. Unvested shares as of January 31, 2010, totaling 648,930, were not included in the computation of basic and diluted net loss per share for the three months ended January 31, 2010 (because to do so would have been antidilutive).

(9)	Shareholders’ Equity

On October 16, 2009, the Company’s Board of Directors approved a plan to purchase and retire up to 325,848 shares of the Company’s common stock, or approximately 5% of the shares then outstanding. The Company anticipates that the purchases will be made over a 12- to 24-month period, but there is no definite time period for repurchase. As of January 31, 2010, no purchases were made under the plan. As of January 31, 2010, 6,499,507 shares of the Company’s common stock were outstanding.

(10)	Segment Information and Business and Credit Concentrations

The Company has a single reportable segment for purposes of segment reporting, exclusive of Centric Solutions LLC (“Centric Solutions”). For the three months ended January 31, 2010, Centric Solutions generated revenues totaling $42,107 and incurred operating losses of $364,265. For the three months

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2010

(Unaudited)

ended January 31, 2009, Centric Solutions generated no revenues and incurred operating losses of $330,068. Total assets of Centric Solutions of approximately $438,000 (net of intercompany amounts) are included in the total consolidated assets of the Company.

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of January 31, 2010 and October 31, 2009 have been adequately provided for in the condensed consolidated financial statements.

For the three months ended January 31, 2010 and 2009, 10.0% and 11.6%, respectively, of consolidated net sales were attributable to one major domestic distributor. No other single customer accounted for more than 10% of the Company’s consolidated net sales during the three months ended January 31, 2010 or 2009. For the three months ended January 31, 2010 and 2009, approximately 69% and 73%, respectively, of net sales were from customers located in the United States, and approximately 31% and 27%, respectively, were from customers outside of the United States. For the three months ended January 31, 2010, 12.1% of consolidated net sales were attributable to one foreign country. No other single country accounted for more than 10% of the Company’s consolidated net sales during the three months ended January 31, 2010. For the three months ended January 31, 2009, no single country accounted for more than 10% of the Company’s net sales.

(11)	Contingencies

Applied Optical Systems, Inc. (“AOS”), a wholly owned subsidiary of the Company effective October 31, 2009, is the defendant in a patent infringement lawsuit brought by Amphenol Fiber Systems International (“AFSI”). On November 19, 2009, a jury in the U.S. District Court for the Eastern District of Texas unanimously determined that one of the AOS fiber optic connector designs that was the subject of the suit does not infringe on AFSI’s U.S. Patent 6,305,849. In an earlier U.S. District Court ruling, the two other AOS fiber optic connector designs that were at issue in the suit were found not to infringe on the patent as a matter of law.

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

Three Months Ended January 31, 2010

(Unaudited)

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

From time to time, the Company is involved in other various claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

(12)	Business Combination

On October 31, 2009, the Company acquired AOS in a series of transactions that resulted in the Company owning 100% of the equity of AOS. AOS is a designer, developer and manufacturer of specialty fiber optic connectors and connectivity solutions for military and harsh environment applications and has office, manufacturing and warehouse facilities located near Dallas, Texas.

The Company acquired AOS to enhance the integrated fiber optic and copper datacom cabling and connectivity solutions it provides in its targeted markets and to permit the Company to pair AOS’s innovative and unique fiber optic connectivity products with the Company’s fiber optic cabling products for military and other harsh environment applications. The acquisition of AOS added product lines to the Company’s harsh environment and military product offering, as the acquisition of SMP Data Communications in 2008 added product lines to the Company’s commercial, datacenter and other product offerings.

The combined Company offers a full array of products including fiber optic and copper cabling, fiber optic and copper connectors for enterprise, military and harsh environments, specialty fiber optic and copper connectors, fiber optic and copper patch cords, racks, cabinets, datacom enclosures, patch panels, face plates, multi-media boxes, and other cable and connectivity management accessories to a common customer base supported by an integrated sales team, and product line engineering personnel.

The acquisition was accounted for under Statement of Financial Accounting Standards No. 141, Business Combinations, (“SFAS 141”), which was not included in the FASB’s Codification, but was still applicable for the Company as of October 31, 2009. The purchase price of $2.6 million was allocated to the assets acquired and the liabilities assumed based on the fair values at the date of acquisition. This allocation,

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2010

(Unaudited)

including the impact of the pre-acquisition note of $4.5 million and accrued interest payable to OCC of $761,009, resulted in the recognition of $6.4 million in intangible assets, $6.2 million of which relates to goodwill. The consideration for the transaction included certain earn out provisions based upon the future performance of AOS. The agreement provided for a minimum earn out payment of $750,000 and a maximum of $14.75 million to be paid in 2017. The present value of the minimum earn out of $459,000 and capitalized acquisition costs associated with the transaction of $434,000 were included in the $2.6 million purchase price. As the transaction was effective on October 31, 2009, AOS’s assets and liabilities are included in the Company’s consolidated balance sheet at estimated fair value as of October 31, 2009. AOS’s results of operations are included in the Company’s consolidated results of operations beginning with the three months ended January 31, 2010.

During the first quarter of 2010, the Company made a purchase accounting adjustment that resulted in a net decrease to goodwill in the amount of $42,499. The purchase accounting adjustment was related to a change in the estimated fair value of certain long-lived assets and the related deferred income tax effects.

Presented below is the pro forma impact on the unaudited results of operations for the three month period ended January 31, 2009 as though the transaction was completed as of November 1, 2008 as it relates to the unaudited interim results. The pro forma adjustments include the amortization of the fair market value adjustments to property and equipment, and amortizing intangibles; and an estimate of incremental interest cost related to the transaction, all reduced by the estimated income tax benefits. In addition, certain intercompany items of income and expense have been eliminated in the pro forma results of operations. The following amounts are presented in thousands, except for net loss per share.

Three months ended January 31, 2009
(unaudited)

Net sales	$16,284
Net loss	(975)
Net loss per share (basic and diluted)	$(0.15)

(13)	New Accounting Standards

In September 2006, the FASB issued Accounting Standards Codification 820-10, Fair Value Measurements (“ASC 820-10”), which clarifies the definition of fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles, and expands disclosures regarding fair value measurements. ASC 820-10 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. ASC 820-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, but was delayed for treatment of non-financial assets and liabilities until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of the portion of ASC 820-10 other than for treatment of non-financial assets and liabilities was effective November 1, 2008, and did not have any impact on the Company’s results of operations, financial position or liquidity. The adoption of ASC 820-10 for the treatment of non-financial assets and liabilities was effective for the Company as of November 1, 2009 and did not have any impact on the Company’s results of operations, financial position or liquidity.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2010

(Unaudited)

In December 2007, the FASB issued Accounting Standards Codification 805-10, Business Combinations (“ASC 805-10”). ASC 805-10 requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition-date fair values the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. The adoption of ASC 805-10, effective November 1, 2009, did not have any impact on the Company’s results of operations, financial position or liquidity.

In December 2007, the FASB issued Accounting Standards Codification 810-10, Consolidation (“ASC 810-10”). ASC 810-10 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition, this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The adoption of ASC 810-10, effective November 1, 2009, did not have a material impact on the Company’s results of operations, financial position or liquidity. However, the Company has disclosed on the face of the condensed consolidated statement of operations for the three months ended January 31, 2010, the amount of consolidated net loss attributable to the noncontrolling interest associated with Centric Solutions, LLC. Similar disclosure has also been reflected on the face of the condensed consolidated balance sheet as of January 31, 2010, the condensed consolidated statement of shareholders’ equity for the three months ended January 31, 2010 and in certain notes to the condensed consolidated financial statements.

In April 2008, the FASB issued Accounting Standards Codification 350-30, Determination of the Useful Life of Intangible Assets (“ASC 350-30”). ASC 350-30 amends the factors that an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. ASC 350-30 requires an entity to consider its own historical experience in renewing or extending the term of the arrangement, consistent with its expected use of the asset. In the absence of historical experience, an entity should consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. The adoption of ASC 350-30, effective November 1, 2009, did not have any impact on the Company’s results of operations, financial position or liquidity.

There are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to its financial position, operating results or financial statement disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to variables, uncertainties, contingencies and risks that may cause actual events to differ materially from our expectations, and such variables, uncertainties, contingencies and risks may adversely affect the Company and the Company’s future results of operations and future financial condition. Factors that could cause or contribute to such differences from our expectations or could adversely affect the Company include, but are not limited to, the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate and/or government spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber, copper, gold and other precious metals, and plastics and other materials affected by petroleum product pricing); fluctuations in transportation costs; our dependence on customized equipment for the manufacture of our products and a limited number of production facilities; our ability to protect our proprietary manufacturing technology; our ability to replace royalty income as existing patented and licensed products expire by developing and licensing new products; market conditions influencing prices or pricing; our dependence on a limited number of suppliers; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in regulatory reviews and audits and potential regulatory reviews and audits; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences for competing technologies, relative to our product offering; economic conditions that affect the telecommunications sector, certain technology sectors or the economy as a whole; changes in demand of our products from certain competitors for which we provide private labeled connectivity products; terrorist attacks or acts of war, and any current or potential future military conflicts; changes in the level of military spending by the United States government; ability to retain key personnel; inability to recruit needed personnel; poor labor relations; the inability to successfully integrate the operations of our new subsidiaries; the impact of changes in accounting policies, including those by the Securities and Exchange Commission and the Public Company Accounting Oversight Board; our ability to continue to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; the impact of changes and potential changes in federal laws and regulations adversely affecting our business and/or which results in increases in our direct and indirect costs as we comply with such laws and regulations; impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, making investments in or with, and/or acquiring parties that compete with and/or have conflicts with customers of ours; adverse reactions by customers, vendors or other service providers to unsolicited proposals regarding the management of the Company; the additional costs of considering and possibly defending our position on such unsolicited proposals; impact of weather or natural disasters in the areas of the world in which we operate and market our products; our ability to secure financing to fund working capital needs; economic downturns and/or changes in market demand, exchange rates, productivity, or market and economic conditions in the areas of the world in which we operate and market our products, and our success in managing the risks involved in the foregoing.

We caution readers that the foregoing list of important factors is not exclusive and we incorporate by reference those factors included in current reports on Form 8-K, and/or in our other filings.

Dollar amounts presented in the following discussion have been rounded to the nearest hundred thousand, unless the amounts are less than one million and except in the case of the table set forth in the “Results of Operations” section below, in which cases the amounts have been rounded to the nearest thousand.

Overview of Optical Cable Corporation

Founded in 1983, Optical Cable Corporation is headquartered in Roanoke, Virginia with offices, manufacturing and warehouse facilities located in Roanoke, Virginia, near Asheville, North Carolina, and near Dallas, Texas. We primarily manufacture our high quality fiber optic cables at our Roanoke facility which is ISO 9001:2008 registered and MIL-STD-790F certified, our high quality enterprise connectivity products at our Asheville facility which is ISO 9001:2008 registered, and our high quality military and harsh environment connectivity products and systems at our Dallas facility which is MIL-STD-790F certified.

Optical Cable Corporation (“OCC”) is a leading manufacturer of a broad range of fiber optic and copper data communication cabling and connectivity solutions primarily for the enterprise market, offering an integrated suite of high quality, warranted products which operate as a system solution or seamlessly integrate with other providers’ offerings. Our product offerings include designs for uses ranging from commercial, enterprise network, datacenter, residential and campus installations to customized products for specialty applications and harsh environments, including military, industrial, mining and broadcast applications. Our products include fiber optic and copper cabling, fiber optic and copper connectors, specialty fiber optic and copper connectors, fiber optic and copper patch cords, pre-terminated fiber optic and copper cable assemblies, rack, cabinets, datacom enclosures, patch panels, face plates, multi-media boxes, and other cable and connectivity management accessories, and are designed to meet the most demanding needs of end-users, delivering a high degree of reliability and outstanding performance characteristics.

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

OCC sells its products internationally and domestically through its sales force to its customers, which include major distributors, regional distributors, various smaller distributors, original equipment manufacturers and value-added resellers.

OCC acquired Applied Optical Systems, Inc. (“AOS”) on October 31, 2009. AOS, a wholly owned subsidiary of OCC, designs, develops and manufactures a broad range of specialty fiber optic connectors and connectivity solutions primarily for use in military and other harsh environment applications. The acquisition of AOS was a strategic acquisition for OCC, allowing OCC to enhance the integrated fiber optic and copper datacom cabling and connectivity solutions OCC provides in its targeted markets and to permit OCC to pair AOS’s innovative and unique fiber optic connectivity products with OCC’s fiber optic cabling products for military and other harsh environment applications.

OCC plans to market and sell the products manufactured at its facility near Dallas, Texas under the names Optical Cable Corporation and OCC through the efforts of our integrated sales team.

Optical Cable Corporation, OCC, Superior Modular Products, SMP Data Communications, Applied Optical Systems, and associated logos are trademarks of Optical Cable Corporation.

Acquisition of Applied Optical Systems, Inc.

On October 31, 2009, we acquired Applied Optical Systems, Inc. (“AOS”) in a series of transactions that resulted in us owning 100% of the equity of AOS. Additions to our net asset balances totaling $2.6 million resulting from the acquisition as of October 31, 2009 are presented in the table herein. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), which was not included in the FASB’s Codification, but still applicable for us as of October 31, 2009, the purchase price of $2.6 million has been allocated to the assets and liabilities assumed based on the fair values at the date of acquisition. This allocation, including the impact of the pre-acquisition note of $4.5 million and accrued interest payable to OCC of $761,009, resulted in the recognition of $6.4 million in intangible assets, $6.2 million of which relates to goodwill. The consideration for the transaction includes certain earn out provisions based upon the future performance of the product lines developed by our Dallas team. The agreement provides for a minimum earn out payment of $750,000 and a maximum of $14.75 million to be paid in 2017. The present value of the minimum earn out of $459,000 was included in the $2.6 million purchase price.

During the first quarter of 2010, we made a purchase accounting adjustment that resulted in a net decrease to goodwill in the amount of $42,499, with no impact to our condensed consolidated statement of operations. The purchase accounting adjustment was related to a change in the estimated fair value of certain long-lived assets and the related deferred income tax effects.

Summary of Company Performance for First Quarter 2010

•	Consolidated net sales for each of the first quarters of fiscal years 2010 and 2009 were $15.0 million.

•	Gross profit increased 14.9% to $5.5 million for the first quarter of fiscal year 2010 compared to $4.8 million for the same period last year.

•

We reported a net loss attributable to OCC of $316,000, or $0.05 per share, during the first quarter of fiscal year 2010, compared to a net loss of $742,000, or $0.12 per share, for the comparable period last year.

•

We experienced an increase in net sales during the first quarter of fiscal year 2010 in our specialty markets compared to the same period last year; however, this increase in net sales in our specialty markets was offset by a decrease in net sales in our commercial markets.

•

The acquisition of AOS on October 31, 2009, resulted in additional net sales of approximately $1.2 million associated with AOS’s applied interconnect systems products during the first quarter of fiscal year 2010, and contributed to the increase in net sales in our specialty markets.

•

But for the acquisition of AOS on October 31, 2009, we believe we would have recorded income before income taxes during the first quarter of fiscal year 2010 as a result of gross profit margin improvement and cost reduction initiatives. We believe that adding AOS’s applied interconnect systems products resulted in losses before income taxes of at least $648,000, during the first quarter of fiscal year 2010.

•

The gross profit margin associated with the applied interconnect systems products and the gross profit margin associated with our enterprise connectivity products, diluted our consolidated gross profit margin in the first quarter of fiscal year 2010 from an estimated 43.3% related to the sale of our fiber optic cable products pre-consolidation.

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

Amortization of intangible assets consists of the amortization of developed technology acquired in the acquisition of SMP Data Communications on May 30, 2008 and the amortization of intellectual property and customer list acquired in the acquisition of AOS on October 31, 2009. Amortization of intangible assets is calculated using an accelerated method and straight line method over the estimated useful lives of the intangible assets.

Other income, net consists of interest income, interest expense, and other miscellaneous income and expense items not directly attributable to our operations.

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended January 31
	2010	2009	Percent Change

Net sales	$15,007,000	$14,958,000	0.3%
Gross profit	5,501,000	4,788,000	14.9
SG&A expenses	6,049,000	5,811,000	4.1
Net loss attributable to OCC	(316,000)	(742,000)	57.5

Net Sales

Consolidated net sales for each of the first quarters of fiscal years 2010 and 2009 were $15.0 million. We experienced an increase in our net sales during the first quarter of fiscal year 2010 in our specialty markets compared to the same period last year, but this increase was offset by decreases in net sales in our commercial markets.

Net sales to customers located outside of the United States increased 12.2% in the first quarter of fiscal year 2010 compared to the same period last year, while net sales to customers located in the United States decreased 4.1%. The increase in net sales to customers located outside of the United States is primarily due to the fact that we recognized net sales totaling approximately $1.4 million as the result of a large international order in the first quarter of fiscal year 2010 that did not occur in the first quarter of fiscal year 2009.

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

Gross Profit

Our gross profit increased 14.9% to $5.5 million in the first quarter of fiscal year 2010, compared to $4.8 million in the first quarter of fiscal year 2009. Gross profit margin, or gross profit as a percentage of net sales, increased to 36.7% in the first quarter of fiscal year 2010 from 32.0% in the first quarter of fiscal year 2009.

The primary reason for the increase is that the gross profit margin associated with the sale of fiber optic cable sales increased to 43.3% for the first quarter of fiscal year 2010 compared to 36.2% for the same period last year due to an increase in net sales related to higher margin products. The increase in our gross profit margin associated with the sale of fiber optic cable sales was partially offset by the decrease in gross profit margin associated with the sale of enterprise connectivity products to 19.0% compared to 19.8% for the same period last year and the gross profit margin associated with our applied interconnect systems products, resulting from the acquisition of AOS on October 31, 2009, of 19.5% during the first quarter of fiscal year 2010.

We believe sales of our enterprise connectivity and applied interconnect system products will continue to place downward pressure on our historical gross profit margins in future periods. However, at this time, we are unable to determine if this is a trend or predict the amount by which our future gross profit margins will be impacted.

Selling, General, and Administrative Expenses

SG&A expenses increased 4.1% to $6.0 million in the first quarter of fiscal year 2010 from $5.8 million for the same period last year. SG&A expenses as a percentage of net sales were 40.3% in the first quarter of fiscal year 2010 compared to 38.8% in the first quarter of fiscal year 2009. Excluding the acquisition of AOS, our SG&A expenses would have decreased in the first quarter of fiscal year 2010, when compared to the same period last year, as a result of cost reduction initiatives.

The acquisition of AOS added at least $857,000 to our consolidated SG&A expenses in our first quarter of fiscal year 2010, including $198,000 of employee related costs and $314,000 of legal fees (related to litigation in the patent infringement lawsuit). Despite the addition of these SG&A expenses, continued integration efforts, continued efforts to reduce costs and reductions in our work force completed in fiscal year 2009 partially offset the increase.

Royalty Income, Net

We recognized royalty income, net of related expenses, totaling $246,000 during the first quarter of fiscal year 2010, compared to royalty income, net of related expenses totaling $162,000 during the same period last year. The increase is due to the increased sale of licensed product by licensees during the first quarter of fiscal year 2010 compared to the same period last year. This income is largely offset by the expense of the amortization of the intangible assets associated with our royalty income, net (as further described in the Amortization of Intangible Assets section described herein), resulting from the required write-up of intangible assets to fair value when acquired as part of the acquisition of SMP Data Communications on May 30, 2008.

Amortization of Intangible Assets

We recognized $147,000 of amortization expense, associated with intangible assets, for the first quarter of fiscal year 2010, compared to amortization expense of $210,000 during the first quarter of fiscal year 2009. The decrease in amortization expense, when comparing the two periods, is due to the fact that the trade name and customer list intangible assets, acquired in connection with the acquisition of SMP Data Communications, were written off during the third and fourth quarters, respectively, of fiscal year 2009 when it was concluded that these assets were impaired.

Other Expense, Net

We recognized other expense, net in the first quarter of fiscal year 2010 of $152,000 compared to other expense, net of $142,000 in the first quarter of fiscal year 2009. Other expense, net is comprised of interest income, interest expense and other miscellaneous items which may fluctuate from period to period.

Loss Before Income Taxes

We reported a loss before income taxes of $601,000 for the first quarter of fiscal year 2010 compared to a loss before income taxes of $1.2 million for the first quarter of fiscal year 2009. This change was primarily due to the increase in gross profit of $713,000 in the first quarter of fiscal year 2010 compared to the same period in 2009, partially offset by the $238,000 increase in SG&A expenses.

Income Tax Benefit

Income tax benefit totaled $222,000 in the first quarter of fiscal year 2010 compared to income tax benefit of $469,000 for the same period in fiscal year 2009. Our effective tax rate for the first quarter of fiscal year 2010 was 37.0% compared to 38.7% for the first quarter of fiscal year 2009. Generally, fluctuations in our effective tax rates are primarily due to the amount and timing of various tax deductions and benefits.

Net Loss

Net loss attributable to OCC for the first quarter of fiscal year 2010 was $316,000 compared to net loss of $742,000 for the first quarter of fiscal year 2009. This decrease was due primarily to the decrease in the loss before income taxes of $611,000 in the first quarter of fiscal year 2010 compared with the same period in fiscal year 2009, partially offset by the decrease in the tax benefit when comparing the two periods.

Financial Condition

Total assets increased $218,000, or 0.4%, to $50.5 million at January 31, 2010, from $50.3 million at October 31, 2009. This increase was primarily due to a $1.3 million increase in inventories, partially offset by an $828,000 decrease in cash and cash equivalents. Further detail regarding the decrease in cash and cash equivalents is provided in our discussion of “Liquidity and Capital Resources.” The increase in inventories is largely due to the timing of raw material purchases and efforts to decrease lead times by increasing certain standard stock items.

Total liabilities increased $400,000, or 2.3%, to $17.5 million at January 31, 2010, from $17.1 million at October 31, 2009. This increase was primarily due to a $750,000 increase in note payable to bank under our line of credit, partially offset by a $544,000 decrease in accounts payable and accrued expenses, largely due to the timing of related payments when comparing the two periods.

Total shareholders’ equity attributable to OCC at January 31, 2010 decreased $119,000 in the first quarter of fiscal year 2010. The decrease resulted from the net loss attributable to OCC of $316,000, partially offset by share-based compensation totaling $196,000.

Liquidity and Capital Resources

Our primary capital needs during the first quarter of fiscal year 2010 have been to fund working capital requirements and capital expenditures. Our primary source of capital for these purposes has been existing cash and cash equivalents and our bank credit facilities. As of January 31, 2010, we had outstanding loan balances under three of our credit facilities totaling $9.2 million. As of October 31, 2009, we had outstanding loan balances under two of our credit facilities totaling $8.5 million.

Our cash totaled $1.1 million as of January 31, 2010, a decrease of $828,000, compared to $1.9 million as of October 31, 2009. The decrease in cash for the quarter ended January 31, 2010 primarily resulted from net cash used by operating activities of $1.4 million and capital expenditures totaling $124,000, partially offset by the net cash provided by financing activities of $678,000 primarily related to proceeds from a note payable to our bank under our line of credit.

On January 31, 2010, we had working capital of $20.9 million compared to $20.1 million on October 31, 2009. The ratio of current assets to current liabilities as of January 31, 2010, was 3.8 to 1, compared to 3.6 to 1 as of October 31, 2009. The increase in working capital when comparing the periods was primarily caused by the $1.3 million increase in inventories and the $544,000 decrease in accounts payable and accrued expenses, partially offset by the $828,000 decrease in cash and cash equivalents and the $750,000 increase in note payable to bank.

Net Cash

Net cash used in operating activities was $1.4 million in the first quarter of fiscal year 2010, compared to net cash provided by operating activities of $1.6 million in the first quarter of fiscal year 2009. Net cash used in operating activities during the first quarter of fiscal year 2010 primarily resulted from a net loss of $378,000, the increase in inventories of $1.3 million and the decrease in accounts payable and accrued expenses of $579,000. The aforementioned factors contributing to cash used in operating activities were partially offset by certain adjustments to reconcile net loss to net cash used in operating activities, including depreciation and amortization of $743,000. Net cash provided by operating activities during the first quarter of fiscal year 2009 primarily resulted from certain adjustments to reconcile net loss to net cash provided by operating activities, including depreciation and amortization of $768,000. Additionally, the decrease in trade accounts receivable in the amount of $2.0 million further contributed to net cash provided by operating activities. The aforementioned factors positively affecting cash provided by operating activities were partially offset by a net loss totaling $742,000.

Net cash used in investing activities totaled $124,000 and $284,000 in the first quarters of fiscal years 2010 and 2009, respectively. Net cash used in investing activities during the first quarters of fiscal years 2010 and 2009 resulted from purchases of property and equipment.

Net cash provided by financing activities totaled $678,000 in the first quarter of fiscal year 2010, compared to net cash used in financing activities of $693,000 in the first quarter of fiscal year 2009. Net cash provided by financing activities in the first quarter of fiscal year 2010 resulted primarily from proceeds from a note payable to our bank under our line of credit in the amount of $750,000. Net cash used in financing activities during the first quarter of fiscal year 2009 resulted primarily from the repurchase and retirement of approximately 107,000 shares of our common stock and the reversal of outstanding checks in excess of funds on deposit.

Valley Bank Credit Facilities

On May 30, 2008, we established $17.0 million in credit facilities (collectively, the “Credit Facilities”) with Valley Bank to provide for our working capital needs and to finance the acquisition of SMP Data Communications. The Credit Facilities provided a working capital line of credit (the “Revolving Loan”), a real estate term loan (the “Virginia Real Estate Loan”), a supplemental real estate term loan (the “North Carolina Real Estate Loan”), and a capital acquisitions term loan (the “Capital Acquisitions Term Loan”). The Capital Acquisitions Term Loan was fully funded in fiscal year 2008 and repaid in fiscal year 2009. Therefore, the $2.3 million portion of the credit facility related to the Capital Acquisitions Term Loan is no longer available.

The Revolving Loan originally provided up to $6.0 million for our working capital needs and bore interest at LIBOR plus 2.15%, but provided a lower rate option if we maintained specific depository amounts with Valley Bank. As of January 31, 2010, we had $750,000 outstanding borrowings under our Revolving Loan and $5.3 million in available credit.

The Revolving Loan was modified on February 16, 2010 and now provides up to $3.0 million for the Company’s working capital needs and bears interest at LIBOR plus 2.15%, but at no time shall the applicable rate decrease below 4.5% per annum. We may borrow up to 85% of our consolidated eligible accounts receivable, (excluding foreign accounts receivable), plus 35% of certain consolidated uninsured foreign receivables (or 100% of insured foreign receivables, without duplication) up to a maximum of $1,500,000 plus 25% of our consolidated eligible inventory. The Revolving Loan, as modified, expires on May 31, 2010; however, we are engaged in active discussions with our current lender and other financial institutions to replace just our revolving loan or our total Credit Facilities with a revolving loan or new credit facilities with terms we believe will be appropriate for our current financing needs.

The Virginia Real Estate Loan was fully funded on May 30, 2008. The Virginia Real Estate Loan accrues interest at 6% and payments of principal and interest are based on a 25 year amortization. Payments on the Virginia Real Estate Loan will be made in 59 equal installments of principal and interest in the amount of $42,241 for the period from July 1, 2008 through May 1, 2013. The balance of the Virginia Real Estate Loan will be due June 1, 2013. As of January 31, 2010, we had outstanding borrowings of $6.3 million under our Virginia Real Estate Loan.

The North Carolina Real Estate Loan was fully funded on May 30, 2008. The North Carolina Real Estate Loan accrues interest at 6% and payments of principal and interest are based on a 25 year amortization. Payments on the North Carolina Real Estate Loan will be made in 59 equal installments of principal and interest in the amount of $14,557 for the period from July 1, 2008 through May 1, 2013. The balance of the North Carolina Real Estate Loan will be due June 1, 2013. As of January 31, 2010, we had outstanding borrowings of $2.2 million under our North Carolina Real Estate Loan.

The Credit Facilities are secured by a first priority lien on all of our personal property and assets as well as a first lien deed of trust on our real property, in both cases including the assets of the Company’s Asheville facility.

Capital Expenditures

We did not have any material commitments for capital expenditures as of January 31, 2010. During our 2010 fiscal year budgeting process, we included an estimate for capital expenditures for the fiscal year of $2.0 million. This budget includes estimates for capital expenditures for new manufacturing equipment, improvements to existing manufacturing equipment, new information technology equipment and software, upgrades to existing information technology equipment and software, furniture and all other capitalizable expenditures for property, plant and equipment. These expenditures will be funded out of our working capital or our existing or replacement credit facilities. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Historically, we have spent less than our budgeted capital expenditures in any given year.

Corporate acquisitions and other strategic investments are considered outside of our annual capital expenditure budgeting process.

Future Cash Flow Considerations

We believe that our future cash flow from operations, our cash on hand and our existing or replacement credit facilities will be adequate to fund our operations for at least the next twelve months.

From time to time, we are involved in various claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Seasonality

Historically, net sales are relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year, which we believe may be partially due to construction cycles and budgetary considerations of our customers. For example, our trend has been that an average of approximately 45% of our net sales occurred during the first half of the fiscal year and an average of approximately 55% of our net sales occurred during the second half of the fiscal year for fiscal years 1996 through 2008, excluding fiscal years 2001, 2002 and 2009. Fiscal years 2001, 2002 and 2009 are excluded because we believe net sales did not follow this pattern due to overall economic conditions in the industry and/or in the world during these years.

We believe our net sales have generally been impacted by seasonality factors. We typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year. We have seen that this pattern may be substantially altered by the timing of larger projects or other economic factors impacting our industry or impacting the industries of our customers and end-users. As a result, while we believe seasonality may be a factor that impacts our quarterly net sales results, we are not able to reliably predict net sales based on seasonality because these other factors can also substantially impact our net sales patterns during the year.

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

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2009 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2009 Form 10-K did not change during the period from November 1, 2009 through January 31, 2010.

Future Accounting Considerations

In September 2006, the FASB issued Accounting Standards Codification 820-10, Fair Value Measurements (“ASC 820-10”), which clarifies the definition of fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles, and expands disclosures regarding fair value measurements. ASC 820-10 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. ASC 820-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, but has been delayed for treatment of non-financial assets and liabilities until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of the portion of ASC 820-10 other than for treatment of non-financial assets and liabilities was effective November 1, 2008, and did not have any impact on our results of operations, financial position or liquidity. The adoption of ASC 820-10 for the treatment of non-financial assets and liabilities was effective for us on November 1, 2009 and did not have any impact on our results of operations, financial position or liquidity.

In December 2007, the FASB issued Accounting Standards Codification 805-10, Business Combinations (“ASC 805-10”). ASC 805-10 requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition-date fair values the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. The adoption of ASC 805-10, effective November 1, 2009, did not have any impact on our results of operations, financial position or liquidity.

In December 2007, the FASB issued Accounting Standards Codification 810-10, Consolidation (“ASC 810-10”). ASC 810-10 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition, this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The adoption of ASC 810-10, effective November 1, 2009, did not have a material impact on our results of operations, financial position or liquidity. However, we have disclosed on the face of the condensed consolidated statement of operations for the three months ended January 31, 2010, the amount of consolidated net loss attributable to the noncontrolling interest associated with Centric Solutions, LLC. Similar disclosure has also been reflected on the face of our condensed consolidated balance sheet as of January 31, 2010, our condensed consolidated statement of shareholders’ equity for the three months ended January 31, 2010 and in certain notes to the condensed consolidated financial statements.

In April 2008, the FASB issued Accounting Standards Codification 350-30, Determination of the Useful Life of Intangible Assets (“ASC 350-30”). ASC 350-30 amends the factors that an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. ASC 350-30 requires an entity to consider its own historical experience in renewing or extending the term of the arrangement, consistent with its expected use of the asset. In the absence of historical experience, an entity should consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. The adoption of ASC 350-30, effective November 1, 2009, did not have any impact on our results of operations, financial position or liquidity.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, (principal executive officer and principal financial officer) the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2010. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2010 and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 16, 2009, the Company’s Board of Directors approved a plan to purchase and retire up to 325,848 shares of the Company’s common stock, or approximately 5% of the shares then outstanding. At the time the plan was approved, the Company anticipated that the purchases would be made over a 12- to 24-month period unless the entire number of shares expected to be purchased under the plan is sooner acquired. For the three month period ended January 31, 2010, the Company did not repurchase and retire any shares of its outstanding common stock. As of January 31, 2010, 6,499,507 shares of the Company’s common stock were outstanding.

PART II. OTHER INFORMATION

Item 5. Other Events

On February 16, 2010, OCC and Valley Bank entered into a First Loan Modification Agreement (the “Amended Revolving Loan”) under which the Bank provides the Company with an extension of the February 28, 2010 termination date of the Company’s existing working capital line of credit (the “Original Revolving Loan”) with the Bank. The Amended Revolving Loan provides for an amended termination date of May 31, 2010 and reduces the amount available under the Original Revolving Loan from $6,000,000 to an aggregate principal amount at any one time outstanding not to exceed the lesser of (i) $3,000,000, or (ii) the sum of (x) 85 percent of certain receivables plus (y) 35 percent of certain uninsured foreign receivables (or 100 percent of insured foreign receivables, without duplication and at the Bank’s discretion) up to a maximum amount of $1,500,000 at any one time plus (z) 25 percent of certain inventory (the “Revolving Loan Limit”). Within the Revolving Loan Limit, the Company may borrow, repay, and reborrow, at any time or from time to time until May 31, 2010, the Amended Revolving Loan termination date. The First Loan Modification Agreement also places a floor on the interest rate applicable to borrowings under the Amended Revolving Loan of 4.5%, consistent with what is typical in the current credit environment.

PART II. OTHER INFORMATION

Item 6. Exhibits

The exhibits listed on the Exhibit Index are filed as part of, and incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: March 17, 2010	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: March 17, 2010	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated May 30, 2008, by and among Optical Cable Corporation, Aurora Merger Corporation, Preformed Line Products Company and Superior Modular Products Incorporated (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 2, 2008).

3.1	Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated herein by reference to Exhibit 1 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

3.2	Bylaws of Optical Cable Corporation, as amended (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.1	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.2	Rights Agreement dated as of November 2, 2001 (incorporated herein by reference to Exhibit 4 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.3	Form of certificate representing preferred share purchase right (incorporated herein by reference to Exhibit 5 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.4	Credit Agreement dated May 30, 2008 by and between Optical Cable Corporation and Superior Modular Products Incorporated as borrowers and Valley Bank as lender in the amount of $17,000,000 consisting of a Revolver in the amount of $6,000,000; Term Loan A in the amount of $2,240,000; Term Loan B in the amount of $6,500,000; and a Capital Acquisitions Term Loan in the amount of $2,260,000 (incorporated herein by reference to Exhibit 4.16 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.5	Credit Line Deed of Trust dated May 30, 2008 between Optical Cable Corporation as Grantor, LeClairRyan as Trustee and Valley Bank as Beneficiary (incorporated herein by reference to Exhibit 4.17 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.6	Deed of Trust, Security Agreement and Fixtures Filing dated May 30, 2008 by and between Superior Modular Products Incorporated as Grantor, LeClairRyan as Trustee and Valley Bank as Beneficiary (incorporated herein by reference to Exhibit 4.18 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.7	Security Agreement dated May 30, 2008 between Optical Cable Corporation and Superior Modular Products Incorporated and Valley Bank (incorporated herein by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.8	Revolving Loan Note in the amount of $6,000,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.20 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.9	Term Loan A Note in the amount of $2,240,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.10	Term Loan B Note in the amount of $6,500,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.22 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.11	Capital Acquisitions Term Note in the amount of $2,260,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.23 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.12	First Loan Modification Agreement dated February 28, 2010 by and between Optical Cable Corporation and Valley Bank (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 22, 2010).

10.1*	Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated herein by reference to Exhibit 10.1 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.2*	Employment Agreement dated December 10, 2004 by and between Optical Cable Corporation and Tracy G. Smith (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2005 (file number 0-27022)).

10.4*	Employment Agreement by and between Superior Modular Products Incorporated and William R. Reynolds effective May 30, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2008 (file number 0-27022)).

10.5*	Optical Cable Corporation Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 1998 (file number 0-27022)).

10.6*	Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-8 No. 333-09733).

10.7*	Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.8*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.9*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.10*	Form of award agreement under the Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2004).

10.11*	Optical Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.12*	Form of time vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.13*	Form of stock performance vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.14*	Form of operational performance vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.15*	Form of operational performance (Company financial performance measure) vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2007).

10.16	Redemption Agreement by and between Optical Cable Corporation and BB&T Investment Services, Inc. dated March 27, 2007 (incorporated herein by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2007).

10.17*	Amendment No. 1 dated December 31, 2008 to Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 6, 2009).

10.18*	Amendment No. 1 dated December 31, 2008 to Employment Agreement by and between Optical Cable Corporation and Tracy G. Smith effective December 10, 2004 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 6, 2009).

10.19*	Amendment No. 1 dated December 31, 2008 to Employment Agreement by and between Superior Modular Products Incorporated and William R. Reynolds effective May 30, 2008 (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 6, 2009).

10.20*	Form of operational performance (Company financial performance measure) vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2009).

10.21*	Notice of Exercise of Warrant by the Company to purchase 98,741 shares of common stock of Applied Optical Systems, Inc. dated October 30, 2009 (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.22*	Stock Purchase Agreement dated October 31, 2009 by and among the Company, as buyer and G. Thomas Hazelton, Jr. and Daniel Roehrs as sellers (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.23*	Employment agreement dated October 31, 2009, between Applied Optical Systems, Inc. and G. Thomas Hazelton, Jr. (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.24*	Employment agreement dated October 31, 2009, between Applied Optical Systems, Inc. and Daniel Roehrs (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.25*	Buy-Sell Agreement dated October 31, 2009, by and between G. Thomas Hazelton, Jr., as guarantor, and the Company (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.26*	Buy-Sell Agreement dated October 31, 2009, by and between Daniel Roehrs, as guarantor, and the Company (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.27*	Indemnification Agreement dated October 31, 2009, between the Company and Applied Optical Systems, Inc. (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.28*	Supplemental Agreement dated October 31, 2009, by and among the Company, as buyer, Applied Optical Systems, Inc., George T. Hazelton Family Trust, G. Thomas Hazelton, Jr., and Daniel Roehrs (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.29*	Termination Agreement dated October 31, 2009, by and among Applied Optical Systems, Inc., the Company, as lender, and G. Thomas Hazelton, Jr. and Daniel Roehrs (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.30*	Warrant Exercise Agreement between the Company and Applied Optical Systems, Inc. dated October 30, 2009 (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.31	10b5-1 Repurchase Agreement by and between Optical Cable Corporation and BB&T Capital Markets dated November 17, 2009. FILED HEREWITH.

11.1	Statement regarding computation of per share earnings (incorporated by reference to note 8 of the Condensed Notes to Condensed Consolidated Financial Statements contained herein).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.