Form 10-Q
period 2010-04-30
OPTICAL CABLE CORP
filed 2010-06-14
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of June 7, 2010, 6,512,446 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Six Months Ended April 30, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPTICAL CABLE CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	April 30, 2010	October 31, 2009
Assets

Current assets:
Cash and cash equivalents	$1,105,316	$1,948,334
Trade accounts receivable, net of allowance for doubtful accounts of $98,994 at April 30, 2010 and $108,913 at October 31, 2009	9,564,298	9,532,869
Other receivables	611,497	433,219
Income taxes refundable	1,441,146	1,842,008
Inventories	13,318,456	12,306,286
Prepaid expenses and other assets	627,765	479,601
Deferred income taxes - current	1,223,731	1,160,046

Total current assets	27,892,209	27,702,363

Property and equipment, net	14,072,932	14,972,379
Goodwill	—	6,288,803
Intangible assets, net	970,908	1,271,624
Deferred income taxes - noncurrent	731,479	—
Other assets, net	103,052	91,629

Total assets	$43,770,580	$50,326,798

Liabilities and Shareholders’ Equity

Current liabilities:
Current installments of long-term debt	$172,036	$166,909
Accounts payable and accrued expenses	5,421,281	6,116,946
Accrued compensation and payroll taxes	1,294,805	1,348,281
Deferred revenue	761,603	—

Total current liabilities	7,649,725	7,632,136

Note payable to bank	1,112,019	—
Long-term debt, excluding current installments	8,281,125	8,369,126
Deferred income taxes - noncurrent	—	149,768
Other non-current liabilities	910,661	919,013

Total liabilities	17,953,530	17,070,043

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 6,512,446 shares at April 30, 2010 and 6,508,821 at October 31, 2009	5,621,828	5,166,016
Retained earnings	20,308,756	28,090,739

Total shareholders’ equity attributable to Optical Cable Corporation	25,930,584	33,256,755
Noncontrolling interest	(113,534)	—

Total shareholders’ equity	25,817,050	33,256,755

Commitments and contingencies

Total liabilities and shareholders’ equity	$43,770,580	$50,326,798

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
Net sales	$15,255,913	$15,343,024	$30,263,148	$30,301,401
Cost of goods sold	10,970,382	9,620,203	20,476,516	19,790,296

Gross profit	4,285,531	5,722,821	9,786,632	10,511,105

Selling, general and administrative expenses	6,191,427	5,811,571	12,240,470	11,622,128
Royalty income, net	(363,275)	(220,338)	(609,478)	(382,686)
Amortization of intangible assets	146,808	208,518	293,616	418,340
Impairment of goodwill	6,246,304	—	6,246,304	—

Loss from operations	(7,935,733)	(76,930)	(8,384,280)	(1,146,677)

Other income (expense), net:
Interest income	78,494	1,473	79,437	9,427
Interest expense	(159,081)	(168,249)	(305,093)	(342,697)
Other, net	75,596	36	68,602	24,631

Other expense, net	(4,991)	(166,740)	(157,054)	(308,639)

Loss before income taxes	(7,940,724)	(243,670)	(8,541,334)	(1,455,316)
Income tax benefit	(423,620)	(259,647)	(645,817)	(728,831)

Net income (loss)	$(7,517,104)	$15,977	$(7,895,517)	$(726,485)
Net loss attributable to noncontrolling interest	(50,975)	—	(113,534)	—

Net income (loss) attributable to Optical Cable Corporation	$(7,466,129)	$15,977	$(7,781,983)	$(726,485)

Net income (loss) per share attributable to Optical Cable Corporation: Basic and diluted	$(1.27)	$0.00	$(1.32)	$(0.12)

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Six Months Ended April 30, 2010
	Common Stock		Retained Earnings	Total Shareholders’ Equity Attributable to OCC	Noncontrolling Interest	Total Shareholders’ Equity
	Shares	Amount
Balances at October 31, 2009	6,508,821	$5,166,016	$28,090,739	$33,256,755	$—	$33,256,755
Share-based compensation, net	3,625	455,812	—	455,812	—	455,812
Net loss	—	—	(7,781,983)	(7,781,983)	(113,534)	(7,895,517)

Balances at April 30, 2010	6,512,446	$5,621,828	$20,308,756	$25,930,584	($113,534)	$25,817,050

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended April 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(7,895,517)	$(726,485)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,479,331	1,553,812
Bad debt expense (recovery)	(9,319)	2,661
Deferred income tax benefit	(968,785)	(57,531)
Impairment of goodwill	6,246,304	—
Share-based compensation expense	519,865	470,067
(Increase) decrease in:
Trade accounts receivable	(22,110)	2,416,979
Other receivables	(178,278)	333,825
Income taxes refundable	400,862	(1,142,589)
Inventories	(1,012,170)	549,521
Prepaid expenses and other assets	(150,464)	(73,754)
Intangible assets, net	(11,148)	—
Other assets, net	3,280	5,690
Increase (decrease) in:
Accounts payable and accrued expenses	(657,939)	(1,169,383)
Accrued compensation and payroll taxes	(53,476)	(1,769,438)
Deferred revenue	761,603	—
Other non-current liabilities	(8,352)	30,095

Net cash provided by (used in) operating activities	(1,556,313)	423,470

Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(230,325)	(585,481)
Investment in other assets	—	(104,823)

Net cash used in investing activities	(230,325)	(690,304)

Cash flows from financing activities:
Reversal of outstanding checks in excess of funds on deposit	—	(279,520)
Payroll taxes withheld and remitted on share-based payments	(64,053)	(66,521)
Proceeds from note payable	1,112,019	—
Principal payments on long-term debt	(82,874)	(78,038)
Payments for financing costs	(21,472)	—
Repurchase of common stock	—	(329,827)

Net cash provided by (used in) financing activities	943,620	(753,906)

Net decrease in cash and cash equivalents	(843,018)	(1,020,740)
Cash and cash equivalents at beginning of period	1,948,334	3,910,120

Cash and cash equivalents at end of period	$1,105,316	$2,889,380

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2010

(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2010 are not necessarily indicative of the results for the fiscal year ending October 31, 2010 because the following items, among other things, may impact those results: changes in market conditions, seasonality, changes in technology, competitive conditions, ability of management to execute its business plans, as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2009.

Certain reclassifications have been made to the prior period’s condensed notes to the condensed consolidated financial statements to place them on a basis comparable with the current period’s condensed notes to the condensed consolidated financial statements.

(2)	Stock Option Plan and Other Stock-Based Compensation

As of April 30, 2010, there were approximately 80,000 remaining shares available for grant under the Optical Cable Corporation 2005 Stock Incentive Plan (the “2005 Plan”). The Company anticipated that the 2005 Plan would be depleted of shares available for grant during fiscal year 2009. Due to the severe economic recession and at the recommendation of senior management, the Board of Directors has approved neither reserving additional shares available for grant under the 2005 Plan nor adopting a new stock incentive plan.

Share-based compensation expense for employees and non-employee Directors recognized in the condensed consolidated statements of operations for the three months and six months ended April 30, 2010 was $290,787 and $519,865, respectively, and for the three months and six months ended April 30, 2009 was $240,123 and $470,067, respectively, and was entirely related to expense recognized in connection with the vesting of restricted stock awards.

Stock Option Awards

In the past, employees and outside contractors were issued options to purchase common stock, all of which were issued prior to July 2002. Additionally, during 2002, non-employee members of the Company’s Board of Directors were granted options to purchase shares of the Company’s common stock. The exercise price equaled the market price of the Company’s common stock on the date of grant.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2010

(Unaudited)

Stock option activity during the six months ended April 30, 2010 is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term (in yrs)
Outstanding and exercisable at October 31, 2009	166,577	$7.62	2.27
Forfeited	—	—	—

Outstanding and exercisable at April 30, 2010	166,577	$7.62	1.77

Restricted Stock Awards

The Company has granted, and anticipates granting from time to time, restricted stock awards subject to approval by the Compensation Committee of the Board of Directors.

The Company generally grants restricted stock awards each fiscal year to members of the Company’s leadership team and select key employees. Such grants are approved by the Compensation Committee and are subject to any vesting requirements required by the Compensation Committee. According to policies adopted by the Board of Directors, the Company targets April of each year as the time to make such grants. At this time, no such grants have been made for fiscal year 2010.

Restricted stock award activity during the six months ended April 30, 2010 consisted of restricted share grants totaling 22,860 shares, and 19,235 restricted shares withheld for taxes in connection with the vesting of restricted shares.

As of April 30, 2010, the maximum amount of compensation cost related to unvested equity-based compensation awards in the form of service-based, market condition-based, and operational performance-based shares that the Company will have to recognize over a 2.7 year weighted-average period is approximately $1.7 million.

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the six months ended April 30, 2010 and 2009 follows:

	Six Months Ended April 30,
	2010	2009

Balance at beginning of period	$108,913	$150,941
Bad debt expense (recovery), net	(9,319)	2,661
Losses charged to allowance	(600)	(11,106)

Balance at end of period	$98,994	$142,496

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2010

(Unaudited)

(4)	Inventories

Inventories as of April 30, 2010 and October 31, 2009 consist of the following:

	April 30, 2010	October 31, 2009

Finished goods	$4,675,960	$4,524,502
Work in process	2,784,409	1,937,317
Raw materials	5,624,671	5,033,761
Production supplies	233,416	810,706

Total	$13,318,456	$12,306,286

(5)	Product Warranties

As of April 30, 2010 and October 31, 2009, the Company’s accrual for estimated product warranty claims totaled $202,000 and $160,000 and is included in accounts payable and accrued expenses. Warranty claims expense for the three months and six months ended April 30, 2010 totaled $166,395 and $203,795, respectively, and warranty claims expense for the three months and six months ended April 30, 2009 totaled $179,283 and $255,390, respectively.

The following table summarizes the changes in the Company’s accrual for product warranties during the six months ended April 30, 2010 and 2009:

	Six Months Ended April 30,
	2010	2009

Balance at beginning of period	$160,000	$210,000
Liabilities accrued for warranties issued during the period	169,458	242,628
Warranty claims and costs paid during the period	(161,795)	(160,390)
Changes in liability for pre-existing warranties during the period	34,337	12,762

Balance at end of period	$202,000	$305,000

(6)	Long-term Debt and Note Payable to Bank

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2010

(Unaudited)

Long-term debt as of April 30, 2010 and October 31, 2009 consists of the following:

	April 30, 2010	October 31, 2009
Virginia Real Estate Loan ($6.5 million original principal) payable in monthly installments of $42,241, including interest (at 6.0%), with final payment of $5,896,867 due June 1, 2013	$6,286,676	$6,348,310
North Carolina Real Estate Loan ($2.24 million original principal) payable in monthly installments of $14,557, including interest (at 6.0%), with final payment of $2,032,150 due June 1, 2013	2,166,485	2,187,725

Total long-term debt	8,453,161	8,536,035
Less current installments	172,036	166,909

Long-term debt, excluding current installments	$8,281,125	$8,369,126

The Revolving Loan originally provided up to $6.0 million for the Company’s working capital needs and bore interest at LIBOR plus 2.15%, but provided a lower rate option if the Company maintained specific depository amounts with Valley Bank. The Revolving Loan was modified on February 16, 2010 (“Amended Revolving Loan”) and provided up to $3.0 million for the Company’s working capital needs and bore interest at LIBOR plus 2.15%, but at no time was the applicable rate to decrease below 4.50% per annum. The Company could borrow up to 85% of the Company’s consolidated eligible accounts receivable (excluding foreign accounts receivable), plus 35% of certain consolidated uninsured foreign receivables (or 100% of insured foreign receivables, without duplication) up to a maximum of $1,500,000 plus 25% of the Company’s consolidated eligible inventory. The Amended Revolving Loan was due to expire on May 31, 2010.

On April 30, 2010, the Company and SunTrust Bank entered into a revolving credit facility consisting of a Commercial Note and Agreement to Commercial Note under which SunTrust Bank will provide the Company with a revolving line of credit for approximately 2 years for the working capital needs of the Company (the “Commercial Loan”). The Commercial Loan provides a $6.0 million working capital line of credit and replaces the Company’s Amended Revolving Loan with Valley Bank. Under the Commercial Loan, the Company may borrow an aggregate principal amount at any one time outstanding not to exceed the lesser of (i) $6.0 million, or (ii) the sum of 85% of certain receivables aged 90 days or less plus 35% of the lesser of $1.0 million or certain foreign receivables plus 25% of certain raw materials inventory. Advances under the Commercial Loan accrue at the greater of (x) LIBOR plus 2.0%, or (y) 3.0%. Accrued interest on the outstanding principal balance is due on the first day of each month beginning June 1, 2010, with all then outstanding principal, interest, fees and costs due at the Commercial Loan Termination Date of May 31, 2012.

As of April 30, 2010, the Company had $1.1 million of outstanding borrowings on its Commercial Loan and, as a result, $4.9 million in available credit.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2010

(Unaudited)

Additionally, on April 30, 2010, the Company entered into a Second Loan Modification Agreement with Valley Bank whereby upon satisfaction and termination of the Amended Revolving Loan, Valley Bank consented to the release of certain collateral used to secure the Amended Revolving Loan, including but not limited to the Company’s accounts, deposit accounts, inventory and general intangibles and permitted the existence of the Commercial Loan.

The Commercial Loan is secured by a first priority lien on all of the Company’s inventory, accounts, general intangibles, deposit accounts, instruments, investment property, letter of credit rights, commercial tort claims, documents and chattel paper. The Virginia Real Estate Loan and the North Carolina Real Estate Loan are secured by a first priority lien on all of the Company’s personal property and assets, except for the Company’s inventory, accounts, general intangibles, deposit accounts, instruments, investment property, letter of credit rights, commercial tort claims, documents and chattel paper, as well as a first lien deed of trust on the Company’s real property, in both cases including the assets at the Company’s Asheville facility.

(7)	Fair Value Measurements

(a) Fair Value of Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, trade accounts receivable, income taxes refundable, other receivables, accounts payable and accrued expenses, including accrued compensation and payroll taxes, the current installments of long-term debt, and deferred revenue approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s note payable to bank and long-term debt, excluding current installments, approximates the fair value based on similar long-term debt issues available to the Company as of April 30, 2010. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

(b) Fair Value Hierarchy

The Company adopted FASB ASC 820, Fair Value Measurements and Disclosures, on November 1, 2008 for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. On November 1, 2009, the Company adopted the provisions of ASC 820 for fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2010

(Unaudited)

•	Level 3 inputs are observable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

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

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

Three Months Ended April 30, 2010	Net Loss attributable to OCC (Numerator)	Shares (Denominator)	Per Share Amount
Basic net loss per share	$(7,466,129)	5,891,103	$(1.27)

Effect of dilutive stock options and warrants	—	—

Diluted net loss per share	$(7,466,129)	5,891,103	$(1.27)

Three Months Ended April 30, 2009	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$15,977	6,139,972	$0.00

Effect of dilutive stock options and warrants	—	—

Diluted net income per share	$15,977	6,139,972	$0.00

Six Months Ended April 30, 2010	Net Loss attributable to OCC (Numerator)	Shares (Denominator)	Per Share Amount
Basic net loss per share	$(7,781,983)	5,895,837	$(1.32)

Effect of dilutive stock options and warrants	—	—

Diluted net loss per share	$(7,781,983)	5,895,837	$(1.32)

Six Months Ended April 30, 2009	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic net loss per share	$(726,485)	6,135,579	$(0.12)

Effect of dilutive stock options and warrants	—	—

Diluted net loss per share	$(726,485)	6,135,579	$(0.12)

Stock options that could potentially dilute net income (loss) per share in the future that were not included in the computation of diluted net income (loss) per share (because to do so would have been antidilutive for the periods presented) totaled 166,577 for the three months and six months ended April 30, 2010 and

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2010

(Unaudited)

175,205 for the three months and six months ended April 30, 2009. Unvested shares as of April 30, 2010, totaling 608,404, were not included in the computation of basic and diluted net loss per share for the three months and six months ended April 30, 2010 (because to do so would have been antidilutive).

(9)	Shareholders’ Equity

On October 16, 2009, the Company’s Board of Directors approved a plan to purchase and retire up to 325,848 shares of the Company’s common stock, or approximately 5% of the shares then outstanding. The Company anticipates that the purchases will be made over a 12- to 24-month period unless the entire number of shares expected to be purchased under the plan is sooner acquired. As of April 30, 2010, no purchases were made under the plan. As of April 30, 2010, 6,512,446 shares of the Company’s common stock were outstanding.

(10)	Segment Information and Business and Credit Concentrations

The Company has a single reportable segment for purposes of segment reporting, exclusive of Centric Solutions LLC (“Centric Solutions”). For the three month and six month periods ended April 30, 2010, Centric Solutions generated revenues totaling $194,430 and $236,537, respectively, and incurred operating losses of $352,586 and $716,851, respectively. For the three month and six month periods ended April 30, 2009, Centric Solutions generated no revenues and incurred operating losses of $414,429 and $744,497, respectively. Total assets of Centric Solutions of approximately $597,000 (net of intercompany amounts) are included in the total consolidated assets of the Company.

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits, and monitoring procedures. Management believes that credit risks as of April 30, 2010 and October 31, 2009 have been adequately provided for in the condensed consolidated financial statements.

For the three months ended April 30, 2010 and 2009, 10.5% and 11.1%, respectively, of consolidated net sales were attributable to one major domestic distributor. No other single customer accounted for more than 10% of the Company’s consolidated net sales during the three months ended April 30, 2010. One other customer accounted for more than 10% of the Company’s consolidated net sales during the three months ended April 30, 2009, with such customer accounting for 11.3% during such period. For the six months ended April 30, 2010 and 2009, 10.2% and 11.4%, respectively, of consolidated net sales were attributable to one major domestic distributor. No other single customer accounted for more than 10% of the Company’s consolidated net sales during the six months ended April 30, 2010 and 2009.

For the six months ended April 30, 2010 and 2009, approximately 73% and 71%, respectively, of consolidated net sales were from customers located in the United States, and approximately 27% and 29%, respectively, were from customers outside of the United States.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2010

(Unaudited)

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

Final judgment has not yet been entered in the case because AOS still has a counterclaim pending asserting that AFSI was guilty of inequitable conduct in obtaining the patent at issue. The Court granted summary judgment in favor of AFSI on a second counterclaim asserted by AOS, alleging that AFSI had violated the U.S. antitrust laws. The inequitable conduct claim was tried to the Court (without a jury) in April 2010 and the post-trial briefing was completed at the end of May 2010. No decision has been issued by the Court as of this date. If AOS is successful on the inequitable conduct counterclaim it could potentially recover some or all of the attorney’s fees and expenses it has incurred.

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

In the event either the District Court or the appellate court were to order a new trial, the evidence adduced at the first trial indicated that AFSI’s claimed damages were no more than $160,000 based on certain pretrial rulings by the District Court. The amount of damages sought in a retrial could potentially be higher. Additionally, in the event a new trial was ordered, a finding of infringement could result in entry of a permanent injunction that would preclude AOS from selling the infringing products.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2010

(Unaudited)

(12)	Impairment of Goodwill

In accordance with ASC 350-20, Intangibles—Goodwill and Other, the Company tests for the impairment of goodwill at the reporting unit level on an annual basis and between annual tests in certain circumstances. The Company uses the two-step impairment test to first identify whether a potential impairment of goodwill is deemed to exist and then to estimate the amount of any impairment to be recorded. The Company’s impairment testing required the Company to make certain assumptions and judgements in calculating a reasonable carrying amount of goodwill. The Company selected April 30 th as the measurement date for annual impairment testing in accordance with ASC 350-20.

In connection with the acquisition of AOS on October 31, 2009 as described in note 13, the Company recorded goodwill in the amount of $6,246,304 which was capitalized as part of the purchase price allocation process. The Company and its industry continue to face challenges given the current worldwide economic recession. The Company compared its current market capitalization to the Company’s book value (including goodwill) in determining there was a potential impairment of goodwill. The implied fair value of reporting unit goodwill was estimated (Level 2 inputs) and compared to the carrying amount of goodwill, and in the Company’s judgment, based on this analysis, it is appropriate to write-off the carrying value of the goodwill on the consolidated balance sheet. As a result, the Company recorded a non-recurring, non-cash impairment charge in the amount of $6,246,304 to write-off the carrying value of goodwill as of April 30, 2010.

The changes in the carrying value of goodwill for the six months ended April 30, 2010 are as follows:

Balance as of October 31, 2009	$6,288,803
Purchase accounting adjustment	(42,499)
Impairment loss	(6,246,304)

Balance as of April 30, 2010	$—

(13)	Business Combination

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

Three Months and Six Months Ended April 30, 2010

(Unaudited)

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

The acquisition was accounted for under Statement of Financial Accounting Standards No. 141, Business Combinations, (“SFAS 141”), which was not included in the FASB’s Codification, but was still applicable for the Company as of October 31, 2009. The purchase price of $2.6 million was allocated to the assets acquired and the liabilities assumed based on the fair values at the date of acquisition. This allocation, including the impact of the pre-acquisition note of $4.5 million and accrued interest payable to OCC of $761,009, resulted in the recognition of $6.4 million in intangible assets, $6.2 million of which related to goodwill. The consideration for the transaction included certain earn out provisions based upon the future performance of AOS. The agreement provided for a minimum earn out payment of $750,000 and a maximum of $14.75 million to be paid in 2017. The present value of the minimum earn out of $459,000 and capitalized acquisition costs associated with the transaction of $434,000 were included in the $2.6 million purchase price. As the transaction was effective on October 31, 2009, AOS’s assets and liabilities are included in the Company’s consolidated balance sheet at estimated fair value as of October 31, 2009. AOS’s results of operations are included in the Company’s consolidated results of operations beginning in fiscal year 2010.

During the first quarter of 2010, the Company made a purchase accounting adjustment that resulted in a net decrease to goodwill in the amount of $42,499. The purchase accounting adjustment was related to a change in the estimated fair value of certain long-lived assets and the related deferred income tax effects. As described in note 12, the Company recorded a $6,246,304 goodwill impairment charge to write-off the carrying value of the goodwill as of April 30, 2010.

Presented below is the pro forma impact on the unaudited results of operations for the three month and six month periods ended April 30, 2009 as though the transaction was completed as of November 1, 2008 as it relates to the unaudited interim results. The pro forma adjustments include the amortization of the fair market value adjustments to property and equipment, and amortizing intangibles; and an estimate of incremental interest cost related to the transaction, all reduced by the estimated income tax benefits. In addition, certain intercompany items of income and expense have been eliminated in the pro forma results of operations. The following amounts are presented in thousands, except for net loss per share.

	Three months ended April 30, 2009	Six months ended April 30, 2009
	(unaudited)	(unaudited)
Net sales	$16,502	$32,786
Net loss	(512)	(1,487)
Net loss per share (basic and diluted)	$(0.08)	$(0.24)

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2010

(Unaudited)

(14)	New Accounting Standards

In September 2006, the FASB issued Accounting Standards Codification 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), which clarifies the definition of fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles, and expands disclosures regarding fair value measurements. ASC 820-10 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. ASC 820-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, but was delayed for treatment of non-financial assets and liabilities until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of the portion of ASC 820-10 other than for treatment of non-financial assets and liabilities was effective November 1, 2008, and did not have any impact on the Company’s results of operations, financial position or liquidity. The adoption of ASC 820-10 for the treatment of non-financial assets and liabilities was effective for the Company as of November 1, 2009 and did not have any impact on the Company’s results of operations, financial position or liquidity.

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

In December 2007, the FASB issued Accounting Standards Codification 810-10, Consolidation (“ASC 810-10”). ASC 810-10 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition, this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The adoption of ASC 810-10, effective November 1, 2009, did not have a material impact on the Company’s results of operations, financial position or liquidity. However, the Company has disclosed on the face of the condensed consolidated statement of operations for the three months and six months ended April 30, 2010, the amount of consolidated net loss attributable to the noncontrolling interest associated with Centric Solutions, LLC. Similar disclosure has also been reflected on the face of the condensed consolidated balance sheet as of April 30, 2010, the condensed consolidated statement of shareholders’ equity for the six months ended April 30, 2010 and in certain condensed notes to the condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2010

(Unaudited)

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

We caution readers that the foregoing list of important factors is not exclusive and we incorporate by reference those factors included in our current reports on Form 8-K, and/or in our other filings.

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

On May 30, 2008, OCC acquired Superior Modular Products Incorporated (doing business as SMP Data Communications) (“SMP Data Communications”), located near Asheville, North Carolina. SMP Data Communications, previously a wholly owned subsidiary of OCC, was merged with and into OCC on October 31, 2009. The acquisition of SMP Data Communications provided OCC with the capability to design, develop and manufacture a broad range of top-tier copper and fiber optic connectors and connectivity products, which we refer to as our “enterprise connectivity products”. The acquisition of SMP Data Communications was a strategic acquisition for OCC, allowing OCC to provide customers and end-users with a broad range of integrated fiber optic and copper datacom cabling and connectivity solutions.

On October 31, 2009, OCC acquired Applied Optical Systems, Inc. (“AOS”) located near Dallas, Texas. AOS, a wholly owned subsidiary of OCC, designs, develops and manufactures a broad range of specialty fiber optic connectors and connectivity solutions primarily for use in military and other harsh environment applications, which we refer to as our “applied interconnect system products”. The acquisition of AOS was a strategic acquisition for OCC, allowing OCC to enhance the integrated fiber optic and copper datacom cabling and connectivity solutions OCC provides in its targeted markets and to permit OCC to pair AOS’s innovative and unique fiber optic connectivity products with OCC’s fiber optic cabling products for military and other harsh environment applications.

OCC markets and sells the products manufactured at its facility near Dallas, Texas under the names Optical Cable Corporation and OCC through the efforts of our integrated sales team.

Optical Cable Corporation, OCC, Superior Modular Products, SMP Data Communications, Applied Optical Systems, and associated logos are trademarks of Optical Cable Corporation.

Acquisition of Applied Optical Systems, Inc.

On October 31, 2009, we acquired AOS in a series of transactions that resulted in us owning 100% of the equity of AOS. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), which was not included in the FASB’s Codification, but still applicable for us as of October 31, 2009, the purchase price of $2.6 million has been allocated to the assets and liabilities assumed based on the fair values at the date of acquisition. This allocation, including the impact of the pre-acquisition note of $4.5 million and accrued interest payable to OCC of $761,009, resulted in the recognition of $6.4 million in intangible assets, $6.2 million of which related to goodwill. The consideration for the transaction includes certain earn out provisions based upon the future performance of the product lines developed by our Dallas team. The agreement provides for a minimum earn out payment of $750,000 and a maximum of $14.75 million to be paid in 2017. The present value of the minimum earn out of $459,000 was included in the $2.6 million purchase price.

During the first quarter of 2010, we made a purchase accounting adjustment that resulted in a net decrease to goodwill in the amount of $42,499, with no impact to our condensed consolidated statement of operations. The purchase accounting adjustment was related to a change in the estimated fair value of certain long-lived assets and the related deferred income tax effects. During the second quarter of fiscal year 2010, we recorded a $6.2 million impairment charge to write-off the carrying value of the goodwill as of April 30, 2010.

Summary of Company Performance for Second Quarter 2010

•

Consolidated net sales for each of the second quarters of fiscal years 2010 and 2009 were $15.3 million. Consolidated net sales for each of the first halves of fiscal years 2010 and 2009 were $30.3 million.

•

Gross profit decreased 25.1% to $4.3 million for the second quarter of fiscal year 2010 compared to $5.7 million for the same period last year. Gross profit decreased 6.9% to $9.8 million for the first half of fiscal year 2010 compared to $10.5 million for the same period last year.

•

We recorded a non-recurring, non-cash impairment charge in the amount of $6.2 million in the quarter ended April 30, 2010 related to the goodwill associated with the acquisition of AOS on October 31, 2009. This write-off was based on our determination that the goodwill no longer had fair value as of April 30, 2010.

•

We reported a net loss attributable to OCC of $7.5 million, or $1.27 per share, during the second quarter of fiscal year 2010, compared to net income of $16,000, or earnings per share of less than $0.01, for the comparable period last year. We reported a net loss attributable to OCC of $7.8 million, or $1.32 per share, during the first half of fiscal year 2010, compared to a net loss of $726,000, or $0.12 per share for the comparable period last year. Excluding the non-recurring, non-cash goodwill impairment charge recorded in the second quarter of fiscal year 2010, we would have reported loss before income taxes of $1.7 million and $2.3 million during the second quarter of fiscal year 2010 and the first half of fiscal year 2010, respectively.

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

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended April 30,		Percent	Six Months Ended April 30,		Percent
	2010	2009	Change	2010	2009	Change
Net sales	$15,256,000	$15,343,000	(0.6)%	$30,263,000	$30,301,000	(0.1)%
Gross profit	4,286,000	5,723,000	(25.1)%	9,787,000	10,511,000	(6.9)%
SG&A expenses	6,191,000	5,812,000	6.5%	12,240,000	11,622,000	5.3%
Impairment of goodwill	6,246,000	—	100.0%	6,246,000	—	100.0%
Net income (loss) attributable to OCC	(7,466,000)	16,000	46,830.5%	(7,782,000)	(726,000)	971.2%

Three Months Ended April 30, 2010 and 2009

Net Sales

Consolidated net sales for each of the second quarters of fiscal years 2010 and 2009 were $15.3 million. Sequentially, consolidated net sales for the second quarter of fiscal year 2010 increased 1.7% compared to consolidated net sales of $15.0 million during the first quarter of fiscal year 2010.

We experienced an increase in our net sales during the second quarter of fiscal year 2010 in our commercial markets compared to the same period last year. This increase was partially offset by decreases in net sales in our specialty markets. We experienced increases in our net sales during the second quarter of fiscal year 2010 of our enterprise connectivity products, compared to the same period last year. These increases were offset by decreases in net sales of our fiber optic cable products.

Net sales to customers located outside of the United States decreased 23.4% in the second quarter of fiscal year 2010 compared to the same period last year, while net sales to customers located in the United States increased 9.7%.

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

We believe our consolidated net sales continue to be negatively impacted by the global economic recession. However, when comparing net sales for the second quarter of fiscal year 2010 to the second quarter of fiscal year 2009 and to the first quarter of fiscal year 2010, the sale of our enterprise connectivity products has improved. We believe that net sales of our product lines tend to be a lagging indicator of economic recovery and downturn when compared to the general economy. Generally, we believe our improvement in the sales of enterprise connectivity products may indicate the beginning of improvement in our markets. We cannot be certain at this time if this improvement is an indication of a trend or predict whether or not or how soon we may see a similar improvement in the sale of our fiber optic cable product line.

Gross Profit

Our gross profit decreased 25.1% to $4.3 million in the second quarter of fiscal year 2010, compared to $5.7 million in the second quarter of fiscal year 2009. Gross profit margin, or gross profit as a percentage of net sales, decreased to 28.1% in the second quarter of fiscal year 2010 from 37.3% in the second quarter of fiscal year 2009.

The primary reason for the decrease in gross profit margin is that the gross profit margin associated with the sale of fiber optic cable products decreased to 31.7% for the second quarter of fiscal year 2010 compared to 41.4% for the same period last year due primarily to higher variable production costs associated with mix of products sold during the quarter as well as certain fixed manufacturing costs being spread over lower sales volumes. Further, sales of fiber optic cable products (which historically enjoy relatively higher gross profit margins when compared to our enterprise connectivity products) fell as a percentage of total net sales during the second quarter, negatively impacting total gross profit margin. The decrease in gross profit margin was partially mitigated by improvement in the gross profit margin associated with the sale of our enterprise connectivity products, which was 22.2% during the second quarter of fiscal year 2010 compared to 16.0% during the second quarter of fiscal year 2009. Historically, our enterprise connectivity and applied interconnect system products have lower gross profit margins than our fiber optic cable products. A trend we expect to continue.

We do not believe the lower gross profit margins we experienced for fiber optic cable products during the second quarter of fiscal year 2010 indicate a trend toward lower margins.

Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may deviate from expectations based on both anticipated and unanticipated changes in product mix. Additionally, our gross profit margins for our product lines tend to be higher when we achieve higher net sales levels of those product lines, as certain fixed manufacturing costs are spread over higher sales volumes.

Selling, General, and Administrative Expenses

SG&A expenses increased to $6.2 million in the second quarter of fiscal year 2010 from $5.8 million for the same period last year. SG&A expenses as a percentage of net sales were 40.6% in the second quarter of 2010 compared to 37.9% in the second quarter of 2009. Excluding the acquisition of AOS, we believe our SG&A expenses would have decreased in the second quarter of fiscal year 2010, when compared to the same period last year, as a result of cost reduction initiatives.

The acquisition of AOS added at least $848,000 to our consolidated SG&A expenses in our second quarter of fiscal year 2010, including $270,000 of employee related costs and $275,000 of legal fees (related to litigation in the patent infringement lawsuit). Despite the addition of these SG&A expenses, continued integration efforts, continued efforts to reduce costs and reductions in our work force completed in fiscal year 2009 partially offset the increase.

Royalty Income, Net

We recognized royalty income, net of related expenses, totaling $363,000 during the second quarter of fiscal year 2010, compared to royalty income, net of related expenses totaling $220,000 during the same period last year. The increase is due to the increased sale of licensed product by licensees during the second quarter of fiscal year 2010 compared to the same period last year. This income is largely offset by the expense of the amortization of the intangible assets associated with our royalty income, net (as further described in the Amortization of Intangible Assets section described herein), resulting from the required write-up of intangible assets to fair value when acquired as part of the acquisition of SMP Data Communications on May 30, 2008.

Amortization of Intangible Assets

We recognized $147,000 of amortization expense, associated with intangible assets, for the second quarter of fiscal year 2010, compared to amortization expense of $209,000 during the second quarter of fiscal year 2009. The decrease in amortization expense, when comparing the two periods, is due to the fact that the trade name and customer list intangible assets, acquired in connection with the acquisition of SMP Data Communications, were written off during the third and fourth quarters, respectively, of fiscal year 2009 when it was concluded that these assets were impaired.

Impairment of Goodwill

As of April 30, 2010, we performed our annual impairment analysis of goodwill as required by U.S. GAAP. OCC and our industry continue to face challenges given the current worldwide economic recession. We analyzed the carrying value of goodwill and determined that it is appropriate to write-off the carrying value of goodwill on our consolidated balance sheet. As a result, we recorded a non-recurring, non-cash impairment charge in the amount of $6.2 million to write-off the carrying value of the goodwill as of April 30, 2010.

Other Expense, Net

We recognized other expense, net, in the second quarter of fiscal year 2010 of $5,000 compared to other expense, net, of $167,000 in the second quarter of fiscal year 2009. Other expense, net is comprised of interest income, interest expense and other miscellaneous items which may fluctuate from period to period.

Loss Before Income Taxes

We reported a loss before income taxes of $7.9 million for the second quarter of fiscal year 2010 compared to loss before income taxes of $244,000 for the second quarter of fiscal year 2009. This increase was primarily due to the loss on the impairment of goodwill of $6.2 million. Also contributing to the increase in the loss before income taxes was the decrease in gross profit of $1.4 million in the second quarter of fiscal year 2010 compared to the same period in 2009.

Income Tax Benefit

Income tax benefit totaled $424,000 for the second quarter of fiscal year 2010 compared to income tax benefit of $260,000 for the same period in fiscal year 2009. Our effective tax rate for the second quarter of fiscal year 2010 was 5.3% compared to 106.6% in the second quarter of fiscal year 2009. Our effective tax rate for the second quarter of fiscal year 2010 is significantly lower, and our effective tax rate for the second quarter of fiscal year 2009 was significantly higher, than the statutory tax rate as a result of permanent differences in the GAAP and tax accounting treatment of certain expenses relative to our projected income or loss before taxes for the fiscal year. Generally, fluctuations in our effective tax rates are primarily due to permanent differences in GAAP and tax accounting for various tax deductions and benefits, but can also be significantly different from the statutory tax rate when income before taxes is at a level, generally close to breakeven, that permanent differences in GAAP and tax accounting treatment have a disproportional impact on our projected effective tax rate.

As of April 30, 2010, we recorded a non-recurring, non-cash impairment charge in the amount of $6.2 million to write-off the carrying value of goodwill. Since our tax basis in the goodwill was zero, this resulted in a permanent $6.2 million difference between book and taxable income and was the primary cause of our significantly lower effective tax rate.

Net Income (Loss)

Net loss attributable to OCC for the second quarter of fiscal year 2010 was $7.5 million compared to net income of $16,000 for the second quarter of fiscal year 2009. This change was due primarily to the increase in the loss before income taxes of $7.7 million in the second quarter of fiscal year 2010 compared with the same period in fiscal year 2009, partially offset by the increase in the tax benefit when comparing the two periods.

Six Months Ended April 30, 2010 and 2009

Net Sales

Consolidated net sales for each of the first halves of fiscal years 2010 and 2009 were $30.3 million. We experienced an increase in net sales during the first half of fiscal year 2010 in our commercial markets compared to the same period last year. The increase in net sales in our commercial markets was partially offset by a decrease in net sales in our specialty markets for the first half of fiscal year 2010. We experienced increases in our net sales during the first half of fiscal year 2010 of our enterprise connectivity products, compared to the same period last year. These increases were offset by decreases in net sales of our fiber optic cable products.

Net sales to customers located outside of the United States decreased 7.0% in the first half of fiscal year 2010 compared to the same period last year, while net sales to customers located in the United States increased 2.7%.

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

Gross Profit

Our gross profit decreased 6.9% to $9.8 million for the first half of fiscal 2010 from $10.5 million for the same period in fiscal year 2009. Gross profit margin, or gross profit as a percentage of net sales, decreased to 32.3% for the first half of fiscal year 2010 from 34.7% for the same period last year.

The primary reason for the decrease in the gross profit margin for the first half of fiscal year 2010 is that the gross profit margins associated with the sale of fiber optic cable products decreased to 37.8% during the first half of fiscal year 2010, compared to 39.0% for the same period last year due primarily to higher variable production costs associated with mix or products sold during the first half of the fiscal year as well as certain fixed manufacturing costs being spread over lower sales volumes. Further, sales of fiber optic cable products (which historically enjoy relatively higher gross profit margins when compared to our enterprise connectivity products) fell as a percentage of total net sales during the first half of the fiscal year, negatively impacting total gross profit margin. Our enterprise connectivity and applied interconnect system products, both had gross profit margins of 20.8% during the first half of fiscal year 2010. Historically, our enterprise connectivity and applied interconnect system products have lower gross profit margins than our fiber optic cable products. A trend we expect to continue.

Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may deviate from expectations based on both anticipated and unanticipated changes in product mix.

Selling, General, and Administrative Expenses

SG&A expenses increased 5.3% to $12.2 million in the first half of 2010 from $11.6 million for the same period last year. SG&A expenses as a percentage of net sales were 40.4% for the six months ended April 30, 2010 compared to 38.4% for the same period in 2009. Excluding the acquisition of AOS, we believe our SG&A expenses would have decreased in the first half of fiscal year 2010, when compared to the same period last year, as a result of cost reduction initiatives.

The acquisition of AOS added at least $1.7 million to our consolidated SG&A expenses in the first half of fiscal year 2010, including $468,000 of employee related costs and $589,000 of legal fees (related to litigation in the patent infringement lawsuit). Despite the addition of these SG&A expenses, continued integration efforts, continued efforts to reduce costs and reductions in our work force completed in fiscal year 2009 partially offset the increase.

Royalty Income, Net

We recognized royalty income, net of related expenses, totaling $609,000 during the six months ended April 30, 2010, compared to royalty income, net of related expenses totaling $383,000 during the same period last year. The increase is due to the increased sale of licensed product by licensees during the first half of fiscal year 2010 compared to the same period last year. This income is largely offset by the expense of the amortization of the intangible assets associated with our royalty income, net (as further described in the Amortization of Intangible Assets section described herein), resulting from the required write-up of intangible assets to fair value when acquired as part of the acquisition of SMP Data Communications on May 30, 2008.

Amortization of Intangible Assets

We recognized $294,000 of amortization expense, associated with intangible assets, during the first half of fiscal year 2010, compared to amortization expense of $418,000 during the first half of fiscal year 2009. The decrease in amortization expense, when comparing the two periods, is due to the fact that the trade name and customer list intangible assets, acquired in connection with the acquisition of SMP Data Communications, were written off during the third and fourth quarters, respectively, of fiscal year 2009 when it was concluded that these assets were impaired.

Impairment of Goodwill

As of April 30, 2010, we performed our annual impairment analysis of goodwill as required by U.S. GAAP. OCC and our industry continue to face challenges given the current worldwide economic recession. We analyzed the carrying value of goodwill and determined that it is appropriate to write-off the carrying value of goodwill on our consolidated balance sheet. As a result, we recorded a non-recurring, non-cash impairment charge in the amount of $6.2 million to write-off the carrying value of the goodwill as of April 30, 2010.

Other Expense, Net

We recognized other expense, net, of $157,000 in the first half of fiscal 2010 compared to other expense, net, of $309,000 in the first half of 2009. Other expense, net is comprised of interest income, interest expense and other miscellaneous items.

Loss Before Income Taxes

We reported a loss before income taxes of $8.5 million for the first half of fiscal year 2010 compared to a loss before income taxes of $1.5 million for the first half of fiscal year 2009. This increase was primarily due to the loss on the impairment of goodwill of $6.2 million. Also contributing to the increase in the loss before income taxes was the decrease in gross profit of $724,000 and the increase in SG&A expenses of $618,000 in the first half of fiscal year 2010 compared to the same period in fiscal year 2009.

Income Tax Benefit

Income tax benefit totaled $646,000 for the first half of fiscal year 2010 compared to income tax benefit of $729,000 for the same period in fiscal 2009. Our effective tax rate was 7.6% in the first half of 2010 compared to 50.1% in the first half of 2009. Generally, fluctuations in our effective tax rates are primarily due to permanent differences in GAAP and tax accounting for various tax deductions and benefits, but can also be significantly different from the statutory tax rate when income or loss before taxes is at a level, generally close to breakeven, that permanent differences in GAAP and tax accounting treatment have a disproportional impact on our projected effective tax rate. In the first half of fiscal year 2009, our effective tax rate was higher than the statutory tax rate as a result of permanent differences in the GAAP and tax accounting treatment of certain expenses relative to our projected income before taxes for the fiscal year.

As of April 30, 2010, we recorded a non-recurring, non-cash impairment charge in the amount of $6.2 million to write-off the carrying value of goodwill. Since our tax basis in the goodwill was zero, this resulted in a permanent $6.2 million difference between book and taxable income and was the primary cause of our significantly lower effective tax rate.

Net Loss

Net loss attributable to OCC for the first half of 2010 was $7.8 million compared to a net loss of $726,000 for the first half of fiscal 2009. This increase was due primarily to the increase in the loss before income taxes of $7.1 million in the first half of fiscal year 2010 compared to the same period last year and to the decrease in the tax benefit when comparing the two periods.

Financial Condition

Total assets decreased $6.6 million or 13.0%, to $43.8 million at April 30, 2010, from $50.3 million at October 31, 2009. This decrease was primarily due to the $6.2 million non-recurring, non-cash impairment charge related to goodwill, a $843,000 decrease in cash and cash equivalents, partially offset by a $1.0 million increase in inventories. Further detail regarding the decrease in cash and cash equivalents is provided in our discussion of “Liquidity and Capital Resources.” The increase in inventories is largely due to the timing of raw material purchases and efforts to decrease lead times by increasing certain standard stock items.

Total liabilities increased $883,000, or 5.2%, to $18.0 million at April 30, 2010, from $17.1 million at October 31, 2009. This increase was primarily due to a $1.0 million increase in long term debt and note payable to bank under our line of credit and a $762,000 increase in deferred revenue related to a shipment made during the quarter, for which revenue was not recognized due to the nature of the terms of the sale, partially offset by a $696,000 decrease in accounts payable and accrued expenses, largely due to the timing of related payments when comparing the two periods.

Total shareholders’ equity attributable to OCC at April 30, 2010 decreased $7.3 million in the first half of fiscal year 2010. The decrease resulted from the net loss attributable to OCC of $7.8 million, partially offset by share-based compensation totaling $456,000.

Liquidity and Capital Resources

Our primary capital needs during the first half of fiscal year 2010 have been to fund working capital requirements and capital expenditures. Our primary source of capital for these purposes has been existing cash and cash equivalents and our bank credit facilities. As of April 30, 2010, we had outstanding loan balances under our bank credit facilities totaling $9.6 million. As of October 31, 2009, we had outstanding loan balances under our bank credit facilities totaling $8.5 million.

Our cash totaled $1.1 million as of April 30, 2010, a decrease of $843,000 compared to $1.9 million as of October 31, 2009. The decrease in cash for the six months ended April 30, 2010 primarily resulted from net cash used in operating activities of $1.6 million and capital expenditures totaling $230,000, partially offset by the net cash provided by financing activities of $944,000 primarily related to proceeds from a note payable to our bank under our line of credit.

On April 30, 2010, we had working capital of $20.2 million compared to $20.1 million on October 31, 2009. The ratio of current assets to current liabilities as of April 30, 2010 and October 31, 2009 was 3.6 to 1.

Net Cash

Net cash used in operating activities was $1.6 million in the first half of fiscal year 2010, compared to net cash provided by operating activities of $423,000 in the first half of fiscal year 2009. Net cash used in operating activities during the first half of fiscal year 2010 primarily resulted from a net loss of $7.9 million, the increase in inventories of $1.0 million and the decrease in accounts payable and accrued expenses of $658,000, partially offset by the increase in deferred revenue of $762,000. The aforementioned factors contributing to cash used in operating activities were partially offset by certain adjustments to reconcile net loss to net cash used in operating activities, including the loss on the impairment of goodwill of $6.2 million and depreciation and amortization of $1.5 million. Net cash provided by operating activities during the first half of fiscal year 2009 primarily resulted from certain adjustments to reconcile net loss to net cash provided by operating activities, including depreciation and amortization of $1.6 million and share-based compensation expense of $470,000. Additionally, the decrease in trade accounts receivable in the amount of $2.4 million further contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by the increase in income taxes refundable of $1.1 million, a decrease in accounts payable and accrued expenses (including accrued compensation and payroll taxes) totaling $2.9 million and a net loss totaling $726,000.

Net cash used in investing activities totaled $230,000 in the first half of fiscal year 2010 compared to $690,000 in the first half of fiscal year 2009. Net cash used in investing activities during the first half of fiscal year 2010 resulted from purchases of property and equipment. Net cash used in investing activities during the first half of fiscal year 2009 resulted from purchases of property and equipment and an investment in other assets.

Net cash provided by financing activities totaled $944,000 in the first half of fiscal year 2010, compared to net cash used in financing activities of $754,000 in the first half of fiscal year 2009. Net cash provided by financing activities in the first half of fiscal year 2010 resulted primarily from proceeds from a note payable to our bank under our line of credit in the amount of $1.1 million. Net cash used in financing activities during the first half of fiscal year 2009 resulted primarily from the repurchase and retirement of 110,000 shares of our common stock and the reversal of outstanding checks in excess of funds on deposit.

Credit Facilities

On May 30, 2008, we established $17.0 million in credit facilities (collectively, the “Credit Facilities”) with Valley Bank to provide for our working capital needs and to finance the acquisition of Superior Modular Products Incorporated, doing business as SMP Data Communications. The Credit Facilities provided a working capital line of credit (the “Revolving Loan”), a real estate term loan (the “Virginia Real Estate Loan”), a supplemental real estate term loan (the “North Carolina Real Estate Loan”), and a capital acquisitions term loan (the “Capital Acquisitions Term Loan”). The Capital Acquisitions Term Loan was fully funded in fiscal year 2008 and repaid in fiscal year 2009. Therefore, the $2.3 million portion of the credit facility related to the Capital Acquisitions Term Loan is no longer available.

The Revolving Loan originally provided up to $6.0 million for our working capital needs and bore interest at LIBOR plus 2.15%, but provided a lower rate option if we maintained specific depository amounts with Valley Bank. The Revolving Loan was modified on February 16, 2010 (“Amended Revolving Loan”) and provided up to $3.0 million for our working capital needs and bore interest at LIBOR plus 2.15%, but at no time was the applicable rate to decrease below 4.5% per annum. We could borrow up to 85% of our consolidated eligible accounts receivable, (excluding foreign accounts receivable), plus 35% of certain consolidated uninsured foreign receivables (or 100% of insured foreign receivables, without duplication) up to a maximum of $1.5 million plus 25% of our consolidated eligible inventory. The Amended Revolving Loan was due to expire on May 31, 2010.

On April 30, 2010, we entered into a revolving credit facility with SunTrust Bank consisting of a Commercial Note and Agreement to Commercial Note under which SunTrust Bank will provide us with a revolving line of credit for approximately 2 years for our working capital needs (the “Commercial Loan”). The Commercial Loan provides a $6.0 million working capital line of credit and replaces our Amended Revolving Loan with Valley Bank. Under the Commercial Loan, we may borrow an aggregate principal amount at any one time outstanding not to exceed the lesser of (i) $6.0 million, or (ii) the sum of 85% of certain receivables aged 90 days or less plus 35% of the lesser of $1.0 million or certain foreign receivables plus 25% of certain raw materials inventory. Advances under the Commercial Loan accrue at the greater of (x) LIBOR plus 2.0%, or (y) 3.0%. Accrued interest on the outstanding principal balance is due on the first day of each month beginning June 1, 2010, with all then outstanding principal, interest, fees and costs due at the Commercial Loan Termination Date of May 31, 2012.

As of April 30, 2010, we had $1.1 million of outstanding borrowings on our Commercial Loan and, as a result, $4.9 million in available credit.

Additionally, on April 30, 2010, we entered into a Second Loan Modification Agreement with Valley Bank whereby upon satisfaction and termination of the Amended Revolving Loan, Valley Bank consented to the release of certain collateral used to secure the Amended Revolving Loan, including but not limited to our accounts, deposit accounts, inventory and general intangibles and permitted the existence of the Commercial Loan.

The Virginia Real Estate Loan was fully funded on May 30, 2008. The Virginia Real Estate Loan accrues interest at 6% and payments of principal and interest are based on a 25 year amortization. Payments on the Virginia Real Estate Loan will be made in 59 equal installments of principal and interest in the amount of $42,241 for the period from July 1, 2008 through May 1, 2013. The balance of the Virginia Real Estate Loan will be due June 1, 2013. As of April 30, 2010, we had outstanding borrowings of $6.3 million under our Virginia Real Estate Loan.

The North Carolina Real Estate Loan was fully funded on May 30, 2008. The North Carolina Real Estate Loan accrues interest at 6% and payments of principal and interest are based on a 25 year amortization. Payments on the North Carolina Real Estate Loan will be made in 59 equal installments of principal and interest in the amount of $14,557 for the period from July 1, 2008 through May 1, 2013. The balance of the North Carolina Real Estate Loan will be due June 1, 2013. As of April 30, 2010, we had outstanding borrowings of $2.2 million under our North Carolina Real Estate Loan.

The Commercial Loan is secured by a first priority lien on all of our inventory, accounts, general intangibles, deposit accounts, instruments, investment property, letter of credit rights, commercial tort claims, documents and chattel paper. The Virginia Real Estate Loan and the North Carolina Real Estate Loan are secured by a first priority lien on all of our personal property and assets, except for our inventory, accounts, general intangibles, deposit accounts, instruments, investment property, letter of credit rights, commercial tort claims, documents and chattel paper, as well as a first lien deed of trust on our real property, in both cases including the assets at our Asheville facility.

Capital Expenditures

We did not have any material commitments for capital expenditures as of April 30, 2010. During our 2010 fiscal year budgeting process, we included an estimate for capital expenditures for the fiscal year of $2.0 million. This budget includes estimates for capital expenditures for new manufacturing equipment, improvements to existing manufacturing equipment, new information technology equipment and software, upgrades to existing information technology equipment and software, furniture and all other capitalizable expenditures for property, plant and equipment. These expenditures will be funded out of our working capital or our credit facilities. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Historically, we have spent less than our budgeted capital expenditures in any given year.

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

Seasonality

Historically, net sales are relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year, which we believe may be partially due to construction cycles and budgetary considerations of our customers. For example, our trend has been that an average of approximately 45% of our net sales occurred during the first half of the fiscal year and an average of approximately 55% of our net sales occurred during the second half of the fiscal year for the past ten fiscal years, excluding fiscal years 2001, 2002 and 2009. Fiscal years 2001, 2002, and 2009 are excluded because we believe net sales did not follow this pattern due to overall economic conditions in the industry and/or in the world during these years.

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

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2009 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2009 Form 10-K did not change during the period from November 1, 2009 through April 30, 2010.

Future Accounting Considerations

In September 2006, the FASB issued Accounting Standards Codification 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), which clarifies the definition of fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles, and expands disclosures regarding fair value measurements. ASC 820-10 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. ASC 820-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, but was delayed for treatment of non-financial assets and liabilities until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of the portion of ASC 820-10 other than for treatment of non-financial assets and liabilities was effective November 1, 2008, and did not have any impact on our results of operations, financial position or liquidity. The adoption of ASC 820-10 for the treatment of non-financial assets and liabilities was effective for us on November 1, 2009 and did not have any impact on our results of operations, financial position or liquidity.

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

In December 2007, the FASB issued Accounting Standards Codification 810-10, Consolidation (“ASC 810-10”). ASC 810-10 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition, this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The adoption of ASC 810-10, effective November 1, 2009, did not have a material impact on our results of operations, financial position or liquidity. However, we have disclosed on the face of the condensed consolidated statement of operations for the three months and six months ended April 30, 2010, the amount of consolidated net loss attributable to the noncontrolling interest associated with Centric Solutions, LLC. Similar disclosure has also been reflected on the face of our condensed consolidated balance sheet as of April 30, 2010, our condensed consolidated statement of shareholders’ equity for the six months ended April 30, 2010 and in certain condensed notes to the condensed consolidated financial statements.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2010. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2010 and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Final judgment has not yet been entered in the case because AOS still has a counterclaim pending asserting that AFSI was guilty of inequitable conduct in obtaining the patent at issue. The Court granted summary judgment in favor of AFSI on a second counterclaim asserted by AOS, alleging that AFSI had violated the U.S. antitrust laws. The inequitable conduct claim was tried to the Court (without a jury) in April 2010 and the post-trial briefing was completed at the end of May 2010. No decision has been issued by the Court as of this date. If AOS is successful on the inequitable conduct counterclaim it could potentially recover some or all of the attorney’s fees and expenses it has incurred.

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

In the event either the District Court or the appellate court were to order a new trial, the evidence adduced at the first trial indicated that AFSI’s claimed damages were no more than $160,000 based on certain pretrial rulings by the District Court. The amount of damages sought in a retrial could potentially be higher. Additionally, in the event a new trial was ordered, a finding of infringement could result in entry of a permanent injunction that would preclude AOS from selling the infringing products.

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

On October 16, 2009, the Company’s Board of Directors approved a plan to purchase and retire up to 325,848 shares of the Company’s common stock, or approximately 5% of the shares then outstanding. At the time the plan was approved, the Company anticipated that the purchases would be made over a 12- to 24-month period unless the entire number of shares expected to be purchased under the plan is sooner acquired. For the three month period ended April 30, 2010, the Company did not repurchase and retire any shares of its outstanding common stock. As of April 30, 2010, 6,512,446 shares of the Company’s common stock were outstanding.

PART II. OTHER INFORMATION

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are filed as part of, and incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: June 14, 2010	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: June 14, 2010	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated May 30, 2008, by and among Optical Cable Corporation, Aurora Merger Corporation, Preformed Line Products Company and Superior Modular Products Incorporated (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 2, 2008).

3.1	Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated herein by reference to Exhibit 1 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

3.2	Bylaws of Optical Cable Corporation, as amended (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.1	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.2	Rights Agreement dated as of November 2, 2001 (incorporated herein by reference to Exhibit 4 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.3	Form of certificate representing preferred share purchase right (incorporated herein by reference to Exhibit 5 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.4	Credit Agreement dated May 30, 2008 by and between Optical Cable Corporations and Superior Modular Products Incorporated as borrowers and Valley Bank as lender in the amount of $17,000,000 consisting of a Revolver in the amount of $6,000,000; Term Loan A in the amount of $2,240,000; Term Loan B in the amount of $6,500,000; and a Capital Acquisitions Term Loan in the amount of $2,260,000 (incorporated herein by reference to Exhibit 4.16 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.5	Credit Line Deed of Trust dated May 30, 2008 between Optical Cable Corporation as Grantor, LeClairRyan as Trustee and Valley Bank as Beneficiary (incorporated herein by reference to Exhibit 4.17 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.6	Deed of Trust, Security Agreement and Fixtures Filing dated May 30, 2008 by and between Superior Modular Products Incorporated as Grantor, LeClairRyan as Trustee and Valley Bank as Beneficiary (incorporated herein by reference to Exhibit 4.18 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.7	Security Agreement dated May 30, 2008 between Optical Cable Corporation and Superior Modular Products Incorporated and Valley Bank (incorporated herein by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008.

4.8	Revolving Loan Note in the amount of $6,000,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.20 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.9	Term Loan A Note in the amount of $2,240,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.10	Term Loan B Note in the amount of $6,500,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.22 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.11	Capital Acquisitions Term Note in the amount of $2,260,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.23 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.12	First Loan Modification Agreement dated February 28, 2010 by and between Optical Cable Corporation and Valley Bank (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 22, 2010).

4.13	Second Loan Modification Agreement dated April 30, 2010 by and between Optical Cable Corporation, for itself and as successor by merger to Superior Modular Products Incorporated, and Valley Bank. FILED HEREWITH.

4.14	Addendum A to Commercial Note dated April 30, 2010 by and between Optical Cable Corporation and SunTrust Bank. FILED HEREWITH.

4.15	Commercial Note dated April 30, 2010 by and between Optical Cable Corporation and SunTrust Bank in the principal amount of $6,000,000. FILED HEREWITH.

4.16	Security Agreement dated April 30, 2010 by Optical Cable Corporation in favor of SunTrust Bank. FILED HEREWITH.

4.17	Agreement to Commercial Note dated April 30, 2010 by and between Optical Cable Corporation and SunTrust Bank. FILED HEREWITH.

10.1*	Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated herein by reference to Exhibit 10.1 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.2*	Employment Agreement dated December 10, 2004 by and between Optical Cable Corporation and Tracy G. Smith (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2005 (file number 0-27022)).

10.4*	Employment Agreement by and between Superior Modular Products Incorporated and William R. Reynolds effective May 30, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2008 (file number 0-27022)).

10.5*	Optical Cable Corporation Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 1998 (file number 0-27022)).

10.6*	Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-8 No. 333-09733).

10.7*	Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.8*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.9*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.10*	Form of award agreement under the Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2004).

10.11*	Optical Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.12*	Form of time vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.13*	Form of stock performance vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.14*	Form of operational performance vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.15*	Form of operational performance (Company financial performance measure) vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2007).

10.16	Redemption Agreement by and between Optical Cable Corporation and BB&T Investment Services, Inc. dated March 27, 2007 (incorporated herein by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2007).

10.17*	Amendment No. 1 dated December 31, 2008 to Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 6, 2009).

10.18*	Amendment No. 1 dated December 31, 2008 to Employment Agreement by and between Optical Cable Corporation and Tracy G. Smith effective December 10, 2004 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 6, 2009).

10.19*	Amendment No. 1 dated December 31, 2008 to Employment Agreement by and between Superior Modular Products Incorporated and William R. Reynolds effective May 30, 2008 (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 6, 2009).

10.20*	Form of operational performance (Company financial performance measure) vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2009).

10.21*	Notice of Exercise of Warrant by the Company to purchase 98,741 shares of common stock of Applied Optical Systems, Inc. dated October 30, 2009 (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.22*	Stock Purchase Agreement dated October 31, 2009 by and among the Company, as buyer and G. Thomas Hazelton, Jr. and Daniel Roehrs as sellers (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.23*	Employment agreement dated October 31, 2009, between Applied Optical Systems, Inc. and G. Thomas Hazelton, Jr. (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.24*	Employment agreement dated October 31, 2009, between Applied Optical Systems, Inc. and Daniel Roehrs (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.25*	Buy-Sell Agreement dated October 31, 2009, by and between G. Thomas Hazelton, Jr., as guarantor, and the Company (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.26*	Buy-Sell Agreement dated October 31, 2009, by and between Daniel Roehrs, as guarantor, and the Company (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.27*	Indemnification Agreement dated October 31, 2009, between the Company and Applied Optical Systems, Inc. (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.28*	Supplemental Agreement dated October 31, 2009, by and among the Company, as buyer, Applied Optical Systems, Inc., George T. Hazelton Family Trust, G. Thomas Hazelton, Jr., and Daniel Roehrs (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.29*	Termination Agreement dated October 31, 2009, by and among Applied Optical Systems, Inc., the Company, as lender, and G. Thomas Hazelton, Jr. and Daniel Roehrs (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.30*	Warrant Exercise Agreement between the Company and Applied Optical Systems, Inc. dated October 30, 2009 (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.31	Redemption Agreement by and between Optical Cable Corporation and BB&T Capital Markets dated November 17, 2009 (incorporated herein by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2010).

11.1	Statement regarding computation of per share earnings (incorporated by reference to note 8 of the Condensed Notes to Condensed Consolidated Financial Statements contained herein).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.