Form 10-Q
period 2010-07-31
OPTICAL CABLE CORP
filed 2010-09-14
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

As of September 10, 2010, 6,404,426 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Nine Months Ended July 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

OPTICAL CABLE CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	July 31, 2010	October 31, 2009
Assets
Current assets:
Cash and cash equivalents	$2,058,069	$1,948,334
Trade accounts receivable, net of allowance for doubtful accounts of $107,465 at July 31, 2010 and $108,913 at October 31, 2009	10,494,248	9,532,869
Other receivables	661,458	433,219
Income taxes refundable	168,893	1,842,008
Inventories	13,403,581	12,306,286
Prepaid expenses and other assets	580,033	479,601
Deferred income taxes - current	1,447,198	1,160,046

Total current assets	28,813,480	27,702,363

Property and equipment, net	13,574,751	14,972,379
Goodwill	—	6,288,803
Intangible assets, net	829,406	1,271,624
Deferred income taxes - noncurrent	866,720	—
Other assets, net	196,032	91,629

Total assets	$44,280,389	$50,326,798

Liabilities and Shareholders’ Equity

Current liabilities:
Current installments of long-term debt	$174,658	$166,909
Accounts payable and accrued expenses	5,800,717	6,116,946
Accrued compensation and payroll taxes	1,680,352	1,348,281

Total current liabilities	7,655,727	7,632,136

Note payable to bank	1,112,019	—
Long-term debt, excluding current installments	8,236,107	8,369,126
Deferred income taxes - noncurrent	—	149,768
Other noncurrent liabilities	973,567	919,013

Total liabilities	17,977,420	17,070,043

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 6,425,287 shares at July 31, 2010 and 6,508,821 at October 31, 2009	5,804,419	5,166,016
Retained earnings	20,653,726	28,090,739

Total shareholders’ equity attributable to Optical Cable Corporation	26,458,145	33,256,755

Noncontrolling interest	(155,176)	—

Total shareholders’ equity	26,302,969	33,256,755

Commitments and contingencies

Total liabilities and shareholders’ equity	$44,280,389	$50,326,798

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
Net sales	$18,779,340	$14,207,364	$49,042,488	$44,508,765
Cost of goods sold	11,972,598	9,724,677	32,449,114	29,514,973

Gross profit	6,806,742	4,482,687	16,593,374	14,993,792

Selling, general and administrative expenses	5,999,110	5,387,358	18,239,580	17,009,486
Royalty income, net	(315,464)	(296,858)	(924,942)	(679,544)
Amortization of intangible assets	146,802	207,587	440,418	625,927
Impairment of goodwill	—	—	6,246,304	—
Impairment of intangible assets (other than goodwill)	—	190,440	—	190,440

Income (loss) from operations	976,294	(1,005,840)	(7,407,986)	(2,152,517)

Other income (expense), net:
Interest income	100	1,380	79,537	10,807
Interest expense	(158,610)	(171,376)	(463,703)	(514,073)
Other, net	(1,462)	100	67,140	24,731

Other expense, net	(159,972)	(169,896)	(317,026)	(478,535)

Income (loss) before income taxes	816,322	(1,175,736)	(7,725,012)	(2,631,052)

Income tax expense (benefit)	282,595	(67,908)	(363,222)	(796,739)

Net income (loss)	$533,727	$(1,107,828)	$(7,361,790)	$(1,834,313)

Net loss attributable to noncontrolling interest	(41,642)	—	(155,176)	—

Net income (loss) attributable to Optical Cable Corporation	$575,369	$(1,107,828)	$(7,206,614)	$(1,834,313)

Net income (loss) per share attributable to Optical Cable Corporation: Basic and diluted	$0.09	$(0.19)	$(1.21)	$(0.33)

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Nine Months Ended July 31, 2010
	Common Stock		Retained	Total Shareholders’ Equity Attributable	Noncontrolling	Total Shareholders’
	Shares	Amount	Earnings	to OCC	Interest	Equity
Balances at October 31, 2009	6,508,821	$5,166,016	$28,090,739	$33,256,755	$—	$33,256,755
Share-based compensation, net	(6,272)	638,403	—	638,403	—	638,403
Repurchase and retirement of common stock (at cost)	(77,262)	—	(230,399)	(230,399)	—	(230,399)
Net loss	—	—	(7,206,614)	(7,206,614)	(155,176)	(7,361,790)

Balances at July 31, 2010	6,425,287	$5,804,419	$20,653,726	$26,458,145	($155,176)	$26,302,969

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended July 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(7,361,790)	$(1,834,313)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,180,762	2,314,743
Bad debt expense (recovery)	1,597	(15,846)
Deferred income tax expense (benefit)	(1,327,493)	447,482
Impairment of goodwill	6,246,304	—
Impairment of intangible assets (other than goodwill)	—	190,440
Share-based compensation expense	732,057	691,145
Gain on sale of property and equipment	4,834	—
(Increase) decrease in:
Trade accounts receivable	(962,976)	2,500,425
Other receivables	(228,239)	241,054
Income taxes refundable	1,673,115	(1,738,270)
Inventories	(1,097,295)	1,983,297
Prepaid expenses and other assets	(102,732)	61,358
Intangible assets, net	(16,448)	—
Other assets, net	4,921	7,886
Increase (decrease) in:
Accounts payable and accrued expenses	(279,891)	(1,084,805)
Accrued compensation and payroll taxes	332,071	(1,872,309)
Other non-current liabilities	54,554	31,781

Net cash provided by (used in) operating activities	(146,649)	1,924,068

Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(383,901)	(643,173)
Proceeds from sale of property and equipment	8,251	—
Investment in other assets	—	(287,044)
Note receivable	—	(44,364)

Net cash used in investing activities	(375,650)	(974,581)

Cash flows from financing activities:
Reversal of outstanding checks in excess of funds on deposit	—	(279,520)
Payroll taxes withheld and remitted on share-based payments	(93,654)	(91,137)
Proceeds from note payable to bank	1,112,019	—
Principal payments on long-term debt and note payable to bank	(125,270)	(144,221)
Payments for financing costs	(30,662)	—
Repurchase of common stock	(230,399)	(354,455)

Net cash provided by (used in) financing activities	632,034	(869,333)

Net increase in cash and cash equivalents	109,735	80,154

Cash and cash equivalents at beginning of period	1,948,334	3,910,120

Cash and cash equivalents at end of period	$2,058,069	$3,990,274

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2010

(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2010 are not necessarily indicative of the results for the fiscal year ending October 31, 2010 because the following items, among other things, may impact those results: changes in market conditions, seasonality, changes in technology, competitive conditions, ability of management to execute its business plans, as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

Certain reclassifications have been made to the prior period’s condensed notes to the condensed consolidated financial statements to place them on a basis comparable with the current period’s condensed notes to the condensed consolidated financial statements.

(2)	Stock Option Plan and Other Share-Based Compensation

As of July 31, 2010, there were approximately 89,000 remaining shares available for grant under the Optical Cable Corporation 2005 Stock Incentive Plan (the “2005 Plan”). The Company anticipated that the 2005 Plan would be depleted of shares available for grant during fiscal year 2009. Due to the severe economic recession and at the recommendation of senior management, the Board of Directors did not approve reserving additional shares available for grant under the 2005 Plan or approve adopting a new stock incentive plan during fiscal year 2010 as of the end of the third quarter. No equity grants have been made under the 2005 Plan during fiscal year 2010 as of the end of the third quarter.

Share-based compensation expense for employees and non-employee Directors recognized in the condensed consolidated statements of operations for the three months and nine months ended July 31, 2010 was $212,192 and $732,057, respectively, and for the three months and nine months ended July 31, 2009 was $221,078 and $691,145, respectively, and was entirely related to expense recognized in connection with the vesting of restricted stock awards.

Stock Option Awards

Prior to July 2002, employees and outside contractors were issued options to purchase common stock. Additionally, during 2002, non-employee members of the Company’s Board of Directors were granted options to purchase shares of the Company’s common stock. The exercise price equaled the market price of the Company’s common stock on the date of grant.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2010

(Unaudited)

Stock option activity during the nine months ended July 31, 2010 is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term (in yrs)
Outstanding and exercisable at October 31, 2009	166,577	$7.62	2.27
Forfeited	—	––	––

Outstanding and exercisable at July 31, 2010	166,577	$7.62	1.52

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

Restricted stock award activity during the nine months ended July 31, 2010 consisted of restricted share grants totaling 22,860 shares to non-employee members of the Board of Directors, and 29,132 restricted shares withheld for taxes in connection with the vesting of restricted shares for employees.

As of July 31, 2010, the maximum amount of compensation cost related to unvested equity-based compensation awards in the form of service-based, market condition-based, and operational performance-based shares that the Company will have to recognize over a 2.6 year weighted-average period is approximately $1.5 million.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2010

(Unaudited)

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the nine months ended July 31, 2010 and 2009 follows:

	Nine Months Ended July 31,
	2010	2009
Balance at beginning of period	$108,913	$150,941
Bad debt expense (recovery)	1,597	(15,846)
Losses charged to allowance	(3,045)	(24,915)

Balance at end of period	$107,465	$110,180

(4)	Inventories

Inventories as of July 31, 2010 and October 31, 2009 consist of the following:

	July 31, 2010	October 31, 2009
Finished goods	$4,589,700	$4,524,502
Work in process	2,745,303	1,937,317
Raw materials	5,778,380	5,033,761
Production supplies	290,198	810,706

Total	$13,403,581	$12,306,286

(5)	Product Warranties

As of July 31, 2010 and October 31, 2009, the Company’s accrual for estimated product warranty claims totaled $195,000 and $160,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense for the three months and nine months ended July 31, 2010 totaled $57,753 and $261,548, respectively. Warranty claims expense for the three months and nine months ended July 31, 2009 totaled $29,769 and $285,159, respectively.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2010

(Unaudited)

The following table summarizes the changes in the Company’s accrual for product warranties during the nine months ended July 31, 2010 and 2009:

	Nine Months Ended July 31,
	2010	2009
Balance at beginning of period	$160,000	$210,000
Liabilities accrued for warranties issued during the period	217,112	257,491
Warranty claims and costs paid during the period	(226,548)	(180,159)
Changes in liability for pre-existing warranties during the period	44,436	27,668

Balance at end of period	$195,000	$315,000

(6)	Long-term Debt and Note Payable to Bank

On May 30, 2008, the Company established $17.0 million in credit facilities (collectively, the “Credit Facilities”) with Valley Bank to provide for the working capital needs of the Company and to finance the acquisition of Superior Modular Products Incorporated, doing business as SMP Data Communications (“SMP Data Communications”). The Credit Facilities provided a working capital line of credit (the “Revolving Loan”), a real estate term loan (the “Virginia Real Estate Loan”), a supplemental real estate term loan (the “North Carolina Real Estate Loan”), and a capital acquisitions term loan (the “Capital Acquisitions Term Loan”). The Capital Acquisitions Term Loan was fully funded in fiscal year 2008 and repaid in fiscal year 2009. Therefore, the $2.3 million portion of the credit facility related to the Capital Acquisition Term Loan is no longer available.

Long-term debt as of July 31, 2010 and October 31, 2009 consists of the following:

	July 31, 2010	October 31, 2009
Virginia Real Estate Loan ($6.5 million original principal) payable in monthly installments of $42,241, including interest (at 6.0%), with final payment of $5,896,867 due June 1, 2013	$6,255,146	$6,348,310
North Carolina Real Estate Loan ($2.24 million original principal) payable in monthly installments of $14,557, including interest (at 6.0%), with final payment of $2,032,150 due June 1, 2013	2,155,619	2,187,725

Total long-term debt	8,410,765	8,536,035
Less current installments	174,658	166,909

Long-term debt, excluding current installments	$8,236,107	$8,369,126

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

Three Months and Nine Months Ended July 31, 2010

(Unaudited)

receivable (excluding foreign accounts receivable), plus 35% of certain consolidated uninsured foreign receivables (or 100% of insured foreign receivables, without duplication) up to a maximum of $1,500,000 plus 25% of the Company’s consolidated eligible inventory. The Amended Revolving Loan was due to expire on May 31, 2010.

On April 30, 2010, the Company and SunTrust Bank entered into a revolving credit facility consisting of a Commercial Note and Agreement to Commercial Note under which SunTrust Bank will provide the Company with a revolving line of credit for the working capital needs of the Company (the “Commercial Loan”). The Commercial Loan provides a $6.0 million working capital line of credit, expires May 31, 2012, and replaces the Company’s Amended Revolving Loan with Valley Bank. Under the Commercial Loan, the Company may borrow an aggregate principal amount at any one time outstanding not to exceed the lesser of (i) $6.0 million, or (ii) the sum of 85% of certain receivables aged 90 days or less plus 35% of the lesser of $1.0 million or certain foreign receivables plus 25% of certain raw materials inventory. Advances under the Commercial Loan accrue interest at the greater of (x) LIBOR plus 2.0%, or (y) 3.0%. Accrued interest on the outstanding principal balance is due on the first day of each month beginning June 1, 2010, with all then outstanding principal, interest, fees and costs due at the Commercial Loan Termination Date of May 31, 2012.

As of July 31, 2010, the Company had approximately $1.1 million of outstanding borrowings on its Commercial Loan and approximately $4.9 million in available credit.

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

(a) Fair Value of Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, trade accounts receivable, income taxes refundable, other receivables, accounts payable and accrued expenses, including accrued compensation and payroll taxes, and the current installments of long-term debt approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s note payable to bank and long-term debt, excluding current installments, approximates the fair value based on similar long-term debt issues available to the Company as of July 31, 2010. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2010

(Unaudited)

(b) Fair Value Hierarchy

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, on November 1, 2008 for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. On November 1, 2009, the Company adopted the provisions of ASC 820 for fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2010

(Unaudited)

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

Three Months Ended July 31, 2010	Net Income attributable to OCC (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$575,369	6,495,452	$0.09

Effect of dilutive stock options	—	—

Diluted net income per share	$575,369	6,495,452	$0.09

Three Months Ended July 31, 2009	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic net loss per share	$(1,107,828)	5,832,291	$(0.19)

Effect of dilutive stock options	—	—

Diluted net loss per share	$(1,107,828)	5,832,291	$(0.19)

Nine Months Ended July 31, 2010	Net Loss attributable to OCC (Numerator)	Shares (Denominator)	Per Share Amount
Basic net loss per share	$(7,206,614)	5,933,400	$(1.21)

Effect of dilutive stock options	—	—

Diluted net loss per share	$(7,206,614)	5,933,400	$(1.21)

Nine Months Ended July 31, 2009	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic net loss per share	$(1,834,313)	5,549,391	$(0.33)

Effect of dilutive stock options	—	—

Diluted net loss per share	$(1,834,313)	5,549,391	$(0.33)

Stock options that could potentially dilute net income (loss) per share in the future that were not included in the computation of diluted net income (loss) per share (because to do so would have been antidilutive for the periods presented) totaled 166,577 for the three months and nine months ended July 31, 2010 and 172,705 for the three months and nine months ended July 31, 2009. Unvested shares as of July 31, 2010, totaling 567,879, were not included in the computation of basic and diluted net loss per share for the nine months ended July 31, 2010 (because to do so would have been antidilutive for that period, or in other words, to do so would have reduced the net loss per share for the period). Such unvested shares were included in the computation of basic and diluted net income per share for the three months ended July 31, 2010 (because to exclude such shares would have been antidilutive, or in other words, excluding such shares would have increased net income per share). Unvested shares as of July 31, 2009, totaling 729,982, were not included in the computation of basic and diluted net loss per share for the three months and nine months ended July 31, 2009 (because to do so would have been antidilutive for those periods).

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2010

(Unaudited)

(9)	Shareholders’ Equity

On October 16, 2009, the Company’s Board of Directors approved a plan to purchase and retire up to 325,848 shares of the Company’s common stock, or approximately 5% of the shares then outstanding. The Company anticipates that the purchases will be made over a 12- to 24-month period unless the entire number of shares expected to be purchased under the plan is sooner acquired. As of July 31, 2010, the Company had repurchased and retired a total of 77,262 shares of its outstanding common stock under the plan approved on October 16, 2009. The repurchase of these shares and the costs associated with the repurchase, including brokerage and legal fees, totaled $230,399. As of July 31, 2010, 6,425,287 shares of the Company’s common stock were outstanding.

(10)	Segment Information and Business and Credit Concentrations

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of July 31, 2010 and October 31, 2009 have been adequately provided for in the condensed consolidated financial statements.

No single customer accounted for more than 10% of the Company’s consolidated net sales during the three and nine months ended July 31, 2010. For the three and nine months ended July 31, 2009, 13.7% and 12.0%, respectively, of consolidated net sales were attributable to one major domestic distributor.

For the nine months ended July 31, 2010 and 2009, approximately 71% and 73%, respectively, of consolidated net sales were from customers located in the United States, and approximately 29% and 27%, respectively, were from customers outside of the United States.

The Company has a single reportable segment for purposes of segment reporting, exclusive of Centric Solutions LLC (“Centric Solutions”). For the three month and nine month periods ended July 31, 2010, Centric Solutions generated revenues totaling $66,586 and $303,123, respectively, and incurred operating losses of $265,038 and $981,889, respectively. For the three month and nine month periods ended July 31, 2009, Centric Solutions generated revenues totaling $50,766 and incurred operating losses of $377,511 and $1.1 million, respectively. Total assets of Centric Solutions of approximately $320,000 (net of intercompany accounts) are included in the total consolidated assets of the Company.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2010

(Unaudited)

The Court, on motion of AFSI, had previously entered a preliminary injunction enjoining AOS from making sales of the accused products. However, the preliminary injunction specifically excludes products sold to the U.S. Government or sold for ultimate delivery to the U.S. Government. As of July 31, 2010, a motion to dissolve the preliminary injunction, in light of the jury verdict, was pending before the Court. On August 3, 2010, the District Court entered an order dissolving the preliminary injunction.

The District Court previously had granted judgment as a matter of law to AFSI on AOS’s counterclaims for fraud, negligent misrepresentation, and unfair competition. The Court also granted partial summary judgment to AFSI on AOS’s antitrust counterclaims. AOS’s remaining counterclaim of inequitable conduct was tried to the Court on April 8, 2010. By opinion and order issued July 7, 2010, the District Court found that AFSI did not commit inequitable conduct and that AFSI’s U.S. Patent No. 6,305,849 was not unenforceable as a result of inequitable conduct by AFSI. As of July 31, 2010, no final judgment has been entered. However, final judgment was entered in the case on August 3, 2010. The final judgment stated that “defendant AFSI did not infringe claim 31 of the 849 patent” and “plaintiff AFSI takes nothing by way of its patent infringement claims.” The District Court also ruled in favor of AFSI on all of AOS’s counterclaims. AOS can still file a claim against the $250,000 bond posted by AFSI in connection with the original granting of the preliminary injunction. Any such claim by AOS would seek payment of damages to AOS resulting from the District Court’s original granting of the preliminary injunction requested by AFSI.

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

In accordance with ASC 350-20, Intangibles—Goodwill and Other, the Company tests for the impairment of goodwill at the reporting unit level on an annual basis and between annual tests in certain circumstances. The Company uses the two-step impairment test to first identify whether a potential impairment of goodwill is deemed to exist and then to estimate the amount of any impairment to be recorded. The Company’s impairment testing required the Company to make certain assumptions and judgments in calculating a reasonable carrying amount of goodwill. The Company selected April 30 th as the measurement date for annual impairment testing in accordance with ASC 350-20.

In connection with the acquisition of AOS on October 31, 2009 as described in note 13, the Company recorded goodwill in the amount of $6,246,304 which was capitalized as part of the purchase price allocation process. The Company compared its current market capitalization to the Company’s book value (including goodwill) in determining there was a potential impairment of goodwill. The implied fair value of reporting unit goodwill was estimated (Level 2 inputs) and compared to the carrying amount of

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2010

(Unaudited)

goodwill, and in the Company’s judgment, based on this analysis, it was appropriate to write-off the carrying value of the goodwill on the consolidated balance sheet. As a result, the Company recorded a non-recurring, non-cash impairment charge in the amount of $6,246,304 to write-off the carrying value of goodwill during the Company’s second quarter of fiscal year 2010.

The changes in the carrying value of goodwill for the nine months ended July 31, 2010 are as follows:

Balance as of October 31, 2009	$6,288,803
Purchase accounting adjustment	(42,499)
Impairment loss	(6,246,304)

Balance as of July 31, 2010	$—

(13)	Business Combinations

On October 31, 2009, the Company acquired AOS in a series of transactions that resulted in the Company owning 100% of the equity of AOS. AOS is a designer, developer and manufacturer of specialty fiber optic connectors and connectivity solutions for military and harsh environment applications and has office, manufacturing and warehouse facilities located near Dallas, Texas.

The Company acquired AOS to enhance the integrated fiber optic and copper datacom cabling and connectivity solutions it provides in its targeted markets and to permit the Company to pair AOS's innovative and unique fiber optic connectivity products with the Company’s fiber optic cabling products for military and other harsh environment applications. The acquisition of AOS added product lines to the Company’s harsh environment and military product offering, as the acquisition of SMP Data Communications in 2008 added product lines to the Company’s commercial, datacenter and other product offerings.

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

The acquisition was accounted for under Statement of Financial Accounting Standards No. 141, Business Combinations, (“SFAS 141”), which was not included in the FASB’s Codification, but was still applicable for the Company as of October 31, 2009. The purchase price of approximately $2.6 million was allocated to the assets acquired and the liabilities assumed based on the fair values at the date of acquisition. This allocation, including the impact of the pre-acquisition note payable to OCC of approximately $4.5 million and accrued interest payable to OCC of $761,009, resulted in the recognition of approximately $6.4 million in intangible assets, approximately $6.2 million of which related to goodwill. The consideration for the transaction included certain earn out provisions based upon the future performance of AOS. The agreement provided for a minimum earn out payment of $750,000 and a maximum of $14.75 million to be paid in 2017. The present value of the minimum earn out of approximately $459,000 and capitalized acquisition costs associated with the transaction of approximately $434,000 were included in the approximately $2.6 million purchase price. As the transaction was effective on October 31, 2009, AOS’s

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2010

(Unaudited)

assets and liabilities are included in the Company’s consolidated balance sheet at estimated fair value as of October 31, 2009. AOS’s results of operations are included in the Company’s consolidated results of operations beginning in fiscal year 2010.

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

Presented below is the pro forma impact on the unaudited results of operations for the three month and nine month periods ended July 31, 2009 as though the transaction was completed as of November 1, 2008 as it relates to the unaudited interim results. The pro forma adjustments include the amortization of the fair market value adjustments to property and equipment, and amortizing intangibles; and an estimate of incremental interest cost related to the transaction, all reduced by the estimated income tax benefits. In addition, certain intercompany items of income and expense have been eliminated in the pro forma results of operations. The following amounts are presented in thousands, except for net loss per share.

	Three months ended July 31, 2009	Nine months ended July 31, 2009
	(unaudited)	(unaudited)
Net sales	$15,636	$48,423
Net loss	(1,055)	(2,542)
Net loss per share (basic and diluted)	$(0.18)	$(0.46)

On May 30, 2008, Optical Cable Corporation acquired SMP Data Communications, and SMP Data Communications become a wholly owned subsidiary of Optical Cable Corporation. On October 31, 2009, SMP Data Communications was merged with and into Optical Cable Corporation, whereby SMP Data Communications ceased to exist as a separate legal entity.

On August 1, 2008, Optical Cable Corporation acquired 70% of the authorized membership interests of Centric Solutions, located near Dallas, Texas. Centric Solutions is a start-up business founded in 2008 to provide turnkey cabling and connectivity solutions for the datacenter market.

(14)	New Accounting Standards

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2010

(Unaudited)

In December 2007, the FASB issued Accounting Standards Codification 810-10, Consolidation (“ASC 810-10”). ASC 810-10 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition, this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The adoption of ASC 810-10, effective November 1, 2009, did not have a material impact on the Company’s results of operations, financial position or liquidity. However, the Company has disclosed on the face of the condensed consolidated statement of operations for the three months and nine months ended July 31, 2010, the amount of consolidated net loss attributable to the noncontrolling interest associated with Centric Solutions. Similar disclosure has also been reflected on the face of the condensed consolidated balance sheet as of July 31, 2010, the condensed consolidated statement of shareholders’ equity for the nine months ended July 31, 2010 and in certain condensed notes to the condensed consolidated financial statements.

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

Forward Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to variables, uncertainties, contingencies and risks that may cause actual events to differ materially from our expectations, and such variables, uncertainties, contingencies and risks may also adversely affect the Company and the Company’s future results of operations and future financial condition. Factors that could cause or contribute to such differences from our expectations or could adversely affect the Company include, but are not limited to, the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate and/or government spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber, copper, gold and other precious metals, and plastics and other materials affected by petroleum product pricing); fluctuations in transportation costs; our dependence on customized equipment for the manufacture of our products and a limited number of production facilities; our ability to protect our proprietary manufacturing technology; our ability to replace royalty income as existing patented and licensed products expire by developing and licensing new products; market conditions influencing prices or pricing; our dependence on a limited number of suppliers; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in regulatory reviews and audits and potential regulatory reviews and audits; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences for competing technologies, relative to our product offering; economic conditions that affect the telecommunications sector, certain technology sectors or the economy as a whole; changes in demand of our products from certain competitors for which we provide private label connectivity products; terrorist attacks or acts of war, and any current or potential future military conflicts; changes in the level of military spending by the United States government; ability to retain key personnel; inability to recruit needed personnel; poor labor relations; the inability to successfully integrate the operations of our new subsidiaries; the impact of changes in accounting policies, including those by the Securities and Exchange Commission and the Public Company Accounting Oversight Board; our ability to continue to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; the impact of changes and potential changes in federal laws and regulations adversely affecting our business and/or which result in increases in our direct and indirect costs as we comply with such laws and regulations; impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, making investments in or with, and/or acquiring parties that compete with and/or have conflicts with customers of ours; adverse reactions by customers, vendors or other service providers to unsolicited proposals regarding the management of the Company; the additional costs of considering and possibly defending our position on such unsolicited proposals; impact of weather or natural disasters in the areas of the world in which we operate and market our products; economic downturns and/or changes in market demand, exchange rates, productivity, or market and economic conditions in the areas of the world in which we operate and market our products, and our success in managing the risks involved in the foregoing.

We caution readers that the foregoing list of important factors is not exclusive. Furthermore, we incorporate by reference those factors included in our current reports on Form 8-K and/or in our other filings.

Dollar amounts presented in the following discussion have been rounded to the nearest hundred thousand, unless the amounts are less than one million and except in the case of the table set forth in the “Results of Operations” section below, in which case the amounts have been rounded to the nearest thousand.

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

On May 30, 2008, OCC acquired Superior Modular Products Incorporated (doing business as SMP Data Communications) (“SMP Data Communications”), located near Asheville, North Carolina. SMP Data Communications, previously a wholly owned subsidiary of OCC, was merged with and into OCC on October 31, 2009. The acquisition of SMP Data Communications provided OCC with the capability to design, develop and manufacture a broad range of top-tier copper and fiber optic connectors and connectivity products, which we refer to as our “enterprise connectivity” products. The acquisition of SMP Data Communications was a strategic acquisition for OCC, allowing OCC to provide customers and end-users with a broad range of integrated fiber optic and copper datacom cabling and connectivity solutions.

On October 31, 2009, OCC acquired Applied Optical Systems, Inc. (“AOS”) located near Dallas, Texas. AOS, a wholly owned subsidiary of OCC, designs, develops and manufactures a broad range of specialty fiber optic connectors and connectivity solutions primarily for use in military and other harsh environment applications, which we refer to as our “applied interconnect system” products. The acquisition of AOS was a strategic acquisition for OCC, allowing OCC to enhance the integrated fiber optic and copper datacom cabling and connectivity solutions OCC provides in its targeted markets and to permit OCC to pair AOS’s innovative and unique fiber optic connectivity products with OCC’s fiber optic cabling products for military and other harsh environment applications.

OCC intends to market and sell the products manufactured at its facility near Dallas, Texas under the names Optical Cable Corporation and OCC through the efforts of our integrated sales team.

Optical Cable Corporation, OCC, Superior Modular Products, SMP Data Communications, Applied Optical Systems, and associated logos are trademarks of Optical Cable Corporation.

Acquisition of Applied Optical Systems, Inc.

On October 31, 2009, we acquired AOS in a series of transactions that resulted in us owning 100% of the equity of AOS. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), which was not included in the FASB’s Codification, but still applicable for us as of October 31, 2009, the purchase price of $2.6 million has been allocated to the assets and liabilities assumed based on the fair values at the date of acquisition. This allocation, including the impact of the pre-acquisition note payable to OCC of $4.5 million and accrued interest payable to OCC of $761,000, resulted in the recognition of $6.4 million in intangible assets, $6.2 million of which related to goodwill. The consideration for the transaction includes certain earn out provisions based upon the future performance of the product lines developed by our Dallas team. The agreement provides for a minimum earn out payment of $750,000 and a maximum of $14.75 million to be paid in 2017. The present value of the minimum earn out of $459,000 was included in the $2.6 million purchase price.

During the first quarter of fiscal year 2010, we made a purchase accounting adjustment that resulted in a net decrease to goodwill in the amount of $43,000, with no impact to our condensed consolidated statement of operations. The purchase accounting adjustment was related to a change in the estimated fair value of certain long-lived assets and the related deferred income tax effects. During the second quarter of fiscal year 2010, we recorded a $6.2 million impairment charge to write-off the carrying value of the goodwill as of April 30, 2010.

Summary of Company Performance for Third Quarter 2010

•

During the third quarter of fiscal year 2010, OCC recorded the highest quarterly net sales in the Company’s history. Consolidated net sales for the third quarter of fiscal year 2010 increased 32.2% to $18.8 million compared to consolidated net sales of $14.2 million for the same period last year.

•	Consolidated net sales for the nine months ended July 31, 2010 increased 10.2% to $49.0 million compared to consolidated net sales of $44.5 million for the nine months ended July 31, 2009.

•

Gross profit increased 51.8% to $6.8 million for the third quarter of fiscal year 2010 compared to $4.5 million for the same period last year. Gross profit increased 10.7% to $16.6 million for the first nine months of fiscal year 2010 compared to $15.0 million for the same period last year.

•

We reported net income attributable to OCC of $575,000 or $0.09 per share, during the third quarter of fiscal year 2010, compared to a net loss of $1.1 million, or $0.19 per share, for the comparable period last year. We reported a net loss attributable to OCC of $7.2 million, or $1.21 per share, during the first nine months of fiscal year 2010, compared to a net loss of $1.8 million, or $0.33 per share for the comparable period last year. Excluding the non-recurring, non-cash goodwill impairment charge recorded in the second quarter of fiscal year 2010, we would have reported a net loss of $960,000, or $0.16 per share, for the first nine months of fiscal year 2010. This proforma net loss and net loss per share is calculated by adding the impairment charge of $6.2 million to our pre-tax loss as reported for the nine months ended July 31, 2010. There is no tax benefit associated with the impairment charge, as it is considered a non-deductible permanent item for tax purposes, so there is no change to the tax benefit as reported for the period in determining the proforma net loss and net loss per share.

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

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended July 31,		Percent Change	Nine Months Ended July 31,		Percent Change
	2010	2009		2010	2009
Net sales	$18,779,000	$14,207,000	32.2%	$49,042,000	$44,509,000	10.2%
Gross profit	6,807,000	4,483,000	51.8%	16,593,000	14,994,000	10.7%
SG&A expenses	5,999,000	5,387,000	11.4%	18,240,000	17,009,000	7.2%
Impairment of goodwill	—	—	—	6,246,000	—	100.0%
Impairment of intangible assets (other than goodwill)	—	190,000	100.0%	—	190,000	100.0%
Net income (loss)	575,000	(1,108,000)	151.9%	(7,207,000)	(1,834,000)	293.0%

Three Months Ended July 31, 2010 and 2009

Net Sales

Net sales for the third quarter of fiscal year 2010 increased 32.2% to $18.8 million compared to net sales of $14.2 million for the same period in fiscal year 2009. The increase in net sales during the third quarter of fiscal year 2010 when compared to the same period last year was attributable to increases in both our commercial market and our specialty markets. The acquisition of AOS by OCC on October 31, 2009 also contributed to the net sales growth in the third quarter of fiscal year 2010.

Net sales to customers located outside of the United States increased 83.6% in the third quarter of fiscal year 2010 compared to the same period last year, and net sales to customers located in the United States increased 17.3%. In the third quarter of fiscal year 2010, we experienced large net sales to two international customers totaling, in the aggregate, approximately $2.3 million.

We believe our consolidated net sales may continue to be negatively impacted by the global economic recession. However, when comparing net sales for the third quarter of fiscal year 2010 to the third quarter of fiscal year 2009 and to the first and second quarters of fiscal year 2010, the sale of our fiber optic cable, enterprise connectivity and applied interconnect system products have improved. We believe our improvement in net sales may indicate we have achieved market share gains in certain of our markets and may indicate the beginning of some improvement in certain of our markets. However, we cannot be sure at this time if these gains and/or this improvement are an indication of a trend or predict whether or not they will continue.

Gross Profit

Our gross profit increased 51.8% to $6.8 million in the third quarter of fiscal year 2010, compared to $4.5 million in the third quarter of fiscal year 2009. Gross profit margin, or gross profit as a percentage of net sales, increased to 36.2% in the third quarter of fiscal year 2010 from 31.6% in the third quarter of fiscal year 2009. By comparison, gross profit margin was 36.7% and 28.1%, respectively, in the first and second quarters of fiscal year 2010.

A comparison of gross profit margin by product line is presented in the following table:

	Three Months Ended July 31,
	2010	2009
Fiber optic cable	39.6%	36.3%
Enterprise connectivity	24.4%	17.1%
Applied interconnect systems	29.5%	— %*

*	The Company acquired AOS on October 31, 2009. Therefore, gross profit margin associated with the sale of applied interconnect system products prior to fiscal year 2010 is not included as it is not applicable.

Historically, our enterprise connectivity and applied interconnect system products have lower gross profit margins than our fiber optic cable products; a trend we expect to continue.

Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may deviate from expectations based on both anticipated and unanticipated changes in product mix. Additionally, our gross profit margins for our product lines tend to be higher when we achieve higher net sales levels of those product lines, as we did in the third quarter of fiscal year 2010 when compared to the third quarter of fiscal year 2009, as certain fixed manufacturing costs are spread over higher sales volumes.

Selling, General, and Administrative Expenses

SG&A expenses increased to $6.0 million in the third quarter of fiscal year 2010 from $5.4 million for the same period last year. SG&A expenses as a percentage of net sales were 31.9% in the third quarter of fiscal year 2010 compared to 37.9% in the third quarter of fiscal year 2009. By comparison, SG&A expenses were $6.0 million and 40.3% as a percentage of net sales for the first quarter, and $6.2 million and 40.6% as a percentage of net sales for the second quarter of fiscal year 2010.

But for the acquisition of AOS on October 31, 2009, our SG&A expenses would have remained at approximately the same level during the third quarter of fiscal year 2010, compared to the same period last year. The acquisition of AOS added at least $630,000 to our consolidated SG&A expenses in the third quarter of fiscal year 2010, including $235,000 of employee related costs. Excluding the impact of the acquisition of AOS, affecting consolidated SG&A expenses were: our continued efforts to reduce costs, work force reductions initiated during the third quarter of fiscal year 2009, and savings and costs (net) related to continued integration efforts of the acquisitions of SMP Data Communications and AOS.

Royalty Income, Net

We recognized royalty income, net of related expenses, totaling $315,000 during the three months ended July 31, 2010, compared to royalty income, net of related expenses totaling $297,000 during the three months ended July 31, 2009. The increase is due to the increased sale of licensed product by licensees during the third quarter of fiscal year 2010 compared to the same period last year. This income is largely offset by the expense of the amortization of intangible assets associated with our royalty income, net (as further described in the Amortization of Intangible Assets section described herein), resulting from the required write-up of intangible assets to fair value when acquired as part of the acquisition of SMP Data Communications on May 30, 2008.

Amortization of Intangible Assets

We recognized $147,000 of amortization expense, associated with intangible assets, during the three months ended July 31, 2010, compared to amortization expense of $208,000 during the three months ended July 31, 2009. The decrease in amortization expense, when comparing the two periods, is due to the fact that the trade name and customer list intangible assets, acquired in connection with the acquisition of SMP Data Communications, were written off during the third and fourth quarters, respectively, of fiscal year 2009 when it was concluded that these assets were impaired.

Impairment of Intangible Assets (other than goodwill)

During the quarter ended July 31, 2009, we decided to discontinue marketing our connectivity products under the SMP Data Communications trade name and to begin to market these products under the names Optical Cable Corporation and OCC. As a result, we determined the trade name asset was impaired and recorded a non-cash, non-recurring impairment charge in the amount of $190,000 during the third quarter of fiscal year 2009. No such impairment charge was incurred in the third quarter of fiscal year 2010.

Other Expense, Net

We recognized other expense, net in the third quarter of fiscal year 2010 of $160,000 compared to other expense, net of $170,000 in the third quarter of fiscal year 2009. Other expense, net is comprised of interest income, interest expense and other miscellaneous items which may fluctuate from period to period.

Income (Loss) Before Income Taxes

We reported income before income taxes of $816,000 for the third quarter of fiscal year 2010 compared to a loss before income taxes of $1.2 million for the third quarter of fiscal year 2009. This change was primarily due to the increase in gross profit of $2.3 million in the third quarter of fiscal year 2010 compared to the same period in fiscal year 2009.

Income Tax Expense (Benefit)

Income tax expense totaled $283,000 for the third quarter of fiscal year 2010 compared to income tax benefit of $68,000 for the same period in fiscal year 2009. Our effective tax rate for the third quarter of fiscal year 2010 was 34.6% compared to 5.8% in the third quarter of fiscal year 2009. Generally, fluctuations in our effective tax rates are primarily due to permanent difference in U.S. GAAP and tax accounting for various tax deductions and benefits, but can also be significantly different from the statutory tax rate when income or loss before taxes is at a level, generally close to breakeven, that permanent differences in U.S. GAAP and tax accounting treatment have a disproportional impact on our projected effective tax rate. In the third quarter of fiscal year 2009, our effective tax rate was lower than the statutory tax rate due primarily to a change in our projected results for fiscal year 2009, when considering actual results through the third quarter of fiscal year 2009, and the resulting impact to the tax rate of our unfavorable permanent difference items.

Net Income (Loss)

Net income attributable to OCC for the third quarter of fiscal year 2010 was $575,000 compared to a net loss of $1.1 million for the third quarter of fiscal year 2009. This change was due primarily to income before taxes experienced in the third quarter of fiscal year 2010 compared to a loss before taxes for the comparable period last year, partially offset by the recognition of tax expense in the third quarter of fiscal year 2010 compared to a tax benefit in the same period last year.

Nine Months Ended July 31, 2010 and 2009

Net Sales

Consolidated net sales for the first nine months of fiscal year 2010 increased 10.2% to $49.0 million compared to net sales of $44.5 million for the same period in fiscal year 2009. We experienced an increase in net sales during the first nine months of fiscal year 2010 compared to the same period last year in both our commercial and specialty markets. The acquisition of AOS by OCC on October 31, 2009 also contributed to the net sales growth in the first nine months of fiscal year 2010. We experienced increases in our net sales during the first nine months of fiscal year 2010 of our enterprise connectivity products, compared to the same period last year. These increases were partially offset by decreases in net sales of our fiber optic cable products.

Net sales to customers located outside of the United States increased 17.1% in the first nine months of fiscal year 2010 compared to the same period last year, and net sales to customers located in the United States increased 7.7%. In the first nine months of fiscal year 2010, we experienced large net sales to two international customers totaling, in the aggregate, approximately $3.7 million.

We believe our consolidated net sales may continue to be negatively impacted by the global economic recession. However, when comparing net sales for the first nine months of fiscal year 2010 to the first nine months of fiscal year 2009, the sale of our fiber optic cable and enterprise connectivity products have improved. We believe our improvement in net sales may indicate we have achieved market share gains in certain of our markets and may indicate the beginning of some improvement in certain of our markets. However, we cannot be sure at this time if these gains and/or this improvement are an indication of a trend or predict whether or not they will continue.

Gross Profit

Our gross profit increased 10.7% to $16.6 million for the first nine months of fiscal 2010 from $15.0 million for the same period in fiscal year 2009. Gross profit margin, or gross profit as a percentage of net sales, increased slightly to 33.8% for the first nine months of fiscal year 2010 from 33.7% for the same period last year. A comparison of gross profit margin by product line is presented in the following table:

	Nine Months Ended July 31,
	2010	2009
Fiber optic cable	38.5%	38.2%
Enterprise connectivity	22.2%	17.8%
Applied interconnect systems	24.6%	— %*

*	The Company acquired AOS on October 31, 2009. Therefore, gross profit margin associated with the sale of applied interconnect system products prior to fiscal year 2010 is not included as it is not applicable.

Historically, our enterprise connectivity and applied interconnect system products have lower gross profit margins than our fiber optic cable products; a trend we expect to continue.

Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may deviate from expectations based on both anticipated and unanticipated changes in product mix.

Selling, General, and Administrative Expenses

SG&A expenses increased 7.2% to $18.2 million in the first nine months of fiscal year 2010 from $17.0 million for the same period last year. SG&A expenses as a percentage of net sales were 37.2% for the nine months ended July 31, 2010 compared to 38.2% for the same period in 2009.

But for the acquisition of AOS on October 31, 2009, our SG&A expenses would have decreased by approximately $1.1 million during the first nine months of fiscal year 2010, compared to the same period last year. The acquisition of AOS added at least $2.3 million to our consolidated SG&A expenses in the first nine months of fiscal year 2010, including $702,000 of employee related costs and $624,000 of legal fees (related to litigation in the patent infringement lawsuit). Excluding the impact of the acquisition of AOS, creating the decrease in consolidated SG&A expenses were: our continued efforts to reduce costs, work force reductions initiated during the third quarter of fiscal year 2009, and savings and costs (net) related to continued integration efforts of the acquisitions of SMP Data Communications and AOS.

Royalty Income, Net

We recognized royalty income, net of related expenses, totaling $925,000 during the nine months ended July 31, 2010, compared to royalty income, net of related expenses totaling $680,000 during the same period last year. The increase is due to the increased sale of licensed product by licensees during the first nine months of fiscal year 2010 compared to the same period last year. This income is largely offset by the expense of the amortization of the intangible assets associated with our royalty income, net (as further described in the Amortization of Intangible Assets section described herein), resulting from the required write-up of intangible assets to fair value when acquired as part of the acquisition of SMP Data Communications on May 30, 2008.

Amortization of Intangible Assets

We recognized $440,000 of amortization expense, associated with intangible assets, during the nine months ended July 31, 2010, compared to amortization expense of $626,000 during the same period last year. The decrease in amortization expense, when comparing the two periods, is due to the fact that the trade name and customer list intangible assets, acquired in connection with the acquisition of SMP Data Communications, were written off during the third and fourth quarters, respectively, of fiscal year 2009 when it was concluded that these assets were impaired.

Impairment of Goodwill

As of April 30, 2010, we performed our annual impairment analysis of goodwill as required by U.S. GAAP. We analyzed the carrying value of goodwill and determined that it was appropriate to write-off the carrying value of goodwill on our consolidated balance sheet. As a result, we recorded a non-recurring, non-cash impairment charge in the amount of $6.2 million to write-off the carrying value of the goodwill during the first nine months of fiscal year 2010.

Impairment of Intangible Assets (other than goodwill)

During the nine months ended July 31, 2009, we decided to discontinue marketing our connectivity products under the SMP Data Communications trade name and to begin to market these products under the names Optical Cable Corporation and OCC. As a result, we determined the trade name asset was impaired and recorded a non-cash, non-recurring impairment charge in the amount of $190,000 during the first nine months of fiscal year 2009. No such impairment charge was incurred in the first nine months of fiscal year 2010.

Other Expense, Net

We recognized other expense, net of $317,000 in the first nine months of fiscal 2010 compared to other expense, net of $479,000 in the first nine months of fiscal year 2009. Other expense, net is comprised of interest income, interest expense and other miscellaneous items which may fluctuate from period to period.

Loss Before Income Taxes

We reported a loss before income taxes of $7.7 million for the first nine months of fiscal year 2010 compared to a loss before income taxes of $2.6 million for the first nine months of fiscal year 2009. This increase was primarily due to the impairment of goodwill of $6.2 million and the increase in SG&A expenses of $1.2 million in the first nine months of fiscal year 2010 compared to the same period in fiscal year 2009. The increase in the loss before income taxes was partially offset by the increase in gross profit of $1.6 million. But for the goodwill impairment charge of $6.2 million during the second quarter of fiscal year 2010, we would have reported a loss before income taxes of $1.5 million for the first nine months of fiscal year 2010, compared to a loss before taxes of $2.6 million for the comparable period last year.

Income Tax Benefit

Income tax benefit totaled $363,000 for the first nine months of fiscal year 2010 compared to income tax benefit of $797,000 for the same period in fiscal 2009. Our effective tax rate was 4.7% in the first nine months of 2010 compared to 30.3% in the first nine months of 2009. Generally, fluctuations in our effective tax rates are primarily due to permanent difference in U.S. GAAP and tax accounting for various tax deductions and benefits, but can also be significantly different from the statutory tax rate when income or loss before taxes is at a level, generally close to breakeven, that permanent differences in U.S. GAAP and tax accounting treatment have a disproportional impact on our projected effective tax rate.

During the first nine months of fiscal year 2010, we recorded a non-recurring, non-cash impairment charge in the amount of $6.2 million to write-off the carrying value of goodwill. Since our tax basis in the goodwill was zero, this resulted in a permanent $6.2 million difference between book and taxable income and was the primary cause of our significantly lower effective tax rate.

Net Loss

Net loss attributable to OCC for the first nine months of fiscal year 2010 was $7.2 million compared to a net loss of $1.8 million for the first nine months of fiscal year 2009. This increase was due primarily to the increase in the loss before income taxes of $5.1 million in the first nine months of fiscal year 2010 compared to the same period last year and to the decrease in the tax benefit when comparing the two periods. But for the goodwill impairment charge of $6.2 million during the second quarter of fiscal year 2010, we would have reported a net loss attributable to OCC of $960,000 for the first nine months of fiscal year 2010, compared to a net loss of $1.8 million for the comparable period last year.

Financial Condition

Total assets decreased $6.0 million, or 12.0%, to $44.3 million at July 31, 2010, from $50.3 million at October 31, 2009. This decrease was due to the $6.2 million non-recurring, non-cash impairment charge related to goodwill and a $1.7 million decrease in income taxes refundable, partially offset by a $1.1 million increase in inventories, net and a $961,000 increase in accounts receivable, net. The decrease in income taxes refundable is a result of our projected effective tax rate for the year being applied to our loss before income taxes for the first nine months of the year and a tax refund in the amount of $748,000 received in the third quarter of fiscal year 2010. The increase in inventories is largely due to the timing of raw material purchases and efforts to decrease lead times by increasing certain standard stock items. The increase in accounts receivable, net largely resulted from the increase in net sales in the third quarter of fiscal year 2010 when compared to the fourth quarter of fiscal year 2009, coupled with the timing of receipt of payments during the quarter and continued efforts to improve collections.

Total liabilities increased $907,000, or 5.3%, to $18.0 million at July 31, 2010, from $17.1 million at October 31, 2009. This increase was due to a $1.1 million increase in note payable to bank under our line of credit.

Total shareholders’ equity attributable to OCC at July 31, 2010 decreased $6.8 million in the first nine months of fiscal year 2010. The decrease resulted from the net loss attributable to OCC of $7.2 million and the repurchase and retirement of 77,000 shares of our common stock for $230,000, partially offset by the impact of share-based compensation, net totaling $638,000.

Liquidity and Capital Resources

Our primary capital needs during the first nine months of fiscal 2010 have been to fund working capital requirements and capital expenditures as well as the repurchase and retirement of our common stock. Our primary source of capital for these purposes has been existing cash and cash equivalents and borrowings under our revolving credit facility. As of July 31, 2010, we had an outstanding loan balance under our revolving credit facility totaling $1.1 million. As of October 31, 2009, we did not have an outstanding loan balance under our revolving credit facility. Our long-term debt continues to amortize as scheduled. As of July 31, 2010 and October 31, 2009, we had outstanding loan balances, excluding our revolving credit facility, totaling $8.4 million and $8.5 million, respectively.

Our cash and cash equivalents totaled $2.1 million as of July 31, 2010, an increase of $110,000 compared to $1.9 million as of October 31, 2009. The increase in cash for the nine months ended July 31, 2010 primarily resulted from net cash provided by financing activities of $632,000 primarily related to proceeds from a note payable to our bank under our line of credit, partially offset by net cash used in investing activities totaling $376,000 and net cash used in operating activities of $147,000.

On July 31, 2010, we had working capital of $21.2 million compared to $20.1 million on October 31, 2009. The ratio of current assets to current liabilities as of July 31, 2010, was 3.8 to 1, compared to 3.6 to 1 as of October 31, 2009. The increase in working capital when comparing the periods was primarily due to the $1.1 million increase in inventories and the $961,000 increase in accounts receivable, partially offset by the $1.7 million decrease in income taxes refundable.

Net Cash

Net cash used in operating activities was $147,000 in the first nine months of fiscal year 2010, compared to net cash provided by operating activities of $1.9 million in the first nine months of fiscal year 2009. Net cash used in operating activities during the first nine months of fiscal year 2010 primarily resulted from a net loss of $7.4 million, the increase in inventories of $1.1 million and the increase in accounts receivable of $963,000, partially offset by the decrease in income taxes refundable of $1.7 million. The aforementioned factors contributing to cash used in operating activities were partially offset by certain adjustments to reconcile net loss to net cash used in operating activities, including the impairment of goodwill of $6.2 million, depreciation and amortization of $2.2 million and share-based compensation expense of $732,000 for the nine months ended July 31, 2010. Net cash provided by operating activities during the first nine months of fiscal year 2009 primarily resulted from certain adjustments to reconcile net loss to net cash provided by operating activities including depreciation and amortization of $2.3 million and share-based compensation expense of $691,000. Additionally, the decrease in accounts receivable in the amount of $2.5 million and the decrease in inventories in the amount of $2.0 million further contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by the increase in income taxes refundable of $1.7 million, a decrease in accounts payable and accrued expenses (including accrued compensation and payroll taxes) totaling $3.0 million and a net loss totaling $1.8 million for the nine months ended July 31, 2009.

Net cash used in investing activities totaled $376,000 in the first nine months of fiscal year 2010 compared to $975,000 in the first nine months of fiscal year 2009. Net cash used in investing activities during the first nine months of fiscal year 2010 resulted primarily from purchases of property and equipment. Net cash used in investing activities during the first nine months of fiscal year 2009 resulted primarily from purchases of property and equipment and an investment in other assets.

Net cash provided by financing activities totaled $632,000 in the first nine months of fiscal year 2010 compared to net cash used in financing activities of $869,000 for the first nine months of fiscal year 2009. Net cash provided by financing activities during the first nine months of fiscal year 2010 resulted primarily from proceeds from a note payable to our bank under our line of credit in the amount of $1.1 million, partially offset by the repurchase and retirement of 77,000 shares of our common stock for $230,000. Net cash used in financing activities during the first nine months of fiscal year 2009 resulted primarily from the repurchase and retirement of 118,000 shares of our common stock for $354,000 and the reversal of outstanding checks in excess of funds on deposit of $280,000.

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

On April 30, 2010, we entered into a revolving credit facility with SunTrust Bank consisting of a Commercial Note and Agreement to Commercial Note under which SunTrust Bank will provide us with a revolving line of credit for our working capital needs (the “Commercial Loan”). The Commercial Loan provides a $6.0 million working capital line of credit, expires May 31, 2012, and replaces our Amended Revolving Loan with Valley Bank. Under the Commercial Loan, we may borrow an aggregate principal amount at any one time outstanding not to exceed the lesser of (i) $6.0 million, or (ii) the sum of 85% of certain receivables aged 90 days or less plus 35% of the lesser of $1.0 million or certain foreign receivables plus 25% of certain raw materials inventory. Advances under the Commercial Loan accrue interest at the greater of (x) LIBOR plus 2.0%, or (y) 3.0%. Accrued interest on the outstanding principal balance is due on the first day of each month beginning June 1, 2010, with all then outstanding principal, interest, fees and costs due at the Commercial Loan Termination Date of May 31, 2012.

As of July 31, 2010, we had $1.1 million of outstanding borrowings on our Commercial Loan and, as a result, $4.9 million in available credit.

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

The Virginia Real Estate Loan was fully funded on May 30, 2008. The Virginia Real Estate Loan accrues interest at 6% and payments of principal and interest are based on a 25 year amortization. Payments on the Virginia Real Estate Loan will be made in 59 equal installments of principal and interest in the amount of $42,241 for the period from July 1, 2008 through May 1, 2013. The balance of the Virginia Real Estate Loan will be due June 1, 2013. As of July 31, 2010, we had outstanding borrowings of $6.3 million under our Virginia Real Estate Loan.

The North Carolina Real Estate Loan was fully funded on May 30, 2008. The North Carolina Real Estate Loan accrues interest at 6% and payments of principal and interest are based on a 25 year amortization. Payments on the North Carolina Real Estate Loan will be made in 59 equal installments of principal and interest in the amount of $14,557 for the period from July 1, 2008 through May 1, 2013. The balance of the North Carolina Real Estate Loan will be due June 1, 2013. As of July 31, 2010, we had outstanding borrowings of $2.2 million under our North Carolina Real Estate Loan.

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

Capital Expenditures

We did not have any material commitments for capital expenditures as of July 31, 2010. During our 2010 fiscal year budgeting process, we included an estimate for capital expenditures for the fiscal year of $2.0 million. This budget includes estimates for capital expenditures for new manufacturing equipment, improvements to existing manufacturing equipment, new information technology equipment and software, upgrades to existing information technology equipment and software, furniture and all other capitalizable expenditures for property, plant and equipment. These expenditures will be funded out of our working capital or borrowings under our credit facilities. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Historically, we have spent less than our budgeted capital expenditures in any given fiscal year.

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

We have seen that this pattern may be substantially altered by the timing of larger projects or other economic factors impacting our industry or impacting the industries of our customers and end-users. As a result, while we believe seasonality may be a factor that impacts our quarterly net sales results, we are not able to reliably predict net sales based on seasonality because these other factors can also substantially impact our net sales patterns during the fiscal year.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based on the condensed consolidated financial statements and accompanying condensed notes that have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2009 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2009 Form 10-K did not change during the period from November 1, 2009 through July 31, 2010.

Future Accounting Considerations

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

In December 2007, the FASB issued Accounting Standards Codification 810-10, Consolidation (“ASC 810-10”). ASC 810-10 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition, this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The adoption of ASC 810-10, effective November 1, 2009, did not have a material impact on our results of operations, financial position or liquidity. However, we have disclosed on the face of the condensed consolidated statement of operations for the three months and nine months ended July 31, 2010, the amount of consolidated net loss attributable to the noncontrolling interest associated with Centric Solutions, LLC. Similar disclosure has also been reflected on the face of our condensed consolidated balance sheet as of July 31, 2010, our condensed consolidated statement of shareholders’ equity for the nine months ended July 31, 2010 and in certain condensed notes to the condensed consolidated financial statements.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer, (principal financial officer) the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2010. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2010 and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Court, on motion of AFSI, had previously entered a preliminary injunction enjoining AOS from making sales of the accused products. However, the preliminary injunction specifically excludes products sold to the U.S. Government or sold for ultimate delivery to the U.S. Government. As of July 31, 2010, a motion to dissolve the preliminary injunction, in light of the jury verdict, was pending before the Court.

The District Court previously had granted judgment as a matter of law to AFSI on AOS’s counterclaims for fraud, negligent misrepresentation, and unfair competition. The Court also granted partial summary judgment to AFSI on AOS’s antitrust counterclaims. AOS’s remaining counterclaim of inequitable conduct was tried to the Court on April 8, 2010. By opinion and order issued July 7, 2010, the District Court found that AFSI did not commit inequitable conduct and that AFSI’s U.S. Patent No. 6,305,849 was not unenforceable. As of July 31, 2010, no final judgment has been entered.

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

Subsequent Events following the third quarter ended July 31, 2010

On August 3, 2010, the U.S. District Court entered an order dissolving the preliminary injunction that AFSI had previously entered enjoining AOS from making sales of the accused products.

Additionally, on August 3, 2010, the U.S. District Court entered a final judgment on AOS’s counterclaims stating “defendant AFSI did not infringe claim 31 of the 849 patent” and “plaintiff AFSI takes nothing by way of its patent infringement claims.” It also awarded judgment to AFSI on all of AOS’s counterclaims.

AOS can still file a claim against the $250,000 bond posted by AFSI in connection with the original granting of the preliminary injunction. Any such claim by AOS would seek payment of damages to AOS resulting from the U.S. District Court’s original granting of the preliminary injunction requested by AFSI.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its common stock for the three months ended July 31, 2010:

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
May 1, 2010 – May 31, 2010	—	—	—	325,848
June 1, 2010 – June 30, 2010	10,500	2.99	—	315,348
July 1, 2010 – July 31, 2010	66,762	2.98	—	248,586

(1)	On October 16, 2009, the Company’s Board of Directors approved a plan to purchase and retire up to 325,848 shares of the Company’s common stock, or approximately 5% of the shares then outstanding. At the time the plan was approved, the Company anticipated that the purchases would be made over a 12- to 24-month period unless the entire number of shares expected to be purchased under the plan is sooner acquired. For the three month period ended July 31, 2010, the Company repurchased and retired 77,262 shares of its outstanding common stock. The repurchase, including brokerage and legal fees, for the three month period ended July 31, 2010 totaled approximately $230,000. As of July 31, 2010, 6,425,287 shares of the Company’s common stock were outstanding.
(2)	The average price paid per share set forth above includes the purchase price paid for the shares, and brokerage and legal fees paid by the Company. The average purchase price per share (excluding brokerage and legal fees) paid by the Company for the three months ended July 31, 2010 was $2.96.

PART II. OTHER INFORMATION

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are filed as part of, and incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: September 14, 2010	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: September 14, 2010	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated May 30, 2008, by and among Optical Cable Corporation, Aurora Merger Corporation, Preformed Line Products Company and Superior Modular Products Incorporated (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 2, 2008).

3.1	Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated herein by reference to Exhibit 1 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

3.2	Bylaws of Optical Cable Corporation, as amended (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.1	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.2	Rights Agreement dated as of November 2, 2001 (incorporated herein by reference to Exhibit 4 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.3	Form of certificate representing preferred share purchase right (incorporated herein by reference to Exhibit 5 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.4	Credit Agreement dated May 30, 2008 by and between Optical Cable Corporations and Superior Modular Products Incorporated as borrowers and Valley Bank as lender in the amount of $17,000,000 consisting of a Revolver in the amount of $6,000,000; Term Loan A in the amount of $2,240,000; Term Loan B in the amount of $6,500,000; and a Capital Acquisitions Term Loan in the amount of $2,260,000 (incorporated herein by reference to Exhibit 4.16 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.5	Credit Line Deed of Trust dated May 30, 2008 between Optical Cable Corporation as Grantor, LeClairRyan as Trustee and Valley Bank as Beneficiary (incorporated herein by reference to Exhibit 4.17 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.6	Deed of Trust, Security Agreement and Fixtures Filing dated May 30, 2008 by and between Superior Modular Products Incorporated as Grantor, LeClairRyan as Trustee and Valley Bank as Beneficiary (incorporated herein by reference to Exhibit 4.18 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.7	Security Agreement dated May 30, 2008 between Optical Cable Corporation and Superior Modular Products Incorporated and Valley Bank (incorporated herein by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008.

4.8	Revolving Loan Note in the amount of $6,000,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.20 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.9	Term Loan A Note in the amount of $2,240,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.10	Term Loan B Note in the amount of $6,500,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.22 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.11	Capital Acquisitions Term Note in the amount of $2,260,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.23 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.12	First Loan Modification Agreement dated February 28, 2010 by and between Optical Cable Corporation and Valley Bank (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 22, 2010).

4.13	Second Loan Modification Agreement dated April 30, 2010 by and between Optical Cable Corporation, for itself and as successor by merger to Superior Modular Products Incorporated, and Valley Bank (incorporated herein by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010).

4.14	Addendum A to Commercial Note dated April 30, 2010 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 4.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010).

4.15	Commercial Note dated April 30, 2010 by and between Optical Cable Corporation and SunTrust Bank in the principal amount of $6,000,000 (incorporated herein by reference to Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010).

4.16	Security Agreement dated April 30, 2010 by Optical Cable Corporation in favor of SunTrust Bank (incorporated herein by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010).

4.17	Agreement to Commercial Note dated April 30, 2010 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 4.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010).

10.1*	Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated herein by reference to Exhibit 10.1 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.2*	Employment Agreement dated December 10, 2004 by and between Optical Cable Corporation and Tracy G. Smith (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2005 (file number 0-27022)).

10.4*	Employment Agreement by and between Superior Modular Products Incorporated and William R. Reynolds effective May 30, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2008 (file number 0-27022)).

10.5*	Optical Cable Corporation Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 1998 (file number 0-27022)).

10.6*	Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-8 No. 333-09733).

10.7*	Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.8*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.9*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.10*	Form of award agreement under the Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2004).

10.11*	Optical Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.12*	Form of time vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.13*	Form of stock performance vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.14*	Form of operational performance vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.15*	Form of operational performance (Company financial performance measure) vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2007).

10.16	Redemption Agreement by and between Optical Cable Corporation and BB&T Investment Services, Inc. dated March 27, 2007 (incorporated herein by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2007).

10.17*	Amendment No. 1 dated December 31, 2008 to Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 6, 2009).

10.18*	Amendment No. 1 dated December 31, 2008 to Employment Agreement by and between Optical Cable Corporation and Tracy G. Smith effective December 10, 2004 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 6, 2009).

10.19*	Amendment No. 1 dated December 31, 2008 to Employment Agreement by and between Superior Modular Products Incorporated and William R. Reynolds effective May 30, 2008 (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 6, 2009).

10.20*	Form of operational performance (Company financial performance measure) vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2009).

10.21*	Notice of Exercise of Warrant by the Company to purchase 98,741 shares of common stock of Applied Optical Systems, Inc. dated October 30, 2009 (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.22*	Stock Purchase Agreement dated October 31, 2009 by and among the Company, as buyer and G. Thomas Hazelton, Jr. and Daniel Roehrs as sellers (incorporated herein by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.23*	Employment agreement dated October 31, 2009, between Applied Optical Systems, Inc. and G. Thomas Hazelton, Jr. (incorporated herein by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.24*	Employment agreement dated October 31, 2009, between Applied Optical Systems, Inc. and Daniel Roehrs (incorporated herein by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.25*	Buy-Sell Agreement dated October 31, 2009, by and between G. Thomas Hazelton, Jr., as guarantor, and the Company (incorporated herein by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.26*	Buy-Sell Agreement dated October 31, 2009, by and between Daniel Roehrs, as guarantor, and the Company (incorporated herein by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.27*	Indemnification Agreement dated October 31, 2009, between the Company and Applied Optical Systems, Inc. (incorporated herein by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.28*	Supplemental Agreement dated October 31, 2009, by and among the Company, as buyer, Applied Optical Systems, Inc., George T. Hazelton Family Trust, G. Thomas Hazelton, Jr., and Daniel Roehrs (incorporated herein by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.29*	Termination Agreement dated October 31, 2009, by and among Applied Optical Systems, Inc., the Company, as lender, and G. Thomas Hazelton, Jr. and Daniel Roehrs (incorporated herein by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.30*	Warrant Exercise Agreement between the Company and Applied Optical Systems, Inc. dated October 30, 2009 (incorporated herein by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.31	Redemption Agreement by and between Optical Cable Corporation and BB&T Capital Markets dated November 17, 2009 (incorporated herein by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2010).

11.1	Statement regarding computation of per share earnings (incorporated by reference to note 8 of the Condensed Notes to Condensed Consolidated Financial Statements contained herein).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.