Form 10-K
period 2010-10-31
OPTICAL CABLE CORP
filed 2011-01-24
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    (1)    Yes  ☒    No  ☐    (2)     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No    NA

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.

Large accelerated filer  ☐        Accelerated filer   ☐         Non-accelerated filer   ☐        Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock, no par value, held by non-affiliates of the registrant (without admitting any person whose shares are not included in determining such value is an affiliate) as of April 30, 2010, the last business day of the Company’s most recent second quarter was $18,273,477 based upon the closing price of these shares as reported by the Nasdaq Global Market on April 30, 2010.

As of January 14, 2011, the Company had outstanding 6,242,899 common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report filed as exhibit 13.1 to this report on Form 10-K are incorporated by reference in Part II of this Form 10-K Report: “Corporate Information,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” and “Report of Independent Registered Public Accounting Firm.” In addition, portions of the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K Report: “Election of Directors,” “Beneficial Ownership of Securities,” “Compensation of Executive Officers,” “Compensation of Directors,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “Code of Ethics,” “Executive Compensation,” “Beneficial Ownership of Securities,” “Equity Compensation Plans Information,” “Certain Relationships and Related Transactions,” “Independent Registered Public Accounting Firm,” and “Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Registered Public Accounting Firm.”

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

Optical Cable Corporation (or “OCC®”) is a leading manufacturer of a broad range of fiber optic and copper data communications cabling and connectivity solutions primarily for the enterprise market, offering an integrated suite of high quality, warranted products which operate as a system solution or seamlessly integrate with other providers’ offerings. OCC’s product offerings include designs for uses ranging from commercial, enterprise network, datacenter, residential and campus installations to customized products for specialty applications and harsh environments, including military, industrial, mining and broadcast applications. OCC products include fiber optic and copper cabling, fiber optic and copper connectors, specialty fiber optic and copper connectors, fiber optic and copper patch cords, racks, cabinets, datacom enclosures, patch panels, face plates, multi-media boxes, and other cable and connectivity management accessories, and are designed to meet the most demanding needs of end-users, delivering a high degree of reliability and outstanding performance characteristics.

OCC® is internationally recognized for pioneering the design and production of fiber optic cables for the most demanding military field applications, as well as of fiber optic cables suitable for both indoor and outdoor use, and creating a broad product offering built on the evolution of these fundamental technologies. OCC® also is internationally recognized for its role in establishing copper connectivity data communications standards, through its innovative and patented technologies.

OCC primarily manufactures its high quality fiber optic cables at its ISO 9001:2008 registered and MIL-STD-790F certified facility located in Roanoke, Virginia, its high quality commercial connectivity products at its ISO 9001:2008 registered facility located near Asheville, North Carolina, and its high quality military and harsh environment connectivity products and systems at its ISO 9001:2008 registered and MIL-STD-790F certified facility located near Dallas, Texas.

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

On October 31, 2009, Optical Cable Corporation acquired AOS. Founded in 2003, AOS is a wholly owned subsidiary of Optical Cable Corporation that designs, develops and manufactures a broad range of specialty fiber optic connectors and connectivity solutions primarily for use in military and other harsh environment applications. OCC markets and sells the products manufactured at our facility near Dallas, Texas under the names Optical Cable Corporation and OCC by our integrated sales team.

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

Optical Cable Corporation, OCC®, Superior Modular Products, SMP Data Communications, Applied Optical Systems, and associated logos are trademarks of Optical Cable Corporation.

Products

Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) is a leading manufacturer of a broad range of fiber optic and copper data communication cabling and connectivity solutions primarily for the enterprise market, offering an integrated suite of high quality, warranted products which operate as a system solution or seamlessly integrate with other providers’ offerings. OCC’s product offerings include designs for uses ranging from commercial, enterprise network, datacenter, residential and campus installations to customized products for specialty applications and harsh environments, including military, industrial, mining and broadcast applications. OCC products include fiber optic and copper cabling, fiber optic and copper connectors, specialty fiber optic and copper connectors, fiber optic and copper patch cords, racks, cabinets, datacom enclosures, patch panels, face plates, multi-media boxes, and other cable and connectivity management accessories, and are designed to meet the most demanding needs of end-users, delivering a high degree of reliability and outstanding performance characteristics.

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

OCC is internationally recognized for pioneering the design and production of fiber optic cables for the most demanding military field applications, as well as fiber optic cables suitable for both indoor and outdoor use, and for creating a broad product offering built on the evolution of these fundamental technologies.

Our product line is diverse and versatile, in keeping with evolving application needs of customers within our markets. Our tight-buffered fiber optic cables address the needs of the enterprise market in particular, and to a lesser extent the access market. We believe that we offer the most comprehensive tight-buffered fiber optic cable product offering for the enterprise market.

Our fiber optic cable product offering includes designs for uses ranging from commercial, enterprise network, datacenter, residential and campus installations to customized products for specialty applications and harsh environments, including military, industrial, mining and broadcast applications.

We produce fiber optic cables for specialized installations, including various hybrid and composite cables and cables with specialty fibers. We can armor fiber optic cables for further protection in certain installations. We offer cables suitable for underground or overhead installations. For overhead installations, we offer several self-supporting fiber optic cables as well as aerial messenger cables which feature self-supporting messengered construction. We have fiber optic cables available in several flammability ratings.

We offer various hybrid and composite fiber optic cables combining different types of optical fiber and/or copper wires, with copper wires being used as power feeds or to facilitate the transition from copper wire to optical fiber-based systems without further installation of fiber optic cables. Our composite cables include a line of security cables which combine copper power feeds with optical fiber in the cables making them particularly well suited for surveillance cameras and other specialty applications. We also offer specialty fiber optic cables, such as for use in military ground tactical, industrial (including tray cables), mining, deployable broadcast, oil and gas, festoon, pierside and high density datacenter applications. Our product offering further includes fiber optic cables complying with or certified to various standards for specialty applications, such as: U.S. Department of Defense MIL-PRF-85045/8A and U.K. Ministry of Defence Def-Stan 60-1, Part 3 qualifications for military ground tactical fiber optic cable; Det Norske Veritas (DNV) type approval certificate for marine shipboard and offshore platform applications; U.S. Mine Safety and Health Administration (MSHA) approval for use in mines; and American Bureau of Shipping (ABS) type approved cables. We also offer our customers a variety of customized constructions to meet their specific communication needs.

Further information regarding OCC’s fiber optic cable products is available on the Internet at www.occfiber.com.

Copper Datacom Cable Products

We market and sell a wide range of high quality copper datacom cables, including unshielded twisted pair (UTP) and shielded twisted pair (ScTP and FTP constructions), in Category 5e, Category 6 and Category 6a performance ratings, in riser and plenum configurations, and in various colors.

Further information regarding OCC’s copper datacom cable products is available on the Internet at www.occfiber.com.

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

Further information regarding OCC’s enterprise connectivity products is available on the Internet at www.occfiber.com.

Applied Interconnect Systems Products

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

Further information regarding OCC’s applied interconnect systems products is available on the Internet at www.occfiber.com.

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

Compliance with Environmental Laws

We are not aware of any material violations at our facilities of any local, state or federal environmental laws. We have not incurred any material expenditures related to environmental compliance during our 2010 fiscal year. We believe that we have materially complied with all applicable environmental regulations.

Research and Development Activities

Research and development costs totaled $1.0 million, $1.2 million and $528,000 for the fiscal years ended October 31, 2010, 2009, and 2008, respectively. Our research and development costs related to work performed in connection with our enterprise connectivity product lines. The product development work with respect to our fiber optic cable products and our applied interconnect systems products is generally performed in response to customer product development requests and is characterized as engineering expense allocated to costs of goods sold and selling, general and administrative expenses, rather than characterized as research and development costs.

Customers

We have a global customer base, selling in over 50 countries in fiscal year 2010. The following is a partial list of representative types of end-users of our fiber optic cables and copper and fiber optic connectivity products:

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

Employees

As of October 31, 2010, we employed a total of 333 persons (excluding independent sales representatives and firms and employees of Centric Solutions). None of our employees is represented by a labor union. We have experienced no work stoppages and we continue to take steps we believe appropriate to ensure our employee relations are good.

Item 1A. RISK FACTORS

Not required for a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended.

Certain risk factors that may adversely affect the Company, the Company’s future results of operations and future financial condition, and future market valuation of the Company are mentioned under “Forward Looking Information” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report for the fiscal year ended October 31, 2010 (filed as Exhibit 13.1 to this report on Form 10-K), in our Quarterly Reports on Form 10-Q, and in our press releases. Such disclosures do not purport to fully comply with the requirements set forth in Item 1A. of the Annual Report on Form 10-K.

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

Centric Solutions leases a facility near Dallas, Texas (in Coppell, Texas). This Coppell facility houses administrative offices, manufacturing operations and warehouse space. The space leased is approximately 23,000 square feet.

Item 3. LEGAL PROCEEDINGS

AOS, our wholly owned subsidiary effective October 31, 2009, is the defendant in a patent infringement lawsuit brought by Amphenol Fiber Systems International (“AFSI”) in the U.S. District Court for the Eastern District of Texas, Marshall Division, styled Fiber Systems International, Inc. v. Applied Optical Systems, Inc., Civil Action No. 2:06-cv-473. AFSI’s Complaint claimed that specific multi-channel tactical fiber optic connector assemblies that AOS manufactures and sells, directly or indirectly, primarily to the United States Government, infringed certain of the plaintiff’s patent rights.

On November 19, 2009, a jury unanimously determined that one of the AOS fiber optic connector designs that was the subject of the suit does not infringe on AFSI’s U.S. Patent No. 6,305,849. In an earlier U.S. District Court ruling, the two other AOS fiber optic connector designs that were at issue in the suit were found not to infringe on the patent as a matter of law. The U.S. District Court previously had granted judgment as a matter of law to AFSI on AOS’s counterclaims for fraud, negligent misrepresentation, and unfair competition. The U.S. District Court also granted partial summary judgment to AFSI on AOS’s antitrust counterclaims. AOS’s remaining counterclaim of inequitable conduct was tried to the Court on April 8, 2010. By opinion and order issued July 7, 2010, the U.S. District Court found that AFSI did not commit inequitable conduct and that AFSI’s U.S. Patent No. 6,305,849 was not unenforceable.

The U.S. District Court, on motion of AFSI, had previously entered a preliminary injunction enjoining AOS from making sales of the accused products. However, the preliminary injunction specifically excludes products sold to the U.S. Government or sold for ultimate delivery to the U.S. Government. On August 3, 2010, the U.S. District Court entered an order dissolving the preliminary injunction. AOS has moved to execute on the $250,000 injunction bond which AFSI was required to post in order to obtain the preliminary injunction. The U.S. District Court has not yet ruled on this motion.

On August 3, 2010, the U.S. District Court also entered a final judgment in favor of AOS on the patent infringement claims, stating “defendant AOS did not infringe claim 31 of the 849 patent” and “plaintiff AFSI takes nothing by way of its patent infringement claims.” It also awarded judgment to AFSI on all of AOS’s counterclaims.

AFSI has filed various post-judgment motions asking the U.S. District Court to vacate, alter or amend its judgment, including a motion for judgment as a matter of law or, alternatively, for a new trial. The U.S. District Court has not yet ruled on these motions. In the event the U.S. District Court denies AFSI’s post-judgment motions, it is anticipated that AFSI will pursue an appeal. In the event AFSI were to pursue such an appeal, it could seek reversal of the U.S. District Court’s judgment and request that the appellate court remand the case for a new trial and/or request that the appellate court enter judgment in its favor on the issue of infringement and remand the case for trial only on the issue of damages. In the event of an appeal by AFSI, AOS may also appeal the U.S. District Court’s rulings and/or decisions on AOS’s counterclaims.

In the event either the U.S. District Court or the appellate court were to order a new trial, the evidence adduced at the first trial indicated that AFSI’s claimed damages were no more than $160,000 based on certain pretrial rulings by the U.S. District Court. The amount of damages sought in a retrial could potentially be higher. Additionally, in the event a new trial were ordered, a finding of infringement could result in entry of a permanent injunction that would preclude AOS from selling the infringing products.

We do not believe this matter will have a material adverse effect on our financial position, results of operations or liquidity.

From time to time, we are involved in other various claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Item  4. (REMOVED AND RESERVED)

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information pertaining to shareholders beneficially owning more than five percent of the Company’s common stock and the security ownership of management, which is set forth under the caption “Beneficial Ownership of Securities” in the Proxy Statement for the 2011 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock for the three months ended October 31, 2010:

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plan or programs (1)
August 1, 2010 - August 31, 2010	22,461	$3.00	22,461	226,125
September 1, 2010 - September 30, 2010	18,700	$2.95	18,700	207,425
October 1, 2010 - October 31, 2010	24,400	$2.97	24,400	183,025

(1)	On October 16, 2009, the Company’s Board of Directors approved a plan to purchase and retire up to 325,848 shares of the Company’s common stock, or approximately 5% of the shares then outstanding. At the time the plan was approved, the Company anticipated that the purchases would be made over a 12- to 24-month period unless the entire number of shares expected to be purchased under the plan is sooner acquired. For the three-month period ended October 31, 2010, the Company repurchased and retired 65,561 shares of its outstanding common stock. The repurchase, including brokerage and legal fees, for the three-month period ended October 31, 2010 totaled approximately $195,000.
(2)	The average price paid per share set forth above includes the purchase price paid for the shares, and brokerage and legal fees paid by the Company. The average purchase price per share (excluding brokerage and legal fees) paid by the Company for the three months ended October 31, 2010 was $2.96.

The information contained under the caption “Corporate Information” of our Annual Report for the fiscal year ended October 31, 2010, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA

Not required for a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for the fiscal year ended October 31, 2010, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of October 31, 2010, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information contained under the captions “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” and “Report of Independent Registered Public Accounting Firm” of our Annual Report for the fiscal year ended October 31, 2010, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

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

As of October 31, 2010, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer (principal accounting officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2010.

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

Management conducted an evaluation of the design and effectiveness of the Company’s system of internal control over financial reporting as of October 31, 2010, based on the framework set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of October 31, 2010, the Company’s internal control over financial reporting was effective.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information with respect to the Directors of the registrant, see “Election of Directors,” “Directors,” and “Executive Officers” in the Proxy Statement for the 2011 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

For information with respect to the executive officers of the registrant, see “Executive Officers” in the Proxy Statement for the 2011 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

The information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, which is set forth under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement for the 2011 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning the Company’s code of ethics that applies to the Company’s principal executive officer and the Company’s senior financial officers required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Code of Ethics.”

Item 11. EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation,” and “Director Compensation” in the Proxy Statement for the 2011 Annual Meeting of Shareholders of the Company is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)		(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
1996 Stock Incentive Plan	163,454	shares	$ 7.63	—	shares
2005 Stock Incentive Plan	458,036	shares	$ —	153,644	shares
2004 Non-employee Directors Stock Plan	—	shares	$ —	140,836	shares

Total for approved plans	621,490	shares	$ 2.01	294,480	shares
Non-employee Directors equity compensation not pursuant to a plan approved by security holders	3,123	shares	$ 7.12	—	shares

Total for all plans	624,613	shares	$ 2.03	294,480	shares

(1)	Includes restricted shares that are issued and outstanding, but have not yet vested and are subject to forfeiture.

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

The information concerning stock ownership by directors, executive officers and shareholders beneficially owning more than five percent of the Company’s common stock, which is set forth under the caption “Beneficial Ownership of Securities” in the Proxy Statement for the 2011 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning securities authorized for issuance under equity compensation plans required by this Item, pursuant to Item 201(d) of Regulation S-K, is incorporated by reference to the Company’s Proxy Statement under the heading “Equity Compensation Plans Information.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information with respect to certain transactions with management of the Company, which is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement for the 2011 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to certain principal accountant fees and services, which is set forth under the caption “Independent Registered Public Accounting Firm” in the Proxy Statement for the 2011 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning pre-approval policies for audit and non-audit services required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.”

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) List of documents filed as part of this report:

1.	Financial statements: The Company’s consolidated financial statements and related information are hereby incorporated by reference to pages 22 to 50 of the Company’s Annual Report filed as Exhibit 13.1 to this Form 10-K.

2.	Financial statement schedules: All schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes thereto.

3.	Exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K are as follows:

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated May 30, 2008 by and among Optical Cable Corporation, Aurora Merger Corporation, Preformed Line Products Company and Superior Modular Products Incorporated (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 2, 2008).

3.1	Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated herein by reference to Exhibit 1 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

3.2	Bylaws of Optical Cable Corporation, as amended (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

3.3	Amended and Restated Bylaws of Optical Cable Corporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 21, 2010).

4.1	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.2	Rights Agreement dated as of November 2, 2001 (incorporated herein by reference to Exhibit 4 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.3	Form of certificate representing preferred share purchase right (incorporated herein by reference to Exhibit 5 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.4	Credit Agreement dated May 30, 2008 by and between Optical Cable Corporation and Superior Modular Products Incorporated as borrowers and Valley Bank as lender in the amount of $17,000,000 consisting of a Revolver in the amount of $6,000,000; Term Loan A in the amount of $2,240,000; Term Loan B in the amount of $6,500,000; and a Capital Acquisitions Term Loan in the amount of $2,260,000 (incorporated herein by reference to Exhibit 4.16 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.5	Credit Line Deed of Trust dated May 30, 2008 between Optical Cable Corporation as Grantor, LeClairRyan as Trustee and Valley Bank as Beneficiary (incorporated herein by reference to Exhibit 4.17 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.6	Deed of Trust, Security Agreement and Fixtures Filing dated May 30, 2008 by and between Superior Modular Products Incorporated as Grantor, LeClairRyan as Trustee and Valley Bank as Beneficiary (incorporated herein by reference to Exhibit 4.18 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.7	Security Agreement dated May 30, 2008 between Optical Cable Corporation and Superior Modular Products Incorporated and Valley Bank (incorporated herein by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.8	Revolving Loan Note in the amount of $6,000,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.20 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.9	Term Loan A Note in the amount of $2,240,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.10	Term Loan B Note in the amount of $6,500,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.22 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.11	Capital Acquisitions Term Note in the amount of $2,260,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.23 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.12	First Loan Modification Agreement dated February 28, 2010 by and between Optical Cable Corporation and Valley Bank (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 22, 2010).

4.13	Second Loan Modification Agreement dated April 30, 2010 by and between Optical Cable Corporation, for itself and as successor by merger to Superior Modular Products Incorporated, and Valley Bank

(incorporated herein by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010).

4.14	Addendum A to Commercial Note dated April 30, 2010 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 4.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010).

4.15	Commercial Note dated April 30, 2010 by and between Optical Cable Corporation and SunTrust Bank in the principal amount of $6,000,000 (incorporated herein by reference to Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010).

4.16	Security Agreement dated April 30, 2010 by Optical Cable Corporation in favor of SunTrust Bank (incorporated herein by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010).

4.17	Agreement to Commercial Note dated April 30, 2010 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 4.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010).

4.18	Amendment No. 1 to the Rights Agreement dated as of November 2, 2001 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 21, 2010).

10.1*	Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated by reference to Exhibit 10.1 to our Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)).

10.2*	Employment Agreement dated December 10, 2004 by and between Optical Cable Corporation and Tracy G. Smith (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2005 (file number 0-27022)).

10.3*	Employment Agreement by and between Optical Cable Corporation as successor in interest to Superior Modular Products Incorporated and William R. Reynolds effective May 30, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2008 (file number 0-27022)).

10.4*	Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-8 No. 333-09733).

10.5*	Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.6*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.7*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.8*	Form of award agreement under the Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2004).

10.9*	Optical Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.10*	Form of time vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.11*	Form of stock performance vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.12*	Amendment No. 1 dated December 31, 2008 to Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 6, 2009).

10.13*	Amendment No. 1 dated December 31, 2008 to Employment Agreement by and between Optical Cable Corporation and Tracy G. Smith effective December 10, 2004 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 6, 2009).

10.14*	Amendment No. 1 dated December 31, 2008 to Employment Agreement by and between Optical Cable Corporation as successor in interest to Superior Module Products Incorporated and William R. Reynolds effective May 30, 2008 (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 6, 2009).

10.15*	Form of operational performance (Company financial performance measure) vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2009).

10.16	Notice of Exercise of Warrant by the Company to purchase 98,741 shares of common stock of Applied Optical Systems, Inc. dated October 30, 2009 (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.17	Stock Purchase Agreement dated October 31, 2009 by and among the Company, as buyer and G. Thomas Hazelton, Jr. and Daniel Roehrs as sellers (incorporated herein by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.18*	Employment agreement dated October 31, 2009, between Applied Optical Systems, Inc. and G. Thomas Hazelton, Jr. (incorporated herein by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.19*	Employment agreement dated October 31, 2009, between Applied Optical Systems, Inc. and Daniel Roehrs (incorporated herein by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.20	Buy-Sell Agreement dated October 31, 2009, by and between G. Thomas Hazelton, Jr., as guarantor, and the Company (incorporated herein by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.21	Buy-Sell Agreement dated October 31, 2009, by and between Daniel Roehrs, as guarantor, and the Company (incorporated herein by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.22	Indemnification Agreement dated October 31, 2009, between the Company and Applied Optical Systems, Inc. (incorporated herein by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.23	Supplemental Agreement dated October 31, 2009, by and among the Company, as buyer, Applied Optical Systems, Inc., George T. Hazelton Family Trust, G. Thomas Hazelton, Jr., and Daniel Roehrs (incorporated herein by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.24	Termination Agreement dated October 31, 2009, by and among Applied Optical Systems, Inc., the Company, as lender, and G. Thomas Hazelton, Jr. and Daniel Roehrs (incorporated herein by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.25	Warrant Exercise Agreement between the Company and Applied Optical Systems, Inc. dated October 30, 2009 (incorporated herein by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.26	Redemption Agreement by and between Optical Cable Corporation and BB&T Capital Markets dated November 17, 2009 (incorporated herein by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2010).

11.1	Statement regarding computation of per share earnings (incorporated by reference to note 15 of the Notes to Financial Statements contained herein).

13.1	Annual Report. FILED HEREWITH.

21.1	List of Subsidiaries. FILED HEREWITH.

23.1	Consent of Independent Registered Public Accounting Firm. FILED HEREWITH.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTICAL CABLE CORPORATION

Date: January 24, 2011	By:	/s/ NEIL D. WILKIN, JR.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: January 24, 2011	By:	/s/ TRACY G. SMITH
Tracy G. Smith
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of January 21, 2011.

Date: January 24, 2011	/s/ NEIL D. WILKIN, JR.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: January 24, 2011	/s/ RANDALL H. FRAZIER
Randall H. Frazier
Director

Date: January 24, 2011	/s/ JOHN M. HOLLAND
John M. Holland
Director

Date: January 24, 2011	/s/ CRAIG H. WEBER
Craig H. Weber
Director

Date: January 24, 2011	/s/ JOHN B. WILLIAMSON, III
John B. Williamson, III
Director