Form 10-Q
period 2011-04-30
OPTICAL CABLE CORP
filed 2011-06-14
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

As of June 9, 2011, 6,398,793 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Six Months Ended April 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPTICAL CABLE CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	April 30, 2011	October 31, 2010

Assets
Current assets:
Cash	$1,354,711	$2,522,058
Trade accounts receivable, net of allowance for doubtful accounts of $101,813 at April 30, 2011 and $120,450 at October 31, 2010	9,540,064	10,659,623
Other receivables	484,464	606,435
Income taxes refundable	653,550	373,090
Inventories	15,319,590	14,422,787
Prepaid expenses and other assets	606,094	332,475
Deferred income taxes - current	1,654,314	1,750,542

Total current assets	29,612,787	30,667,010

Property and equipment, net	12,545,312	13,125,114
Intangible assets, net	509,404	695,580
Deferred income taxes - noncurrent	719,135	626,132
Other assets, net	342,802	176,930

Total assets	$43,729,440	$45,290,766

Liabilities and Shareholders’ Equity

Current liabilities:
Current installments of long-term debt	$184,095	$177,350
Accounts payable and accrued expenses	5,397,624	5,339,941
Accrued compensation and payroll taxes	1,552,117	2,181,235
Income taxes payable	—	63,590

Total current liabilities	7,133,836	7,762,116

Note payable to bank	—	700,000
Long-term debt, excluding current installments	8,097,035	8,191,785
Other noncurrent liabilities	937,357	1,056,803

Total liabilities	16,168,228	17,710,704

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 6,398,793 shares at April 30, 2011 and 6,280,173 at October 31, 2010	6,389,706	5,987,777
Retained earnings	21,558,707	21,869,667

Total shareholders’ equity attributable to Optical Cable Corporation	27,948,413	27,857,444

Noncontrolling interest	(387,201)	(277,382)

Total shareholders’ equity	27,561,212	27,580,062

Commitments and contingencies

Total liabilities and shareholders’ equity	$43,729,440	$45,290,766

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
Net sales	$17,184,460	$15,255,913	$34,897,244	$30,263,148
Cost of goods sold	11,241,320	10,970,382	22,529,264	20,476,516

Gross profit	5,943,140	4,285,531	12,367,980	9,786,632
Selling, general and administrative expenses	6,079,848	6,191,427	12,060,767	12,240,470
Royalty income, net	(237,056)	(363,275)	(398,180)	(609,478)
Amortization of intangible assets	107,702	146,808	215,404	293,616
Impairment of goodwill	—	6,246,304	—	6,246,304

Income (loss) from operations	(7,354)	(7,935,733)	489,989	(8,384,280)
Other expense, net:
Interest income	2,808	78,494	2,808	79,437
Interest expense	(181,423)	(159,081)	(331,380)	(305,093)
Other, net	6,125	75,596	37,208	68,602

Other expense, net	(172,490)	(4,991)	(291,364)	(157,054)

Income (loss) before income taxes	(179,844)	(7,940,724)	198,625	(8,541,334)
Income tax benefit	(43,333)	(423,620)	(4,024)	(645,817)

Net income (loss)	$(136,511)	$(7,517,104)	$202,649	$(7,895,517)
Net loss attributable to noncontrolling interest	(46,668)	(50,975)	(109,819)	(113,534)

Net income (loss) attributable to Optical Cable Corporation	$(89,843)	$(7,466,129)	$312,468	$(7,781,983)

Net income (loss) attributable to Optical Cable Corporation per share: Basic and diluted	$(0.02)	$(1.27)	$0.05	$(1.32)

Cash dividends declared per common share	$0.01	$—	$0.02	$—

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Six Months Ended April 30, 2011
				Total
				Shareholders’		Total
	Common Stock		Retained	Equity Attributable	Noncontrolling	Shareholders’
	Shares	Amount	Earnings	to OCC	Interest	Equity
Balances at October 31, 2010	6,280,173	$5,987,777	$21,869,667	$27,857,444	($277,382)	$27,580,062
Share-based compensation, net	218,840	256,312	—	256,312	—	256,312
Repurchase and retirement of common stock (at cost)	(100,220)	—	(497,334)	(497,334)	—	(497,334)
Common stock dividends declared, $0.01 per share	—	—	(126,094)	(126,094)	—	(126,094)
Excess tax benefits from share-based compensation	—	145,617	—	145,617	—	145,617
Net income (loss)	—	—	312,468	312,468	(109,819)	202,649

Balances at April 30, 2011	6,398,793	$6,389,706	$21,558,707	$27,948,413	($387,201)	$27,561,212

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended April 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$202,649	$(7,895,517)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	1,404,869	1,479,331
Bad debt recovery	(15,902)	(9,319)
Deferred income tax expense (benefit)	3,225	(968,785)
Impairment of goodwill	—	6,246,304
Share-based compensation expense	472,705	519,865
Excess tax benefits from share-based compensation	(145,617)	—
Gain on sale of property and equipment	(26,117)	—
(Increase) decrease in:
Trade accounts receivable	1,135,461	(22,110)
Other receivables	121,971	(178,278)
Income taxes refundable	(280,460)	400,862
Inventories	(896,803)	(1,012,170)
Prepaid expenses and other assets	(273,619)	(150,464)
Other assets, net	3,281	3,280
Increase (decrease) in:
Accounts payable and accrued expenses	15,091	(657,939)
Accrued compensation and payroll taxes	(629,118)	(53,476)
Deferred revenue	—	761,603
Income taxes payable	82,027	—
Other noncurrent liabilities	(136,354)	(8,352)

Net cash provided by (used in) operating activities	1,037,289	(1,545,165)

Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(628,890)	(230,325)
Investment in intangible assets	(29,228)	(11,148)
Proceeds from sale of property and equipment	31,910	—

Net cash used in investing activities	(626,208)	(241,473)

Cash flows from financing activities:
Payroll taxes withheld and remitted on share-based payments	(216,393)	(64,053)
Proceeds from note payable to bank, net	—	1,112,019
Principal payments on long-term debt and note payable to bank	(788,005)	(82,874)
Payments for financing costs	(97,405)	(21,472)
Repurchase of common stock	(497,334)	—
Excess tax benefits from share-based compensation	145,617	—
Common stock dividends paid	(124,908)	—

Net cash provided by (used in) financing activities	(1,578,428)	943,620

Net decrease in cash	(1,167,347)	(843,018)

Cash at beginning of period	2,522,058	1,948,334

Cash at end of period	$1,354,711	$1,105,316

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2011

(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2011 are not necessarily indicative of the results for the fiscal year ending October 31, 2011 because the following items, among other things, may impact those results: changes in market conditions, seasonality, changes in technology, competitive conditions, ability of management to execute its business plans, as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

Certain reclassifications have been made to the prior period’s condensed consolidated statement of cash flows to place them on a basis comparable with the current period’s condensed consolidated statement of cash flows.

(2)	Stock Incentive Plans and Other Share-Based Compensation

On March 29, 2011, the Company’s shareholders approved the Optical Cable Corporation 2011 Stock Incentive Plan (the “2011 Plan”) that was recommended for approval by the Company’s Board of Directors. The 2011 Plan is intended to be the successor to the Optical Cable Corporation 2005 Stock Incentive Plan (the “2005 Plan”). The Company has reserved 500,000 shares of common stock for issuance pursuant to the 2011 Plan.

As of April 30, 2011, there were approximately 458,000 and 7,100 remaining shares available for grant under the 2011 and 2005 Plans, respectively.

Share-based compensation expense for employees and non-employee Directors recognized in the condensed consolidated statements of operations for the three months and six months ended April 30, 2011 was $292,244 and $472,705, respectively, and for the three months and six months ended April 30, 2010 was $290,787 and $519,865, respectively, and was entirely related to expense recognized in connection with the vesting of restricted stock awards.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2011

(Unaudited)

Stock option activity during the six months ended April 30, 2011 is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term (in yrs)
Outstanding and exercisable at October 31, 2010	166,577	$7.62	1.27
Forfeited	(938)	7.20	—

Outstanding and exercisable at April 30, 2011	165,639	$7.62	0.77

Restricted Stock Awards

The Company has granted, and anticipates granting from time to time, restricted stock awards subject to approval by the Compensation Committee of the Board of Directors.

During the three months ended April 30, 2011, restricted stock awards under the 2011 and 2005 Plans totaling 41,937 and 214,179, respectively, were approved by the Compensation Committee of the Board of Directors of the Company. Of the restricted stock awards granted, 102,453 are service-based shares which vest quarterly over four years with the first vesting date occurring on July 31, 2011; and 153,663 shares are operational performance-based shares vesting over approximately five years beginning on January 31, 2012 based on the achievement of certain quantitative operational performance goals.

During the three months ended April 30, 2011, restricted stock awards under the Non-employee Directors Stock Plan, as amended, totaling 30,356 shares were approved by the Board of Directors of the Company. The shares are part of the Non-employee Director’s annual compensation for service on the Board of Directors, and the shares vest immediately upon grant. The Company recorded compensation expense totaling $146,923 during the three months and six months ended April 30, 2011 related to the Non-employee Directors grant.

In total, restricted stock award activity during the six months ended April 30, 2011 consisted of restricted share grants totaling 286,472 shares, and 67,632 restricted shares forfeited or withheld for taxes in connection with the vesting of restricted shares.

As of April 30, 2011, the maximum amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will have to recognize over a 3.6 year weighted-average period is approximately $2.0 million.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2011

(Unaudited)

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the six months ended April 30, 2011 and 2010 follows:

	Six Months Ended April 30,
	2011	2010
Balance at beginning of period	$120,450	$108,913
Bad debt recovery, net	(15,902)	(9,319)
Losses charged to allowance	(2,735)	(600)

Balance at end of period	$101,813	$98,994

(4)	Inventories

Inventories as of April 30, 2011 and October 31, 2010 consist of the following:

	April 30, 2011	October 31, 2010
Finished goods	$5,134,509	$4,912,902
Work in process	2,904,083	3,502,842
Raw materials	7,092,544	5,775,919
Production supplies	188,454	231,124

Total	$15,319,590	$14,422,787

(5)	Product Warranties

As of April 30, 2011 and October 31, 2010, the Company’s accrual for estimated product warranty claims totaled $165,000 and $170,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense for the three months and six months ended April 30, 2011 totaled $41,511 and $95,586, respectively, and warranty claims expense for the three months and six months ended April 30, 2010 totaled $166,395 and $203,795, respectively.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2011

(Unaudited)

The following table summarizes the changes in the Company’s accrual for product warranties during the six months ended April 30, 2011 and 2010:

	Six Months Ended April 30,
	2011	2010
Balance at beginning of period	$170,000	$160,000
Liabilities accrued for warranties issued during the period	131,025	169,458
Warranty claims and costs paid during the period	(100,586)	(161,795)
Changes in liability for pre-existing warranties during the period	(35,439)	34,337

Balance at end of period	$165,000	$202,000

(6)	Long-term Debt and Note Payable to Bank

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

On April 22, 2011, the Company and Valley Bank entered into a Third Loan Modification Agreement (the “Agreement”) to the Credit Agreement dated May 30, 2008 entered into between the Company, Superior Modular Products Incorporated and Valley Bank. Under the Agreement, the interest rate and the applicable repayment installments of the Virginia Real Estate Loan and the North Carolina Real Estate Loan were revised and the maturity date of the loans was extended. The fixed interest rate of the two term loans was lowered to 5.85% from 6.0%, and the maturity date of the loans was extended to April 2018 from June 2013.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2011

(Unaudited)

Long-term debt as of April 30, 2011 and October 31, 2010 consists of the following:

	April 30, 2011	October 31, 2010
Virginia Real Estate Loan ($6.5 million original principal) payable in monthly installments of $41,686 including interest (at 5.85%), with final payment of $5,035,789 due April 30, 2018	$6,158,735	$6,224,185
North Carolina Real Estate Loan ($2.24 million original principal) payable in monthly installments of $14,366, including interest (at 5.85%), with final payment of $1,735,410 due April 30, 2018	2,122,395	2,144,950

Total long-term debt	8,281,130	8,369,135
Less current installments	184,095	177,350

Long-term debt, excluding current installments	$8,097,035	$8,191,785

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

As of April 30, 2011, the Company did not have any outstanding borrowings on its Commercial Loan and, as a result, the Company has $6.0 million in available credit.

In connection with the Company obtaining the Commercial Loan with SunTrust Bank on April 30, 2010, the Company entered into a Second Loan Modification Agreement with Valley Bank whereby upon satisfaction and termination of the Amended Revolving Loan, Valley Bank consented to the release of

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2011

(Unaudited)

certain collateral used to secure the Amended Revolving Loan, including but not limited to the Company’s accounts, deposit accounts, inventory and general intangibles and permitted the existence of the Commercial Loan.

The Commercial Loan is secured by a first priority lien on all of the Company’s inventory, accounts, general intangibles, deposit accounts, instruments, investment property, letter of credit rights, commercial tort claims, documents and chattel paper. The Virginia Real Estate Loan and the North Carolina Real Estate Loan are secured by a first priority lien on all of the Company’s personal property and assets, except for the Company’s inventory, accounts, general intangibles, deposit accounts, instruments, investment property, letter of credit rights, commercial tort claims, documents and chattel paper, as well as a first lien deed of trust on the Company’s real property.

(7)	Fair Value Measurements

The carrying amounts reported in the condensed consolidated balance sheets as of April 30, 2011 and October 31, 2010 for cash and cash equivalents, trade accounts receivable, income taxes refundable, other receivables, accounts payable and accrued expenses, including accrued compensation and payroll taxes, the current installments of long-term debt and income taxes payable approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s note payable to bank and long-term debt, excluding current installments, approximates the fair value based on similar long-term debt issues available to the Company as of April 30, 2011 and October 31, 2010. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2011

(Unaudited)

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

Three Months Ended April 30, 2011	Net Loss attributable to OCC (Numerator)	Shares (Denominator)	Per Share Amount
Basic net loss per share	$(89,843)	5,742,209	$(0.02)

Effect of dilutive stock options and warrants	—	—

Diluted net loss per share	$(89,843)	5,742,209	$(0.02)

Three Months Ended April 30, 2010	Net Loss attributable to OCC (Numerator)	Shares (Denominator)	Per Share Amount
Basic net loss per share	$(7,466,129)	5,891,103	$(1.27)

Effect of dilutive stock options and warrants	—	—

Diluted net loss per share	$(7,466,129)	5,891,103	$(1.27)

Six Months Ended April 30, 2011	Net Income attributable to OCC (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$312,468	6,262,317	$0.05

Effect of dilutive stock options and warrants	—	—

Diluted net income per share	$312,468	6,262,317	$0.05

Six Months Ended April 30, 2010	Net Loss attributable to OCC (Numerator)	Shares (Denominator)	Per Share Amount
Basic net loss per share	$(7,781,983)	5,895,837	$(1.32)

Effect of dilutive stock options and warrants	—	—

Diluted net loss per share	$(7,781,983)	5,895,837	$(1.32)

Stock options that could potentially dilute net income per share in the future that were not included in the computation of diluted net income per share (because to do so would have been antidilutive for the periods presented) totaled 160,640 and 165,640 for the three months and six months ended April 30, 2011, respectively, and 166,577 for the three months and six months ended April 30, 2010.

Unvested shares as of April 30, 2011, totaling 523,833, were not included in the computation of basic and diluted net loss per share for the three months ended April 30, 2011 (because to include such shares would have been antidilutive, or in other words, including such shares would have reduced the net loss per share). Unvested shares as of April 30, 2011, totaling 523,833, were included in the computation of basic and diluted net income per share for the six months ended April 30, 2011 (because to exclude such shares would have been antidilutive, or in other words, excluding such shares would have increased net income per share).

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2011

(Unaudited)

Unvested shares as of April 30, 2010, totaling 608,404, were not included in the computation of basic and diluted net loss per share for the three months and six months ended April 30, 2010 (because to include such shares would have been antidilutive, or in other words, including such shares would have reduced the net loss per share).

(9)	Shareholders’ Equity

On October 16, 2009, the Company’s Board of Directors approved a plan to purchase and retire up to 325,848 shares of the Company’s common stock, or approximately 5% of the shares then outstanding. The Company anticipates that the purchases will be made over a 12- to 24-month period unless the entire number of shares expected to be purchased under the plan is sooner acquired. As of April 30, 2011, the Company had repurchased and retired a total of 243,043 shares of its outstanding common stock under the plan approved on October 16, 2009. The repurchase of shares and the costs associated with the repurchase, including brokerage and legal fees, totaled $497,334 for the six months ended April 30, 2011. As of April 30, 2011, 6,398,793 shares of the Company’s common stock were outstanding.

On April 15, 2011, the Company declared a quarterly cash dividend of $0.01 per share in its common stock totaling $63,988. This amount is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of April 30, 2011.

(10)	Segment Information and Business and Credit Concentrations

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits, and monitoring procedures. Management believes that credit risks as of April 30, 2011 and October 31, 2010 have been adequately provided for in the condensed consolidated financial statements.

No single customer accounted for more than 10% of the Company’s consolidated net sales during the three months and six months ended April 30, 2011. For the three months and six months ended April 30, 2010, 10.5% and 10.2%, respectively, of consolidated net sales were attributable to one major domestic distributor.

For the six months ended April 30, 2011 and 2010, approximately 75% and 73%, respectively, of consolidated net sales were from customers located in the United States, and approximately 25% and 27%, respectively, were from customers outside of the United States.

The Company has a single reportable segment for purposes of segment reporting, exclusive of Centric Solutions LLC (“Centric Solutions”). For the three months and six months ended April 30, 2011, Centric Solutions generated revenues totaling $231,773 and $251,371, respectively, and incurred operating losses of $195,101 and $459,109, respectively. For the three month and six month periods ended April 30, 2010, Centric Solutions generated revenues totaling $194,430 and $236,537, respectively, and incurred operating losses of $352,586 and $716,851, respectively. Total assets of Centric Solutions of approximately $415,000 (net of intercompany amounts) are included in the total consolidated assets of the Company as of April 30, 2011.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2011

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2011

(Unaudited)

There have been no material developments in this matter during the three months and six months ended April 30, 2011. The Company does not believe this matter will have a material adverse effect on the Company’s financial position, results of operations or liquidity.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to known and unknown variables, uncertainties, contingencies and risks that may cause actual events or results to differ materially from our expectations, and such variables, uncertainties, contingencies and risks may also adversely affect Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”), the Company’s future results of operations and future financial condition, and/or the future equity value of the Company. Factors that could cause or contribute to such differences from our expectations or could adversely affect the Company include, but are not limited to, the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate and/or government spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber, copper, gold and other precious metals, and plastics and other materials affected by petroleum product pricing); fluctuations in transportation costs; our dependence on customized equipment for the manufacture of our products and a limited number of production facilities; our ability to protect our proprietary manufacturing technology; our ability to replace royalty income as existing patented and licensed products expire by developing and licensing new products; market conditions influencing prices or pricing; our dependence on a limited number of suppliers; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in regulatory reviews and audits and potential regulatory reviews and audits; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences for competing technologies, relative to our product offering; economic conditions that affect the telecommunications sector, certain technology sectors or the economy as a whole; changes in demand of our products from certain competitors for which we provide private label connectivity products; terrorist attacks or acts of war, and any current or potential future military conflicts; changes in the level of military spending by the United States government; ability to retain key personnel; inability to recruit needed personnel; poor labor relations; the inability to successfully complete the integration of the operations of companies acquired by us; the impact of changes in accounting policies and related costs of compliance, including changes by the Securities and Exchange Commission (SEC), the Public Company Accounting Oversight Board (PCAOB), the Financial Accounting Standards Board (FASB), and/or the International Accounting Standards Board (IASB); our ability to continue to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; the impact of changes and potential changes in federal laws and regulations adversely affecting our business and/or which result in increases in our direct and indirect costs, including our direct and indirect costs of compliance with such laws and regulations; the impact of the Patient Protection and Affordable Care Act of 2010, the Health Care and Education Reconciliation Act of 2010, and any revisions to those acts that apply to us and the related legislation and regulation associated with those acts, which directly or indirectly results in increases to our costs; the impact of changes in state or federal tax laws and regulations increasing our costs; impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, making investments in or with, and/or acquiring parties that compete with and/or have conflicts with customers of ours; voluntary or involuntary delisting of the Company’s capital stock from any exchange on which it is traded; the deregistration by the Company from SEC reporting requirements, as a result of the small number of holders of the Company’s capital stock; adverse reactions by customers, vendors or other service providers to unsolicited proposals regarding the ownership or management of the Company; the additional costs of considering and possibly defending our position on such unsolicited proposals; impact of weather or natural disasters in the areas of the world in which we operate, market our products and/or acquire raw materials; an increase in the number of the Company’s capital stock issued and outstanding; economic downturns and/or changes in market demand, exchange rates, productivity, or market and economic conditions in the areas of the world in which we operate and market our products; and our success in managing the risks involved in the foregoing.

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

Summary of Company Performance for Second Quarter and First Half of Fiscal Year 2011

•

Consolidated net sales for the second quarter of fiscal year 2011 increased 12.6% to $17.2 million compared to consolidated net sales of $15.3 million for the same period last year. Consolidated net sales for the first half of fiscal year 2011 increased 15.3% to $34.9 million compared to consolidated net sales of $30.3 million for the first half of fiscal year 2010.

•

Gross profit increased 38.7% to $5.9 million for the second quarter of fiscal year 2011 compared to $4.3 million for the same period last year. Gross profit increased 26.4% to $12.4 million for the first half of fiscal year 2011 compared to $9.8 million for the first half of fiscal year 2010.

•

OCC achieved increases in net sales during the first half of fiscal year 2011 while reducing expenses. Specifically, selling, general and administrative expenses decreased 1.5% during the first half of fiscal year 2011 compared to the same period last year.

•

We attained net income attributable to OCC of $312,000, or $0.05 per share, during the first half of fiscal year 2011, compared to a net loss attributable to OCC of $7.8 million, or $1.32 per share, for the comparable period last year.

•	OCC generated positive cash flow from operating activities—with net cash provided by operating activities of $1.0 million in the first half of fiscal year 2011.

•

We refinanced our long-term debt in order to extend the maturity date to April 2018 from June 2013 and reduce the fixed interest rate to 5.85% from 6.0%. And with a zero balance on our revolving credit facility, we have $6 million in available credit.

•	OCC declared its third consecutive quarterly dividend of $0.01 per share of common stock on April 15, 2011.

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

Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may vary based on both anticipated and unanticipated changes in product mix. Additionally, gross profit margins tend to be higher when we achieve higher net sales levels, as certain fixed manufacturing costs are spread over higher sales volumes.

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

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended April 30,		Percent	Six Months Ended April 30,		Percent
	2011	2010	Change	2011	2010	Change
Net sales	$17,184,000	$15,256,000	12.6%	$34,897,000	$30,263,000	15.3%
Gross profit	5,943,000	4,286,000	38.7%	12,368,000	9,787,000	26.4%
SG&A expenses	6,080,000	6,191,000	(1.8)%	12,061,000	12,240,000	(1.5)%
Impairment of goodwill	—	6,246,000	(100.0)%	—	6,246,000	(100.0)%
Net income (loss) attributable to OCC	(90,000)	(7,466,000)	98.8%	312,000	(7,782,000)	104.0%

Three Months Ended April 30, 2011 and 2010

Net Sales

Consolidated net sales for the second quarter of fiscal year 2011 increased 12.6% to $17.2 million compared to net sales of $15.3 million for the same period last year.

We experienced an increase in our net sales during the second quarter of fiscal year 2011 in our specialty markets compared to the same period last year. This increase was partially offset by decreases in net sales in our commercial markets. Net sales to customers located in the United States increased 14.6% in the second quarter of fiscal year 2011 compared to the same period last year, and net sales to customers located outside of the United States increased 6.2%.

The increase in net sales when comparing the second quarter of fiscal year 2011 to the second quarter of fiscal year 2010, is due primarily to the increase in net sales of our applied interconnect system products. Applied interconnect system products were new to the OCC product line in fiscal year 2010, due to the acquisition of AOS effective October 31, 2009. As a result of the integration process over the last year, we gained synergies due to our integrated sales force and also gained efficiencies associated with throughput in the AOS production facility, resulting in significant increases in net sales in the second half of fiscal year 2010 and continuing into the first half of fiscal year 2011.

We believe our consolidated net sales may be negatively impacted by continuing global economic weakness. However, when comparing net sales for the second quarter of fiscal year 2011 to the second quarter of fiscal year 2010, the sale of our fiber optic cable and applied interconnect systems products have improved.

Gross Profit

Our gross profit increased 38.7% to $5.9 million in the second quarter of fiscal year 2011, compared to $4.3 million in the second quarter of fiscal year 2010. Gross profit margin, or gross profit as a percentage of net sales, increased to 34.6% in the second quarter of fiscal year 2011 from 28.1% in the second quarter of fiscal year 2010. Historically, our enterprise connectivity and applied interconnect systems products have lower gross profit margins than our fiber optic cable products—a trend we expect to continue.

Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may vary based on both anticipated and unanticipated changes in product mix. Additionally, our gross profit margins for our product lines tend to be higher when we achieve higher net sales levels of those product lines, as certain fixed manufacturing costs are spread over higher sales volumes.

Selling, General, and Administrative Expenses

OCC achieved increases in net sales during the second quarter of fiscal year 2011 while reducing SG&A expenses 1.8% during the second quarter of fiscal year 2011 compared to the same period last year. SG&A expenses as a percentage of net sales were 35.4% in the second quarter of fiscal year 2011 compared to 40.6% in the second quarter of fiscal year 2010. The lower percentage in the second quarter of fiscal year 2011 relates to the fact that net sales increased 12.6% while SG&A expenses decreased 1.8% during the second quarter of fiscal year 2011.

Royalty Income, Net

We recognized royalty income, net of related expenses, totaling $237,000 during the second quarter of fiscal year 2011, compared to $363,000 during the same period last year. The decrease in sales of licensed product by licensees during the second quarter of fiscal year 2011 contributed to the decrease in royalty income, net when comparing the second quarter of fiscal year 2011 to the second quarter of fiscal year 2010. This income is largely offset by the expense of the amortization of the intangible assets associated with our royalty income, net (as further described in the Amortization of Intangible Assets section included herein), resulting from the required write-up of intangible assets to fair value when acquired as part of the acquisition of SMP Data Communications on May 30, 2008. Certain patents which generate a portion of our royalty income will expire beginning during our 2012 fiscal year. As a result, we expect to see a trend of declining royalty income.

Amortization of Intangible Assets

We recognized $108,000 of amortization expense, associated with intangible assets, for the second quarter of fiscal year 2011, compared to $147,000 during the second quarter of fiscal year 2010. The decrease in amortization expense, when comparing the two periods, is primarily due to the fact that the purchased developed technology asset, acquired in connection with the acquisition of SMP Data Communications, is being amortized using a declining balance method over the useful life of the asset; therefore, the amortization expense decreases as the asset ages.

Impairment of Goodwill

During the second quarter of fiscal year 2010, we performed an annual impairment analysis of goodwill (associated with the acquisition of AOS) as required by U.S. GAAP. We analyzed the carrying value of goodwill and determined that it was appropriate to write-off the carrying value of goodwill on our consolidated balance sheet. As a result, we recorded a non-recurring, non-cash impairment charge in the amount of $6.2 million to write-off the carrying value of the goodwill as of April 30, 2010. No such impairment charge was incurred in the second quarter of fiscal year 2011.

Other Expense, Net

We recognized other expense, net, in the second quarter of fiscal year 2011 of $172,000 compared to $5,000 in the second quarter of fiscal year 2010. Other expense, net is comprised of interest income, interest expense and other miscellaneous items which may fluctuate from period to period.

Loss Before Income Taxes

We reported a loss before income taxes of $180,000 for the second quarter of fiscal year 2011 compared to $7.9 million for the second quarter of fiscal year 2010. This decrease was primarily due to the loss on the impairment of goodwill of $6.2 million that was recorded during the second quarter of fiscal year 2010 and the 38.7% increase in our gross profit in the second quarter of fiscal year 2011 compared to the same period in fiscal year 2010.

Income Tax Benefit

Income tax benefit totaled $43,000 for the second quarter of fiscal year 2011 compared to $424,000 for the same period in fiscal year 2010. Our effective tax rate for the second quarter of fiscal year 2011 was 24.1% compared to 5.3% in the second quarter of fiscal year 2010.

Generally, fluctuations in our effective tax rates are primarily due to permanent differences in U.S. GAAP and tax accounting for various tax deductions and benefits, but can also be significantly different from the statutory tax rate when income or loss before taxes is at a level such that permanent differences in U.S. GAAP and tax accounting treatment have a disproportional impact on the projected effective tax rate.

During the second quarter of fiscal year 2010, we recorded a non-recurring, non-cash impairment charge in the amount of $6.2 million to write-off the carrying value of goodwill. Since our tax basis in the goodwill was zero, this resulted in a permanent $6.2 million difference between book and taxable income and was the primary cause of the significantly lower effective tax rate during the second quarter of fiscal year 2010.

Net Loss

Net loss attributable to OCC for the second quarter of fiscal year 2011 was $90,000 compared to $7.5 million for the second quarter of fiscal year 2010. This decrease was due primarily to the decrease in the loss before income taxes of $7.8 million in the second quarter of fiscal year 2011 compared with the same period in fiscal year 2010.

Six Months Ended April 30, 2011 and 2010

Net Sales

Consolidated net sales for the first half of fiscal year 2011 increased 15.3% to $34.9 million compared to net sales of $30.3 million for the same period last year. The increase in net sales during the first half of fiscal year 2011 when compared to the same period last year was attributable to increases in both our commercial market and our specialty markets. Net sales to customers located in the United States increased 17.9% in the first half of fiscal year 2011 compared to the same period last year, and net sales to customers located outside of the United States increased 8.3%.

The increase in net sales when comparing the first half of fiscal year 2011 to the first half of fiscal year 2010, is due primarily to the increase in net sales of our applied interconnect system products. Applied interconnect system products were new to the OCC product line in fiscal year 2010, due to the acquisition of AOS effective October 31, 2009. As a result of the integration process over the last year, we gained synergies due to our integrated sales force and also gained efficiencies associated with throughput in the AOS production facility, resulting in significant increases in net sales in the second half of fiscal year 2010 and continuing into the first half of fiscal year 2011.

We believe our consolidated net sales may be negatively impacted by continuing global economic weakness. However, when comparing net sales for the first half of fiscal year 2011 to the first half of fiscal year 2010, the sale of our fiber optic cable and applied interconnect systems products have improved.

Gross Profit

Our gross profit increased 26.4% to $12.4 million for the first half of fiscal 2011 from $9.8 million for the same period in fiscal year 2010. Gross profit margin, or gross profit as a percentage of net sales, increased to 35.4% for the first half of fiscal year 2011 from 32.3% for the same period last year.

Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may vary based on both anticipated and unanticipated changes in product mix. Additionally, our gross profit margins for our product lines tend to be higher when we achieve higher net sales levels of those product lines, as certain fixed manufacturing costs are spread over higher sales volumes.

Selling, General, and Administrative Expenses

SG&A expenses decreased 1.5% to $12.1 million in the first half of 2011 from $12.2 million for the same period last year. SG&A expenses as a percentage of net sales were 34.6% for the six months ended April 30, 2011 compared to 40.4% for the same period in 2010.

Royalty Income, Net

We recognized royalty income, net of royalty and related expenses, totaling $398,000 during the six months ended April 30, 2011, compared to $609,000 during the same period last year. The decrease in sales of licensed product by licensees during the first half of fiscal year 2011 contributed to the decrease in royalty income, net when comparing the first half of fiscal year 2011 to the first half of fiscal year 2010. This income is largely offset by the expense of the amortization of the intangible assets associated with our royalty income, net (as further described in the Amortization of Intangible Assets section included herein), resulting from the required write-up of intangible assets to fair value when acquired as part of the acquisition of SMP Data Communications on May 30, 2008. Certain patents which generate a portion of our royalty income will expire beginning during our 2012 fiscal year. As a result, we expect royalty income will begin to decline.

Amortization of Intangible Assets

We recognized $215,000 of amortization expense, associated with intangible assets, during the first half of fiscal year 2011, compared to $294,000 during the first half of fiscal year 2010. The decrease in amortization expense, when comparing the two periods, is primarily due to the fact that the purchased developed technology asset, acquired in connection with the acquisition of SMP Data Communications, is being amortized using a declining balance method over the useful life of the asset; therefore, the amortization expense decreases as the asset ages.

Impairment of Goodwill

During the first half of fiscal year 2010, we performed an annual impairment analysis of goodwill (associated with the acquisition of AOS) as required by U.S. GAAP. We analyzed the carrying value of goodwill and determined that it was appropriate to write-off the carrying value of goodwill on our consolidated balance sheet. As a result, we recorded a non-recurring, non-cash impairment charge in the amount of $6.2 million to write-off the carrying value of the goodwill as of April 30, 2010. No such impairment charge was incurred in the first half of fiscal year 2011.

Other Expense, Net

We recognized other expense, net, of $291,000 in the first half of fiscal 2011 compared to $157,000 in the first half of 2010. Other expense, net is comprised of interest income, interest expense and other miscellaneous items which may fluctuate from period to period.

Income (Loss) Before Income Taxes

We reported income before income taxes of $199,000 for the first half of fiscal year 2011 compared to a loss before income taxes of $8.5 million for the first half of fiscal year 2010. This change was primarily due to the loss on the impairment of goodwill of $6.2 million recorded during the first half of fiscal year 2010 and the 26.4% increase in our gross profit in the first half of fiscal year 2011 compared to the same period in fiscal year 2010.

Income Tax Benefit

Income tax benefit totaled $4,000 for the first half of fiscal year 2011 compared to $646,000 for the same period in fiscal 2010. Our effective tax rate was negative 2.0% in the first half of 2011 compared to 7.6% in the first half of 2010.

Generally, fluctuations in our effective tax rates are primarily due to permanent differences in U.S. GAAP and tax accounting for various tax deductions and benefits, but can also be significantly different from the statutory tax rate when income or loss before taxes is at a level such that permanent differences in U.S. GAAP and tax accounting treatment have a disproportional impact on the projected effective tax rate.

During the first half of fiscal year 2010, we recorded a non-recurring, non-cash impairment charge in the amount of $6.2 million to write-off the carrying value of goodwill. Since our tax basis in the goodwill was zero, this resulted in a permanent $6.2 million difference between book and taxable income and was the primary cause of the significantly lower effective tax rate during the first half of fiscal year 2010.

Net Income (Loss)

Net income attributable to OCC for the first half of 2011 was $312,000 compared to net loss of $7.8 million for the first half of fiscal 2010. This change was due primarily to the decrease in the loss before income taxes of $8.7 million in the first half of fiscal year 2011 compared with the same period in fiscal year 2010.

Financial Condition

Total assets decreased $1.6 million or 3.4%, to $43.7 million at April 30, 2011, from $45.3 million at October 31, 2010. This decrease was primarily due to a $1.2 million decrease in cash and a $1.1 million decrease in trade accounts receivable, net, partially offset by an $897,000 increase in inventories. Further detail regarding the decrease in cash is provided in our discussion of “Liquidity and Capital Resources.” The decrease in accounts receivable, net, largely resulted from the decrease in net sales in the second quarter of fiscal year 2011 when compared to the fourth quarter of fiscal year 2010, coupled with the timing of receipt of payments during the quarter and continued efforts to manage collections. The increase in inventories is largely due to the timing of raw material purchases and efforts to decrease lead times by increasing certain standard stock items.

Total liabilities decreased $1.5 million, or 8.7%, to $16.2 million at April 30, 2011, from $17.7 million at October 31, 2010. This decrease was primarily due to a $700,000 decrease in note payable to bank as a result of the repayment of the balance on our revolving credit facility and a $629,000 decrease in accrued compensation and payroll taxes largely due to the timing of related payments when comparing the two periods.

Total shareholders’ equity attributable to OCC at April 30, 2011 increased $91,000 in the first half of fiscal year 2011. The increase resulted from the net income attributable to OCC of $312,000, share-based compensation totaling $256,000 and excess tax benefits from share-based compensation of $146,000, partially offset by the repurchase and retirement of 100,220 shares of our common stock for $497,000 and dividends declared of $126,000.

Liquidity and Capital Resources

Our primary capital needs during the first half of fiscal year 2011 have been to fund working capital requirements and capital expenditures, to repay the outstanding balance on our revolving credit facility, as well as the repurchase and retirement of our common stock. Our primary source of capital for these purposes has been existing cash and cash provided by operations. As of April 30, 2011, we had no outstanding balance under our revolving credit facility. As of October 31, 2010, we had an outstanding loan balance under our revolving credit facility totaling $700,000. Our long-term debt continues to amortize as scheduled. As of April 30, 2011 and October 31, 2010, we had outstanding loan balances associated with our long-term debt totaling $8.3 million and $8.4 million, respectively.

Our cash totaled $1.4 million as of April 30, 2011, a decrease of $1.2 million compared to $2.5 million as of October 31, 2010. The decrease in cash for the six months ended April 30, 2011 primarily resulted from net cash used in financing activities of $1.6 million, primarily related to the repayment of the $700,000 balance on our revolving credit facility and the repurchase and retirement of our common stock totaling $497,000, and capital expenditures totaling $629,000, partially offset by the net cash provided by operating activities of $1.0 million.

On April 30, 2011, we had working capital of $22.5 million compared to $22.9 million on October 31, 2010. The ratio of current assets to current liabilities as of April 30, 2011 was 4.2 to 1, compared to 4.0 to 1 as of October 31, 2010. The decrease in working capital when comparing the periods was primarily due to the $1.2 million decrease in cash and the $1.1 million decrease in accounts receivable, net, partially offset by the $897,000 increase in inventories, the $700,000 decrease in note payable to bank and the $571,000 decrease in accounts payable and accrued expenses, including accrued compensation and payroll taxes.

Net Cash

Net cash provided by operating activities was $1.0 million in the first half of fiscal year 2011, compared to net cash used in operating activities of $1.5 million in the first half of fiscal year 2010. Net cash provided by operating activities during the first half of fiscal year 2011 primarily resulted from net income of $203,000, plus net adjustments to reconcile net income to net cash provided by operating activities, including depreciation, amortization and accretion of $1.4 million and share-based compensation expense of $473,000. Additionally, decreases in accounts receivable of $1.1 million further contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by increases in inventories of $897,000 and the decrease in accrued compensation and payroll taxes of $629,000. Net cash used in operating activities during the first half of fiscal year 2010 primarily resulted from a net loss of $7.9 million, the increase in inventories of $1.0 million and the decrease in accounts payable and accrued expenses of $658,000, partially offset by the increase in deferred revenue of $762,000. The aforementioned factors contributing to cash used in operating activities were partially offset by certain adjustments to reconcile net loss to net cash used in operating activities, including the loss on the impairment of goodwill of $6.2 million and depreciation and amortization of $1.5 million.

Net cash used in investing activities totaled $626,000 in the first half of fiscal year 2011 compared to $241,000 in the first half of fiscal year 2010. Net cash used in investing activities during the first half of fiscal years 2011 and 2010 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment.

Net cash used in financing activities totaled $1.6 million in the first half of fiscal year 2011, compared to net cash provided by financing activities of $944,000 in the first half of fiscal year 2010. Net cash used in financing activities in the first half of fiscal year 2011 resulted primarily from the repayment of the $700,000 balance on our revolving credit facility, the repurchase and retirement of 100,220 shares of our common stock for $497,000 and the payment of dividends previously declared of $125,000. Net cash provided by financing activities in the first half of fiscal year 2010 resulted primarily from proceeds from a note payable to our bank under our line of credit in the amount of $1.1 million.

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

On April 22, 2011, OCC and Valley bank entered into a Third Loan Modification Agreement (the “Agreement”) to the Credit Agreement dated May 30, 2008 entered into between the Company, Superior Modular Products Incorporated and Valley Bank. Under the Agreement, the interest rate and the applicable repayment installments of the Virginia Real Estate Loan and the North Carolina Real Estate Loan were revised and the maturity date of the loans was extended. The fixed interest rate of the two term loans was lowered to 5.85% from 6.0%, and the maturity date of the loans was extended to April 2018 from June 2013.

The Virginia Real Estate Loan was fully funded on May 30, 2008. Under the new Agreement with Valley Bank, the Virginia Real Estate Loan accrues interest at 5.85% and payments of principal and interest are based on a 25 year amortization from the closing date of the Agreement. The remainder of the payments on the Virginia Real Estate Loan will be made in 83 equal installments of principal and interest in the amount of $41,686 beginning May 1, 2011. The balance of the Virginia Real Estate Loan will be due April 30, 2018. As of April 30, 2011, we had outstanding borrowings of $6.2 million under our Virginia Real Estate Loan.

The North Carolina Real Estate Loan was fully funded on May 30, 2008. Under the new Agreement with Valley Bank, the North Carolina Real Estate Loan accrues interest at 5.85% and payments of principal and interest are based on a 25 year amortization from the closing date of the Agreement. The remainder of the payments on the North Carolina Real Estate Loan will be made in 83 equal installments of principal and interest in the amount of $14,366 beginning May 1, 2011. The balance of the North Carolina Real Estate Loan will be due April 30, 2018. As of April 30, 2011, we had outstanding borrowings of $2.1 million under our North Carolina Real Estate Loan.

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

On April 30, 2010, we entered into a revolving credit facility with SunTrust Bank consisting of a Commercial Note and Agreement to Commercial Note under which SunTrust Bank provides us with a revolving line of credit for approximately 2 years for our working capital needs (the “Commercial Loan”). The Commercial Loan provides a $6.0 million working capital line of credit and replaces our Amended Revolving Loan with Valley Bank. Under the Commercial Loan, we may borrow an aggregate principal amount at any one time outstanding not to exceed the lesser of (i) $6.0 million, or (ii) the sum of 85% of certain receivables aged 90 days or less plus 35% of the lesser of $1.0 million or certain foreign receivables plus 25% of certain raw materials inventory. Advances under the Commercial Loan accrue at the greater of (x) LIBOR plus 2.0%, or (y) 3.0%. Accrued interest on the outstanding principal balance is due on the first day of each month beginning June 1, 2010, with all then outstanding principal, interest, fees and costs due at the Commercial Loan Termination Date of May 31, 2012.

As of April 30, 2011, we had no outstanding borrowings on our Commercial Loan and, as a result, we had $6.0 million in available credit.

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

The Commercial Loan is secured by a first priority lien on all of our inventory, accounts, general intangibles, deposit accounts, instruments, investment property, letter of credit rights, commercial tort claims, documents and chattel paper. The Virginia Real Estate Loan and the North Carolina Real Estate Loan are secured by a first priority lien on all of our personal property and assets, except for our inventory, accounts, general intangibles, deposit accounts, instruments, investment property, letter of credit rights, commercial tort claims, documents and chattel paper, as well as a first lien deed of trust on our real property.

Capital Expenditures

We did not have any material commitments for capital expenditures as of April 30, 2011. During our 2011 fiscal year budgeting process, we included an estimate for capital expenditures for the fiscal year of $2.0 million. This budget includes estimates for capital expenditures for new manufacturing equipment, improvements to existing manufacturing equipment, new information technology equipment and software, upgrades to existing information technology equipment and software, furniture and all other capitalizable expenditures for property, plant and equipment. These expenditures will be funded out of our working capital or borrowings under our credit facilities. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to: the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, current cash flow considerations, and economic conditions in general. Historically, we have spent less than our budgeted capital expenditures in any given year.

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

We typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year. We believe this historical seasonality pattern is generally indicative of an overall trend and reflective of the buying patterns and budgetary cycles of our customers. However, this pattern may be substantially altered during any quarter of year by the timing of larger projects, other economic factors impacting our industry or impacting the industries of our customers and end-users and macro-economic conditions. While we believe seasonality may be a factor that impacts our quarterly net sales results, we are not able to reliably predict net sales based on seasonality because these other factors can also substantially impact our net sales patterns during the year.

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

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2010 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2010 Form 10-K did not change during the period from November 1, 2010 through April 30, 2011.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2011. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2011 and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued securities, which were not registered under the Securities Act of 1933, as amended, as follows:

During the three months ended April 30, 2011, we issued 41,937 shares of restricted common stock to certain members of OCC’s leadership team under the Company’s 2011 Stock Incentive Plan as part of their long-term compensation. A portion of the award vests over time and the other portion vests according to the attainment of certain performance goals. The restricted stock subject to time vesting vests quarterly over 16 quarters beginning on July 31, 2011. The restricted stock subject to performance vesting vests annually over a five year award period if certain performance goals are achieved in each of fiscal years 2011, 2012, 2013, 2014 and 2015 with the first possible vesting date being January 31, 2012.

With respect to the grants of restricted shares, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. All of the persons receiving grants were given complete information concerning the Company, were members of OCC’s leadership team and are prohibited by the restricted stock award agreement from selling, transferring, pledging, hypothecating or otherwise disposing of any restricted shares (or any interest in such shares) prior to the vesting date as to which the restrictions applicable to such shares lapse. The issuance was made without general solicitation or advertising.

None of the restricted shares have vested as of the date of the filing of this Quarterly Report on Form 10-Q. We plan to file a Registration on Form S-8 prior to the first vesting date to cover the registration of these restricted shares and future grants under the Company’s 2011 Stock Incentive Plan.

The following table summarizes the Company’s purchases of its common stock for the three months ended April 30, 2011:

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
February 1, 2011 – February 28, 2011	—	—	—	174,705
March 1, 2011 – March 31, 2011	—	—	—	174,705
April 1, 2011 – April 30, 2011	91,900	5.07	91,900	82,805

(1)	On October 16, 2009, the Company’s Board of Directors approved a plan to purchase and retire up to 325,848 shares of the Company’s common stock, or approximately 5% of the shares then outstanding. At the time the plan was approved, the Company anticipated that the purchases would be made over a 12- to 24-month period unless the entire number of shares expected to be purchased under the plan is sooner acquired. For the three month period ended April 30, 2011, the Company repurchased and retired 91,900 shares of its outstanding common stock. The repurchase, including brokerage and legal fees, for the three month period ended April 30, 2011 totaled approximately $466,000. As of April 30, 2011, 6,398,793 shares of the Company’s common stock were outstanding.
(2)	The average price paid per share set forth above includes the purchase price paid for the shares, and brokerage and legal fees paid by the Company. The average purchase price per share (excluding brokerage and legal fees) paid by the Company for the three months ended April 30, 2011 was $5.05.

PART II. OTHER INFORMATION

Item 6. Exhibits

The exhibits listed on the Exhibit Index are filed as part of, and incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION (Registrant)

Date: June 14, 2011	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: June 14, 2011	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated May 30, 2008 by and among Optical Cable Corporation, Aurora Merger Corporation, Preformed Line Products Company and Superior Modular Products Incorporated (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 2, 2008).

3.1	Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated herein by reference to Exhibit 1 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

3.2	Bylaws of Optical Cable Corporation, as amended (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

3.3	Amended and Restated Bylaws of Optical Cable Corporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 21, 2010).

4.1	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.2	Rights Agreement dated as of November 2, 2001 (incorporated herein by reference to Exhibit 4 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.3	Form of certificate representing preferred share purchase right (incorporated herein by reference to Exhibit 5 to the Company’s Form 8-A filed with the Commission on November 5, 2001).

4.4	Credit Agreement dated May 30, 2008 by and between Optical Cable Corporation and Superior Modular Products Incorporated as borrowers and Valley Bank as lender in the amount of $17,000,000 consisting of a Revolver in the amount of $6,000,000; Term Loan A in the amount of $2,240,000; Term Loan B in the amount of $6,500,000; and a Capital Acquisitions Term Loan in the amount of $2,260,000 (incorporated herein by reference to Exhibit 4.16 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.5	Credit Line Deed of Trust dated May 30, 2008 between Optical Cable Corporation as Grantor, LeClairRyan as Trustee and Valley Bank as Beneficiary (incorporated herein by reference to Exhibit 4.17 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.6	Deed of Trust, Security Agreement and Fixtures Filing dated May 30, 2008 by and between Superior Modular Products Incorporated as Grantor, LeClairRyan as Trustee and Valley Bank as Beneficiary (incorporated herein by reference to Exhibit 4.18 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.7	Security Agreement dated May 30, 2008 between Optical Cable Corporation and Superior Modular Products Incorporated and Valley Bank (incorporated herein by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.8	Revolving Loan Note in the amount of $6,000,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.20 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.9	Term Loan A Note in the amount of $2,240,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.10	Term Loan B Note in the amount of $6,500,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.22 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.11	Capital Acquisitions Term Note in the amount of $2,260,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.23 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008).

4.12	First Loan Modification Agreement dated February 28, 2010 by and between Optical Cable Corporation and Valley Bank (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 22, 2010).

4.13	Second Loan Modification Agreement dated April 30, 2010 by and between Optical Cable Corporation, for itself and as successor by merger to Superior Modular Products Incorporated, and Valley Bank (incorporated herein by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010).

4.14	Addendum A to Commercial Note dated April 30, 2010 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 4.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010).

4.15	Commercial Note dated April 30, 2010 by and between Optical Cable Corporation and SunTrust Bank in the principal amount of $6,000,000 (incorporated herein by reference to Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010).

4.16	Security Agreement dated April 30, 2010 by Optical Cable Corporation in favor of SunTrust Bank (incorporated herein by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010).

4.17	Agreement to Commercial Note dated April 30, 2010 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 4.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010).

4.18	Amendment No. 1 to the Rights Agreement dated as of November 2, 2001 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 21, 2010).

4.19	Third Loan Modification Agreement dated April 22, 2011 by and between Optical Cable Corporation, for itself and as successor by merger to Superior Modular Products Incorporated, and Valley Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2011).

10.1*	Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated by reference to Exhibit 10.1 to our Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 (file number 0-27022)). Superseded by amended and restated employment agreement dated as of April 11, 2011 and included as exhibit 10.28 hereto.

10.2*	Employment Agreement dated December 10, 2004 by and between Optical Cable Corporation and Tracy G. Smith (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2005 (file number 0-27022)). Superseded by amended and restated employment agreement dated as of April 11, 2011 and included as exhibit 10.27 hereto.

10.3*	Employment Agreement by and between Optical Cable Corporation as successor in interest to Superior Modular Products Incorporated and William R. Reynolds effective May 30, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2008 (file number 0-27022)).

10.4*	Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-8 No. 333-09733).

10.5*	Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.6*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.7*	Form of December 17, 2004 restricted stock award agreement under the Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 24, 2005).

10.8*	Form of award agreement under the Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2004).

10.9*	Optical Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.10*	Form of time vesting award agreement under the Optical Cable Corporation 2005 and 2011 Stock Incentive Plans (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.11*	Form of stock performance vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006).

10.12*	Amendment No. 1 dated December 31, 2008 to Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 6, 2009). Superseded by amended and restated employment agreement dated as of April 11, 2011 and included as exhibit 10.28 hereto.

10.13*	Amendment No. 1 dated December 31, 2008 to Employment Agreement by and between Optical Cable Corporation and Tracy G. Smith effective December 10, 2004 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 6, 2009). Superseded by amended and restated employment agreement dated as of April 11, 2011 and included as exhibit 10.27 hereto.

10.14*	Amendment No. 1 dated December 31, 2008 to Employment Agreement by and between Optical Cable Corporation as successor in interest to Superior Modular Products Incorporated and William R. Reynolds effective May 30, 2008 (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 6, 2009).

10.15*	Form of operational performance (Company financial performance measure) vesting award agreement under the Optical Cable Corporation 2005 and 2011 Stock Incentive Plans (incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2009).

10.16	Notice of Exercise of Warrant by the Company to purchase 98,741 shares of common stock of Applied Optical Systems, Inc. dated October 30, 2009 (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.17	Stock Purchase Agreement dated October 31, 2009 by and among the Company, as buyer and G. Thomas Hazelton, Jr. and Daniel Roehrs as sellers (incorporated herein by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.18*	Employment agreement dated October 31, 2009, between Applied Optical Systems, Inc. and G. Thomas Hazelton, Jr. (incorporated herein by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.19*	Employment agreement dated October 31, 2009, between Applied Optical Systems, Inc. and Daniel Roehrs (incorporated herein by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.20	Buy-Sell Agreement dated October 31, 2009, by and between G. Thomas Hazelton, Jr., as guarantor, and the Company (incorporated herein by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.21	Buy-Sell Agreement dated October 31, 2009, by and between Daniel Roehrs, as guarantor, and the Company (incorporated herein by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.22	Indemnification Agreement dated October 31, 2009, between the Company and Applied Optical Systems, Inc. (incorporated herein by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.23	Supplemental Agreement dated October 31, 2009, by and among the Company, as buyer, Applied Optical Systems, Inc., George T. Hazelton Family Trust, G. Thomas Hazelton, Jr., and Daniel Roehrs (incorporated herein by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.24	Termination Agreement dated October 31, 2009, by and among Applied Optical Systems, Inc., the Company, as lender, and G. Thomas Hazelton, Jr. and Daniel Roehrs (incorporated herein by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.25	Warrant Exercise Agreement between the Company and Applied Optical Systems, Inc. dated October 30, 2009 (incorporated herein by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009).

10.26	Redemption Agreement by and between Optical Cable Corporation and BB&T Capital Markets dated November 17, 2009 (incorporated herein by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2010).

10.27*	Amended and restated Employment Agreement by and between Optical Cable Corporation and Tracy G. Smith effective April 11, 2011 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 15, 2011).

10.28*	Amended and restated Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective April 11, 2011 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 15, 2011).

11.1	Statement regarding computation of per share earnings (incorporated by reference to note 8 of the Condensed Notes to Condensed Consolidated Financial Statements contained herein).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.