Form 10-Q
period 2011-07-31
OPTICAL CABLE CORP
filed 2011-09-12
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

As of September 2, 2011, 6,305,738 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Nine Months Ended July 31, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

OPTICAL CABLE CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	July 31, 2011	October 31, 2010
Assets
Current assets:
Cash	$1,190,058	$2,522,058
Trade accounts receivable, net of allowance for doubtful accounts of $138,351 at July 31, 2011 and $120,450 at October 31, 2010	10,155,767	10,659,623
Other receivables	559,358	606,435
Income taxes refundable	659,516	373,090
Inventories	15,675,231	14,422,787
Prepaid expenses and other assets	457,860	332,475
Deferred income taxes - current	1,551,185	1,750,542

Total current assets	30,248,975	30,667,010

Property and equipment, net	12,607,977	13,125,114
Intangible assets, net	408,399	695,580
Deferred income taxes - noncurrent	685,612	626,132
Other assets, net	392,185	176,930

Total assets	$44,343,148	$45,290,766

Liabilities and Shareholders’ Equity

Current liabilities:
Current installments of long-term debt	$187,772	$177,350
Accounts payable and accrued expenses	4,916,061	5,339,941
Accrued compensation and payroll taxes	1,839,512	2,181,235
Income taxes payable	—	63,590

Total current liabilities	6,943,345	7,762,116

Note payable to bank	1,000,000	700,000
Long-term debt, excluding current installments	8,048,372	8,191,785
Other noncurrent liabilities	975,943	1,056,803

Total liabilities	16,967,660	17,710,704

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 6,305,738 shares at July 31, 2011 and 6,280,173 at October 31, 2010	6,542,163	5,987,777
Retained earnings	21,264,506	21,869,667

Total shareholders’ equity attributable to Optical Cable Corporation	27,806,669	27,857,444

Noncontrolling interest	(431,181)	(277,382)

Total shareholders’ equity	27,375,488	27,580,062

Commitments and contingencies

Total liabilities and shareholders’ equity	$44,343,148	$45,290,766

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010

Net sales	$18,775,145	$18,779,340	$53,672,389	$49,042,488
Cost of goods sold	12,266,021	11,972,598	34,795,285	32,449,114

Gross profit	6,509,124	6,806,742	18,877,104	16,593,374

Selling, general and administrative expenses	6,227,606	5,999,110	18,288,373	18,239,580
Royalty income, net	(246,711)	(315,464)	(644,891)	(924,942)
Amortization of intangible assets	107,701	146,802	323,105	440,418
Impairment of goodwill	—	—	—	6,246,304

Income (loss) from operations	420,528	976,294	910,517	(7,407,986)

Other expense, net:
Interest income	—	100	2,808	79,537
Interest expense	(145,856)	(158,610)	(477,236)	(463,703)
Other, net	(22,562)	(1,462)	14,646	67,140

Other expense, net	(168,418)	(159,972)	(459,782)	(317,026)

Income (loss) before income taxes	252,110	816,322	450,735	(7,725,012)

Income tax expense (benefit)	178,281	282,595	174,257	(363,222)

Net income (loss)	$73,829	$533,727	$276,478	$(7,361,790)

Net loss attributable to noncontrolling interest	(43,980)	(41,642)	(153,799)	(155,176)

Net income (loss) attributable to Optical Cable Corporation	$117,809	$575,369	$430,277	$(7,206,614)

Net income (loss) attributable to Optical Cable Corporation per share: Basic and diluted	$0.02	$0.09	$0.07	$(1.21)

Cash dividends declared per common share	$0.01	$—	$0.03	$—

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Nine Months Ended July 31, 2011
	Common Stock		Retained	Total Shareholders’ Equity Attributable	Noncontrolling	Total Shareholders’
	Shares	Amount	Earnings	to OCC	Interest	Equity
Balances at October 31, 2010	6,280,173	$5,987,777	$21,869,667	$27,857,444	($277,382)	$27,580,062
Share-based compensation, net	208,590	402,580	—	402,580	—	402,580
Repurchase and retirement of common stock (at cost)	(183,025)	—	(846,287)	(846,287)	—	(846,287)
Common stock dividends declared, $0.01 per share	—	—	(189,151)	(189,151)	—	(189,151)
Excess tax benefits from share-based compensation	—	151,806	—	151,806	—	151,806
Net income (loss)	—	—	430,277	430,277	(153,799)	276,478

Balances at July 31, 2011	6,305,738	$6,542,163	$21,264,506	$27,806,669	($431,181)	$27,375,488

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended July 31,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$276,478	$(7,361,790)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	2,035,800	2,180,762
Bad debt expense	21,831	1,597
Deferred income tax expense (benefit)	139,877	(1,327,493)
Impairment of goodwill	—	6,246,304
Share-based compensation expense	644,197	732,057
Excess tax benefits from share-based compensation	(151,806)	—
(Gain) loss on sale of property and equipment	(5,249)	4,834
(Increase) decrease in:
Trade accounts receivable	482,025	(962,976)
Other receivables	47,077	(228,239)
Income taxes refundable	(286,426)	1,673,115
Inventories	(1,252,444)	(1,097,295)
Prepaid expenses and other assets	(113,113)	(102,732)
Other assets, net	4,922	4,921
Increase (decrease) in:
Accounts payable and accrued expenses	(517,699)	(279,891)
Accrued compensation and payroll taxes	(341,723)	332,071
Income taxes payable	88,216	—
Other noncurrent liabilities	(106,438)	54,554

Net cash provided by (used in) operating activities	965,525	(130,201)

Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(1,239,197)	(383,901)
Investment in intangible assets	(35,924)	(16,448)
Proceeds from sale of property and equipment	32,986	8,251

Net cash used in investing activities	(1,242,135)	(392,098)

Cash flows from financing activities:
Payroll taxes withheld and remitted on share-based payments	(241,617)	(93,654)
Proceeds from note payable to bank	1,000,000	1,112,019
Principal payments on long-term debt and note payable to bank	(832,991)	(125,270)
Payments for financing costs	(97,405)	(30,662)
Repurchase of common stock	(846,287)	(230,399)
Excess tax benefits from share-based compensation	151,806	—
Common stock dividends paid	(188,896)	—

Net cash provided by (used in) financing activities	(1,055,390)	632,034

Net increase (decrease) in cash	(1,332,000)	109,735

Cash at beginning of period	2,522,058	1,948,334

Cash at end of period	$1,190,058	$2,058,069

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2011

(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2011 are not necessarily indicative of the results for the fiscal year ending October 31, 2011 because the following items, among other things, may impact those results: changes in market conditions, seasonality, changes in technology, competitive conditions, ability of management to execute its business plans, as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

Certain reclassifications have been made to the prior period’s condensed consolidated statement of cash flows to place them on a basis comparable with the current period’s condensed consolidated statement of cash flows.

(2)	Stock Incentive Plans and Other Share-Based Compensation

As of July 31, 2011, there were approximately 462,000 and 13,000 remaining shares available for grant under the Optical Cable Corporation 2011 Stock Incentive Plan and the Optical Cable Corporation 2005 Stock Incentive Plan, respectively.

Share-based compensation expense for employees and non-employee Directors recognized in the condensed consolidated statements of operations for the three months and nine months ended July 31, 2011 was $171,492 and $644,197, respectively, and for the three months and nine months ended July 31, 2010 was $212,192 and $732,057, respectively, and was entirely related to expense recognized in connection with the vesting of restricted stock awards.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2011

(Unaudited)

Stock option activity during the nine months ended July 31, 2011 is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term (in yrs)
Outstanding and exercisable at October 31, 2010	166,577	$7.62	1.27
Forfeited	(3,001)	7.20	—

Outstanding and exercisable at July 31, 2011	163,576	$7.63	0.52

Restricted Stock Awards

The Company has granted, and anticipates granting from time to time, restricted stock awards subject to approval by the Compensation Committee of the Board of Directors.

Restricted stock award activity during the nine months ended July 31, 2011 consisted of restricted share grants totaling 286,472 shares (including grants to employees and to non-employee members of the Board of Directors), and 77,882 restricted shares forfeited or withheld for taxes in connection with the vesting of restricted shares.

As of July 31, 2011, the maximum amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will have to recognize over a 3.4 year weighted-average period is approximately $1.8 million.

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the nine months ended July 31, 2011 and 2010 follows:

	Nine Months Ended July 31,
	2011	2010
Balance at beginning of period	$120,450	$108,913
Bad debt expense, net	21,831	1,597
Losses charged to allowance	(3,930)	(3,045)

Balance at end of period	$138,351	$107,465

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2011

(Unaudited)

(4)	Inventories

Inventories as of July 31, 2011 and October 31, 2010 consist of the following:

	July 31, 2011	October 31, 2010
Finished goods	$5,196,369	$4,912,902
Work in process	2,631,955	3,502,842
Raw materials	7,602,043	5,775,919
Production supplies	244,864	231,124

Total	$15,675,231	$14,422,787

(5)	Product Warranties

As of July 31, 2011 and October 31, 2010, the Company’s accrual for estimated product warranty claims totaled $190,000 and $170,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense for the three months and nine months ended July 31, 2011 totaled $74,539 and $170,125, respectively, and warranty claims expense for the three months and nine months ended July 31, 2010 totaled $57,753 and $261,548, respectively.

The following table summarizes the changes in the Company’s accrual for product warranties during the nine months ended July 31, 2011 and 2010:

	Nine Months Ended July 31
	2011	2010
Balance at beginning of period	$170,000	$160,000
Liabilities accrued for warranties issued during the period	230,500	217,112
Warranty claims and costs paid during the period	(150,125)	(226,548)
Changes in liability for pre-existing warranties during the period	(60,375)	44,436

Balance at end of period	$190,000	$195,000

(6)	Long-term Debt and Note Payable to Bank

On May 30, 2008, the Company established $17.0 million in credit facilities (collectively, the “Credit Facilities”) with Valley Bank to provide for the working capital needs of the Company and to finance the acquisition of Superior Modular Products Incorporated, doing business as SMP Data Communications (“SMP Data Communications”). The Credit Facilities provided a working capital line of credit (the “Revolving Loan”), a real estate term loan (the “Virginia Real Estate Loan”), a supplemental real estate term loan (the “North Carolina Real Estate Loan”), and a capital acquisitions term loan (the “Capital Acquisitions Term Loan”). The Capital Acquisitions Term Loan was fully funded in fiscal year 2008 and repaid in fiscal year 2009. Therefore, the $2.3 million portion of the credit facility related to the Capital Acquisitions Term Loan is no longer available. On April 30, 2010, the Company entered into a revolving credit facility with SunTrust Bank (further described below) which replaced the Valley Bank Revolving Loan.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2011

(Unaudited)

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

Long-term debt as of July 31, 2011 and October 31, 2010 consists of the following:

	July 31, 2011	October 31, 2010
Virginia Real Estate Loan ($6.5 million original principal) payable in monthly installments of $41,686 including interest (at 5.85%), with final payment of $5,035,789 due April 30, 2018	$6,125,279	$6,224,185
North Carolina Real Estate Loan ($2.24 million original principal) payable in monthly installments of $14,366, including interest (at 5.85%), with final payment of $1,735,410 due April 30, 2018	2,110,865	2,144,950

Total long-term debt	8,236,144	8,369,135
Less current installments	187,772	177,350

Long-term debt, excluding current installments	$8,048,372	$8,191,785

On April 30, 2010, the Company and SunTrust Bank entered into a revolving credit facility consisting of a Commercial Note and Agreement to Commercial Note under which SunTrust Bank provides the Company with a revolving line of credit for the working capital needs of the Company (the “Commercial Loan”). The Commercial Loan was due to mature on May 31, 2012. On July 25, 2011, the Company entered into a binding letter of renewal with SunTrust Bank of the commercial note extending the Commercial Loan to May 31, 2013. Concurrently with the renewal, the Company also entered into a Fourth Loan Modification Agreement with Valley Bank to amend the definition of ‘SunTrust Debt’ to provide for the extension of the revolver’s maturity date.

The Commercial Loan provides the Company the ability to borrow an aggregate principal amount at any one time outstanding not to exceed the lesser of (i) $6.0 million, or (ii) the sum of 85% of certain receivables aged 90 days or less plus 35% of the lesser of $1.0 million or certain foreign receivables plus 25% of certain raw materials inventory. Within the Revolving Loan Limit, the Company may borrow, repay, and reborrow, at any time from time to time until May 31, 2013.

Advances under the Commercial Loan accrue interest at the greater of (x) LIBOR plus 2.0%, or (y) 3.0%. Accrued interest on the outstanding principal balance is due on the first day of each month, with all then outstanding principal, interest, fees and costs due at the Commercial Loan Termination Date of May 31, 2013.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2011

(Unaudited)

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

As of July 31, 2011, the Company had $1.0 million of outstanding borrowings on its Commercial Loan and $5.0 million in available credit.

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

The carrying amounts reported in the condensed consolidated balance sheets as of July 31, 2011 and October 31, 2010 for cash, trade accounts receivable, income taxes refundable, other receivables, accounts payable and accrued expenses, including accrued compensation and payroll taxes, the current installments of long-term debt and income taxes payable approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s note payable to bank and long-term debt, excluding current installments, approximates the fair value based on similar long-term debt issues available to the Company as of July 31, 2011 and October 31, 2010. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2011

(Unaudited)

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

Three Months Ended July 30, 2011	Net Income attributable to OCC (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$117,809	6,391,053	$0.02

Effect of dilutive stock options	—	—

Diluted net income per share	$117,809	6,391,053	$0.02

Three Months Ended July 31, 2010	Net Income attributable to OCC (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$575,369	6,495,452	$0.09

Effect of dilutive stock options	—	—

Diluted net income per share	$575,369	6,495,452	$0.09

Nine Months Ended July 31, 2011	Net Income attributable to OCC (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share	$430,277	6,305,701	$0.07

Effect of dilutive stock options	—	—

Diluted net income per share	$430,277	6,305,701	$0.07

Nine Months Ended July 31, 2010	Net Loss attributable to OCC (Numerator)	Shares (Denominator)	Per Share Amount
Basic net loss per share	$(7,206,614)	5,933,400	$(1.21)

Effect of dilutive stock options	—	—

Diluted net loss per share	$(7,206,614)	5,933,400	$(1.21)

Stock options that could potentially dilute net income per share in the future that were not included in the computation of diluted net income per share (because to do so would have been antidilutive for the periods presented) totaled 163,577 for the three months and nine months ended July 31, 2011 and 166,577 for the three months and nine months ended July 31, 2010.

Unvested shares as of July 31, 2011, totaling 490,565, were included in the computation of basic and diluted net income per share for the three months and nine months ended July 31, 2011 (because to exclude such shares would have been antidilutive, or in other words, excluding such shares would have increased the net income per share).

Unvested shares as of July 31, 2010, totaling 567,879, were not included in the computation of basic and diluted net loss per share for the nine months ended July 31, 2010 (because to do so would have been

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2011

(Unaudited)

antidilutive for that period, or in other words, including such shares would have reduced the net loss per share). Such unvested shares were included in the computation of basic and diluted net income per share for the three months ended July 31, 2010 (because to exclude such shares would have been antidilutive, or in other words, excluding such shares would have increased net income per share).

(9)	Shareholders’ Equity

On October 16, 2009, the Company’s Board of Directors approved a plan to purchase and retire up to 325,848 shares of the Company’s common stock, or approximately 5% of the shares then outstanding. The Company anticipated that the purchases would be made over a 12- to 24-month period unless the entire number of shares expected to be purchased under the plan was sooner acquired. As of July 31, 2011, the Company had completed its plan and repurchased and retired a total of 325,848 shares of its outstanding common stock. The repurchase of these shares and the costs associated with the repurchase, including brokerage and legal fees, totaled $1,271,632. As of July 31, 2011, 6,305,738 shares of the Company’s common stock were outstanding.

On July 15, 2011, the Company declared a quarterly cash dividend of $0.01 per share on its common stock totaling $63,057. This amount is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of July 31, 2011.

(10)	Segment Information and Business and Credit Concentrations

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits, and monitoring procedures. Management believes that credit risks as of July 31, 2011 and October 31, 2010 have been adequately provided for in the condensed consolidated financial statements.

No single customer accounted for more than 10% of the Company’s consolidated net sales during the three months and nine months ended July 31, 2011 and 2010.

For the nine months ended July 31, 2011 and 2010, approximately 76% and 71%, respectively, of consolidated net sales were from customers located in the United States, and approximately 24% and 29%, respectively, were from customers outside of the United States.

The Company has a single reportable segment for purposes of segment reporting, exclusive of Centric Solutions LLC (“Centric Solutions”). For the three months and nine months ended July 31, 2011, Centric Solutions generated revenues totaling $355,499 and $606,870, respectively, and incurred operating losses of $183,862 and $642,971, respectively. For the three months and nine months ended July 31, 2010, Centric Solutions generated revenues totaling $66,586 and $303,123, respectively, and incurred operating losses of $265,038 and $981,889, respectively. Total assets of Centric Solutions of approximately $406,000 (net of intercompany amounts) are included in the total consolidated assets of the Company as of July 31, 2011.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2011

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2011

(Unaudited)

There have been no material developments in this matter during the three months and nine months ended July 31, 2011. The Company does not believe this matter will have a material adverse effect on the Company’s financial position, results of operations or liquidity.

From time to time, the Company is involved in other various claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

(12)	New Accounting Standards

In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments are intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. ASU 2011-04 is to be applied prospectively upon adoption and is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to have any impact on the Company’s results of operations, financial position or liquidity or its related financial statement disclosures.

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

Founded in 1983, Optical Cable Corporation is headquartered in Roanoke, Virginia with offices, manufacturing and warehouse facilities located in Roanoke, Virginia, near Asheville, North Carolina, and near Dallas, Texas. We primarily manufacture our fiber optic cables at our Roanoke facility which is ISO 9001:2008 registered and MIL-STD-790F certified, our enterprise connectivity products at our Asheville facility which is ISO 9001:2008 registered, and our military and harsh environment connectivity products and systems at our Dallas facility which is ISO 9001:2008 registered and MIL-STD-790F certified.

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

Summary of Company Performance for the Third Quarter and First Nine Months of Fiscal Year 2011

•

We achieved consolidated net sales of $18.8 million during the third quarter of fiscal year 2011, only $5,000 less than our record quarterly net sales achieved in the third quarter of fiscal year 2010.

•	Consolidated net sales for the first nine months of fiscal year 2011 increased 9.4% to $53.7 million compared to consolidated net sales of $49.0 million for the first nine months of fiscal year 2010.

•

Gross profit increased 13.8% to $18.9 million for the first nine months of fiscal year 2011 compared to $16.6 million for the first nine months of fiscal year 2010. Gross profit decreased 4.4% to $6.5 million for the third quarter of fiscal year 2011, compared to $6.8 million for the same period last year.

•

Net income attributable to OCC increased to $430,000, or $0.07 per share, during the first nine months of fiscal year 2011, compared to a net loss attributable to OCC of $7.2 million, or $1.21 per share, for the comparable period last year. Net income attributable to OCC decreased to $118,000, or $0.02 per share, during the third fiscal quarter of fiscal year 2011, compared to $575,000, or $0.09 per share, for the comparable period last year.

•	OCC generated positive cash flow from operating activities—with net cash provided by operating activities of $966,000 in the first nine months of fiscal year 2011.

•	OCC declared its fourth consecutive quarterly dividend of $0.01 per share of common stock on July 15, 2011.

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

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended July 31,		Percent Change	Nine Months Ended July 31,		Percent Change
	2011	2010		2011	2010

Net sales	$18,775,000	$18,779,000	—%	$53,672,000	$49,042,000	9.4%
Gross profit	6,509,000	6,807,000	(4.4)%	18,877,000	16,593,000	13.8%
SG&A expenses	6,228,000	5,999,000	3.8%	18,288,000	18,240,000	0.3%
Impairment of goodwill	—	—	—%	—	6,246,000	(100.0)%
Net income (loss) attributable to OCC	118,000	575,000	(79.5)%	430,000	(7,207,000)	106.0%

Three Months Ended July 31, 2011 and 2010

Net Sales

Consolidated net sales for each of the third quarters of fiscal years 2011 and 2010 were $18.8 million. Sequentially, consolidated net sales for the third quarter of fiscal year 2011 increased 9.3% compared to consolidated net sales of $17.2 million during the second quarter of fiscal year 2011.

We experienced an increase in our net sales during the third quarter of fiscal year 2011 in our specialty markets compared to the same period last year, but this increase was offset by decreases in net sales in our commercial markets. Net sales to customers located in the United States increased 12.3% in the third quarter of fiscal year 2011 compared to the same period last year, while net sales to customers located outside of the United States decreased 27.3%.

We believe our consolidated net sales may be negatively impacted by continuing economic weakness in the markets to which we sell. When comparing the third quarter of fiscal year 2011 to the third quarter of fiscal year 2010, net sales of our applied interconnect system (AIS) products have increased, with such increase mainly offset by decreases in our net sales of enterprise connectivity products, and a slight decrease in net sales of fiber optic cable products. Applied interconnect system products were new to the OCC product line in fiscal year 2010, due to the acquisition of AOS effective October 31, 2009. As a result of successful integration processes over the last year, we gained synergies due to our integrated sales force and also gained efficiencies associated with throughput in the AOS production facility, resulting in significant increases in net sales in the second half of fiscal year 2010 and continuing into the first nine months of fiscal year 2011.

Gross Profit

Gross profit decreased 4.4% to $6.5 million in the third quarter of fiscal year 2011, compared to $6.8 million in the third quarter of fiscal year 2010. Gross profit margin, or gross profit as a percentage of net sales, decreased to 34.7% in the third quarter of fiscal year 2011 from 36.2% in the third quarter of fiscal year 2010. Historically, our enterprise connectivity and applied interconnect systems products have lower gross profit margins than our fiber optic cable products—a trend we expect to continue.

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

Selling, General, and Administrative Expenses

SG&A expenses increased $228,000, or 3.8%, during the third quarter of fiscal year 2011, compared to the same period last year. SG&A expenses as a percentage of net sales were 33.2% in the third quarter of fiscal year 2011, compared to 31.9% in the third quarter of fiscal year 2010. Approximately half of the 3.8% increase in SG&A expenses during the quarter related to an increase in shipping costs.

Royalty Income, Net

We recognized royalty income, net of related expenses, totaling $247,000 during the third quarter of fiscal year 2011, compared to $315,000 during the same period last year. The decrease in sales of licensed product by licensees during the third quarter of fiscal year 2011 contributed to the decrease in royalty income, net when compared to the third quarter of fiscal year 2010. This income is largely offset by the expense of the amortization of the intangible assets associated with our royalty income, net (as further described in the Amortization of Intangible Assets section included herein), resulting from the recording of identifiable intangible assets at fair value when acquired as part of the acquisition of SMP Data Communications on May 30, 2008. Certain patents which generate a portion of our royalty income will expire beginning during our 2012 fiscal year. As a result, we expect to see a trend of declining royalty income and we expect amortization of intangible assets expense to continue to decline.

Amortization of Intangible Assets

We recognized $108,000 of amortization expense, associated with intangible assets, for the third quarter of fiscal year 2011, compared to $147,000 during the third quarter of fiscal year 2010. The decrease in amortization expense, when comparing the two periods, is primarily due to the fact that the purchased developed technology asset, acquired in connection with the acquisition of SMP Data Communications, is being amortized using a declining balance method over the useful life of the asset; therefore, the amortization expense decreases as the asset ages.

Other Expense, Net

We recognized other expense, net, in the third quarter of fiscal year 2011 of $168,000 compared to $160,000 in the third quarter of fiscal year 2010. Other expense, net is comprised primarily of interest expense, as well as interest income, and other miscellaneous items which may fluctuate from period to period.

Income Before Income Taxes

We reported income before income taxes of $252,000 for the third quarter of fiscal year 2011 compared to $816,000 for the third quarter of fiscal year 2010. This decrease was primarily due to the decrease in gross profit of $298,000 and the increase in SG&A expenses of $228,000 in the third quarter of fiscal year 2011, compared to the same period last year.

Income Tax Expense

Income tax expense totaled $178,000 for the third quarter of fiscal year 2011 compared to $283,000 for the same period in fiscal year 2010. Our effective tax rate for the third quarter of fiscal year 2011 was 70.7% compared to 34.6% in the third quarter of fiscal year 2010.

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

Net Income

Net income attributable to OCC for the third quarter of fiscal year 2011 was $118,000 compared to $575,000 for the third quarter of fiscal year 2010. This decrease was due primarily to the decrease in income before income taxes of $564,000 in the third quarter of fiscal year 2011, compared with the same period in fiscal year 2010.

Nine Months Ended July 31, 2011 and 2010

Net Sales

Consolidated net sales for the first nine months of fiscal year 2011 increased 9.4% to $53.7 million compared to net sales of $49.0 million for the same period last year. The increase in net sales during the first nine months of fiscal year 2011 when compared to the same period last year was attributable to increases in our specialty markets, partially offset by a slight decrease in net sales in our commercial markets. Net sales to customers located in the United States increased 15.8% in the first nine months of fiscal year 2011 compared to the same period last year, while net sales to customers located outside of the United States decreased 6.6%.

The increase in net sales when comparing the first nine months of fiscal year 2011 to the first nine months of fiscal year 2010, is due primarily to the increase in net sales of our applied interconnect system products, and an increase in net sales of our fiber optic cable products. Applied interconnect system products were new to the OCC product line in fiscal year 2010, due to the acquisition of AOS effective October 31, 2009. As a result of successful integration processes over the last year, we gained synergies due to our integrated sales force and also gained efficiencies associated with throughput in the AOS production facility, resulting in significant increases in net sales in the second half of fiscal year 2010 and continuing into the first nine months of fiscal year 2011.

We believe our consolidated net sales may be negatively impacted by continuing economic weakness in the markets to which we sell. However, when comparing net sales for the first nine months of fiscal year 2011 to the first nine months of fiscal year 2010, the net sales of our fiber optic cable products and applied interconnect systems products have grown.

Gross Profit

Our gross profit increased 13.8% to $18.9 million for the first nine months of fiscal 2011 from $16.6 million for the same period in fiscal year 2010. Gross profit margin, or gross profit as a percentage of net sales, increased to 35.2% for the first nine months of fiscal year 2011 from 33.8% for the same period last year.

Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may vary based on both anticipated and unanticipated changes in product mix. Additionally, our gross profit margins for our product lines tend to be higher when we achieve higher net sales levels of those product lines, as we did during the first nine months of fiscal year 2011 when compared to the same period last year, as certain fixed manufacturing costs are spread over higher sales volumes.

Selling, General, and Administrative Expenses

SG&A expenses increased slightly to $18.3 million in the first nine months of fiscal year 2011 from $18.2 million for the same period last year. SG&A expenses as a percentage of net sales were 34.1% for the first nine months of fiscal year 2011, compared to 37.2% for the same period in fiscal year 2010.

Royalty Income, Net

We recognized royalty income, net of royalty and related expenses, totaling $645,000 during the nine months ended July 31, 2011, compared to $925,000 during the same period last year. The decrease in sales of licensed product by licensees during the first nine months of fiscal year 2011 contributed to the decrease in royalty income, net when compared to the first nine months of fiscal year 2010. This income is largely offset by the expense of the amortization of the intangible assets associated with our royalty income, net (as further described in the Amortization of Intangible Assets section included herein), resulting from recording of identifiable intangible assets at fair value when acquired as part of the acquisition of SMP Data Communications on May 30, 2008. Certain patents which generate a portion of our royalty income will expire beginning during our 2012 fiscal year. As a result, we expect to see a trend of declining royalty income and we expect amortization of intangible assets expense to continue to decline.

Amortization of Intangible Assets

We recognized $323,000 of amortization expense, associated with intangible assets, during the first nine months of fiscal year 2011, compared to $440,000 during the first nine months of fiscal year 2010. The decrease in amortization expense, when comparing the two periods, is primarily due to the fact that the purchased developed technology asset, acquired in connection with the acquisition of SMP Data Communications, is being amortized using a declining balance method over the useful life of the asset; therefore, the amortization expense decreases as the asset ages.

Impairment of Goodwill

During the first nine months of fiscal year 2010, we performed an annual impairment analysis of goodwill (associated with the acquisition of AOS) as required by U.S. GAAP. We analyzed the carrying value of goodwill and determined that it was appropriate to write-off the carrying value of goodwill on our consolidated balance sheet. As a result, we recorded a non-recurring, non-cash impairment charge in the amount of $6.2 million to write-off the carrying value of the goodwill as of April 30, 2010, $666,000 of which was reversed in the fourth quarter of fiscal year 2010. No such impairment charge was incurred in the first nine months of fiscal year 2011.

Other Expense, Net

We recognized other expense, net, of $460,000 in the first nine months of fiscal 2011 compared to $317,000 in the first nine months of 2010. Other expense, net is comprised primarily of interest expense, as well as interest income, and other miscellaneous items which may fluctuate from period to period.

Income (Loss) Before Income Taxes

We reported income before income taxes of $451,000 for the first nine months of fiscal year 2011 compared to a loss before income taxes of $7.7 million for the first nine months of fiscal year 2010. This change was primarily due to the loss on the impairment of goodwill of $6.2 million recorded during the first nine months of fiscal year 2010, partially offset by the 13.8% increase in our gross profit in the first nine months of fiscal year 2011 compared to the same period in fiscal year 2010.

Income Tax Expense (Benefit)

Income tax expense totaled $174,000 for the first nine months of fiscal year 2011 compared to income tax benefit of $363,000 for the same period in fiscal year 2010. Our effective tax rate was 38.7% in the first nine months of fiscal year 2011 compared to 4.7% in the first nine months of fiscal year 2010.

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

During the first nine months of fiscal year 2010, we recorded a non-recurring, non-cash impairment charge in the amount of $6.2 million to write-off the carrying value of goodwill, $666,000 of which was reversed in the fourth quarter of fiscal year 2010. Since our tax basis in the goodwill was zero, this resulted in a permanent $6.2 million difference between book and taxable income and was the primary cause of the significantly lower effective tax rate during the first nine months of fiscal year 2010.

Net Income (Loss)

Net income attributable to OCC for the first nine months of fiscal year 2011 was $430,000 compared to a net loss of $7.2 million for the first nine months of fiscal 2010. This change was due primarily to the decrease in the loss before income taxes of $8.2 million in the first nine months of fiscal year 2011 compared with the same period in fiscal year 2010.

Financial Condition

Total assets decreased $948,000, or 2.1%, to $44.3 million at July 31, 2011, from $45.3 million at October 31, 2010. This decrease was primarily due to a $1.3 million decrease in cash and a $504,000 decrease in trade accounts receivable, net, partially offset by a $1.3 million increase in inventories. Further detail regarding the decrease in cash is provided in our discussion of “Liquidity and Capital Resources.” The decrease in accounts receivable, net, largely resulted from the timing of receipt of payments during the quarter and continued efforts to manage collections. The increase in inventories is largely due to the timing of raw material purchases and efforts to decrease lead times by increasing certain standard stock items.

Total liabilities decreased $743,000, or 4.2%, to $17.0 million at July 31, 2011, from $17.7 million at October 31, 2010. This decrease was primarily due to a $766,000 decrease in accounts payable and accrued expenses (including accrued compensation and payroll taxes) largely due to the timing of related payments when comparing the two periods.

Total shareholders’ equity attributable to OCC at July 31, 2011 decreased $51,000 in the first nine months of fiscal year 2011. The decrease resulted from the repurchase and retirement of 183,025 shares of our common stock for $846,000 and dividends declared of $189,000, partially offset by net income attributable to OCC of $430,000, share-based compensation totaling $403,000 and excess tax benefits from share-based compensation of $152,000.

Liquidity and Capital Resources

Our primary capital needs during the first nine months of fiscal year 2011 have been to fund working capital requirements and capital expenditures as well as the repurchase and retirement of our common stock. Our primary source of capital for these purposes has been existing cash, borrowings under our revolving credit facility and cash provided by operations. As of July 31, 2011 and October 31, 2010, we had an outstanding loan balance under our revolving credit facility totaling $1.0 million and $700,000, respectively. Our long-term debt continues to amortize as scheduled. As of July 31, 2011 and October 31, 2010, we had outstanding loan balances associated with our long-term debt totaling $8.2 million and $8.4 million, respectively.

Our cash totaled $1.2 million as of July 31, 2011, a decrease of $1.3 million compared to $2.5 million as of October 31, 2010. The decrease in cash for the nine months ended July 31, 2011 primarily resulted from net cash used in investing activities of $1.2 million (primarily related to capital expenditures), and net cash used in financing activities of $1.1 million (primarily related to the repurchase and retirement of our common stock totaling $846,000 and cash dividends paid of $189,000), partially offset by the net cash provided by operating activities of $966,000.

On July 31, 2011, we had working capital of $23.3 million compared to $22.9 million on October 31, 2010. The ratio of current assets to current liabilities as of July 31, 2011 was 4.4 to 1, compared to 4.0 to 1 as of October 31, 2010. The increase in working capital when comparing the periods was primarily due to the $1.3 million increase in inventories and the $766,000 decrease in accounts payable and accrued expenses, including accrued compensation and payroll taxes, partially offset by the $1.3 million decrease in cash and the $504,000 decrease in trade accounts receivable, net.

Net Cash

Net cash provided by operating activities was $966,000 in the first nine months of fiscal year 2011, compared to net cash used in operating activities of $130,000 in the first nine months of fiscal year 2010. Net cash provided by operating activities during the first nine months of fiscal year 2011 primarily resulted from net income of $276,000, plus net adjustments to reconcile net income to net cash provided by operating activities, including depreciation, amortization and accretion of $2.0 million and share-based compensation expense of $644,000. Additionally, decreases in trade accounts receivable of $482,000 further contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by increases in inventories of $1.3 million and the decrease in accounts payable and accrued expenses (including accrued compensation and payroll taxes) of $859,000. Net cash used in operating activities during the first nine months of fiscal year 2010 primarily resulted from a net loss of $7.4 million, the increase in inventories of $1.1 million and the increase in trade accounts receivable of $963,000, partially offset by the decrease in income taxes refundable of $1.7 million. The aforementioned factors contributing to cash used in operating activities were partially offset by certain adjustments to reconcile net loss to net cash used in operating activities, including the impairment of goodwill of $6.2 million, depreciation and amortization of $2.2 million and share-based compensation expense of $732,000.

Net cash used in investing activities totaled $1.2 million in the first nine months of fiscal year 2011 compared to $392,000 in the first nine months of fiscal year 2010. Net cash used in investing activities during the first nine months of fiscal years 2011 and 2010 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment.

Net cash used in financing activities totaled $1.1 million in the first nine months of fiscal year 2011, compared to net cash provided by financing activities of $632,000 in the first nine months of fiscal year 2010. Net cash used in financing activities in the first nine months of fiscal year 2011 resulted primarily from the repurchase and retirement of 183,025 shares of our common stock for $846,000. Net cash provided by financing activities in the first nine months of fiscal year 2010 resulted primarily from proceeds from a note payable to our bank under our line of credit in the amount of $1.1 million.

Credit Facilities

On May 30, 2008, we established $17.0 million in credit facilities (collectively, the “Credit Facilities”) with Valley Bank to provide for our working capital needs and to finance the acquisition of SMP Data Communications. The Credit Facilities provided a working capital line of credit (the “Revolving Loan”), a real estate term loan (the “Virginia Real Estate Loan”), a supplemental real estate term loan (the “North Carolina Real Estate Loan”), and a capital acquisitions term loan (the “Capital Acquisitions Term Loan”). The Capital Acquisitions Term Loan was fully funded in fiscal year 2008 and repaid in fiscal year 2009. Therefore, the $2.3 million portion of the credit facility related to the Capital Acquisitions Term Loan is no longer available. On April 30, 2010, we entered into a revolving credit facility with SunTrust Bank (further described below) which replaced the Valley Bank Revolving Loan.

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

The Virginia Real Estate Loan was fully funded on May 30, 2008. Under the new Agreement with Valley Bank, the Virginia Real Estate Loan accrues interest at 5.85% and payments of principal and interest are based on a 25 year amortization from the closing date of the Agreement. The remainder of the payments on the Virginia Real Estate Loan will be made in 83 equal installments of principal and interest in the amount of $41,686 beginning May 1, 2011. The balance of the Virginia Real Estate Loan will be due April 30, 2018. As of July 31, 2011, we had outstanding borrowings of $6.1 million under our Virginia Real Estate Loan.

The North Carolina Real Estate Loan was fully funded on May 30, 2008. Under the new Agreement with Valley Bank, the North Carolina Real Estate Loan accrues interest at 5.85% and payments of principal and interest are based on a 25 year amortization from the closing date of the Agreement. The remainder of the payments on the North Carolina Real Estate Loan will be made in 83 equal installments of principal and interest in the amount of $14,366 beginning May 1, 2011. The balance of the North Carolina Real Estate Loan will be due April 30, 2018. As of July 31, 2011, we had outstanding borrowings of $2.1 million under our North Carolina Real Estate Loan.

On April 30, 2010, we entered into a revolving credit facility with SunTrust Bank consisting of a Commercial Note and Agreement to Commercial Note under which SunTrust Bank provides us with a revolving line of credit for our working capital needs (the “Commercial Loan”). The Commercial Loan was due to mature on May 31, 2012. On July 25, 2011, we entered into a binding letter of renewal with SunTrust Bank of the commercial note extending the Commercial Loan to May 31, 2013. Concurrently with the renewal, we also entered into a Fourth Loan Modification Agreement with Valley Bank to amend the definition of ‘SunTrust Debt’ to provide for the extension of the revolver’s maturity date.

The Commercial Loan provides us the ability to borrow an aggregate principal amount at any one time outstanding not to exceed the lesser of (i) $6.0 million, or (ii) the sum of 85% of certain receivables aged 90 days or less plus 35% of the lesser of $1.0 million or certain foreign receivables plus 25% of certain raw materials inventory. Within the Revolving Loan Limit, we may borrow, repay, and reborrow, at any time until May 31, 2013.

Advances under the Commercial Loan accrue interest at the greater of (x) LIBOR plus 2.0%, or (y) 3.0%. Accrued interest on the outstanding principal balance is due on the first day of each month, with all then outstanding principal, interest, fees and costs due at the Commercial Loan Termination Date of May 31, 2013.

In connection with our obtaining the Commercial Loan with SunTrust Bank on April 30, 2010, we entered into a Second Loan Modification Agreement with Valley Bank whereby upon satisfaction and termination of the Amended Revolving Loan, Valley Bank consented to the release of certain collateral used to secure the Amended Revolving Loan, including but not limited to our accounts, deposit accounts, inventory and general intangibles and permitted the existence of the Commercial Loan.

As of July 31, 2011, we had $1.0 million in outstanding borrowings on our Commercial Loan and $5.0 million in available credit.

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

Capital Expenditures

We did not have any material commitments for capital expenditures as of July 31, 2011. During our 2011 fiscal year budgeting process, we included an estimate for capital expenditures for the fiscal year of $2.0 million. This budget includes estimates for capital expenditures for new manufacturing equipment, improvements to existing manufacturing equipment, new information technology equipment and software, upgrades to existing information technology equipment and software, furniture and all other capitalizable expenditures for property, plant and equipment. These expenditures will be funded out of our working capital or borrowings under our credit facilities. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to: the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, current cash flow considerations, and economic conditions in general. Historically, we have spent less than our budgeted capital expenditures in any given year.

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

We typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year. We believe this historical seasonality pattern is generally indicative of an overall trend and reflective of the buying patterns and budgetary cycles of our customers. However, this pattern may be substantially altered during any quarter of our fiscal year by the timing of larger projects, other economic factors impacting our industry or impacting the industries of our customers and end-users and macro-economic conditions. While we believe seasonality may be a factor that impacts our quarterly net sales results, we are not able to reliably predict net sales based on seasonality because these other factors can also substantially impact our net sales patterns during the year.

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

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2010 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2010 Form 10-K did not change during the period from November 1, 2010 through July 31, 2011.

New Accounting Considerations

In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments are intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. ASU 2011-04 is to be applied prospectively upon adoption and is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to have any impact on our results of operations, financial position or liquidity or our related financial statement disclosures.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2011. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2011 and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its common stock for the three months ended July 31, 2011:

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
May 1, 2011 – May 31, 2011	—	—	—	82,805

June 1, 2011 – June 30, 2011	16,700	4.03	16,700	66,105

July 1, 2011 – July 31, 2011	66,105	4.26	66,105	—

(1)	On October 16, 2009, the Company’s Board of Directors approved a plan to purchase and retire up to 325,848 shares of the Company’s common stock, or approximately 5% of the shares then outstanding. At the time the plan was approved, the Company anticipated that the purchases would be made over a 12- to 24-month period unless the entire number of shares expected to be purchased under the plan was sooner acquired. For the three month period ended July 31, 2011, the Company repurchased and retired 82,805 shares of its outstanding common stock. The repurchase, including brokerage and legal fees, for the three month period ended July 31, 2011 totaled approximately $349,000. As of July 31, 2011, the Company completed all of the repurchases under its plan and retired a total of 325,848 of its outstanding common stock. The repurchase of these shares and the costs associated with the repurchase, including brokerage and legal fees totaled $1,271,632. As of July 31, 2011, 6,305,738 shares of the Company’s common stock were outstanding.
(2)	The average price paid per share set forth above includes the purchase price paid for the shares, and brokerage and legal fees paid by the Company. The average purchase price per share (excluding brokerage and legal fees) paid by the Company for the three months ended July 31, 2011 was $4.19.

PART II. OTHER INFORMATION

Item 6. Exhibits

The exhibits listed on the Exhibit Index are filed as part of, and incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: September 12, 2011	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: September 12, 2011	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated May 30, 2008 by and among Optical Cable Corporation, Aurora Merger Corporation, Preformed Line Products Company and Superior Modular Products Incorporated (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 2, 2008).

3.1	Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated herein by reference to Exhibit 1 to the Company’s Form 8-A12G filed with the Commission on November 5, 2001).

3.2	Amended and Restated Bylaws of Optical Cable Corporation. FILED HEREWITH.

4.1	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.2	Rights Agreement dated as of November 2, 2001 (incorporated herein by reference to Exhibit 4 to the Company’s Form 8-A12G filed with the Commission on November 5, 2001).

4.3	Form of certificate representing preferred share purchase right (incorporated herein by reference to Exhibit 5 to the Company’s Form 8-A12G filed with the Commission on November 5, 2001).

4.4	Credit Agreement dated May 30, 2008 by and between Optical Cable Corporation and Superior Modular Products Incorporated as borrowers and Valley Bank as lender in the amount of $17,000,000 consisting of a Revolver in the amount of $6,000,000; Term Loan A in the amount of $2,240,000; Term Loan B in the amount of $6,500,000; and a Capital Acquisitions Term Loan in the amount of $2,260,000 (incorporated herein by reference to Exhibit 4.16 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.5	Credit Line Deed of Trust dated May 30, 2008 between Optical Cable Corporation as Grantor, LeClairRyan as Trustee and Valley Bank as Beneficiary (incorporated herein by reference to Exhibit 4.17 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.6	Deed of Trust, Security Agreement and Fixtures Filing dated May 30, 2008 by and between Superior Modular Products Incorporated as Grantor, LeClairRyan as Trustee and Valley Bank as Beneficiary (incorporated herein by reference to Exhibit 4.18 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.7	Security Agreement dated May 30, 2008 between Optical Cable Corporation and Superior Modular Products Incorporated and Valley Bank (incorporated herein by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.8	Revolving Loan Note in the amount of $6,000,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.20 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.9	Term Loan A Note in the amount of $2,240,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.10	Capital Acquisitions Term Note in the amount of $2,260,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.23 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.11	First Loan Modification Agreement dated February 28, 2010 by and between Optical Cable Corporation and Valley Bank (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 22, 2010).

4.12	Second Loan Modification Agreement dated April 30, 2010 by and between Optical Cable Corporation, for itself and as successor by merger to Superior Modular Products Incorporated, and Valley Bank (incorporated herein by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 filed June 14, 2010).

4.13	Addendum A to Commercial Note dated April 30, 2010 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 4.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 filed June 14, 2010).

4.14	Commercial Note dated April 30, 2010 by and between Optical Cable Corporation and SunTrust Bank in the principal amount of $6,000,000 (incorporated herein by reference to Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 filed June 14, 2010).

4.15	Security Agreement dated April 30, 2010 by Optical Cable Corporation in favor of SunTrust Bank (incorporated herein by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 filed June 14, 2010).

4.16	Agreement to Commercial Note dated April 30, 2010 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 4.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 filed June 14, 2010).

4.17	Amendment No. 1 to the Rights Agreement dated as of November 2, 2001 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 21, 2010).

4.18	Third Loan Modification Agreement dated April 22, 2011 by and between Optical Cable Corporation, for itself and as successor by merger to Superior Modular Products Incorporated, and Valley Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2011).

4.19	Binding Letter of Renewal dated July 25, 2011 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 26, 2011).

4.20	Fourth Loan Modification Agreement dated July 25, 2011 by and between Optical Cable Corporation, for itself and as successor by merger to Superior Modular Products Incorporated, and Valley Bank (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated July 26, 2011).

10.1*	Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated by reference to Exhibit 10.1 to our Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 filed March 18, 2003 (file number 0-27022)). Superseded by amended and restated employment agreement dated as of April 11, 2011 and included as exhibit 10.28 hereto.

10.2*	Employment Agreement dated December 10, 2004 by and between Optical Cable Corporation and Tracy G. Smith (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2005 (file number 0-27022)). Superseded by amended and restated employment agreement dated as of April 11, 2011 and included as exhibit 10.27 hereto.

10.3*	Employment Agreement by and between Optical Cable Corporation as successor in interest to Superior Modular Products Incorporated and William R. Reynolds effective May 30, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2008 filed September 15, 2008 (file number 0-27022)).

10.4*	Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-8 No. 333-09433 filed August 2, 1996).

10.5*	Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.6*	Form of award agreement under the Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2004 filed January 26, 2005).

10.7*	Optical Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.8*	Form of time vesting award agreement under the Optical Cable Corporation 2005 and 2011 Stock Incentive Plans (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006 filed June 14, 2006).

10.9*	Form of stock performance vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006 filed June 14, 2006).

10.10*	Amendment No. 1 dated December 31, 2008 to Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 6, 2009). Superseded by amended and restated employment agreement dated as of April 11, 2011 and included as exhibit 10.28 hereto.

10.11*	Amendment No. 1 dated December 31, 2008 to Employment Agreement by and between Optical Cable Corporation and Tracy G. Smith effective December 10, 2004 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 6, 2009). Superseded by amended and restated employment agreement dated as of April 11, 2011 and included as exhibit 10.27 hereto.

10.12*	Amendment No. 1 dated December 31, 2008 to Employment Agreement by and between Optical Cable Corporation as successor in interest to Superior Modular Products Incorporated and William R. Reynolds effective May 30, 2008 (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 6, 2009).

10.13*	Form of operational performance (Company financial performance measure) vesting award agreement under the Optical Cable Corporation 2005 and 2011 Stock Incentive Plans (incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2009 filed June 12, 2009).

10.14	Notice of Exercise of Warrant by the Company to purchase 98,741 shares of common stock of Applied Optical Systems, Inc. dated October 30, 2009 (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.15	Stock Purchase Agreement dated October 31, 2009 by and among the Company, as buyer and G. Thomas Hazelton, Jr. and Daniel Roehrs as sellers (incorporated herein by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.16*	Employment agreement dated October 31, 2009, between Applied Optical Systems, Inc. and G. Thomas Hazelton, Jr. (incorporated herein by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.17*	Employment agreement dated October 31, 2009, between Applied Optical Systems, Inc. and Daniel Roehrs (incorporated herein by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.18	Buy-Sell Agreement dated October 31, 2009, by and between G. Thomas Hazelton, Jr., as guarantor, and the Company (incorporated herein by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.19	Buy-Sell Agreement dated October 31, 2009, by and between Daniel Roehrs, as guarantor, and the Company (incorporated herein by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.20	Indemnification Agreement dated October 31, 2009, between the Company and Applied Optical Systems, Inc. (incorporated herein by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.21	Supplemental Agreement dated October 31, 2009, by and among the Company, as buyer, Applied Optical Systems, Inc., George T. Hazelton Family Trust, G. Thomas Hazelton, Jr., and Daniel Roehrs (incorporated herein by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.22	Termination Agreement dated October 31, 2009, by and among Applied Optical Systems, Inc., the Company, as lender, and G. Thomas Hazelton, Jr. and Daniel Roehrs (incorporated herein by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.23	Warrant Exercise Agreement between the Company and Applied Optical Systems, Inc. dated October 30, 2009 (incorporated herein by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.24	Redemption Agreement by and between Optical Cable Corporation and BB&T Capital Markets dated November 17, 2009 (incorporated herein by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2010 filed March 17, 2010).

10.25*	Amended and restated Employment Agreement by and between Optical Cable Corporation and Tracy G. Smith effective April 11, 2011 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 15, 2011).

10.26*	Amended and restated Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective April 11, 2011 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 15, 2011).

11.1	Statement regarding computation of per share earnings (incorporated by reference to note 8 of the Condensed Notes to Condensed Consolidated Financial Statements contained herein).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at July 31, 2011 and October 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended July 31, 2011 and 2010, (iii) Condensed Consolidated Statement of Shareholders’ Equity for the nine months ended July 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2011 and 2010, and (v) Condensed Notes to Condensed Consolidated Financial Statements. FURNISHED HEREWITH (not filed).

*	Management contract or compensatory plan or agreement.