Form 10-K
period 2011-10-31
OPTICAL CABLE CORP
filed 2012-01-26
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

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

Large accelerated filer ☐	Non-accelerated filer ☐	Accelerated filer ☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock, no par value, held by non-affiliates of the registrant (without admitting any person whose shares are not included in determining such value is an affiliate) as of April 30, 2011, the last business day of the Company’s most recent second quarter was $25,103,918 based upon the closing price of these shares as reported by the Nasdaq Global Market on April 30, 2011.

As of January 20, 2012, the Company had outstanding 6,287,761 common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report filed as Exhibit 13.1 to this report on Form 10-K are incorporated by reference in Part II of this Form 10-K Report: “Corporate Information,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” and “Report of Independent Registered Public Accounting Firm.” In addition, portions of the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K Report: “Election of Directors,” “Beneficial Ownership of Securities,” “Compensation of Executive Officers,” “Compensation of Directors,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “Code of Ethics,” “Executive Compensation,” “Beneficial Ownership of Securities,” “Equity Compensation Plans Information,” “Certain Relationships and Related Transactions,” “Independent Registered Public Accounting Firm,” and “Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Registered Public Accounting Firm.”

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

OCC® is internationally recognized for pioneering the design and production of fiber optic cables for the most demanding military field applications, as well as of fiber optic cables suitable for both indoor and outdoor use, and creating a broad product offering built on the evolution of these fundamental technologies. OCC® is also internationally recognized for its role in establishing copper connectivity data communications standards, through its innovative and patented technologies.

OCC primarily manufactures its fiber optic cables at its ISO 9001:2008 registered and MIL-STD-790F certified facility located in Roanoke, Virginia, its commercial connectivity products at its ISO 9001:2008 registered facility located near Asheville, North Carolina, and its military and harsh environment connectivity products and systems at its ISO 9001:2008 registered and MIL-STD-790F certified facility located near Dallas, Texas.

Our Asheville team develops copper and fiber passive connectivity hardware components for use in the enterprise market, including a broad range of commercial and residential applications. The products manufactured at our facility near Asheville, North Carolina are marketed and sold under the names Optical Cable Corporation and OCC by our integrated sales team.

Our Dallas team designs, develops and manufactures a broad range of specialty fiber optic connectors and connectivity solutions primarily for use in military and other harsh environment applications. OCC markets and sells the products manufactured at our facility near Dallas, Texas under the names Optical Cable Corporation and OCC by our integrated sales team.

OCC’s product offerings are exceptionally complementary and are used together by customers and end-users as part of integrated cabling and connectivity systems.

Additionally, Optical Cable Corporation owns 70% of the authorized membership interests of Centric Solutions LLC (“Centric Solutions”). Centric Solutions is a start-up business founded in 2008 to provide turnkey cabling and connectivity solutions for the datacenter market. Centric Solutions operates and goes to market separately from Optical Cable Corporation, however, in some cases, Centric Solutions may include products supplied by Optical Cable Corporation in its product offering.

Optical Cable Corporation, OCC®, Superior Modular Products, SMP Data Communications, Applied Optical Systems, and associated logos are trademarks of Optical Cable Corporation.

Products

Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) is a leading manufacturer of a broad range of fiber optic and copper data communication cabling and connectivity solutions primarily for the enterprise market (or non-carrier market), offering an integrated suite of high quality, warranted products which operate as a system solution or seamlessly integrate with other providers’ offerings. OCC’s product offerings include designs for uses ranging from commercial, enterprise network, datacenter, residential and campus installations to customized products for specialty applications and harsh environments, including military, industrial, mining and broadcast applications. OCC products include fiber optic and copper cabling, fiber optic and copper connectors, specialty fiber optic and copper connectors, fiber optic and copper patch cords, racks, cabinets, datacom enclosures, fiber optic and copper patch panels, face plates, multi-media boxes, wireless distributed antennae systems and other cable and connectivity management accessories. Our products are designed to meet the most demanding needs of end-users, delivering a high degree of reliability and outstanding performance characteristics.

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

Our product line is diverse and versatile, in keeping with evolving application needs of customers within our markets. Our tight-buffered fiber optic cables address the needs of multiple uses ranging from the enterprise market; in particular, commercial, enterprise network, data center, residential and campus installations to specialty and harsh environment markets including military, industrial, mining and broadcast applications, and to a lesser extent the access market. We believe that we offer the most comprehensive tight-buffered fiber optic cable product offering for the enterprise market.

We produce fiber optic cables for specialized installations, including various hybrid and composite cables and cables with specialty fibers. We can armor fiber optic cables for additional protection in certain installations. We offer cables suitable for underground or overhead installations. For overhead installations, we offer several self-supporting fiber optic cables including aerial messenger cables which feature self-supporting messengered construction. We have fiber optic cables available in various flammability ratings. We offer various hybrid and composite fiber optic cables combining different types of optical fiber and/or copper wires, with copper wires being used as power feeds or to facilitate the transition from copper wire to optical fiber-based systems without further installation of fiber optic cables. Our composite cables include a line of security cables which combine copper power feeds with optical fiber in the cables making them particularly well suited for surveillance cameras and other specialty applications. We also offer specialty fiber optic cables, such as for use in military ground tactical, industrial (including tray cables), mining, deployable broadcast, oil and gas, festoon, pierside and high density datacenter applications. Our product offering further includes fiber optic cables complying with or certified to various standards for specialty applications, such as: U.S. Department of Defense MIL-PRF-85045/8A and U.K. Ministry of Defence Def-Stan 60-1, Part 3 qualifications for military ground tactical fiber optic cable; Det Norske Veritas (DNV) type approval certificate for marine shipboard and offshore platform applications; U.S. Mine Safety and Health Administration (MSHA) approval for use in mines; and American Bureau of Shipping (ABS) type approved cables. We also offer our customers a variety of customized constructions to meet their specific communication needs.

Further information regarding OCC’s fiber optic cable products is available on the Internet at www.occfiber.com.

Copper Datacom Cable Products

We market and sell a wide range of high quality copper datacom cables, including unshielded twisted pair (UTP) and shielded twisted pair (U/FTP constructions), in Category 5e, Category 6 and Category 6A performance ratings, in riser and plenum configurations, and in various colors. The addition of copper datacom cables enables OCC to offer our customers an end-to-end solution for copper network installations.

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

The following summarizes the major types of fiber optic and copper passive enterprise connectivity products and their attributes; however, we produce many other types of connectivity products as well:

Fiber Optic Connectivity Products. Our fiber optic connectivity products provide a wide range of fiber distribution solutions for the equipment room, the telecommunication closet, the datacenter and the workstation. Our product offering includes fiber optic wall mount, cabinet mount and rack mount enclosures, pre-terminated fiber optic enclosures, fiber optic connectors, splice trays, fiber optic jumpers, plug and play cassette modules, pre-terminated fiber optic cable assemblies, adapters, and accessories.

Copper Connectivity Products. Our copper enterprise connectivity products offer customers a complete line of copper connectivity components necessary for the equipment room, the telecommunications closet, the datacenter and the workstation. Our product offering includes: category compliant plugs and jacks (including products with patented circuit board technology and products in a standard keystone or proprietary bezel configuration), patch cords, faceplates, surface mounted boxes, distribution and multi-media boxes, copper rack mount and wall mount patch panels, cable assemblies, cable organizers, and other wiring products. OCC provides products compliant with Category 6A, 6 and 5e standards, shielded and unshielded products, and products suitable for certain Telco applications. Our product offering also includes patented technologies with unique features.

Cabinets, Racks and Enclosures. We offer a complete array of high-performance network, data storage and telecommunications management systems for commercial and residential use. Our product line includes data cabinets, wall-mount enclosures, horizontal and vertical cable management systems and open frame relay racks. These products meet the demands of all network segments including LAN, WAN, Metro co-location, POPs and Gateways. Our products serve the equipment, cross-connect and termination needs for copper, fiber optic and coaxial multi-media applications.

Residential Products. Our product offering includes a comprehensive line of high-quality wiring products comprised of various enclosures, modules and modular outlets designed for single dwelling and multiple dwelling residential use. By utilizing our products, customers obtain a convenient method for networking, customizing and distributing all of the electronic services in the home including voice, data, video, audio and security, all managed from one central location.

Wireless Systems. OCC’s patent-pending Cellular Distribution System® (“CDS”) is a signal booster system designed to provide a simple solution for eliminating in-building cellular dead zones. The CDS kit improves localized cellular coverage within a building that experiences low signal strength where service provider coverage is acceptable at a nearby outdoor location. The CDS solution applies structured cabling concepts to support wireless communications within a building, using newly installed coaxial cable to distribute wireless signals. This is accomplished using a unique Distributed Antenna Technology.

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

Competitive Business Conditions, Positions in the Industry and Methods of Competition

The market for fiber optic and copper data communications cables and connectivity products for the enterprise market and other short- to moderate-distance markets are highly competitive. Our fiber optic cable product lines compete with products of large, integrated fiber optic cable manufacturers such as Corning Cabling Systems, General Cable, Belden, Nexans (doing business as Berk-Tek), CommScope and others. Our copper cable product lines compete with products of large copper cable manufacturers such as General Cable, Belden, Nexans (doing business as Berk-Tek), CommScope and others. Our fiber optic and copper connectivity product lines compete with products of large fiber optic and copper connectivity manufacturers such as CommScope (including its Systimax product lines), Corning Cabling Systems, Leviton, Ortronics/Legrand, Panduit and others. Our military and harsh environment connectivity product lines compete with products of Amphenol and others.

Some of our competitors are more established, benefit from greater market recognition and have much greater financial, research and development, production and marketing resources than we do. Competition could increase if new companies enter the market or if existing competitors expand their product lines.

Compliance with Environmental Laws

We are not aware of any material violations at our facilities of any local, state or federal environmental laws. We have not incurred any material expenditures related to environmental compliance during our 2011 fiscal year. We believe that we have materially complied with all applicable environmental regulations.

Research and Development Activities

Research and development costs totaled $1.1 million, $1.0 million and $1.2 million for the fiscal years ended October 31, 2011, 2010 and 2009, respectively. Our research and development costs related to work performed in connection with our enterprise connectivity product lines. The product development work with respect to our fiber optic cable products and our applied interconnect systems products is generally performed in response to customer product development requests and is characterized as engineering expense allocated to costs of goods sold and selling, general and administrative expenses, rather than characterized as research and development costs.

Customers

We have a global customer base, selling in over 50 countries in fiscal year 2011. The following is a partial list of representative types of end-users of our fiber optic cables and copper and fiber optic connectivity products:

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

•

Educational Institutions. Colleges, universities, high schools and grade schools are installing and improving their networks for higher data transmission speeds, as well as using data communications solutions to support interactive learning systems.

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

Employees

As of October 31, 2011, we employed a total of 340 persons (excluding independent sales representatives and firms and employees of Centric Solutions). None of our employees is represented by a labor union. We have experienced no work stoppages and we continue to take steps we believe appropriate to ensure our employee relations are good.

Item 1A. RISK FACTORS

Not required for a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended.

Certain risk factors that may adversely affect the Company, the Company’s future results of operations and future financial condition, and future market valuation of the Company are mentioned under “Forward-Looking Information” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report for the fiscal year ended October 31, 2011 (filed as Exhibit 13.1 to this report on Form 10-K), and in our Quarterly Reports on Form 10-Q. Such disclosures do not purport to fully comply with the requirements set forth in Item 1A of the Annual Report on Form 10-K.

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

We lease our facility near Dallas, Texas (in Plano, Texas). Our Dallas facility houses administrative offices, our applied interconnect systems manufacturing and testing operations and warehouse space. Our Dallas facility is located in an industrial complex of suites. The space leased, which was increased during fiscal year 2011, is approximately 34,000 square feet.

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

Item 3. LEGAL PROCEEDINGS

Applied Optical Systems, Inc. (“AOS”), a wholly owned subsidiary of the Company since October 31, 2009, has been the defendant in a patent infringement lawsuit brought by Amphenol Fiber Systems International (“AFSI”) in November of 2006 in the U.S. District Court for the Eastern District of Texas, Marshall Division, styled Fiber Systems International, Inc. v. Applied Optical Systems, Inc., Civil Action No. 2:06-cv-473.

In the lawsuit, AFSI alleged that certain AOS fiber optic connector designs infringed on AFSI’s TFOCA-II® connector design under U.S. Patent No. 6,305,849. AOS asserted various counterclaims against AFSI for fraud, negligent misrepresentation, unfair competition, inequitable conduct and antitrust violations.

The U.S. District Court ruled in 2009 that two AOS fiber optic connector designs that were at issue in the suit did not infringe on the AFSI patent as a matter of law. A jury then determined that another of the AOS fiber optic connector designs that was the subject of the suit did not infringe on the AFSI patent. In August 2010, the U.S. District Court entered a final judgment in favor of AOS on the patent infringement claims; and in favor of AFSI on AOS’s counterclaims and the validity of AFSI’s patent. After rulings on various post-trial motions, both AFSI and AOS filed notices of appeal.

For further information regarding the settlement of the lawsuit, executed after the Company’s October 31, 2011 fiscal year end, please see Item 9B “Other Information”.

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

Item 4. (REMOVED AND RESERVED)

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information pertaining to shareholders beneficially owning more than five percent of the Company’s common stock and the security ownership of management, which is set forth under the caption “Beneficial Ownership of Securities” in the Proxy Statement for the 2012 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

Issuer Purchases of Equity Securities

On October 16, 2009, the Company’s Board of Directors approved a plan to purchase and retire up to 325,848 shares of the Company’s common stock, or approximately 5% of the shares then outstanding. As of October 31, 2011, the Company had completed its plan and repurchased and retired a total of 325,848 shares of its outstanding common stock.

The Company’s Board of Directors approved a plan effective November 1, 2011, subsequent to the Company’s 2011 fiscal year end, to purchase and retire up to 200,000 shares of the Company’s common stock, or approximately 3% of the shares then outstanding. The Company anticipates that the purchases will be made over a 12- to 24-month period unless the entire number of shares expected to be purchased under the plan is sooner acquired.

The information contained under the caption “Corporate Information” of our Annual Report for the fiscal year ended October  31, 2011, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA

Not required for a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for the fiscal year ended October 31, 2011, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of October 31, 2011, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information contained under the captions “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” and “Report of Independent Registered Public Accounting Firm” of our Annual Report for the fiscal year ended October  31, 2011, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

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

As of October 31, 2011, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer (principal accounting officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2011.

Management’s Annual Report on Internal Control Over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and include those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management conducted an evaluation of the design and effectiveness of the Company’s system of internal control over financial reporting as of October 31, 2011, based on the framework set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of October 31, 2011, the Company’s internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal controls over financial reporting during the fourth fiscal quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

Subsequent to the Company’s October 31, 2011 fiscal year end, and while the case was on appeal, OCC and AOS executed a confidential settlement agreement with AFSI and Amphenol Corporation (AFSI’s parent company) on November 21, 2011 (see Item 3 “Legal Proceedings” for additional information regarding the Fiber Systems International, Inc. v. Applied Optical Systems, Inc. lawsuit). Pursuant to the terms of the confidential settlement agreement, no cash payments were made by any party. Both the Company and AFSI agreed that AOS’s connector designs did not infringe on AFSI’s patent. As a part of the settlement, both AFSI and AOS have dismissed their appeals.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information with respect to the Directors of the registrant, see “Election of Directors,” “Directors,” and “Executive Officers” in the Proxy Statement for the 2012 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

For information with respect to the executive officers of the registrant, see “Executive Officers” in the Proxy Statement for the 2012 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

The information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, which is set forth under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement for the 2012 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning the Company’s code of ethics that applies to the Company’s principal executive officer and the Company’s senior financial officers required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Code of Ethics.”

Item 11. EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation,” and “Director Compensation” in the Proxy Statement for the 2012 Annual Meeting of Shareholders of the Company is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)		(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:

1996 Stock Incentive Plan	128,265	shares	$7.11	—
2005 Stock Incentive Plan	417,727	shares	$—	27,199	shares
2011 Stock Incentive Plan	32,265	shares	$—	466,190	shares
2004 Non-employee Directors Stock Plan	—	shares	$—	110,480	shares

Total for approved plans	578,257	shares	$1.58	603,869	shares

Non-employee Directors equity compensation not pursuant to a plan approved by security holders	3,123	shares	$7.12	—	shares

Total for all plans	581,380	shares	$1.61	603,869	shares

(1)	Includes restricted shares that are issued and outstanding, but have not yet vested and are subject to forfeiture.

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

The information concerning stock ownership by directors, executive officers and shareholders beneficially owning more than five percent of the Company’s common stock, which is set forth under the caption “Beneficial Ownership of Securities” in the Proxy Statement for the 2012 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning securities authorized for issuance under equity compensation plans required by this Item, pursuant to Item 201(d) of Regulation S-K, is incorporated by reference to the Company’s Proxy Statement under the heading “Equity Compensation Plans Information.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information with respect to certain transactions with management of the Company, which is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement for the 2012 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to certain principal accountant fees and services, which is set forth under the caption “Independent Registered Public Accounting Firm” in the Proxy Statement for the 2012 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning pre-approval policies for audit and non-audit services required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.”

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) List of documents filed as part of this report:

1.	Financial statements: The Company’s consolidated financial statements and related information are hereby incorporated by reference to pages 21 to 47 of the Company’s Annual Report filed as Exhibit 13.1 to this Form 10-K.

2.	Financial statement schedules: All schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes thereto.

3.	Exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K are as follows:

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated May 30, 2008 by and among Optical Cable Corporation, Aurora Merger Corporation, Preformed Line Products Company and Superior Modular Products Incorporated (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 2, 2008).

3.1	Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated herein by reference to Exhibit 1 to the Company’s Form 8-A12G filed with the Commission on November 5, 2001).

3.2	Amended and Restated Bylaws of Optical Cable Corporation (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2011).

4.1	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.2	Rights Agreement dated as of November 2, 2001 (incorporated herein by reference to Exhibit 4 to the Company’s Form 8-A12G filed with the Commission on November 5, 2001). Superseded by Stockholder Protection Rights Agreement dated as of October 28, 2011 and included as Exhibit 4.3 hereto.

4.3	Stockholder Protection Rights Agreement dated as of October 28, 2011, between Optical Cable Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent, including as Exhibit A The Forms of Rights Certificate and Election to Exercise (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-A12G filed with the Commission on November 1, 2011).

4.4	Form of certificate representing preferred share purchase right (incorporated herein by reference to Exhibit 5 to the Company’s Form 8-A12G filed with the Commission on November 5, 2001).

4.5	Credit Agreement dated May 30, 2008 by and between Optical Cable Corporation and Superior Modular Products Incorporated as borrowers and Valley Bank as lender in the amount of $17,000,000 consisting of a Revolver in the amount of $6,000,000; Term Loan A in the amount of $2,240,000; Term Loan B in the amount of $6,500,000; and a Capital Acquisitions Term Loan in the amount of $2,260,000 (incorporated herein by reference to Exhibit 4.16 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.6	Credit Line Deed of Trust dated May 30, 2008 between Optical Cable Corporation as Grantor, LeClairRyan as Trustee and Valley Bank as Beneficiary (incorporated herein by reference to Exhibit 4.17 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.7	Deed of Trust, Security Agreement and Fixtures Filing dated May 30, 2008 by and between Superior Modular Products Incorporated as Grantor, LeClairRyan as Trustee and Valley Bank as Beneficiary (incorporated herein by reference to Exhibit 4.18 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.8	Security Agreement dated May 30, 2008 between Optical Cable Corporation and Superior Modular Products Incorporated and Valley Bank (incorporated herein by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.9	Term Loan A Note in the amount of $2,240,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.10	Term Loan B Note in the amount of $6,500,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.22 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.11	First Loan Modification Agreement dated February 28, 2010 by and between Optical Cable Corporation and Valley Bank (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 22, 2010).

4.12	Second Loan Modification Agreement dated April 30, 2010 by and between Optical Cable Corporation, for itself and as successor by merger to Superior Modular Products Incorporated, and Valley Bank (incorporated herein by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 filed June 14, 2010).

4.13	Addendum A to Commercial Note dated April 30, 2010 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 4.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 filed June 14, 2010).

4.14	Commercial Note dated April 30, 2010 by and between Optical Cable Corporation and SunTrust Bank in the principal amount of $6,000,000 (incorporated herein by reference to Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 filed June 14, 2010).

4.15	Security Agreement dated April 30, 2010 by Optical Cable Corporation in favor of SunTrust Bank (incorporated herein by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 filed June 14, 2010).

4.16	Agreement to Commercial Note dated April 30, 2010 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 4.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 filed June 14, 2010).

4.17	Amendment No. 1 to the Rights Agreement dated as of November 2, 2001(incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 21, 2010). Superseded by Stockholder Protection Rights Agreement dated as of October 28, 2011 and included as Exhibit 4.3 hereto.

4.18	Third Loan Modification Agreement dated April 22, 2011 by and between Optical Cable Corporation, for itself and as successor by merger to Superior Modular Products Incorporated, and Valley Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2011).

4.19	Binding Letter of Renewal dated July 25, 2011 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 26, 2011).

4.20	Fourth Loan Modification Agreement dated July 25, 2011 by and between Optical Cable Corporation, for itself and as successor by merger to Superior Modular Products Incorporated, and Valley Bank (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated July 26, 2011).

10.1*	Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated by reference to Exhibit 10.1 to our Amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003 filed March 18, 2003 (file number 0-27022)). Superseded by amended and restated employment agreement dated as of April 11, 2011 and included as Exhibit 10.26 hereto.

10.2*	Employment Agreement dated December 10, 2004 by and between Optical Cable Corporation and Tracy G. Smith (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2005 (file number 0-27022)). Superseded by amended and restated employment agreement dated as of April 11, 2011 and included as Exhibit 10.25 hereto.

10.3*	Employment Agreement by and between Optical Cable Corporation as successor in interest to Superior Modular Products Incorporated and William R. Reynolds effective May 30, 2008 (incorporated by reference to Exhibit 10.4 to the

Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2008 filed September 15, 2008 (file number 0-27022)).

10.4*	Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-8 No. 333-09433 filed August 2, 1996).

10.5*	Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.6*	Form of award agreement under the Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2004 filed January 26, 2005).

10.7*	Optical Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.8*	Form of time vesting award agreement under the Optical Cable Corporation 2005 and 2011 Stock Incentive Plans (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006 filed June 14, 2006).

10.9*	Form of stock performance vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006 filed June 14, 2006).

10.10*	Amendment No. 1 dated December 31, 2008 to Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective November 1, 2002 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 6, 2009). Superseded by amended and restated employment agreement dated as of April 11, 2011 and included as Exhibit 10.26 hereto.

10.11*	Amendment No. 1 dated December 31, 2008 to Employment Agreement by and between Optical Cable Corporation and Tracy G. Smith effective December 10, 2004 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 6, 2009). Superseded by amended and restated employment agreement dated as of April 11, 2011 and included as Exhibit 10.25 hereto.

10.12*	Amendment No. 1 dated December 31, 2008 to Employment Agreement by and between Optical Cable Corporation as successor in interest to Superior Module Products Incorporated and William R. Reynolds effective May 30, 2008 (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 6, 2009).

10.13*	Form of operational performance (Company financial performance measure) vesting award agreement under the Optical Cable Corporation 2005 and 2011 Stock Incentive Plans (incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2009 filed June 12, 2009).

10.14	Notice of Exercise of Warrant by the Company to purchase 98,741 shares of common stock of Applied Optical Systems, Inc. dated October 30, 2009 (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.15	Stock Purchase Agreement dated October 31, 2009 by and among the Company, as buyer and G. Thomas Hazelton, Jr. and Daniel Roehrs as sellers (incorporated herein by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.16*	Employment agreement dated October 31, 2009, between Applied Optical Systems, Inc. and G. Thomas Hazelton, Jr. (incorporated herein by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.17*	Employment agreement dated October 31, 2009, between Applied Optical Systems, Inc. and Daniel Roehrs (incorporated herein by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.18	Buy-Sell Agreement dated October 31, 2009, by and between G. Thomas Hazelton, Jr., as guarantor, and the Company (incorporated herein by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.19	Buy-Sell Agreement dated October 31, 2009, by and between Daniel Roehrs, as guarantor, and the Company (incorporated herein by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.20	Indemnification Agreement dated October 31, 2009, between the Company and Applied Optical Systems, Inc. (incorporated herein by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.21	Supplemental Agreement dated October 31, 2009, by and among the Company, as buyer, Applied Optical Systems, Inc., George T. Hazelton Family Trust, G. Thomas Hazelton, Jr., and Daniel Roehrs (incorporated herein by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.22	Termination Agreement dated October 31, 2009, by and among Applied Optical Systems, Inc., the Company, as lender, and G. Thomas Hazelton, Jr. and Daniel Roehrs (incorporated herein by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.23	Warrant Exercise Agreement between the Company and Applied Optical Systems, Inc. dated October 30, 2009 (incorporated herein by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.24	Redemption Agreement by and between Optical Cable Corporation and BB&T Capital Markets dated November 17, 2009 (incorporated herein by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2010 filed March 17, 2010).

10.25*	Amended and restated Employment Agreement by and between Optical Cable Corporation and Tracy G. Smith effective April 11, 2011 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 15, 2011).

10.26*	Amended and restated Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective April 11, 2011 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 15, 2011).

11.1	Statement regarding computation of per share earnings (incorporated by reference to note 15 of the Notes to Consolidated Financial Statements contained herein).

13.1	Annual Report. FILED HEREWITH.

21.1	List of Subsidiaries. FILED HEREWITH.

23.1	Consent of Independent Registered Public Accounting Firm. FILED HEREWITH.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended October 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at October 31, 2011 and October 31, 2010, (ii) Consolidated Statements of Operations for the years ended October 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Stockholders’ Equity for the years ended October 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the years ended October 31, 2011, 2010 and 2009, and (v) Notes to Consolidated Financial Statements. FURNISHED HEREWITH (not filed).

*	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTICAL CABLE CORPORATION

Date: January 26, 2012	By:	/S/ NEIL D. WILKIN, JR.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: January 26, 2012	By:	/S/ TRACY G. SMITH
Tracy G. Smith
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of January 26, 2012.

Date: January 26, 2012	/S/ NEIL D. WILKIN, JR.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: January 26, 2012	/S/ RANDALL H. FRAZIER
Randall H. Frazier
Director

Date: January 26, 2012	/S/ JOHN M. HOLLAND
John M. Holland
Director

Date: January 26, 2012	/S/ CRAIG H. WEBER
Craig H. Weber
Director

Date: January 26, 2012	/S/ JOHN B. WILLIAMSON, III
John B. Williamson, III
Director