Form 10-Q
period 2012-01-31
OPTICAL CABLE CORP
filed 2012-03-12
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

As of March 9, 2012, 6,257,929 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Three Months Ended January 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPTICAL CABLE CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	January 31, 2012	October 31, 2011
Assets
Current assets:
Cash	$454,653	$1,091,513
Trade accounts receivable, net of allowance for doubtful accounts of $136,972 at January 31, 2012 and $145,616 at October 31, 2011	9,583,124	10,797,820
Other receivables	453,108	510,714
Income taxes refundable	385,738	434,124
Inventories	17,682,102	16,497,185
Prepaid expenses and other assets	534,259	374,028
Deferred income taxes - current	1,767,951	1,817,807

Total current assets	30,860,935	31,523,191
Property and equipment, net	12,228,035	12,544,465
Intangible assets, net	296,485	295,843
Deferred income taxes - noncurrent	463,181	426,770
Other assets, net	131,337	154,945

Total assets	$43,979,973	$44,945,214

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$193,457	$190,593
Accounts payable and accrued expenses	4,664,878	5,426,467
Accrued compensation and payroll taxes	2,230,698	2,579,865
Income taxes payable	19,276	—

Total current liabilities	7,108,309	8,196,925

Long-term debt, excluding current installments	7,951,517	8,000,311
Other noncurrent liabilities	996,011	1,025,003

Total liabilities	16,055,837	17,222,239

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 6,257,929 shares at January 31, 2012 and 6,287,761 at October 31, 2011	6,914,337	6,771,565
Retained earnings	21,535,737	21,437,609

Total shareholders’ equity attributable to Optical Cable Corporation	28,450,074	28,209,174
Noncontrolling interest	(525,938)	(486,199)

Total shareholders’ equity	27,924,136	27,722,975
Commitments and contingencies

Total liabilities and shareholders’ equity	$43,979,973	$44,945,214

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	January 31,
	2012	2011

Net sales	$17,334,015	$17,712,784
Cost of goods sold	11,183,961	11,287,944

Gross profit	6,150,054	6,424,840

Selling, general and administrative expenses	5,964,852	5,980,919
Royalty income, net	(185,526)	(161,124)
Amortization of intangible assets	33,375	107,702

Income from operations	337,353	497,343

Other expense, net:
Interest expense	(143,701)	(149,957)
Other, net	(1,191)	31,083

Other expense, net	(144,892)	(118,874)

Income before income taxes	192,461	378,469

Income tax expense	39,756	39,309

Net income	$152,705	$339,160

Net loss attributable to noncontrolling interest	(39,739)	(63,151)

Net income attributable to Optical Cable Corporation	$192,444	$402,311

Net income attributable to Optical Cable Corporation per share: Basic and diluted	$0.03	$0.06

Cash dividends declared per common share	$0.015	$0.01

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Three Months Ended January 31, 2012
			Retained Earnings	Total Shareholders’ Equity Attributable to OCC	Noncontrolling Interest	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balances at October 31, 2011	6,287,761	$6,771,565	$21,437,609	$28,209,174	$(486,199)	$27,722,975

Share-based compensation, net	(29,832)	148,242	—	148,242	—	148,242

Common stock dividends declared, $0.015 per share	—	—	(94,316)	(94,316)	—	(94,316)

Reversal of excess tax benefits from share-based compensation	—	(5,470)	—	(5,470)	—	(5,470)

Net income	—	—	192,444	192,444	(39,739)	152,705

Balances at January 31, 2012	6,257,929	$6,914,337	$21,535,737	$28,450,074	$(525,938)	$27,924,136

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	January 31,
	2012	2011
Cash flows from operating activities:
Net income	$152,705	$339,160
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	550,862	691,593
Bad debt expense (recovery)	(8,644)	3,194
Deferred income tax expense (benefit)	13,445	(32,206)
Share-based compensation expense	253,843	180,461
Reversal of excess tax benefits from share-based compensation	5,470	—
(Gain) loss on sale of property and equipment	1,918	(31,800)
(Increase) decrease in:
Trade accounts receivable	1,223,340	56,889
Other receivables	57,606	194,534
Income taxes refundable	48,386	373,090
Inventories	(1,184,917)	(1,322)
Prepaid expenses and other assets	(163,933)	(348,747)
Other assets, net	11,485	1,640
Increase (decrease) in:
Accounts payable and accrued expenses	(763,899)	(626,470)
Accrued compensation and payroll taxes	(349,167)	325,542
Income taxes payable	13,806	46,650
Other noncurrent liabilities	(37,961)	(21,298)

Net cash provided by (used in) operating activities	(175,655)	1,150,910

Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(207,331)	(292,915)
Investment in intangible assets	(34,017)	(13,481)
Proceeds from sale of property and equipment	80	31,800

Net cash used in investing activities	(241,268)	(274,596)

Cash flows from financing activities:
Payroll taxes withheld and remitted on share-based payments	(105,601)	(187,897)
Principal payments on long-term debt and note payable to bank	(45,930)	(742,283)
Repurchase of common stock	—	(30,974)
Reversal of excess tax benefits from share-based compensation	(5,470)	—
Common stock dividends paid	(62,936)	(62,802)

Net cash used in financing activities	(219,937)	(1,023,956)

Net decrease in cash	(636,860)	(147,642)

Cash at beginning of period	1,091,513	2,522,058

Cash at end of period	$454,653	$2,374,416

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2012

(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2012 are not necessarily indicative of the results for the fiscal year ending October 31, 2012 because the following items, among other things, may impact those results: changes in market conditions, seasonality, changes in technology, competitive conditions, ability of management to execute its business plans, as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

(2)	Stock Option Plan and Other Share-Based Compensation

As of January 31, 2012, there were approximately 467,000 and 56,000 remaining shares available for grant under the Optical Cable Corporation 2011 Stock Incentive Plan and the Optical Cable Corporation 2005 Stock Incentive Plan, respectively.

Share-based compensation expense for employees and Non-employee Directors recognized in the condensed consolidated statements of income for the three months ended January 31, 2012 and 2011 was $253,843 and $180,461, respectively, and was entirely related to expense recognized in connection with the vesting of restricted stock awards.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2012

(Unaudited)

Stock option activity during the three months ended January 31, 2012 is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term (in years)

Outstanding and exercisable at October 31, 2011	131,388	$7.11	0.34

Forfeited	—	—	—

Outstanding and exercisable at January 31, 2012	131,388	$7.11	0.09

Restricted Stock Awards

The Company has granted, and anticipates granting from time to time, restricted stock awards subject to approval by the Compensation Committee of the Board of Directors.

Restricted stock award activity during the three months ended January 31, 2012 consisted of 29,832 restricted shares withheld for taxes in connection with the vesting of restricted shares.

As of January 31, 2012, the maximum amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will have to recognize over a 3.0 year weighted-average period is approximately $1.3 million.

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the three months ended January 31, 2012 and 2011 follows:

	Three Months Ended
	January 31,
	2012	2011

Balance at beginning of period	$145,616	$120,450
Bad debt expense (recovery)	(8,644)	3,194
Losses charged to allowance	—	(2,735)

Balance at end of period	$136,972	$120,909

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2012

(Unaudited)

(4)	Inventories

Inventories as of January 31, 2012 and October 31, 2011 consist of the following:

	January 31,	October 31,
	2012	2011

Finished goods	$5,661,015	$5,572,296
Work in process	3,114,043	3,301,168
Raw materials	8,666,840	7,364,043
Production supplies	240,204	259,678

Total	$17,682,102	$16,497,185

(5)	Product Warranties

As of January 31, 2012 and October 31, 2011, the Company’s accrual for estimated product warranty claims totaled $158,000 and $175,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense for the three months ended January 31, 2012 and 2011 totaled $17,732 and $54,075, respectively.

The following table summarizes the changes in the Company’s accrual for product warranties during the three months ended January 31, 2012 and 2011:

	Three Months Ended
	January 31,
	2012	2011

Balance at beginning of period	$175,000	$170,000
Liabilities accrued for warranties issued during the period	68,719	65,346
Warranty claims and costs paid during the period	(34,732)	(14,075)
Changes in liability for pre-existing warranties during the period	(50,987)	(11,271)

Balance at end of period	$158,000	$210,000

(6)	Long-term Debt and Note Payable to Bank

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2012

(Unaudited)

On April 22, 2011, the Company and Valley Bank entered into a Third Loan Modification Agreement (the “Agreement”) to the Credit Agreement dated May 30, 2008 entered into between the Company, Superior Modular Products Incorporated and Valley Bank. Under the Agreement, the interest rate and the applicable repayment installments of the Virginia Real Estate Loan and the North Carolina Real Estate Loan were revised and the maturity date of the loans was extended. The fixed interest rate of the two term loans was lowered to 5.85% from 6.0%, and the maturity date of the loans was extended from June 1, 2013 to April 30, 2018.

Long-term debt as of January 31, 2012 and October 31, 2011 consists of the following:

	January 31, 2012	October 31, 2011
Virginia Real Estate Loan ($6.5 million original principal) payable in monthly installments of $41,686, including interest (at 5.85%), with final payment of $5,035,789 due April 30, 2018	$6,057,475	$6,091,633
North Carolina Real Estate Loan ($2.24 million original principal) payable in monthly installments of $14,366, including interest (at 5.85%), with final payment of $1,735,410 due April 30, 2018	2,087,499	2,099,271

Total long-term debt	8,144,974	8,190,904
Less current installments	193,457	190,593

Long-term debt, excluding current installments	$7,951,517	$8,000,311

On April 30, 2010, the Company and SunTrust Bank entered into a revolving credit facility consisting of a Commercial Note and Agreement to Commercial Note under which SunTrust Bank provides the Company with a revolving line of credit for the working capital needs of the Company (the “Commercial Loan”).

The Commercial Loan was originally due to mature on May 31, 2012. On July 25, 2011, the Company entered into a binding letter of renewal with SunTrust Bank of the commercial note extending the maturity date of the Commercial Loan to May 31, 2013. Concurrently with the renewal, the Company also entered into a Fourth Loan Modification Agreement with Valley Bank to amend the definition of ‘SunTrust Debt’ to provide for the extension of the revolver’s maturity date.

The Commercial Loan provides the Company the ability to borrow an aggregate principal amount at any one time outstanding not to exceed the lesser of (i) $6.0 million, or (ii) the sum of 85% of certain receivables aged 90 days or less plus 35% of the lesser of $1.0 million or certain foreign receivables plus 25% of certain raw materials inventory. Within the Revolving Loan Limit, the Company may borrow, repay and reborrow, at any time from time to time until May 31, 2013.

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

Three Months Ended January 31, 2012

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

As of January 31, 2012, the Company had no outstanding borrowings on its Commercial Loan; however, the Company did have an outstanding trade letter of credit in the amount of $41,124. The terms of the Commercial Loan specify that letters of credit reduce availability under the Commercial Loan; therefore, the Company had approximately $6.0 million in available credit as of January 31, 2012.

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

The carrying amounts reported in the condensed consolidated balance sheets as of January 31, 2012 and October 31, 2011 for cash, trade accounts receivable, other receivables, accounts payable and accrued expenses, including accrued compensation and payroll taxes and the current installments of long-term debt approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s note payable to bank and long-term debt, excluding current installments, approximates the fair value based on similar long-term debt issues available to the Company as of January 31, 2012 and October 31, 2011. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2012

(Unaudited)

The following is a reconciliation of the numerators and denominators of the net income per share computations for the periods presented:

Three months ended January 31, 2012	Net income attributable to OCC (numerator)	Shares (denominator)	Per share amount

Basic net income per share	$192,444	6,287,761	$0.03

Effect of dilutive stock options	—	—

Diluted net income per share	$192,444	6,287,761	$0.03

Three months ended January 31, 2011	Net income attributable to OCC (numerator)	Shares (denominator)	Per share amount

Basic net income per share	$402,311	6,258,713	$0.06

Effect of dilutive stock options	—	—

Diluted net income per share	$402,311	6,258,713	$0.06

Stock options that could potentially dilute net income per share in the future that were not included in the computation of diluted net income per share (because to do so would have been antidilutive for the periods presented) totaled 131,388 and 165,639 for the three months ended January 31, 2012 and 2011, respectively.

Unvested shares as of January 31, 2012 and 2011, totaling 313,146 and 295,199, respectively, were included in the computation of basic and diluted net income per share for the three months ended January 31, 2012 and 2011 (because to exclude such shares would have been antidilutive, or in other words, excluding such shares would have increased net income per share).

(9)	Shareholders’ Equity

Effective November 1, 2011, the Company’s Board of Directors approved a plan to purchase and retire up to 200,000 shares of the Company’s common stock, or approximately 3% of the shares then outstanding. The Company anticipates that the purchases will be made over a 12- to 24-month period unless the entire number of shares expected to be purchased under the plan is sooner acquired. As of January 31, 2012, no shares have been purchased under the plan, and 6,257,929 shares of the Company’s common stock were outstanding.

On January 13, 2012, the Company declared a quarterly cash dividend of $0.015 per share on its common stock totaling $94,316. This amount is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of January 31, 2012.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2012

(Unaudited)

(10)	Segment Information and Business and Credit Concentrations

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of January 31, 2012 and October 31, 2011 have been adequately provided for in the condensed consolidated financial statements.

No single customer accounted for more than 10% of the Company’s consolidated net sales during the three months ended January 31, 2012 and 2011.

For the three months ended January 31, 2012 and 2011, approximately 73% and 72%, respectively, of consolidated net sales were from customers in the United States, and approximately 27% and 28%, respectively, were from customers outside of the United States. No one country outside of the United States accounted for more than 10% of the Company’s consolidated net sales during the three months ended January 31, 2012. For the three months ended January 31, 2011, 11.5% of consolidated net sales were attributable to one country outside of the United States.

The Company has a single reportable segment for purposes of segment reporting, exclusive of Centric Solutions LLC (“Centric Solutions”). For the three months ended January 31, 2012, Centric Solutions generated revenues totaling $382,856 and incurred operating losses of $166,135. For the three months ended January 31, 2011, Centric Solutions generated revenues totaling $19,598 and incurred operating losses of $264,008. Total assets of Centric Solutions of approximately $460,000 (net of intercompany amounts) are included in the total consolidated assets of the Company as of January 31, 2012.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2012

(Unaudited)

While the case was on appeal, OCC and AOS executed a confidential settlement agreement with AFSI and Amphenol Corporation (AFSI’s parent company) on November 21, 2011. Pursuant to the terms of the confidential settlement agreement, no cash payments were made by any party. Both the Company and AFSI agreed that AOS’s connector designs did not infringe on AFSI’s patent. As a part of the settlement, both AFSI and AOS have dismissed their appeals.

From time to time, the Company is involved in other various claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

(12)	New Accounting Standards Not Yet Adopted

In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments are intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 is to be applied prospectively upon adoption and is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to have any impact on the Company’s results of operations, financial position or liquidity or its related financial statement disclosures.

There are no other new accounting standards issued, but not yet adopted by the Company, which are expected to materially impact the Company’s financial position, operating results or financial statement disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to known and unknown variables, uncertainties, contingencies and risks that may cause actual events or results to differ materially from our expectations, and such variables, uncertainties, contingencies and risks may also adversely affect Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”), the Company’s future results of operations and future financial condition, and/or the future equity value of the Company. Factors that could cause or contribute to such differences from our expectations or could adversely affect the Company include, but are not limited to, the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate and/or government spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber, copper, gold and other precious metals, and plastics and other materials affected by petroleum product pricing); fluctuations in transportation costs; our dependence on customized equipment for the manufacture of our products and a limited number of production facilities; our ability to protect our proprietary manufacturing technology; our ability to replace royalty income as existing patented and licensed products expire by developing and licensing new products; market conditions influencing prices or pricing; our dependence on a limited number of suppliers; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in regulatory reviews and audits and potential regulatory reviews and audits; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences for competing technologies, relative to our product offering; economic conditions that affect the telecommunications sector, certain technology sectors or the economy as a whole; changes in demand for our products from certain competitors for which we provide private label connectivity products; terrorist attacks or acts of war, and any current or potential future military conflicts; changes in the level of military spending or other spending by the United States government; ability to retain key personnel; inability to recruit needed personnel; poor labor relations; the impact of changes in accounting policies and related costs of compliance, including changes by the Securities and Exchange Commission (SEC), the Public Company Accounting Oversight Board (PCAOB), the Financial Accounting Standards Board (FASB), and/or the International Accounting Standards Board (IASB); our ability to continue to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; the impact of changes and potential changes in federal laws and regulations adversely affecting our business and/or which result in increases in our direct and indirect costs, including our direct and indirect costs of compliance with such laws and regulations; the impact of the Patient Protection and Affordable Care Act of 2010, the Health Care and Education Reconciliation Act of 2010, and any revisions to those acts that apply to us and the related legislation and regulation associated with those acts, which directly or indirectly results in increases to our costs; the impact of changes in state or federal tax laws and regulations increasing our costs; the impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, making investments in or with, and/or acquiring parties that compete with and/or have conflicts with our customers; voluntary or involuntary delisting of the Company’s capital stock from any exchange on which it is traded; the deregistration by the Company from SEC reporting requirements, as a result of the small number of holders of the Company’s capital stock; adverse reactions by customers, vendors or other service providers to unsolicited proposals regarding the ownership or management of the Company; the additional costs of considering and possibly defending our position on such unsolicited proposals; impact of weather or natural disasters in the areas of the world in which we operate, market our products and/or acquire raw materials; an increase in the number of the Company’s capital stock issued and outstanding; economic downturns and/or changes in market demand, exchange rates, productivity, or market and economic conditions in the areas of the world in which we operate and market our products; and our success in managing the risks involved in the foregoing.

We caution readers that the foregoing list of important factors is not exclusive. Furthermore, we incorporate by reference those factors included in current reports on Form 8-K, and/or in our other filings.

Dollar amounts presented in the following discussion have been rounded to the nearest hundred thousand, except in the case of amounts less than one million and except in the case of the table set forth in the “Results of Operations” section, the amounts in which both cases have been rounded to the nearest thousand.

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

Our Asheville team designs and manufactures fiber and copper connectivity products for the commercial market, including a broad range of commercial and residential applications. We refer to these products as our enterprise connectivity product offering.

Our Dallas team designs, develops and manufactures a broad range of specialty fiber optic connectors and connectivity solutions primarily for use in military and other harsh environment applications. We refer to these products as our applied interconnect systems product offering. We market and sell the products manufactured at our Dallas facility by our wholly owned subsidiary Applied Optical Systems, Inc. (“AOS”) under the names Optical Cable Corporation and OCC through the efforts of our integrated sales team.

Additionally, Optical Cable Corporation owns 70% of the authorized membership interests of Centric Solutions LLC (“Centric Solutions”). Centric Solutions is a business founded in 2008 to provide turnkey cabling and connectivity solutions for the datacenter market. Centric Solutions operates and goes to market independently from Optical Cable Corporation, however, in some cases, Centric Solutions may offer products from OCC’s product offering.

Optical Cable Corporation, OCC®, Superior Modular Products, SMP Data Communications, Applied Optical Systems, and associated logos are trademarks of Optical Cable Corporation.

Summary of Company Performance for First Quarter 2012

•	Consolidated net sales for the first quarter of fiscal year 2012 decreased slightly, by 2.1% to $17.3 million compared to consolidated net sales of $17.7 million for the same period last year.

•	Gross profit also decreased slightly, by 4.3% to $6.2 million for the first quarter of fiscal year 2012 compared to $6.4 million for the same period last year.

•

We reported net income attributable to OCC of $192,000, or $0.03 per share, during the first quarter of fiscal year 2012, compared to net income attributable to OCC of $402,000, or $0.06 per share, for the comparable period last year.

•	In January 2012, OCC increased its regular quarterly dividend rate to $0.015 per share per quarter, implying an annual dividend rate of $0.06 per share.

Results of Operations

We sell our products internationally and domestically through our sales force to our customers, which include major distributors, regional distributors, various smaller distributors, original equipment manufacturers and value-added resellers. All of our sales to customers outside of the United States are denominated in U.S. dollars. We can experience fluctuations in the percentage of net sales to customers outside of the United States from period to period based on the timing of large orders, coupled with the impact of increases and decreases in sales to customers in the United States.

Net sales consist of gross sales of products less discounts, refunds and returns. Revenue is recognized at the time of product shipment or delivery to the customer (including distributors) provided that the customer takes ownership and assumes risk of loss (based on shipping terms), collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Our customers generally do not have the right of return unless a product is defective or damaged and is within the parameters of the product warranty in effect for the sale.

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

Amortization of intangible assets consists of the amortization of developed technology acquired in the acquisition of SMP Data Communications on May 30, 2008 and the amortization of intellectual property and customer list acquired in the acquisition of AOS on October 31, 2009. Amortization of intangible assets is calculated using an accelerated method and the straight line method over the estimated useful lives of the intangible assets.

Other income (expense), net consists of interest expense and other miscellaneous income and expense items not directly attributable to our operations.

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended
	January 31
	2012	2011	Percent Change

Net sales	$17,334,000	$17,713,000	(2.1	) %
Gross profit	6,150,000	6,425,000	(4.3)
SG&A expenses	5,965,000	5,981,000	(0.3)
Net income attributable to OCC	192,000	402,000	(52.2)

Net Sales

Consolidated net sales for the first quarter of fiscal year 2012 decreased slightly, by 2.1% to $17.3 million compared to net sales of $17.7 million for the same period last year. We experienced an increase in net sales during the first quarter of fiscal year 2012 in our commercial markets compared to the same period last year, but this increase was offset by decreases in net sales in our specialty markets. Net sales to customers in the United States decreased slightly in the first quarter of fiscal year 2012 compared to the same period last year, and net sales to customers outside of the United States decreased 6.3%. We believe our consolidated net sales in the first quarter may have been negatively impacted by continuing economic weakness in the markets to which we sell.

At the end of the first quarter of this year, we have seen an increase in our sales order backlog — particularly for our fiber optic cable products as the result of new business. Generally, OCC’s consolidated sales order backlog varies throughout the year between approximately 3 to 4 weeks of net sales or approximately $4 million to $5 million. At the end February 2012, our sales order backlog was $7.2 million, or approximately 5 weeks of net sales (on a trailing twelve month basis). As a result, at this time, we believe it is likely we will see a positive impact on net sales and earnings during the second quarter of fiscal year 2012.

At this time, we also believe both sales and earnings will be higher for fiscal year 2012 than they were in fiscal year 2011.

Gross Profit

Our gross profit decreased slightly, by 4.3% to $6.2 million in the first quarter of fiscal year 2012, compared to $6.4 million in the first quarter of fiscal year 2011. Gross profit margin, or gross profit as a percentage of net sales, also decreased slightly to 35.5% in the first quarter of fiscal year 2012 from 36.3% in the first quarter of fiscal year 2011.

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

Selling, General, and Administrative Expenses

SG&A expenses for each of the first quarters of fiscal years 2012 and 2011 were $6.0 million. SG&A expenses as a percentage of net sales were 34.4% in the first quarter of fiscal year 2012 compared to 33.8% in the first quarter of fiscal year 2011. The slightly higher percentage in the first quarter of fiscal year 2012 relates to the fact that net sales decreased $379,000 when comparing the first quarter of fiscal year 2012 to the same period last year, while SG&A expenses only decreased nominally.

Royalty Income, Net

We recognized royalty income, net of royalty and related expenses, totaling $186,000 during the first quarter of fiscal year 2012, compared to royalty income, net of royalty and related expenses, totaling $161,000 during the same period last year. The increase in royalty income, net, when comparing the two periods, is primarily due to the fact that certain of our license agreements, which generate royalty income, include annual maximum royalty payments determined on a calendar year basis. The rate at which the maximum royalty threshold was met during calendar year 2010 negatively affected royalty income in the first quarter of fiscal year 2011. The negative impact in the first quarter of fiscal year 2011 did not recur in the first quarter of fiscal 2012. Sales of licensed product by licensees during the first quarter of fiscal year 2012 remained stable when compared to the first quarter of fiscal year 2011.

Royalty income, net is partially offset by the expense of the amortization of the intangible assets associated with our royalty income, net (as further described in the Amortization of Intangible Assets section described herein), resulting from the required write-up of intangible assets to fair value when acquired as part of the acquisition of SMP Data Communications on May 30, 2008. Certain patents which generate a portion of our royalty income will expire beginning during the current fiscal year. As a result, we expect to see a trend of declining royalty income beginning in the second quarter of fiscal year 2012 and we expect amortization of intangible assets expense to continue to decline as well.

Amortization of Intangible Assets

We recognized $33,000 of amortization expense, associated with intangible assets, for the first quarter of fiscal year 2012, compared to amortization expense of $108,000 during the first quarter of fiscal year 2011. The decrease in amortization expense, when comparing the two periods, is primarily due to the fact that the purchased developed technology asset, acquired in connection with the acquisition of SMP Data Communications, is being amortized using a declining balance method over the useful life of the asset; therefore, the amortization expense decreases as the asset ages.

Other Expense, Net

We recognized other expense, net in the first quarter of fiscal year 2012 of $145,000 compared to $119,000 in the first quarter of fiscal year 2011. Other expense, net is comprised primarily of interest expense and other miscellaneous items which may fluctuate from period to period.

Income Before Income Taxes

We reported income before income taxes of $192,000 for the first quarter of fiscal year 2012 compared to $378,000 for the first quarter of fiscal year 2011. This decrease was primarily due to the decrease in gross profit of $275,000 in the first quarter of fiscal year 2012 compared to the same period in 2011.

Income Tax Expense

Income tax expense totaled $40,000 in the first quarter of fiscal year 2012 compared to $39,000 for the same period in fiscal year 2011. Our effective tax rate for the first quarter of fiscal year 2012 was 20.7% compared to 10.4% for the first quarter of fiscal year 2011.

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

Net Income

Net income attributable to OCC for the first quarter of fiscal year 2012 was $192,000 compared to $402,000 for the first quarter of fiscal year 2011. This decrease was due primarily to the decrease in income before taxes of $186,000 in the first quarter of fiscal year 2012, compared the same period in fiscal year 2011.

Financial Condition

Total assets decreased $965,000, or 2.1%, to $44.0 million at January 31, 2012, from $44.9 million at October 31, 2011. This decrease was primarily due to a $1.2 million decrease in trade accounts receivable, net and a $637,000 decrease in cash, partially offset by $1.2 million increase in inventories. Further detail regarding the decrease in cash is provided in our discussion of “Liquidity and Capital Resources.” The decrease in trade accounts receivable, net largely resulted from the decrease in net sales in the first quarter of fiscal year 2012 when compared to the fourth quarter of fiscal year 2011, as well as the timing of receipts of payments during the quarter and continued efforts to manage collections. The increase in inventories is largely due to efforts to support a wider variety of stocked products as well as the timing of raw material purchases.

Total liabilities decreased $1.2 million, or 6.8%, to $16.1 million at January 31, 2012, from $17.2 million at October 31, 2011. This decrease was primarily due to a $1.1 million decrease in accounts payable and accrued expenses, including accrued compensation and payroll taxes, largely due to the timing of related payments when comparing the two periods.

Total shareholders’ equity attributable to OCC at January 31, 2012 increased $241,000 in the first quarter of fiscal year 2012. The increase resulted from the net income attributable to OCC of $192,000 and share-based compensation, net of $148,000, partially offset by dividends declared of $94,000.

Liquidity and Capital Resources

Our primary capital needs during the first quarter of fiscal year 2012 have been to fund working capital requirements and capital expenditures. Our primary source of capital for these purposes has been existing cash. As of January 31, 2012 and October 31, 2011, we had no outstanding balance under our revolving credit facility. As of January 31, 2012 and October 31, 2011, we had outstanding loan balances associated with our long-term debt totaling $8.1 million and $8.2 million, respectively.

Our cash totaled $455,000 as of January 31, 2012, a decrease of $637,000, compared to $1.1 million as of October 31, 2011. The decrease in cash for the three months ended January 31, 2012 resulted from net cash used in financing activities of $220,000, capital expenditures totaling $207,000, and net cash used in operating activities of $176,000.

On January 31, 2012, we had working capital of $23.8 million compared to $23.3 million on October 31, 2011. The ratio of current assets to current liabilities as of January 31, 2012 was 4.3 to 1 compared to 3.8 to 1 as of October 31, 2011.

Net Cash

Net cash used in operating activities was $176,000 in the first quarter of fiscal year 2012, compared to net cash provided by operating activities of $1.2 million in the first quarter of fiscal year 2011.

Net cash used in operating activities during the first quarter of fiscal year 2012 primarily resulted from a $1.2 million increase in inventories and a $1.1 million decrease in accounts payable and accrued expenses, including accrued compensation and payroll taxes, partially offset by adjustments to reconcile net income to net cash used in operating activities, including depreciation, amortization and accretion of $551,000 and share-based compensation expense of $254,000. The aforementioned factors contributing to cash used in operating activities were further offset by a decrease in trade accounts receivable, net of $1.2 million. Net cash provided by operating activities during the first quarter of fiscal year 2011 primarily resulted from net income of $339,000, plus net adjustments to reconcile net income to net cash provided by operating activities, including depreciation, amortization and accretion of $692,000 and share-based compensation expense of $180,000. Additionally, decreases in income taxes refundable of $373,000 and other receivables of $195,000 further contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by the increase in prepaid expenses and other assets of $349,000 and the decrease in accounts payable and accrued expenses, including accrued compensation and payroll taxes, of $301,000.

Net cash used in investing activities totaled $241,000 and $275,000 in the first quarters of fiscal year 2012 and 2011, respectively. Net cash used in investing activities during the first quarters of fiscal years 2012 and 2011 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment.

Net cash used in financing activities totaled $220,000 and $1.0 million in the first quarters of fiscal year 2012 and 2011, respectively. Net cash used in financing activities in the first quarter of fiscal year 2012 resulted primarily from payroll taxes withheld and remitted on share-based payments of $106,000 and the $63,000 payment of dividends previously declared. Net cash used in financing activities in the first quarter of fiscal year 2011 resulted primarily from the repayment of the $700,000 balance on our revolving credit facility and the payment of dividends of $63,000 previously declared.

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

On April 22, 2011, OCC and Valley Bank entered into a Third Loan Modification Agreement (the “Agreement”) to the Credit Agreement dated May 30, 2008 entered into between the Company, Superior Modular Products

Incorporated and Valley Bank. Under the Agreement, the interest rate and the applicable repayment installments of the Virginia Real Estate Loan and the North Carolina Real Estate Loan were revised and the maturity date of the loans was extended. The fixed interest rate of the two term loans was lowered to 5.85% from 6.0%, and the maturity date of the loans was extended from June 1, 2013 to April 30, 2018.

The Virginia Real Estate Loan was fully funded on May 30, 2008. The Virginia Real Estate Loan, as modified, accrues interest at 5.85% and payments of principal and interest are based on a 25 year amortization. Payments on the Virginia Real Estate Loan will be made in 83 equal installments of principal and interest in the amount of $41,686 beginning May 1, 2011. The balance of the Virginia Real Estate Loan will be due April 30, 2018. As of January 31, 2012, we had outstanding borrowings of $6.1 million under our Virginia Real Estate Loan.

The North Carolina Real Estate Loan was fully funded on May 30, 2008. The North Carolina Real Estate Loan, as modified, accrues interest at 5.85% and payments of principal and interest are based on a 25 year amortization. Payments on the North Carolina Real Estate Loan will be made in 83 equal installments of principal and interest in the amount of $14,366 beginning May 1, 2011. The balance of the North Carolina Real Estate Loan will be due April 30, 2018. As of January 31, 2012, we had outstanding borrowings of $2.1 million under our North Carolina Real Estate Loan.

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

The Commercial Loan provides us the ability to borrow an aggregate principal amount at any one time outstanding not to exceed the lesser of (i) $6.0 million, or (ii) the sum of 85% of certain receivables aged 90 days or less plus 35% of the lesser of $1.0 million or certain foreign receivables plus 25% of certain raw materials inventory. Within the Revolving Loan Limit, we may borrow, repay and reborrow, at any time until May 31, 2013.

Advances under the Commercial Loan accrue interest at the greater of (x) LIBOR plus 2.0%, or (y) 3.0%. Accrued interest on the outstanding principal balance is due on the first day of each month, with all then outstanding principal, interest, fees and costs due at the Commercial Loan Termination Date of May 31, 2013.

As of January 31, 2012, we had no outstanding borrowings on our Commercial Loan; however, we did have an outstanding trade letter of credit in the amount of $41,124. The terms of the Commercial Loan specify that letters of credit reduce availability under the Commercial Loan; therefore, we had approximately $6.0 million in available credit as of January 31, 2012.

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

Capital Expenditures

We did not have any material commitments for capital expenditures as of January 31, 2012. During our 2012 fiscal year budgeting process, we included an estimate for capital expenditures for the fiscal year of $2.5 million. This budget includes estimates for capital expenditures for new manufacturing equipment, improvements to existing manufacturing equipment, new information technology equipment and software, upgrades to existing information technology equipment and software, furniture and all other capitalizable expenditures for property, plant and equipment. These expenditures will be funded out of our working capital or borrowings under our credit facilities. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Historically, we have spent less than our budgeted capital expenditures in any given year.

Corporate acquisitions and other strategic investments are considered outside of our annual capital expenditure budgeting process.

Future Cash Flow Considerations

We believe that our future cash flow from operations, our cash on hand and our existing credit facilities will be adequate to fund our operations for at least the next twelve months.

From time to time, we are involved in various claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Seasonality

Historically, net sales are relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year, which we believe may be partially due to construction cycles and budgetary considerations of our customers. For example, our trend has been that an average of approximately 45% of our net sales occurred during the first half of the fiscal year and an average of approximately 55% of our net sales occurred during the second half of the fiscal year for the past ten fiscal years, excluding fiscal years 2002 and 2009. Fiscal years 2002 and 2009 are excluded because we believe net sales did not follow this pattern due to overall economic conditions in the industry and/or in the world during these years.

As a result, we typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year. We believe this historical seasonality pattern is generally indicative of an overall trend and reflective of the buying patterns and budgetary cycles of our customers. However, this pattern may be substantially altered during any quarter or year by the timing of larger projects, other economic factors impacting our industry or impacting the industries of our customers and end-users and macro-economic conditions. While we believe seasonality may be a factor that impacts our quarterly net sales results, we are not able to reliably predict net sales based on seasonality because these other factors can also substantially impact our net sales patterns during the year.

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

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2011 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2011 Form 10-K did not change during the period from November 1, 2011 through January 31, 2012.

New Accounting Considerations

In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments are intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 is to be applied prospectively upon adoption and is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to have any impact on our results of operations, financial position or liquidity or our related financial statement disclosures.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2012. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2012 and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Fiber Systems International, Inc. v. Applied Optical Systems, Inc.

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

On November 21, 2011, and while the case was on appeal, the Company and AOS executed a confidential settlement agreement with AFSI and Amphenol Corporation (AFSI’s parent company). Pursuant to the terms of the confidential settlement agreement, no cash payments were made by any party. Both the Company and AFSI agreed that AOS’s connector designs did not infringe on AFSI’s patent. As a part of the settlement, both AFSI and AOS have dismissed their appeals.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective November 1, 2011, the Company’s Board of Directors approved a plan to purchase and retire up to 200,000 shares of the Company’s common stock, or approximately 3% of the shares then outstanding. At the time the plan was approved, the Company anticipated that the purchases will be made over a 12- to 24-month period unless the entire number of shares expected to be purchased under the plan is sooner acquired. For the three month period ended January 31, 2012, the Company did not purchase and retire any shares of its outstanding stock. As of January 31, 2012, 6,257,929 shares of the Company’s common stock were outstanding.

PART II. OTHER INFORMATION

Item 6. Exhibits

The exhibits listed on the Exhibit Index are filed as part of, and incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION (Registrant)

Date: March 12, 2012	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: March 12, 2012	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated May 30, 2008 by and among Optical Cable Corporation, Aurora Merger Corporation, Preformed Line Products Company and Superior Modular Products Incorporated (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 2, 2008).

3.1	Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated herein by reference to Exhibit 1 to the Company’s Form 8-A12G filed with the Commission on November 5, 2001).

3.2	Amended and Restated Bylaws of Optical Cable Corporation (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2011).

4.1	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.2	Stockholder Protection Rights Agreement dated as of October 28, 2011, between Optical Cable Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent, including as Exhibit A The Forms of Rights Certificate and Election to Exercise (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-A12G filed with the Commission on November 1, 2011).

4.3	Credit Agreement dated May 30, 2008 by and between Optical Cable Corporation and Superior Modular Products Incorporated as borrowers and Valley Bank as lender in the amount of $17,000,000 consisting of a Revolver in the amount of $6,000,000; Term Loan A in the amount of $2,240,000; Term Loan B in the amount of $6,500,000; and a Capital Acquisitions Term Loan in the amount of $2,260,000 (incorporated herein by reference to Exhibit 4.16 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.4	Credit Line Deed of Trust dated May 30, 2008 between Optical Cable Corporation as Grantor, LeClairRyan as Trustee and Valley Bank as Beneficiary (incorporated herein by reference to Exhibit 4.17 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.5	Deed of Trust, Security Agreement and Fixtures Filing dated May 30, 2008 by and between Superior Modular Products Incorporated as Grantor, LeClairRyan as Trustee and Valley Bank as Beneficiary (incorporated herein by reference to Exhibit 4.18 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.6	Security Agreement dated May 30, 2008 between Optical Cable Corporation and Superior Modular Products Incorporated and Valley Bank (incorporated herein by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.7	Term Loan A Note in the amount of $2,240,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.8	Term Loan B Note in the amount of $6,500,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.22 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.9	First Loan Modification Agreement dated February 28, 2010 by and between Optical Cable Corporation and Valley Bank (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 22, 2010).

4.10	Second Loan Modification Agreement dated April 30, 2010 by and between Optical Cable Corporation, for itself and as successor by merger to Superior Modular Products Incorporated, and Valley Bank (incorporated herein by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 filed June 14, 2010).

4.11	Addendum A to Commercial Note dated April 30, 2010 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 4.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 filed June 14, 2010).

4.12	Commercial Note dated April 30, 2010 by and between Optical Cable Corporation and SunTrust Bank in the principal amount of $6,000,000 (incorporated herein by reference to Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 filed June 14, 2010).

4.13	Security Agreement dated April 30, 2010 by Optical Cable Corporation in favor of SunTrust Bank (incorporated herein by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 filed June 14, 2010).

4.14	Agreement to Commercial Note dated April 30, 2010 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 4.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 filed June 14, 2010).

4.15	Third Loan Modification Agreement dated April 22, 2011 by and between Optical Cable Corporation, for itself and as successor by merger to Superior Modular Products Incorporated, and Valley Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2011).

4.16	Binding Letter of Renewal dated July 25, 2011 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 26, 2011).

4.17	Fourth Loan Modification Agreement dated July 25, 2011 by and between Optical Cable Corporation, for itself and as successor by merger to Superior Modular Products Incorporated, and Valley Bank (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated July 26, 2011).

10.1*	Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-8 No. 333-09433 filed August 2, 1996).

10.2*	Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.3*	Form of award agreement under the Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2004 filed January 26, 2005).

10.4*	Optical Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.5*	Form of time vesting award agreement under the Optical Cable Corporation 2005 and 2011 Stock Incentive Plans (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006 filed June 14, 2006).

10.6*	Form of stock performance vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006 filed June 14, 2006).

10.7*	Form of operational performance (Company financial performance measure) vesting award agreement under the Optical Cable Corporation 2005 and 2011 Stock Incentive Plans (incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2009 filed June 12, 2009).

10.8	Notice of Exercise of Warrant by the Company to purchase 98,741 shares of common stock of Applied Optical Systems, Inc. dated October 30, 2009 (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.9	Stock Purchase Agreement dated October 31, 2009 by and among the Company, as buyer and G. Thomas Hazelton, Jr. and Daniel Roehrs as sellers (incorporated herein by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.10*	Employment agreement dated October 31, 2009, between Applied Optical Systems, Inc. and G. Thomas Hazelton, Jr. (incorporated herein by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.11*	Employment agreement dated October 31, 2009, between Applied Optical Systems, Inc. and Daniel Roehrs (incorporated herein by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.12	Buy-Sell Agreement dated October 31, 2009, by and between G. Thomas Hazelton, Jr., as guarantor, and the Company (incorporated herein by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.13	Buy-Sell Agreement dated October 31, 2009, by and between Daniel Roehrs, as guarantor, and the Company (incorporated herein by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.14	Indemnification Agreement dated October 31, 2009, between the Company and Applied Optical Systems, Inc. (incorporated herein by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.15	Supplemental Agreement dated October 31, 2009, by and among the Company, as buyer, Applied Optical Systems, Inc., George T. Hazelton Family Trust, G. Thomas Hazelton, Jr., and Daniel Roehrs (incorporated herein by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.16	Termination Agreement dated October 31, 2009, by and among Applied Optical Systems, Inc., the Company, as lender, and G. Thomas Hazelton, Jr. and Daniel Roehrs (incorporated herein by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.17	Warrant Exercise Agreement between the Company and Applied Optical Systems, Inc. dated October 30, 2009 (incorporated herein by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.18	Redemption Agreement by and between Optical Cable Corporation and BB&T Capital Markets dated November 17, 2009 (incorporated herein by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2010 filed March 17, 2010).

10.19*	Amended and restated Employment Agreement by and between Optical Cable Corporation and Tracy G. Smith effective April 11, 2011 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 15, 2011).

10.20*	Amended and restated Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective April 11, 2011 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 15, 2011).

11.1	Statement regarding computation of per share earnings (incorporated by reference to note 8 of the Condensed Notes to Condensed Consolidated Financial Statements contained herein).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at January 31, 2012 and October 31, 2011, (ii) Condensed Consolidated Statements of Income for the three months ended January 31, 2012 and 2011, (iii) Condensed Consolidated Statement of Shareholders’ Equity for the three months ended January 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2012 and 2011, and (v) Condensed Notes to Condensed Consolidated Financial Statements. FURNISHED HEREWITH (not filed).

*	Management contract or compensatory plan or agreement.