Form 10-Q
period 2012-04-30
OPTICAL CABLE CORP
filed 2012-06-08
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

Large Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐	Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 7, 2012, 6,693,638 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Six Months Ended April 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

OPTICAL CABLE CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	April 30, 2012	October 31, 2011
Assets
Current assets:
Cash	$1,031,350	$1,091,513
Trade accounts receivable, net of allowance for doubtful accounts of $129,152 at April 30, 2012 and $145,616 at October 31, 2011	12,389,285	10,797,820
Other receivables	344,904	510,714
Income taxes refundable	—	434,124
Inventories	17,942,061	16,497,185
Prepaid expenses and other assets	510,726	374,028
Deferred income taxes – current	2,005,250	1,817,807

Total current assets	34,223,576	31,523,191
Property and equipment, net	11,941,040	12,544,465
Intangible assets, net	272,694	295,843
Deferred income taxes – noncurrent	456,411	426,770
Other assets, net	125,880	154,945

Total assets	$47,019,601	$44,945,214

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$197,628	$190,593
Accounts payable and accrued expenses	5,022,796	5,426,467
Accrued compensation and payroll taxes	2,403,748	2,579,865
Income taxes payable	583,575	—

Total current liabilities	8,207,747	8,196,925
Note payable to bank	750,000	—
Long-term debt, excluding current installments	7,899,400	8,000,311
Other noncurrent liabilities	1,033,445	1,025,003

Total liabilities	17,890,592	17,222,239

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 6,693,638 shares at April 30, 2012 and 6,287,761 at October 31, 2011	7,312,537	6,771,565
Retained earnings	22,384,131	21,437,609

Total shareholders’ equity attributable to Optical Cable Corporation	29,696,668	28,209,174
Noncontrolling interest	(567,659)	(486,199)

Total shareholders’ equity	29,129,009	27,722,975
Commitments and contingencies

Total liabilities and shareholders’ equity	$47,019,601	$44,945,214

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2012	2011	2012	2011

Net sales	$22,051,197	$17,184,460	$39,385,212	$34,897,244
Cost of goods sold	13,190,303	11,241,320	24,374,264	22,529,264

Gross profit	8,860,894	5,943,140	15,010,948	12,367,980

Selling, general and administrative expenses	7,410,169	6,079,848	13,375,021	12,060,767
Royalty income, net	(101,740)	(237,056)	(287,266)	(398,180)
Amortization of intangible assets	33,376	107,702	66,751	215,404

Income (loss) from operations	1,519,089	(7,354)	1,856,442	489,989

Other expense, net:
Interest income	8,416	2,808	8,416	2,808
Interest expense	(148,644)	(181,423)	(292,345)	(331,380)
Other, net	(1,429)	6,125	(2,620)	37,208

Other expense, net	(141,657)	(172,490)	(286,549)	(291,364)

Income (loss) before income taxes	1,377,432	(179,844)	1,569,893	198,625

Income tax expense (benefit)	470,228	(43,333)	509,984	(4,024)

Net income (loss)	$907,204	$(136,511)	$1,059,909	$202,649

Net loss attributable to noncontrolling interest	(41,721)	(46,668)	(81,460)	(109,819)

Net income (loss) attributable to OCC	$948,925	$(89,843)	$1,141,369	$312,468

Net income (loss) attributable to OCC per share: Basic and diluted	$0.15	$(0.02)	$0.18	$0.05

Cash dividends declared per common share	$0.015	$0.01	$0.03	$0.02

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Six Months Ended April 30, 2012
	Common Stock		Retained	Total Shareholders’ Equity Attributable	Noncontrolling	Total Shareholders’
	Shares	Amount	Earnings	to OCC	Interest	Equity
Balances at October 31, 2011	6,287,761	$6,771,565	$21,437,609	$28,209,174	$(486,199)	$27,722,975

Share-based compensation, net	405,877	551,263	—	551,263	—	551,263

Common stock dividends declared, $0.015 per share	—	—	(194,847)	(194,847)	—	(194,847)

Reversal of excess tax benefits from share-based compensation	—	(10,291)	—	(10,291)	—	(10,291)

Net income	—	—	1,141,369	1,141,369	(81,460)	1,059,909

Balances at April 30, 2012	6,693,638	$7,312,537	$22,384,131	$29,696,668	$(567,659)	$29,129,009

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	April 30,
	2012	2011

Cash flows from operating activities:
Net income	$1,059,909	$202,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,123,957	1,404,869
Bad debt expense (recovery)	13,947	(15,902)
Deferred income tax expense (benefit)	(217,084)	3,225
Share-based compensation expense	683,474	472,705
Impact of excess tax benefits from share-based compensation	10,291	(145,617)
(Gain) loss on sale of property and equipment	4,091	(26,117)
(Increase) decrease in:
Trade accounts receivable	(1,605,412)	1,135,461
Other receivables	165,810	121,971
Income taxes refundable	434,124	(280,460)
Inventories	(1,444,876)	(896,803)
Prepaid expenses and other assets	(144,022)	(273,619)
Other assets, net	11,485	3,281
Increase (decrease) in:
Accounts payable and accrued expenses	(381,726)	15,091
Accrued compensation and payroll taxes	(176,117)	(629,118)
Income taxes payable	573,284	82,027
Other noncurrent liabilities	(9,650)	(136,354)

Net cash provided by operating activities	101,485	1,037,289

Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(474,496)	(628,890)
Investment in intangible assets	(43,602)	(29,228)
Proceeds from sale of property and equipment	80	31,910

Net cash used in investing activities	(518,018)	(626,208)

Cash flows from financing activities:
Payroll taxes withheld and remitted on share-based payments	(132,211)	(216,393)
Proceeds from note payable to bank	1,500,000	—
Principal payments on long-term debt and note payable to bank	(843,876)	(788,005)
Payments for financing costs	—	(97,405)
Repurchase of common stock	—	(497,334)
Impact of excess tax benefits from share-based compensation	(10,291)	145,617
Common stock dividends paid	(157,252)	(124,908)

Net cash provided by (used in) financing activities	356,370	(1,578,428)

Net decrease in cash	(60,163)	(1,167,347)

Cash at beginning of period	1,091,513	2,522,058

Cash at end of period	$1,031,350	$1,354,711

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2012

(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2012 are not necessarily indicative of the results for the fiscal year ending October 31, 2012 because the following items, among other things, may impact those results: changes in market conditions, seasonality, changes in technology, competitive conditions, ability of management to execute its business plans, as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments are intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 is applied prospectively upon adoption and is effective for interim and annual periods beginning after December 15, 2011. The Company adopted ASU 2011-04 effective February 1, 2012. The adoption did not have any impact on the Company’s results of operations, financial position or liquidity or its related financial statement disclosures.

(2)	Stock Option Plan and Other Share-Based Compensation

As of April 30, 2012, there were approximately 123,000 and 8,500 remaining shares available for grant under the Optical Cable Corporation 2011 Stock Incentive Plan and the Optical Cable Corporation 2005 Stock Incentive Plan, respectively.

Share-based compensation expense for employees and Non-employee Directors recognized in the condensed consolidated statements of income for the three months and six months ended April 30, 2012 was $429,630 and $683,474, respectively, and for the three months and six months ended April 30, 2011 was $292,244 and $472,705, respectively, and was entirely related to expense recognized in connection with the vesting of restricted stock awards.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2012

(Unaudited)

Stock Option Awards

Prior to July 2002, employees and outside contractors were issued options to purchase common stock. Additionally, during 2002, non-employee members of the Company’s Board of Directors were granted options to purchase shares of the Company’s common stock. The exercise price equaled the market price of the Company’s common stock on the date of grant.

Stock option activity during the six months ended April 30, 2012 is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term (in years)
Outstanding and exercisable at October 31, 2011	131,388	$7.11	0.34
Forfeited	(126,388)	7.20	—

Outstanding and exercisable at April 30, 2012	5,000	$4.64	0.11

Restricted Stock Awards

The Company has granted, and anticipates granting from time to time, restricted stock awards subject to approval by the Compensation Committee of the Board of Directors.

During the three months ended April 30, 2012, restricted stock awards under the 2011 and 2005 Plans totaling 345,953 and 53,780, respectively, were approved by the Compensation Committee of the Board of Directors of the Company. Of the restricted stock awards granted, 199,876 are service-based shares which vest quarterly over approximately four years with the first vesting date occurring on April 30, 2012; and 199,857 shares are operational performance-based shares vesting over approximately five years beginning on January 31, 2013 based on the achievement of certain quantitative operational performance goals.

During the three months ended April 30, 2012, restricted stock awards under the Non-employee Directors Stock Plan, as amended, totaling 44,424 shares were approved by the Board of Directors of the Company. The shares are part of the Non-employee Director’s annual compensation for service on the Board of Directors, and the shares vest immediately upon grant. The Company recorded compensation expense totaling $153,263 during the three months and six months ended April 30, 2012 related to the Non-employee Directors grant.

In total, restricted stock award activity during the six months ended April 30, 2012 consisted of restricted share grants totaling 444,157 shares, and 38,280 restricted shares withheld for taxes in connection with the vesting of restricted shares.

As of April 30, 2012, the maximum amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will have to recognize over a 3.6 year weighted-average period is approximately $2.4 million.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2012

(Unaudited)

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the six months ended April 30, 2012 and 2011 follows:

	Six Months Ended
	April 30,
	2012	2011

Balance at beginning of period	$145,616	$120,450
Bad debt expense (recovery)	13,947	(15,902)
Losses charged to allowance	(30,411)	(2,735)

Balance at end of period	$129,152	$101,813

(4)	Inventories

Inventories as of April 30, 2012 and October 31, 2011 consist of the following:

	April 30,	October 31,
	2012	2011

Finished goods	$5,954,743	$5,572,296
Work in process	3,318,274	3,301,168
Raw materials	8,403,423	7,364,043
Production supplies	265,621	259,678

Total	$17,942,061	$16,497,185

(5)	Product Warranties

As of April 30, 2012 and October 31, 2011, the Company’s accrual for estimated product warranty claims totaled $150,000 and $175,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense for the three months and six months ended April 30, 2012 totaled $16,784 and $34,516, respectively, and warranty claims expense for the three months and six months ended April 30, 2011 totaled $41,511 and $95,586, respectively.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2012

(Unaudited)

The following table summarizes the changes in the Company’s accrual for product warranties during the six months ended April 30, 2012 and 2011:

	Six Months Ended
	April 30,
	2012	2011

Balance at beginning of period	$175,000	$170,000
Liabilities accrued for warranties issued during the period	103,835	131,025
Warranty claims and costs paid during the period	(59,516)	(100,586)
Changes in liability for pre-existing warranties during the period	(69,319)	(35,439)

Balance at end of period	$150,000	$165,000

(6)	Long-term Debt and Note Payable to Bank

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2012

(Unaudited)

Long-term debt as of April 30, 2012 and October 31, 2011 consists of the following:

	April 30,	October 31,
	2012	2011
Virginia Real Estate Loan ($6.5 million original principal) payable in monthly installments of $41,686, including interest (at 5.85%), with final payment of $5,035,789 due April 30, 2018	$6,021,817	$6,091,633
North Carolina Real Estate Loan ($2.24 million original principal) payable in monthly installments of $14,366, including interest (at 5.85%), with final payment of $1,735,410 due April 30, 2018	2,075,211	2,099,271

Total long-term debt	8,097,028	8,190,904
Less current installments	197,628	190,593

Long-term debt, excluding current installments	$7,899,400	$8,000,311

On April 30, 2010, the Company and SunTrust Bank entered into a revolving credit facility consisting of a Commercial Note and Agreement to Commercial Note under which SunTrust Bank provides the Company with a revolving line of credit for the working capital needs of the Company (the “Commercial Loan”), which replaced the Valley Bank Revolving Loan.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2012

(Unaudited)

As of April 30, 2012, the Company had $750,000 of outstanding borrowings on its Commercial Loan and approximately $5.3 million in available credit.

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

The carrying amounts reported in the condensed consolidated balance sheets as of April 30, 2012 and October 31, 2011 for cash, trade accounts receivable, other receivables, accounts payable and accrued expenses, including accrued compensation and payroll taxes and the current installments of long-term debt approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s note payable to bank and long-term debt, excluding current installments, approximates the fair value based on similar long-term debt issues available to the Company as of April 30, 2012 and October 31, 2011. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2012

(Unaudited)

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

Three months ended April 30, 2012	Net income attributable to OCC (numerator)	Shares (denominator)	Per share amount

Basic net income per share	$948,925	6,391,176	$0.15

Effect of dilutive stock options	—	—

Diluted net income per share	$948,925	6,391,176	$0.15

Three months ended April 30, 2011	Net loss attributable to OCC (numerator)	Shares (denominator)	Per share amount

Basic net loss per share	$(89,843)	5,742,209	$(0.02)

Effect of dilutive stock options	—	—

Diluted net loss per share	$(89,843)	5,742,209	$(0.02)

Six months ended April 30, 2012	Net income attributable to OCC (numerator)	Shares (denominator)	Per share amount

Basic net income per share	$1,141,369	6,338,900	$0.18

Effect of dilutive stock options	—	—

Diluted net income per share	$1,141,369	6,338,900	$0.18

Six months ended April 30, 2011	Net income attributable to OCC (numerator)	Shares (denominator)	Per share amount

Basic net income per share	$312,468	6,262,317	$0.05

Effect of dilutive stock options	—	—

Diluted net income per share	$312,468	6,262,317	$0.05

Stock options that could potentially dilute net income per share in the future that were not included in the computation of diluted net income per share (because to do so would have been antidilutive for the periods presented) totaled 5,000 for the three months and six months ended April 30, 2012, respectively, and 160,640 and 165,640 for the three months and six months ended April 30, 2011, respectively.

Unvested shares as of April 30, 2012 totaling 672,004 were included in the computation of basic and diluted net income per share for the three months and six months ended April 30, 2012 (because to exclude such shares would have been antidilutive, or in other words, excluding such shares would have increased net income per share).

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2012

(Unaudited)

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

Effective November 1, 2011, the Company’s Board of Directors approved a plan to purchase and retire up to 200,000 shares of the Company’s common stock, or approximately 3% of the shares then outstanding. The Company anticipates that the purchases will be made over a 12- to 24-month period unless the entire number of shares expected to be purchased under the plan is sooner acquired. As of April 30, 2012, no shares have been purchased under the plan, and 6,693,638 shares of the Company’s common stock were outstanding.

On April 16, 2012, the Company declared a quarterly cash dividend of $0.015 per share on its common stock totaling $100,531. This amount is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of April 30, 2012.

(10)	Segment Information and Business and Credit Concentrations

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of April 30, 2012 and October 31, 2011 have been adequately provided for in the condensed consolidated financial statements.

For the three months ended April 30, 2012, 13.3% of consolidated net sales were attributable to one major domestic customer. No single customer accounted for more than 10% of the Company’s consolidated net sales during the six months ended April 30, 2012. No single customer accounted for more than 10% of the Company’s consolidated net sales during the three and six months ended April 30, 2011.

For the six months ended April 30, 2012 and 2011, approximately 73% and 75%, respectively, of consolidated net sales were from customers in the United States, and approximately 27% and 25%, respectively, were from customers outside of the United States.

The Company has a single reportable segment for purposes of segment reporting, exclusive of Centric Solutions LLC (“Centric Solutions”). For the three months and six months ended April 30, 2012, Centric Solutions generated revenues totaling $480,923 and $863,779, respectively, and incurred operating losses of $174,417 and $340,552, respectively. For the three months and six months ended April 30, 2011,

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2012

(Unaudited)

Centric Solutions generated revenues totaling $231,773 and $251,371, respectively, and incurred operating losses of $195,101 and $459,109, respectively. Total assets of Centric Solutions of approximately $548,000 (net of intercompany amounts) are included in the total consolidated assets of the Company as of April 30, 2012.

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

Forward-Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to known and unknown variables, uncertainties, contingencies and risks that may cause actual events or results to differ materially from our expectations, and such variables, uncertainties, contingencies and risks may also adversely affect Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”), the Company’s future results of operations and future financial condition, and/or the future equity value of the Company. Factors that could cause or contribute to such differences from our expectations or that could adversely affect the Company include, but are not limited to, the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate and/or government spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber, copper, gold and other precious metals, and plastics and other materials affected by petroleum product pricing); fluctuations in transportation costs; our dependence on customized equipment for the manufacture of our products and our limited number of production facilities; our ability to protect our proprietary manufacturing technology; our ability to replace royalty income as existing patented and licensed products expire by developing and licensing new products; market conditions influencing prices or pricing; our dependence on a limited number of suppliers; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in regulatory reviews and audits and potential regulatory reviews and audits; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences for competing technologies, relative to our product offering; economic conditions that affect the telecommunications sector, the data communications sector, certain technology sectors and/or certain industry market sectors; economic conditions that affect certain geographic markets and/or the economy as a whole; changes in demand for our products from certain competitors for which we provide private label connectivity products; terrorist attacks or acts of war, and any current or potential future military conflicts; changes in the level of military spending or other spending by the United States government; ability to retain key personnel; inability to recruit needed personnel; poor labor relations; the impact of changes in accounting policies and related costs of compliance, including changes by the Securities and Exchange Commission (SEC), the Public Company Accounting Oversight Board (PCAOB), the Financial Accounting Standards Board (FASB), and/or the International Accounting Standards Board (IASB); our ability to continue to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; the impact of changes and potential changes in federal laws and regulations adversely affecting our business and/or which result in increases in our direct and indirect costs, including our direct and indirect costs of compliance with such laws and regulations; the impact of the Patient Protection and Affordable Care Act of 2010, the Health Care and Education Reconciliation Act of 2010, and any revisions to those acts that apply to us and the related legislation and regulation associated with those acts, which directly or indirectly results in increases to our costs; the impact of changes in state or federal tax laws and regulations increasing our costs; the impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, making investments in or with, and/or acquiring parties that compete with and/or have conflicts with our customers; voluntary or involuntary delisting of the Company’s capital stock from any exchange on which it is traded; the deregistration by the Company from SEC reporting requirements, as a result of the small number of holders of the Company’s capital stock; adverse reactions by customers, vendors or other service providers to unsolicited proposals regarding the ownership or management of the Company; the additional costs of considering and possibly defending our position on such unsolicited proposals; impact of weather or natural disasters in the areas of the world in which we operate, market our products and/or acquire raw materials; an increase in the number of the Company’s capital stock issued and outstanding; economic downturns and/or changes in market demand, exchange rates, productivity, or market and economic conditions in the areas of the world in which we operate and market our products; and our success in managing the risks involved in the foregoing.

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

Our Roanoke team primarily designs, develops and manufactures fiber optic cables for a broad range of commercial and specialty markets and applications. We refer to these products as our fiber optic cable offering.

Our Asheville team primarily designs, develops and manufactures fiber and copper connectivity products for the commercial market, including a broad range of commercial and residential applications. We refer to these products as our enterprise connectivity product offering.

Our Dallas team primarily designs, develops and manufactures a broad range of specialty fiber optic connectors and connectivity solutions principally for use in military and other harsh environment applications. We refer to these products as our applied interconnect systems product offering. We market and sell the products manufactured at our Dallas facility through our wholly owned subsidiary Applied Optical Systems, Inc. (“AOS”) under the names Optical Cable Corporation and OCC by the efforts of our integrated sales team.

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

Summary of Company Performance for Second Quarter and first half of Fiscal Year 2012

•

OCC set a record for the highest quarterly net sales in the Company’s history during the second quarter of fiscal year 2012. Consolidated net sales for the second quarter of fiscal year 2012 were $22.1 million, an increase of 28.3% when compared to consolidated net sales of $17.2 million for the same period last year. Consolidated net sales for the six months ended April 30, 2012 increased 12.9% to $39.4 million, compared to consolidated net sales of $34.9 million for the six months ended April 30, 2011.

•

Gross profit increased 49.1% to $8.9 million for the second quarter of fiscal year 2012 compared to $5.9 million for the same period last year. Gross profit increased 21.4% to $15.0 million for the first half of fiscal year 2012 compared to $12.4 million for the same period last year.

•

Gross profit margin (gross profit as a percentage of net sales) increased to 40.2% during the second quarter of fiscal year 2012, compared to 34.6% during the same period last year. Gross profit margin also improved to 38.1% during the first half of fiscal year 2012, compared to 35.4% for the six months ended April 30, 2011.

•

We reported net income attributable to OCC of $948,925, or $0.15 per share, during the second quarter of fiscal year 2012, compared to a net loss attributable to OCC of $90,000, or $0.02 per share, for the comparable period last year. We also reported net income attributable to OCC of $1.1 million, or $0.18 per share, during the first half of fiscal year 2012, compared to $312,000, or $0.05 per share, for the comparable period last year.

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

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended			Six Months Ended
	April 30,		Percent	April 30,		Percent
	2012	2011	Change	2012	2011	Change

Net sales	$22,051,000	$17,184,000	28.3%	$39,385,000	$34,897,000	12.9%
Gross profit	8,861,000	5,943,000	49.1%	15,011,000	12,368,000	21.4%
SG&A expenses	7,410,000	6,080,000	21.9%	13,375,000	12,061,000	10.9%
Net income (loss) attributable to OCC	949,000	(90,000)	1,156.2%	1,141,000	312,000	265.3%

Three Months Ended April 30, 2012 and 2011

Net Sales

Consolidated net sales for the second quarter of fiscal year 2012 increased 28.3% to $22.1 million compared to net sales of $17.2 million for the same period last year. Our increase in net sales during the second quarter of fiscal year 2012 was attributable to increased sales of our fiber optic cable products. Net sales in both our commercial and specialty markets increased compared to the same period last year.

Net sales to customers in the United States increased 20.5% in the second quarter of fiscal year 2012 compared to the same period last year, and net sales to customers outside of the United States increased 56.3%. In the second quarter of fiscal year 2012, we recognized net sales totaling in the aggregate, approximately $4.8 million as the result of a number of large orders for two customers.

After the end of the second quarter of this year, sales order backlog/forward load was again high – particularly for our fiber optic cable products as the result of new business. Generally, OCC’s consolidated sales order backlog/forward load varies throughout the year between approximately 3 to 4 weeks of net sales, or approximately $4.0 million to $5.0 million. At the end of May 2012, our sales order backlog/forward load was $8.4 million, or approximately 5 to 6 weeks of net sales (on a trailing 12 month basis). This includes continued orders at high levels for the two customers that generated approximately $4.8 million of net sales, in the aggregate, during the second quarter ended April 30, 2012. As a result of our elevated sales order backlog/forward load, at this time, we believe it is likely we will again see a positive impact on net sales and earnings during the third quarter of fiscal year 2012 similar to what we experienced during the second quarter of fiscal year 2012.

Gross Profit

Our gross profit increased 49.1% to $8.9 million in the second quarter of fiscal year 2012, compared to $5.9 million in the second quarter of fiscal year 2011. Gross profit margin, or gross profit as a percentage of net sales, increased to 40.2% in the second quarter of fiscal year 2012 from 34.6% in the second quarter of fiscal year 2011.

Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may vary based on both anticipated and unanticipated changes in product mix. Additionally, our gross profit margins for our product lines tend to be higher when we achieve higher net sales levels (as we did during the second quarter of fiscal year 2012 for our fiber optic cable products), as certain fixed manufacturing costs are spread over higher sales volumes.

Selling, General, and Administrative Expenses

SG&A expenses as a percentage of net sales were 33.6% in the second quarter of fiscal year 2012 compared to 35.4% in the second quarter of fiscal year 2011. The lower percentage in the second quarter of fiscal year 2012 relates to the fact that net sales increased $4.9 million when comparing the second quarter of fiscal year 2012 to the same period last year, while SG&A expenses only increased $1.3 million. Overall, SG&A expenses increased 21.9% to $7.4 million during the second quarter of fiscal year 2012, compared to $6.1 million for the same period last year.

The increase in SG&A expenses during the second quarter of fiscal year 2012 compared to the same period last year was primarily due to increased employee related costs and shipping costs. Compensation costs have increased when comparing the second quarter of fiscal 2012 to the comparable period in fiscal year 2011 largely as a result of increases in commissions and employee incentives due to increased net sales and the financial results during the second quarter of fiscal year 2012. Shipping costs also increased as net sales increased.

Royalty Income, Net

We recognized royalty income, net of royalty and related expenses, totaling $102,000 during the second quarter of fiscal year 2012, compared to royalty income, net of royalty and related expenses, totaling $237,000 during the same period last year. The decrease in royalty income, net, when comparing the two periods, is primarily due to the expiration of certain patents during the second quarter of fiscal year 2012, which had previously generated a large portion of our royalty income. As a result, we expect to see the trend of declining royalty income continue during fiscal year 2012, and we expect amortization of intangible assets expense to continue to decline as well.

Royalty income, net is partially offset by the expense of the amortization of the intangible assets associated with our royalty income, net (as further described in the Amortization of Intangible Assets section included herein), resulting from the required write-up of intangible assets to fair value when acquired as part of the acquisition of SMP Data Communications on May 30, 2008.

Amortization of Intangible Assets

We recognized $33,000 of amortization expense, associated with intangible assets, for the second quarter of fiscal year 2012, compared to amortization expense of $108,000 during the second quarter of fiscal year 2011. The decrease in amortization expense, when comparing the two periods, is primarily due to the fact that the purchased developed technology asset, acquired in connection with the acquisition of SMP Data Communications, is being amortized using a declining balance method over the useful life of the asset; therefore, the amortization expense decreases as the asset ages.

Other Expense, Net

We recognized other expense, net in the second quarter of fiscal year 2012 of $142,000 compared to $172,000 in the second quarter of fiscal year 2011. Other expense, net is comprised of interest income, interest expense and other miscellaneous items which may fluctuate from period to period.

Income (Loss) Before Income Taxes

We reported income before income taxes of $1.4 million for the second quarter of fiscal year 2012 compared to a loss before income taxes of $180,000 for the second quarter of fiscal year 2011. This change was primarily due to the increase in gross profit of $2.9 million in the second quarter of fiscal year 2012, partially offset by the increase in SG&A expenses of $1.3 million, compared to the same period in 2011.

Income Tax Expense (Benefit)

Income tax expense totaled $470,000 in the second quarter of fiscal year 2012 compared to an income tax benefit of $43,000 for the same period in fiscal year 2011. Our effective tax rate for the second quarter of fiscal year 2012 was 34.1% compared to 24.1% for the second quarter of fiscal year 2011.

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

Net Income (Loss)

Net income attributable to OCC for the second quarter of fiscal year 2012 was $949,000 compared to a net loss attributable to OCC of $90,000 for the second quarter of fiscal year 2011. This change was due primarily to the increase in income before taxes of $1.6 million, partially offset by the increase in income taxes of $514,000, in the second quarter of fiscal year 2012, compared to the same period in fiscal year 2011.

Six Months Ended April 30, 2012 and 2011

Net Sales

Consolidated net sales for the first half of fiscal year 2012 increased 12.9% to $39.4 million compared to net sales of $34.9 million for the same period last year. Our increase in net sales during the first half of fiscal year 2012 was attributable to increased sales of our fiber optic cable products. We experienced an increase in net sales during the first half of fiscal year 2012 in our commercial markets compared to the same period last year, but this increase was partially offset by decreases in net sales in our specialty markets.

Net sales to customers in the United States increased 10.3% in the first half of fiscal year 2012 compared to the same period last year, and net sales to customers outside of the United States increased 20.4%. In the first half of fiscal year 2012, we recognized net sales totaling in the aggregate, approximately $5.9 million as the result of a number of large orders for two customers.

After the end of the second quarter of this year, sales order backlog/forward load was again high—particularly for our fiber optic cable products as the result of new business. Generally, OCC’s consolidated sales order backlog/forward load varies throughout the year between approximately 3 to 4 weeks of net sales, or approximately $4.0 million to $5.0 million. At the end of May 2012, our sales order backlog/forward load was $8.4 million, or approximately 5 to 6 weeks of net sales (on a trailing 12 month basis). This includes continued orders at high levels for the two customers that generated approximately $5.9 million of net sales, in the aggregate, during the first half of fiscal year 2012. As a result of our elevated sales order backlog/forward load, at this time, we believe it is likely we will again see a positive impact on net sales and earnings during the third quarter of fiscal year 2012 similar to what we experienced during the second quarter of fiscal year 2012.

Gross Profit

Our gross profit increased 21.4% to $15.0 million in the first half of fiscal year 2012, compared to $12.4 million in the first half of fiscal year 2011. Gross profit margin, or gross profit as a percentage of net sales, increased to 38.1% in the first half of fiscal year 2012 from 35.4% in the first half of fiscal year 2011.

Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may vary based on both anticipated and unanticipated changes in product mix. Additionally, our gross profit margins for our product lines tend to be higher when we achieve higher net sales levels (as we achieved during the first half of fiscal year 2012 for our fiber optic cable products), as certain fixed manufacturing costs are spread over higher sales volumes.

Selling, General, and Administrative Expenses

SG&A expenses as a percentage of net sales were 34.0% in the first half of fiscal year 2012 compared to 34.6% in the first half of fiscal year 2011. The lower percentage in the first half of fiscal year 2012 relates to the fact that net sales increased $4.5 million when comparing the first half of fiscal year 2012 to the same period last year, while SG&A expenses only increased $1.3 million. SG&A expenses increased 10.9% to $13.4 million for the first half of fiscal year 2012 from $12.1 million for the same period last year.

The increase in SG&A expenses during the first half of 2012 compared to the same period last year was primarily due to increased employee related costs and shipping costs. Compensation costs increased in the first half of fiscal 2012 compared to the same period in fiscal year 2011 largely as a result of increases in commissions and employee incentives due to increased net sales and the financial results during the first half of fiscal year 2012. Shipping costs also increased as net sales increased.

Royalty Income, Net

We recognized royalty income, net of royalty and related expenses, totaling $287,000 during the first half of fiscal year 2012, compared to royalty income, net of royalty and related expenses, totaling $398,000 during the same period last year. The decrease in royalty income, net, when comparing the two periods, is primarily due to the expiration of certain patents during the first half of fiscal year 2012, which had previously generated a large portion of our royalty income. As a result, we expect to see the trend of declining royalty income continue during the second half of fiscal year 2012, and we expect amortization of intangible assets expense to continue to decline as well.

Royalty income, net is partially offset by the expense of the amortization of the intangible assets associated with our royalty income, net (as further described in the Amortization of Intangible Assets section included herein), resulting from the required write-up of intangible assets to fair value when acquired as part of the acquisition of SMP Data Communications on May 30, 2008.

Amortization of Intangible Assets

We recognized $67,000 of amortization expense, associated with intangible assets, for the first half of fiscal year 2012, compared to amortization expense of $215,000 during the first half of fiscal year 2011. The decrease in amortization expense, when comparing the two periods, is primarily due to the fact that the purchased developed technology asset, acquired in connection with the acquisition of SMP Data Communications, is being amortized using a declining balance method over the useful life of the asset; therefore, the amortization expense decreases as the asset ages.

Other Expense, Net

We recognized other expense, net in the first half of fiscal year 2012 of $287,000 compared to $291,000 in the first half of fiscal year 2011. Other expense, net is comprised of interest income, interest expense and other miscellaneous items which may fluctuate from period to period.

Income Before Income Taxes

We reported income before income taxes of $1.6 million for the first half of fiscal year 2012 compared to $199,000 for the first half of fiscal year 2011. This increase was primarily due to the increase in gross profit of $2.6 million in the first half of fiscal year 2012, partially offset by the increase in SG&A expenses of $1.3 million, compared to the same period in 2011.

Income Tax Expense (Benefit)

Income tax expense totaled $510,000 in the first half of fiscal year 2012 compared to an income tax benefit of $4,000 for the same period in fiscal year 2011. Our effective tax rate for the first half of fiscal year 2012 was 32.5% compared to negative 2.0% for the first half of fiscal year 2011.

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

Net Income

Net income attributable to OCC for the first half of fiscal year 2012 was $1.1 million compared to $312,000 for the first half of fiscal year 2011. This increase was due primarily to the increase in income before taxes of $1.4 million in the first half of fiscal year 2012, compared the same period in fiscal year 2011.

Financial Condition

Total assets increased $2.1 million, or 4.6%, to $47.0 million at April 30, 2012, from $44.9 million at October 31, 2011. This increase was primarily due to a $1.6 million increase in trade accounts receivable, net and a $1.4 million increase in inventories. The increase in trade accounts receivable, net largely resulted from the increase in net sales in the second quarter of fiscal year 2012 when compared to the fourth quarter of fiscal year 2011. The increase in inventories is largely due to efforts to support an increase in sales orders and a wider variety of stocked products, as well as the timing of raw material purchases.

Total liabilities increased $668,000, or 3.9%, to $17.9 million at April 30, 2012, from $17.2 million at October 31, 2011. The increase in total liabilities was primarily due to a $750,000 increase in note payable to bank under our revolving line of credit and a $584,000 increase in income taxes payable due to the financial results of the first half of fiscal year 2012, partially offset by a $580,000 decrease in accounts payable and accrued expenses, including accrued compensation and payroll taxes, largely due to the timing of related payments when comparing the two periods.

Total shareholders’ equity attributable to OCC at April 30, 2012 increased $1.5 million in the first half of fiscal year 2012. The increase resulted from the net income attributable to OCC of $1.1 million and share-based compensation, net of $683,000, partially offset by dividends declared of $194,000.

Liquidity and Capital Resources

Our primary capital needs during the first half of fiscal year 2012 have been to fund working capital requirements and capital expenditures. Our primary source of capital for these purposes has been existing cash, borrowings under our revolving credit facility and cash provided by operations. As of April 30, 2012, we had an outstanding loan balance under our revolving credit facility totaling $750,000. As of October 31, 2011, we had no outstanding balance under our revolving credit facility. As of April 30, 2012 and October 31, 2011, we had outstanding loan balances associated with our long-term debt totaling $8.1 million and $8.2 million, respectively.

Our cash totaled $1.0 million as of April 30, 2012, a decrease of $60,000, compared to $1.1 million as of October 31, 2011. The decrease in cash for the six months ended April 30, 2012 primarily resulted from capital expenditures totaling $474,000, partially offset by net cash provided by operating activities of $101,000 and net cash provided by financing activities of $356,000.

On April 30, 2012, we had working capital of $26.0 million compared to $23.3 million on October 31, 2011. The ratio of current assets to current liabilities as of April 30, 2012 was 4.2 to 1 compared to 3.8 to 1 as of October 31, 2011.

Net Cash

Net cash provided by operating activities was $101,000 in the first half of fiscal year 2012, compared to $1.0 million in the first half of fiscal year 2011. Net cash provided by operating activities during the first half of fiscal year 2012 primarily resulted from net income of $1.1 million, plus net adjustments to reconcile net income to net cash provided by operating activities, including depreciation, amortization and accretion of $1.1 million and share-based compensation expense of $683,000. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by increases in trade accounts receivable of $1.6 million and increases in inventories of $1.4 million. Net cash provided by operating activities during the first half of fiscal year 2011 primarily resulted from net income of $203,000, plus net adjustments to reconcile net income to net cash provided by operating activities, including depreciation, amortization and accretion of $1.4 million and share-based compensation expense of $473,000. Additionally, decreases in accounts receivable of $1.1 million further contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by increases in inventories of $897,000 and the decrease in accrued compensation and payroll taxes of $629,000.

Net cash used in investing activities totaled $518,000 in the first half of fiscal year 2012 compared to $626,000 in the first half of fiscal year 2011. Net cash used in investing activities during the first half of fiscal years 2012 and 2011 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment.

Net cash provided by financing activities totaled $356,000 in the first half of fiscal year 2012 compared to net cash used in financing activities of $1.6 million in the first half of fiscal year 2011. Net cash provided by financing activities in the first half of fiscal year 2012 resulted primarily from proceeds from a note payable to our bank under our line of credit, net of repayments, of $750,000, partially offset by payroll taxes withheld and remitted on share-based payments of $132,000 and the $157,000 payment of dividends previously declared. Net cash used in financing activities in the first half of fiscal year 2011 resulted primarily from the repayment of the $700,000 balance on our revolving credit facility, the repurchase and retirement of 100,220 shares of our common stock for $497,000 and the payment of dividends previously declared of $125,000.

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

The Virginia Real Estate Loan was fully funded on May 30, 2008. The Virginia Real Estate Loan, as modified, accrues interest at 5.85% and payments of principal and interest are based on a 25 year amortization. Payments on the Virginia Real Estate Loan will be made in 83 equal installments of principal and interest in the amount of $41,686 beginning May 1, 2011. The balance of the Virginia Real Estate Loan will be due April 30, 2018. As of April 30, 2012, we had outstanding borrowings of $6.0 million under our Virginia Real Estate Loan.

The North Carolina Real Estate Loan was fully funded on May 30, 2008. The North Carolina Real Estate Loan, as modified, accrues interest at 5.85% and payments of principal and interest are based on a 25 year amortization. Payments on the North Carolina Real Estate Loan will be made in 83 equal installments of principal and interest in the amount of $14,366 beginning May 1, 2011. The balance of the North Carolina Real Estate Loan will be due April 30, 2018. As of April 30, 2012, we had outstanding borrowings of $2.1 million under our North Carolina Real Estate Loan.

On April 30, 2010, we entered into a revolving credit facility with SunTrust Bank consisting of a Commercial Note and Agreement to Commercial Note under which SunTrust Bank provides us with a revolving line of credit for our working capital needs (the “Commercial Loan”), which replaced the Valley Bank Revolving Loan. The Commercial Loan was due to mature on May 31, 2012. On July 25, 2011, we entered into a binding letter of renewal with SunTrust Bank of the commercial note extending the Commercial Loan to May 31, 2013. Concurrently with the renewal, we also entered into a Fourth Loan Modification Agreement with Valley Bank to amend the definition of ‘SunTrust Debt’ to provide for the extension of the revolver’s maturity date.

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

As of April 30, 2012, we had $750,000 of outstanding borrowings on our Commercial Loan and approximately $5.3 million in available credit.

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

Capital Expenditures

We did not have any material commitments for capital expenditures as of April 30, 2012. During our 2012 fiscal year budgeting process, we included an estimate for capital expenditures for the fiscal year of $2.5 million. This budget includes estimates for capital expenditures for new manufacturing equipment, improvements to existing manufacturing equipment, new information technology equipment and software, upgrades to existing information technology equipment and software, furniture and all other capitalizable expenditures for property, plant and equipment. These expenditures will be funded out of our working capital or borrowings under our credit facilities. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Historically, we have spent less than our budgeted capital expenditures in any given year.

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

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2011 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2011 Form 10-K did not change during the period from November 1, 2011 through April 30, 2012.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2012. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2012 and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective November 1, 2011, the Company’s Board of Directors approved a plan to purchase and retire up to 200,000 shares of the Company’s common stock, or approximately 3% of the shares then outstanding. At the time the plan was approved, the Company anticipated that the purchases would be made over a 12- to 24-month period unless the entire number of shares expected to be purchased under the plan is sooner acquired. For the three month period ended April 30, 2012, the Company did not purchase and retire any shares of its outstanding stock. As of April 30, 2012, 6,693,638 shares of the Company’s common stock were outstanding.

PART II. OTHER INFORMATION

Item 6. Exhibits

The exhibits listed on the Exhibit Index are filed as part of, and incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION (Registrant)

Date: June 8, 2012	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: June 8, 2012	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated May 30, 2008 by and among Optical Cable Corporation, Aurora Merger Corporation, Preformed Line Products Company and Superior Modular Products Incorporated (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 2, 2008).

3.1	Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated herein by reference to Exhibit 1 to the Company’s Form 8-A12G filed with the Commission on November 5, 2001).

3.2	Amended and Restated Bylaws of Optical Cable Corporation (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2011).

4.1	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.2	Stockholder Protection Rights Agreement dated as of October 28, 2011, between Optical Cable Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent, including as Exhibit A The Forms of Rights Certificate and Election to Exercise (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-A12G filed with the Commission on November 1, 2011).

4.3	Credit Agreement dated May 30, 2008 by and between Optical Cable Corporation and Superior Modular Products Incorporated as borrowers and Valley Bank as lender in the amount of $17,000,000 consisting of a Revolver in the amount of $6,000,000; Term Loan A in the amount of $2,240,000; Term Loan B in the amount of $6,500,000; and a Capital Acquisitions Term Loan in the amount of $2,260,000 (incorporated herein by reference to Exhibit 4.16 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.4	Credit Line Deed of Trust dated May 30, 2008 between Optical Cable Corporation as Grantor, LeClairRyan as Trustee and Valley Bank as Beneficiary (incorporated herein by reference to Exhibit 4.17 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.5	Deed of Trust, Security Agreement and Fixtures Filing dated May 30, 2008 by and between Superior Modular Products Incorporated as Grantor, LeClairRyan as Trustee and Valley Bank as Beneficiary (incorporated herein by reference to Exhibit 4.18 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.6	Security Agreement dated May 30, 2008 between Optical Cable Corporation and Superior Modular Products Incorporated and Valley Bank (incorporated herein by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.7	Term Loan A Note in the amount of $2,240,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.8	Term Loan B Note in the amount of $6,500,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.22 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.9	First Loan Modification Agreement dated February 28, 2010 by and between Optical Cable Corporation and Valley Bank (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 22, 2010).

4.10	Second Loan Modification Agreement dated April 30, 2010 by and between Optical Cable Corporation, for itself and as successor by merger to Superior Modular Products Incorporated, and Valley Bank (incorporated herein by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 filed June 14, 2010).

4.11	Addendum A to Commercial Note dated April 30, 2010 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 4.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 filed June 14, 2010).

4.12	Commercial Note dated April 30, 2010 by and between Optical Cable Corporation and SunTrust Bank in the principal amount of $6,000,000 (incorporated herein by reference to Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 filed June 14, 2010).

4.13	Security Agreement dated April 30, 2010 by Optical Cable Corporation in favor of SunTrust Bank (incorporated herein by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 filed June 14, 2010).

4.14	Agreement to Commercial Note dated April 30, 2010 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 4.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 filed June 14, 2010).

4.15	Third Loan Modification Agreement dated April 22, 2011 by and between Optical Cable Corporation, for itself and as successor by merger to Superior Modular Products Incorporated, and Valley Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2011).

4.16	Binding Letter of Renewal dated July 25, 2011 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 26, 2011).

4.17	Fourth Loan Modification Agreement dated July 25, 2011 by and between Optical Cable Corporation, for itself and as successor by merger to Superior Modular Products Incorporated, and Valley Bank (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated July 26, 2011).

10.1*	Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-8 No. 333-09433 filed August 2, 1996).

10.2*	Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.3*	Form of award agreement under the Optical Cable Corporation Amended 2004 Non-employee Directors Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2004 filed January 26, 2005).

10.4*	Optical Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.5*	Form of time vesting award agreement under the Optical Cable Corporation 2005 and 2011 Stock Incentive Plans (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006 filed June 14, 2006).

10.6*	Form of stock performance vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006 filed June 14, 2006).

10.7*	Form of operational performance (Company financial performance measure) vesting award agreement under the Optical Cable Corporation 2005 and 2011 Stock Incentive Plans (incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2009 filed June 12, 2009).

10.8	Notice of Exercise of Warrant by the Company to purchase 98,741 shares of common stock of Applied Optical Systems, Inc. dated October 30, 2009 (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.9	Stock Purchase Agreement dated October 31, 2009 by and among the Company, as buyer and G. Thomas Hazelton, Jr. and Daniel Roehrs as sellers (incorporated herein by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.10*	Employment agreement dated October 31, 2009, between Applied Optical Systems, Inc. and G. Thomas Hazelton, Jr. (incorporated herein by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.11*	Employment agreement dated October 31, 2009, between Applied Optical Systems, Inc. and Daniel Roehrs (incorporated herein by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.12	Buy-Sell Agreement dated October 31, 2009, by and between G. Thomas Hazelton, Jr., as guarantor, and the Company (incorporated herein by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.13	Buy-Sell Agreement dated October 31, 2009, by and between Daniel Roehrs, as guarantor, and the Company (incorporated herein by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.14	Indemnification Agreement dated October 31, 2009, between the Company and Applied Optical Systems, Inc. (incorporated herein by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.15	Supplemental Agreement dated October 31, 2009, by and among the Company, as buyer, Applied Optical Systems, Inc., George T. Hazelton Family Trust, G. Thomas Hazelton, Jr., and Daniel Roehrs (incorporated herein by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.16	Termination Agreement dated October 31, 2009, by and among Applied Optical Systems, Inc., the Company, as lender, and G. Thomas Hazelton, Jr. and Daniel Roehrs (incorporated herein by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.17	Warrant Exercise Agreement between the Company and Applied Optical Systems, Inc. dated October 30, 2009 (incorporated herein by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.18	Redemption Agreement by and between Optical Cable Corporation and BB&T Capital Markets dated November 17, 2009 (incorporated herein by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2010 filed March 17, 2010).

10.19*	Amended and restated Employment Agreement by and between Optical Cable Corporation and Tracy G. Smith effective April 11, 2011 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 15, 2011).

10.20*	Amended and restated Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective April 11, 2011 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 15, 2011).

11.1	Statement regarding computation of per share earnings (incorporated by reference to note 8 of the Condensed Notes to Condensed Consolidated Financial Statements contained herein).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 30, 2012 and October 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months and six months ended April 30, 2012 and 2011, (iii) Condensed Consolidated Statement of Shareholders’ Equity for the six months ended April 30, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2012 and 2011, and (v) Condensed Notes to Condensed Consolidated Financial Statements. FURNISHED HEREWITH (not filed).

*	Management contract or compensatory plan or agreement.