Form 10-Q
period 2012-07-31
OPTICAL CABLE CORP
filed 2012-09-10
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

Large Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☒	Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 7, 2012, 6,486,100 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Nine Months Ended July 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

OPTICAL CABLE CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	July 31, 2012	October 31, 2011
Assets
Current assets:
Cash	$1,206,054	$1,091,513
Trade accounts receivable, net of allowance for doubtful accounts of $102,081 at July 31, 2012 and $145,616 at October 31, 2011	13,359,323	10,797,820
Other receivables	258,528	510,714
Income taxes refundable	—	434,124
Inventories	19,031,861	16,497,185
Prepaid expenses and other assets	407,448	374,028
Deferred income taxes – current	2,070,560	1,817,807

Total current assets	36,333,774	31,523,191
Property and equipment, net	11,662,235	12,544,465
Intangible assets, net	259,369	295,843
Deferred income taxes – noncurrent	527,193	426,770
Other assets, net	225,307	154,945

Total assets	$49,007,878	$44,945,214

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$200,565	$190,593
Accounts payable and accrued expenses	5,629,248	5,426,467
Accrued compensation and payroll taxes	2,869,562	2,579,865
Income taxes payable	438,004	—

Total current liabilities	9,137,379	8,196,925
Note payable to bank	1,300,000	—
Long-term debt, excluding current installments	7,847,799	8,000,311
Other noncurrent liabilities	1,035,764	1,025,003

Total liabilities	19,320,942	17,222,239

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 6,486,100 shares at July 31, 2012 and 6,287,761 at October 31, 2011	7,667,230	6,771,565
Retained earnings	22,582,419	21,437,609

Total shareholders’ equity attributable to Optical Cable Corporation	30,249,649	28,209,174
Noncontrolling interest	(562,713)	(486,199)

Total shareholders’ equity	29,686,936	27,722,975
Commitments and contingencies

Total liabilities and shareholders’ equity	$49,007,878	$44,945,214

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011

Net sales	$22,003,689	$18,775,145	$61,388,901	$53,672,389
Cost of goods sold	13,216,736	12,266,021	37,591,000	34,795,285

Gross profit	8,786,953	6,509,124	23,797,901	18,877,104

Selling, general and administrative expenses	6,898,381	6,227,606	20,273,402	18,288,373
Royalty income, net	(22,429)	(246,711)	(309,695)	(644,891)
Amortization of intangible assets	33,815	107,701	100,566	323,105

Income from operations	1,877,186	420,528	3,733,628	910,517

Other expense, net:
Interest income	—	—	8,416	2,808
Interest expense	(143,541)	(145,856)	(435,886)	(477,236)
Other, net	(993)	(22,562)	(3,613)	14,646

Other expense, net	(144,534)	(168,418)	(431,083)	(459,782)

Income before income taxes	1,732,652	252,110	3,302,545	450,735

Income tax expense	554,278	178,281	1,064,262	174,257

Net income	$1,178,374	$73,829	$2,238,283	$276,478

Net income (loss) attributable to noncontrolling interest	4,946	(43,980)	(76,514)	(153,799)

Net income attributable to OCC	$1,173,428	$117,809	$2,314,797	$430,277

Net income attributable to OCC per share: Basic and diluted	$0.18	$0.02	$0.36	$0.07

Cash dividends declared per common share	$0.015	$0.01	$0.045	$0.03

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Nine Months Ended July 31, 2012
	Common Stock		Retained	Total Shareholders’ Equity Attributable	Noncontrolling	Total Shareholders’
	Shares	Amount	Earnings	to OCC	Interest	Equity
Balances at October 31, 2011	6,287,761	$6,771,565	$21,437,609	$28,209,174	$(486,199)	$27,722,975

Share-based compensation, net	398,339	902,052	—	902,052	—	902,052

Repurchase and retirement of common stock (at cost)	(200,000)	—	(875,863)	(875,863)	—	(875,863)

Common stock dividends declared, $0.015 per share	—	—	(294,124)	(294,124)	—	(294,124)

Reversal of excess tax benefits from share-based compensation	—	(6,387)	—	(6,387)	—	(6,387)

Net income	—	—	2,314,797	2,314,797	(76,514)	2,238,283

Balances at July 31, 2012	6,486,100	$7,667,230	$22,582,419	$30,249,649	$(562,713)	$29,686,936

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended July 31,
	2012	2011

Cash flows from operating activities:
Net income	$2,238,283	$276,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,637,195	2,035,800
Bad debt expense (recovery)	(8,958)	21,831
Deferred income tax expense (benefit)	(353,176)	139,877
Share-based compensation expense	1,062,003	644,197
Impact of excess tax benefits from share-based compensation	6,387	(151,806)
(Gain) loss on sale of property and equipment	6,974	(5,249)
(Increase) decrease in:
Trade accounts receivable	(2,552,545)	482,025
Other receivables	252,186	47,077
Income taxes refundable	434,124	(286,426)
Inventories	(2,534,676)	(1,252,444)
Prepaid expenses and other assets	(41,990)	(113,113)
Other assets, net	12,884	4,922
Increase (decrease) in:
Accounts payable and accrued expenses	232,067	(517,699)
Accrued compensation and payroll taxes	289,697	(341,723)
Income taxes payable	431,617	88,216
Other noncurrent liabilities	(16,608)	(106,438)

Net cash provided by operating activities	1,095,464	965,525

Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(774,386)	(1,239,197)
Investment in intangible assets	(64,093)	(35,924)
Proceeds from sale of property and equipment	80	32,986

Net cash used in investing activities	(838,399)	(1,242,135)

Cash flows from financing activities:
Payroll taxes withheld and remitted on share-based payments	(159,951)	(241,617)
Proceeds from note payable to bank	4,900,000	1,000,000
Principal payments on long-term debt and note payable to bank	(3,742,540)	(832,991)
Payments for financing costs	—	(97,405)
Repurchase of common stock	(875,863)	(846,287)
Impact of excess tax benefits from share-based compensation	(6,387)	151,806
Common stock dividends paid	(257,783)	(188,896)

Net cash used in financing activities	(142,524)	(1,055,390)

Net increase (decrease) in cash	114,541	(1,332,000)

Cash at beginning of period	1,091,513	2,522,058

Cash at end of period	$1,206,054	$1,190,058

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2012

(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2012 are not necessarily indicative of the results for the fiscal year ending October 31, 2012 because the following items, among other things, may impact those results: changes in market conditions, seasonality, changes in technology, competitive conditions, ability of management to execute its business plans, as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

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

(2)	Stock Option Plan and Other Share-Based Compensation

As of July 31, 2012, there were approximately 125,000 and 14,000 remaining shares available for grant under the Optical Cable Corporation 2011 Stock Incentive Plan and the Optical Cable Corporation 2005 Stock Incentive Plan, respectively.

Share-based compensation expense for employees and Non-employee Directors recognized in the condensed consolidated statements of income for the three months and nine months ended July 31, 2012 was $378,530 and $1,062,003, respectively, and for the three months and nine months ended July 31, 2011 was $171,492 and $644,197, respectively, and was entirely related to expense recognized in connection with the vesting of restricted stock awards.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2012

(Unaudited)

Stock Option Awards

Prior to July 2002, employees and outside contractors were issued options to purchase common stock. Additionally, during 2002, non-employee members of the Company’s Board of Directors were granted options to purchase shares of the Company’s common stock. The exercise price equaled the market price of the Company’s common stock on the date of grant. As of July 31, 2012, all unexercised option contracts issued by the Company have expired.

Stock option activity during the nine months ended July 31, 2012 is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term (in years)

Outstanding and exercisable at October 31, 2011	131,388	$7.11	0.34

Forfeited	(131,388)	7.11	—

Outstanding and exercisable at July 31, 2012	—	$—	—

Restricted Stock Awards

The Company has granted, and anticipates granting from time to time, restricted stock awards subject to approval by the Compensation Committee of the Board of Directors.

In total, restricted stock award activity during the nine months ended July 31, 2012 consisted of restricted share grants totaling 444,157 shares (including grants to employees and to non-employee members of the Board of Directors), and 45,818 restricted shares withheld for taxes in connection with the vesting of restricted shares.

As of July 31, 2012, the maximum amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will have to recognize over a 3.4 year weighted-average period is approximately $2.0 million.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2012

(Unaudited)

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the nine months ended July 31, 2012 and 2011 follows:

	Nine Months Ended July 31,
	2012	2011

Balance at beginning of period	$145,616	$120,450
Bad debt expense (recovery)	(8,958)	21,831
Losses charged to allowance	(34,577)	(3,930)

Balance at end of period	$102,081	$138,351

(4)	Inventories

Inventories as of July 31, 2012 and October 31, 2011 consist of the following:

	July 31, 2012	October 31, 2011

Finished goods	$5,265,652	$5,572,296
Work in process	4,008,269	3,301,168
Raw materials	9,524,732	7,364,043
Production supplies	233,208	259,678

Total	$19,031,861	$16,497,185

(5)	Product Warranties

As of July 31, 2012 and October 31, 2011, the Company’s accrual for estimated product warranty claims totaled $190,000 and $175,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense for the three months and nine months ended July 31, 2012 totaled $121,076 and $155,592, respectively, and warranty claims expense for the three months and nine months ended July 31, 2011 totaled $74,539 and $170,125, respectively.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2012

(Unaudited)

The following table summarizes the changes in the Company’s accrual for product warranties during the nine months ended July 31, 2012 and 2011:

	Nine Months Ended July 31,
	2012	2011

Balance at beginning of period	$175,000	$170,000
Liabilities accrued for warranties issued during the period	218,454	230,500
Warranty claims and costs paid during the period	(140,592)	(150,125)
Changes in liability for pre-existing warranties during the period	(62,862)	(60,375)

Balance at end of period	$190,000	$190,000

(6)	Long-term Debt and Note Payable to Bank

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

On August 31, 2012, subsequent to the Company’s fiscal third quarter, the Company entered into a Fifth Loan Modification Agreement with Valley Bank whereby the fixed interest rate of the two term loans was lowered to 4.25% from 5.85% and the applicable repayment installments were revised. The maturity date of the loans did not change.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2012

(Unaudited)

Long-term debt as of July 31, 2012 and October 31, 2011 consists of the following:

	July 31, 2012	October 31, 2011
Virginia Real Estate Loan ($6.5 million original principal) payable in monthly installments of $41,686, including interest (at 5.85%), with final payment of $5,035,789 due April 30, 2018	$5,985,626	$6,091,633
North Carolina Real Estate Loan ($2.24 million original principal) payable in monthly installments of $14,366, including interest (at 5.85%), with final payment of $1,735,410 due April 30, 2018	2,062,738	2,099,271

Total long-term debt	8,048,364	8,190,904
Less current installments	200,565	190,593

Long-term debt, excluding current installments	$7,847,799	$8,000,311

On April 30, 2010, the Company and SunTrust Bank entered into a revolving credit facility consisting of a Commercial Note and Agreement to Commercial Note under which SunTrust Bank provides the Company with a revolving line of credit for the working capital needs of the Company (the “Commercial Loan”), which replaced the Valley Bank Revolving Loan.

The Commercial Loan was originally due to mature on May 31, 2012. On July 25, 2011, the Company entered into a binding letter of renewal with SunTrust Bank of the commercial note extending the maturity date of the Commercial Loan to May 31, 2013. Concurrently with the renewal, the Company also entered into a Fourth Loan Modification Agreement with Valley Bank to amend the definition of ‘SunTrust Debt’ to provide for the extension of the revolver’s maturity date. On July 25, 2012, the Company entered into a binding letter of renewal with SunTrust Bank of the commercial note further extending the maturity date of the Commercial Loan to May 31, 2014.

The Commercial Loan provides the Company the ability to borrow an aggregate principal amount at any one time outstanding not to exceed the lesser of (i) $6.0 million, or (ii) the sum of 85% of certain receivables aged 90 days or less plus 35% of the lesser of $1.0 million or certain foreign receivables plus 25% of certain raw materials inventory. Within the Revolving Loan Limit, the Company may borrow, repay and reborrow, at any time from time to time until May 31, 2014.

Advances under the Commercial Loan accrue interest at the greater of (x) LIBOR plus 2.0%, or (y) 3.0%. Accrued interest on the outstanding principal balance is due on the first day of each month, with all then outstanding principal, interest, fees and costs due at the Commercial Loan Termination Date of May 31, 2014.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2012

(Unaudited)

As of July 31, 2012, the Company had $1.3 million of outstanding borrowings on its Commercial Loan and approximately $4.7 million in available credit.

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

The carrying amounts reported in the condensed consolidated balance sheets as of July 31, 2012 for cash, trade accounts receivable, other receivables and accounts payable and accrued expenses, including accrued compensation and payroll taxes approximate fair value because of the short maturity of these instruments. The carrying amounts reported in the condensed consolidated balance sheets as of October 31, 2011 for cash, trade accounts receivable, other receivables, accounts payable and accrued expenses, including accrued compensation and payroll taxes and the current installments of long-term debt approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s note payable to bank approximates the fair value based on similar long-term debt issues available to the Company as of July 31, 2012 and October 31, 2011.

The fair value of the Company’s long-term debt is estimated based on the borrowing rates currently available for the same or similar issues for debt of the same remaining maturities, and discounted back to the present value (income approach). As of July 31, 2012, the carrying value and estimated fair value of the Company’s long-term debt was $8,048,364 and $8,688,497 respectively. As of October 31, 2011, the carrying value of the Company’s long-term debt, excluding current installments, approximated the fair value based on similar long-term debt issues available to the Company. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy that prioritizes the inputs for valuation methods used to measure fair value. The three levels of the fair value hierarchy are as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 inputs are observable inputs for the asset or liability.

The Company utilizes the best available information in measuring fair value. The Company has determined that its long-term debt is valued using Level 2 inputs.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2012

(Unaudited)

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

The following is a reconciliation of the numerators and denominators of the net income per share computations for the periods presented:

Three months ended July 31, 2012	Net income attributable to OCC (numerator)	Shares (denominator)	Per share amount

Basic net income per share	$1,173,428	6,667,481	$0.18

Effect of dilutive stock options	—	—

Diluted net income per share	$1,173,428	6,667,481	$0.18

Three months ended July 31, 2011	Net income attributable to OCC (numerator)	Shares (denominator)	Per share amount

Basic net income per share	$117,809	6,391,053	$0.02

Effect of dilutive stock options	—	—

Diluted net income per share	$117,809	6,391,053	$0.02

Nine months ended July 31, 2012	Net income attributable to OCC (numerator)	Shares (denominator)	Per share amount

Basic net income per share	$2,314,797	6,449,227	$0.36

Effect of dilutive stock options	—	—

Diluted net income per share	$2,314,797	6,449,227	$0.36

Nine months ended July 31, 2011	Net income attributable to OCC (numerator)	Shares (denominator)	Per share amount

Basic net income per share	$430,277	6,305,701	$0.07

Effect of dilutive stock options	—	—

Diluted net income per share	$430,277	6,305,701	$0.07

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2012

(Unaudited)

There were no stock options that could potentially dilute net income per share in the future that were not included in the computation of diluted net income per share for the three months and nine months ended July 31, 2012. Stock options that could potentially dilute net income per share in the future that were not included in the computation of diluted net income per share (because to do so would have been antidilutive for the periods presented) totaled 163,577 for the three months and nine months ended July 31, 2011.

(9)	Shareholders’ Equity

Effective November 1, 2011, the Company’s Board of Directors approved a plan to purchase and retire up to 200,000 shares of the Company’s common stock, or approximately 3% of the shares then outstanding. The Company anticipated that the purchases would be made over a 12- to 24-month period unless the entire number of shares expected to be purchased under the plan was sooner acquired. As of July 31, 2012, the Company had completed its plan and repurchased and retired a total of 200,000 shares of its outstanding common stock. The repurchase of these shares and the costs associated with the repurchase, including brokerage and legal fees, totaled $875,863. As of July 31, 2012, 6,486,100 shares of the Company’s common stock were outstanding.

On July 16, 2012, the Company declared a quarterly cash dividend of $0.015 per share on its common stock totaling $99,277. This amount is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of July 31, 2012.

(10)	Segment Information and Business and Credit Concentrations

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of July 31, 2012 and October 31, 2011 have been adequately provided for in the condensed consolidated financial statements.

For the three months and nine months ended July 31, 2012, 17.6% and 12.2%, respectively, of consolidated net sales were attributable to one major domestic customer. No single customer accounted for more than 10% of the Company’s consolidated net sales during the three and nine months ended July 31, 2011.

For the nine months ended July 31, 2012 and 2011, approximately 73% and 76%, respectively, of consolidated net sales were from customers in the United States, and approximately 27% and 24%, respectively, were from customers outside of the United States.

The Company has a single reportable segment for purposes of segment reporting, exclusive of Centric Solutions LLC (“Centric Solutions”). For the three months and nine months ended July 31, 2012, Centric Solutions generated revenues totaling $758,843 and $1,622,622, respectively. For the three months ended July 31, 2012, Centric Solutions reported operating income of $20,677. For the nine months ended July 31, 2012, Centric Solutions incurred operating losses of $319,875. For the three months and nine months ended July 31, 2011, Centric Solutions generated revenues totaling $355,499 and $606,870, respectively, and incurred operating losses of $183,862 and $642,971, respectively. Total assets of Centric Solutions of approximately $570,000 (net of intercompany amounts) are included in the total consolidated assets of the Company as of July 31, 2012.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2012

(Unaudited)

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

Summary of Company Performance for Third Quarter and first nine months of Fiscal Year 2012

•

Consolidated net sales for the third quarter of fiscal year 2012 were $22.0 million, an increase of 17.2% when compared to consolidated net sales of $18.8 million for the same period last year. Consolidated net sales for the nine months ended July 31, 2012 increased 14.4% to $61.4 million, compared to consolidated net sales of $53.7 million for the nine months ended July 31, 2011.

•

Gross profit increased 35.0% to $8.8 million for the third quarter of fiscal year 2012 compared to $6.5 million for the same period last year. Gross profit increased 26.1% to $23.8 million for the first nine months of fiscal year 2012 compared to $18.9 million for the same period last year.

•

Gross profit margin (gross profit as a percentage of net sales) increased to 39.9% during the third quarter of fiscal year 2012, compared to 34.7% during the same period last year. Gross profit margin improved to 38.8% during the first nine months of fiscal year 2012, compared to 35.2% for the nine months ended July 31, 2011.

•

Net income attributable to OCC during the third quarter of fiscal year 2012 was almost ten times the net income attributable to OCC reported during the third quarter of fiscal year 2011. Net income attributable to OCC was $1.2 million, or $0.18 per share, during the third quarter of fiscal year 2012, compared to $118,000, or $0.02 per share, for the comparable period last year. Net income attributable to OCC during the first nine months of fiscal year 2012 was more than 5 times the net income attributable to OCC reported during the comparable period for fiscal year 2012. We reported net income attributable to OCC of $2.3 million, or $0.36 per share, during the first nine months of fiscal year 2012, compared to $430,000, or $0.07 per share, for the comparable period last year.

•

SG&A expenses as a percentage of net sales were 31.4% in the third quarter of fiscal year 2012—the lowest quarterly percentage for OCC in more than five years, and an indicator of OCC’s operating leverage and OCC’s continued focus on operating efficiently and effectively.

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

Amortization of intangible assets consists primarily of the amortization of developed technology acquired in the acquisition of SMP Data Communications on May 30, 2008 and the amortization of intellectual property and customer list acquired in the acquisition of AOS on October 31, 2009. Amortization of intangible assets is calculated using an accelerated method and the straight line method over the estimated useful lives of the intangible assets.

Other income (expense), net consists of interest expense and other miscellaneous income and expense items not directly attributable to our operations.

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended July 31,		Percent	Nine Months Ended July 31,		Percent
	2012	2011	Change	2012	2011	Change

Net sales	$22,004,000	$18,775,000	17.2%	$61,389,000	$53,672,000	14.4%
Gross profit	8,787,000	6,509,000	35.0%	23,798,000	18,877,000	26.1%
SG&A expenses	6,898,000	6,228,000	10.8%	20,273,000	18,288,000	10.9%
Net income attributable to OCC	1,173,000	118,000	896.0%	2,315,000	430,000	438.0%

Three Months Ended July 31, 2012 and 2011

Net Sales

Consolidated net sales for the third quarter of fiscal year 2012 increased 17.2% to $22.0 million compared to net sales of $18.8 million for the same period last year. Our increase in net sales during the third quarter of fiscal year 2012 was attributable to increased sales of our fiber optic cable products. Net sales in our commercial markets increased compared to the same period last year, but this increase was partially offset by decreases in net sales in our specialty markets. Net sales to customers in the United States increased 10.8% in the third quarter of fiscal year 2012 compared to the same period last year, and net sales to customers outside of the United States increased 39.1%.

The primary reason for the increase in net sales during the third quarter of fiscal year 2012 is due to the fact that we recognized net sales totaling, in the aggregate, approximately $5.1 million as the result of a number of large orders for two customers.

After the end of the third quarter of this year, sales order backlog/forward load was again high—particularly for our fiber optic cable products as the result of the new business generated by these two customers. Generally, OCC’s consolidated sales order backlog/forward load varies throughout the year between approximately 3 to 4 weeks of net sales, or approximately $4.0 million to $5.0 million. At the end of August 2012, our sales order backlog/forward load was $8.9 million, or approximately 5 to 6 weeks of net sales (on a trailing 12 month basis). As a result of our elevated sales order backlog/forward load, at this time, we believe it is likely we will see a positive impact on net sales and earnings during the fourth quarter of fiscal year 2012 similar to what we experienced during the second and third quarters of fiscal year 2012.

Gross Profit

Our gross profit increased 35.0% to $8.8 million in the third quarter of fiscal year 2012, compared to $6.5 million in the third quarter of fiscal year 2011. Gross profit margin, or gross profit as a percentage of net sales, increased to 39.9% in the third quarter of fiscal year 2012 from 34.7% in the third quarter of fiscal year 2011.

Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may vary based on both anticipated and unanticipated changes in product mix. Additionally, our gross profit margins for our product lines tend to be higher when we achieve higher net sales levels (as we did during the third quarter of fiscal year 2012 for our fiber optic cable products), as certain fixed manufacturing costs are spread over higher sales volumes.

Selling, General, and Administrative Expenses

SG&A expenses as a percentage of net sales were 31.4% in the third quarter of fiscal year 2012 compared to 33.2% in the third quarter of fiscal year 2011. The lower percentage in the third quarter of fiscal year 2012 relates to the fact that net sales increased $3.2 million when comparing the third quarter of fiscal year 2012 to the same period last year, while SG&A expenses only increased $671,000. Overall, SG&A expenses increased 10.8% to $6.9 million during the third quarter of fiscal year 2012, compared to $6.2 million for the same period last year.

The increase in SG&A expenses during the third quarter of fiscal year 2012 compared to the same period last year was primarily due to increased employee related costs and shipping costs. Compensation costs have increased when comparing the third quarter of fiscal 2012 to the comparable period in fiscal year 2011 largely as a result of increases in commissions and employee incentives due to increased net sales and the financial results during the third quarter of fiscal year 2012. Shipping costs also increased as net sales increased.

Royalty Income, Net

We recognized royalty income, net of royalty and related expenses, totaling $22,000 during the third quarter of fiscal year 2012, compared to royalty income, net of royalty and related expenses, totaling $247,000 during the same period last year. The decrease in royalty income, net, when comparing the two periods, is primarily due to the expiration of certain patents during the second quarter of fiscal year 2012, which had previously generated a large portion of our royalty income. As a result, we expect to see the trend of declining royalty income continue during the remainder of fiscal year 2012, and we expect amortization of intangible assets expense to continue to decline as well.

Royalty income, net is offset by the expense of the amortization of the intangible assets associated with our royalty income, net (as further described in the Amortization of Intangible Assets section included herein), resulting from the required write-up of intangible assets to fair value when acquired as part of the acquisition of SMP Data Communications on May 30, 2008.

Amortization of Intangible Assets

We recognized $34,000 of amortization expense, associated with intangible assets, for the third quarter of fiscal year 2012, compared to amortization expense of $108,000 during the third quarter of fiscal year 2011. The decrease in amortization expense, when comparing the two periods, is primarily due to the fact that the purchased developed technology asset, acquired in connection with the acquisition of SMP Data Communications, is being amortized using a declining balance method over the useful life of the asset; therefore, the amortization expense decreases as the asset ages and nears the end of its useful life.

Other Expense, Net

We recognized other expense, net in the third quarter of fiscal year 2012 of $145,000 compared to $168,000 in the third quarter of fiscal year 2011. Other expense, net is comprised of interest income, interest expense and other miscellaneous items which may fluctuate from period to period.

Income Before Income Taxes

We reported income before income taxes of $1.7 million for the third quarter of fiscal year 2012 compared to $252,000 for the third quarter of fiscal year 2011. This increase was primarily due to the increase in gross profit of $2.3 million in the third quarter of fiscal year 2012, partially offset by the increase in SG&A expenses of $671,000, compared to the same period in 2011.

Income Tax Expense

Income tax expense totaled $554,000 in the third quarter of fiscal year 2012 compared to $178,000 for the same period in fiscal year 2011. Our effective tax rate for the third quarter of fiscal year 2012 was 32.0% compared to 70.7% for the third quarter of fiscal year 2011.

Generally, fluctuations in our effective tax rates are primarily due to permanent differences in U.S. GAAP and tax accounting for various tax deductions and benefits, but can also be significantly different from the statutory tax rate when income or loss before taxes is at a level such that permanent differences in U.S. GAAP and tax accounting treatment have a disproportional impact on the projected effective tax rate as was the case in the third quarter of fiscal year 2011.

Net Income

Net income attributable to OCC for the third quarter of fiscal year 2012 was $1.2 million compared to $118,000 for the third quarter of fiscal year 2011. This increase was due primarily to the increase in income before taxes of $1.5 million, partially offset by the increase in income taxes of $376,000, in the third quarter of fiscal year 2012, compared to the same period in fiscal year 2011.

Nine Months Ended July 31, 2012 and 2011

Net Sales

Consolidated net sales for the first nine months of fiscal year 2012 increased 14.4% to $61.4 million compared to net sales of $53.7 million for the same period last year. Our increase in net sales during the first nine months of fiscal year 2012 was attributable to increased sales of our fiber optic cable products. We experienced an increase in net sales during the first nine months of fiscal year 2012 in our commercial markets compared to the same period last year, but this increase was partially offset by decreases in net sales in our specialty markets. Net sales to customers in the United States increased 10.5% in the first nine months of fiscal year 2012 compared to the same period last year, and net sales to customers outside of the United States increased 26.5%.

The primary reason for the increase in net sales during the first nine months of fiscal year 2012 was due to the fact that we recognized net sales totaling, in the aggregate, approximately $11.0 million as the result of a number of large orders for two customers.

After the end of the third quarter of this year, sales order backlog/forward load was again high—particularly for our fiber optic cable products as the result of the new business generated by these two customers. Generally, OCC’s consolidated sales order backlog/forward load varies throughout the year between approximately 3 to 4 weeks of net sales, or approximately $4.0 million to $5.0 million. At the end of August 2012, our sales order backlog/forward load was $8.9 million, or approximately 5 to 6 weeks of net sales (on a trailing 12 month basis). As a result of our elevated sales order backlog/forward load, at this time, we believe it is likely we will again see a positive impact on net sales and earnings during the fourth quarter of fiscal year 2012 similar to what we experienced during the second and third quarters of fiscal year 2012.

Gross Profit

Our gross profit increased 26.1% to $23.8 million in the first nine months of fiscal year 2012, compared to $18.9 million in the first nine months of fiscal year 2011. Gross profit margin, or gross profit as a percentage of net sales, increased to 38.8% in the first nine months of fiscal year 2012 from 35.2% in the first nine months of fiscal year 2011.

Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may vary based on both anticipated and unanticipated changes in product mix. Additionally, our gross profit margins for our product lines tend to be higher when we achieve higher net sales levels (as we achieved during the first nine months of fiscal year 2012 for our fiber optic cable products), as certain fixed manufacturing costs are spread over higher sales volumes.

Selling, General, and Administrative Expenses

SG&A expenses as a percentage of net sales were 33.0% in the first nine months of fiscal year 2012 compared to 34.1% in the first nine months of fiscal year 2011. The lower percentage in the first nine months of fiscal year 2012 relates to the fact that net sales increased $7.7 million when comparing the first nine months of fiscal year 2012 to the same period last year, while SG&A expenses only increased $2.0 million. SG&A expenses increased 10.9% to $20.3 million for the first nine months of fiscal year 2012 from $18.3 million for the same period last year.

The increase in SG&A expenses during the first nine months of 2012 compared to the same period last year was primarily due to increased employee related costs and shipping costs. Compensation costs increased in the first nine months of fiscal 2012 compared to the same period in fiscal year 2011 largely as a result of increases in commissions and employee incentives due to increased net sales and the financial results during the first nine months of fiscal year 2012. Shipping costs also increased as net sales increased.

Royalty Income, Net

We recognized royalty income, net of royalty and related expenses, totaling $310,000 during the first nine months of fiscal year 2012, compared to royalty income, net of royalty and related expenses, totaling $645,000 during the same period last year. The decrease in royalty income, net, when comparing the two periods, is primarily due to the expiration of certain patents during the first nine months of fiscal year 2012, which had previously generated a large portion of our royalty income. As a result, we expect to see the trend of declining royalty income continue during the remainder of fiscal year 2012, and we expect amortization of intangible assets expense to continue to decline as well.

Royalty income, net is partially offset by the expense of the amortization of the intangible assets associated with our royalty income, net (as further described in the Amortization of Intangible Assets section included herein), resulting from the required write-up of intangible assets to fair value when acquired as part of the acquisition of SMP Data Communications on May 30, 2008.

Amortization of Intangible Assets

We recognized $101,000 of amortization expense, associated with intangible assets, for the first nine months of fiscal year 2012, compared to amortization expense of $323,000 during the first nine months of fiscal year 2011. The decrease in amortization expense, when comparing the two periods, is primarily due to the fact that the purchased developed technology asset, acquired in connection with the acquisition of SMP Data Communications, is being amortized using a declining balance method over the useful life of the asset; therefore, the amortization expense decreases as the asset ages and nears the end of its useful life.

Other Expense, Net

We recognized other expense, net in the first nine months of fiscal year 2012 of $431,000 compared to $460,000 in the first nine months of fiscal year 2011. Other expense, net is comprised of interest income, interest expense and other miscellaneous items which may fluctuate from period to period.

Income Before Income Taxes

We reported income before income taxes of $3.3 million for the first nine months of fiscal year 2012 compared to $451,000 for the first nine months of fiscal year 2011. This increase was primarily due to the increase in gross profit of $4.9 million in the first nine months of fiscal year 2012, partially offset by the increase in SG&A expenses of $2.0 million, compared to the same period in 2011.

Income Tax Expense

Income tax expense totaled $1.1 million in the first nine months of fiscal year 2012 compared to $174,000 for the same period in fiscal year 2011. Our effective tax rate for the first nine months of fiscal year 2012 was 32.2% compared to 38.7% for the first nine months of fiscal year 2011.

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

Net Income

Net income attributable to OCC for the first nine months of fiscal year 2012 was $2.3 million compared to $430,000 for the first nine months of fiscal year 2011. This increase was due primarily to the increase in income before taxes of $2.9 million in the first nine months of fiscal year 2012, compared the same period in fiscal year 2011.

Financial Condition

Total assets increased $4.1 million, or 9.0%, to $49.0 million at July 31, 2012, from $44.9 million at October 31, 2011. This increase was primarily due to a $2.6 million increase in trade accounts receivable, net and a $2.5 million increase in inventories. The increase in trade accounts receivable, net largely resulted from the increase in net sales in the third quarter of fiscal year 2012 when compared to the fourth quarter of fiscal year 2011. The increase in inventories is largely due to efforts to support an increase in sales orders and a wider variety of stocked products, as well as the timing of raw material purchases.

Total liabilities increased $2.1 million, or 12.2%, to $19.3 million at July 31, 2012, from $17.2 million at October 31, 2011. The increase in total liabilities was primarily due to a $1.3 million increase in note payable to bank under our revolving line of credit, a $438,000 increase in income taxes payable due to the financial results of the first nine months of fiscal year 2012 and a $492,000 increase in accounts payable and accrued expenses, including accrued compensation and payroll taxes, largely due to the timing of related payments when comparing the two periods.

Total shareholders’ equity attributable to OCC at July 31, 2012 increased $2.0 million in the first nine months of fiscal year 2012. The increase resulted from the net income attributable to OCC of $2.3 million and share-based compensation, net of $902,000, partially offset by the repurchase and retirement of 200,000 shares of our common stock for $876,000 and dividends declared of $294,000.

Liquidity and Capital Resources

Our primary capital needs during the first nine months of fiscal year 2012 have been to fund working capital requirements and capital expenditures as well as the repurchase and retirement of our common stock. Our primary source of capital for these purposes has been existing cash, borrowings under our revolving credit facility and cash provided by operations. As of July 31, 2012, we had an outstanding loan balance under our revolving credit facility totaling $1.3 million. As of October 31, 2011, we had no outstanding balance under our revolving credit facility. As of July 31, 2012 and October 31, 2011, we had outstanding loan balances associated with our long-term debt totaling $8.0 million and $8.2 million, respectively.

Our cash totaled $1.2 million as of July 31, 2012, an increase of $115,000, compared to $1.1 million as of October 31, 2011. The increase in cash for the nine months ended July 31, 2012 primarily resulted from cash provided by operating activities of $1.1 million, partially offset by capital expenditures totaling $774,000 and net cash used in financing activities of $143,000.

On July 31, 2012, we had working capital of $27.2 million compared to $23.3 million on October 31, 2011. The ratio of current assets to current liabilities as of July 31, 2012 was 4.0 to 1 compared to 3.8 to 1 as of October 31, 2011. The increase in working capital and the improved ratio of current assets to current liabilities as of July 31, 2012 compared to October 31, 2011 was primarily the result of the $2.6 million increase in trade accounts receivable, net and the $2.5 million increase in inventories.

Net Cash

Net cash provided by operating activities was $1.1 million in the first nine months of fiscal year 2012, compared to $966,000 in the first nine months of fiscal year 2011. Net cash provided by operating activities during the first nine months of fiscal year 2012 primarily resulted from net income of $2.2 million, plus net adjustments to reconcile net income to net cash provided by operating activities, including depreciation, amortization and accretion of $1.6 million and share-based compensation expense of $1.1 million. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by increases in trade accounts receivable of $2.6 million and increases in inventories of $2.5 million. Net cash provided by operating activities during the first nine months of fiscal year 2011 primarily resulted from net income of $276,000, plus net adjustments to reconcile net income to net cash provided by operating activities, including depreciation, amortization and accretion of $2.0 million and share-based compensation expense of $644,000. Additionally, decreases in trade accounts receivable of $482,000 further contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by increases in inventories of $1.3 million and the decrease in accounts payable and accrued expenses (including accrued compensation and payroll taxes) of $859,000.

Net cash used in investing activities totaled $838,000 in the first nine months of fiscal year 2012 compared to $1.2 million in the first nine months of fiscal year 2011. Net cash used in investing activities during the first nine months of fiscal years 2012 and 2011 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment.

Net cash used in financing activities totaled $143,000 in the first nine months of fiscal year 2012 compared to $1.1 million in the first nine months of fiscal year 2011. Net cash used in financing activities in the first nine months of fiscal year 2012 resulted primarily from the repurchase and retirement of 200,000 shares of our common stock for $876,000 and the $258,000 payment of dividends previously declared, partially offset by proceeds from a note payable to our bank under our line of credit, net of repayments, of $1.3 million. Net cash used in financing activities in the first nine months of fiscal year 2011 resulted primarily from the repurchase and retirement of 183,025 shares of our common stock for $846,000.

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

On August 31, 2012, subsequent to our fiscal third quarter, we entered into a Fifth Loan Modification Agreement with Valley Bank whereby the fixed interest rate of the two term loans was lowered to 4.25% from 5.85% and the applicable repayment installments were revised. The maturity date of the loans did not change.

The Virginia Real Estate Loan was fully funded on May 30, 2008. The Virginia Real Estate Loan, as modified, accrues interest at 5.85% and payments of principal and interest are based on a 25 year amortization. Payments on the Virginia Real Estate Loan will be made in 83 equal installments of principal and interest in the amount of $41,686 beginning May 1, 2011. The balance of the Virginia Real Estate Loan will be due April 30, 2018. As of July 31, 2012, we had outstanding borrowings of $6.0 million under our Virginia Real Estate Loan.

The North Carolina Real Estate Loan was fully funded on May 30, 2008. The North Carolina Real Estate Loan, as modified, accrues interest at 5.85% and payments of principal and interest are based on a 25 year amortization. Payments on the North Carolina Real Estate Loan will be made in 83 equal installments of principal and interest in the amount of $14,366 beginning May 1, 2011. The balance of the North Carolina Real Estate Loan will be due April 30, 2018. As of July 31, 2012, we had outstanding borrowings of $2.1 million under our North Carolina Real Estate Loan.

On April 30, 2010, we entered into a revolving credit facility with SunTrust Bank consisting of a Commercial Note and Agreement to Commercial Note under which SunTrust Bank provides us with a revolving line of credit for our working capital needs (the “Commercial Loan”), which replaced the Valley Bank Revolving Loan. The Commercial Loan was due to mature on May 31, 2012. On July 25, 2011, we entered into a binding letter of renewal with SunTrust Bank of the commercial note extending the Commercial Loan to May 31, 2013. Concurrently with the renewal, we also entered into a Fourth Loan Modification Agreement with Valley Bank to amend the definition of ‘SunTrust Debt’ to provide for the extension of the revolver’s maturity date. On July 25, 2012, we entered into a binding letter of renewal with SunTrust Bank of the commercial note further extending the Commercial Loan to May 31, 2014.

The Commercial Loan provides us the ability to borrow an aggregate principal amount at any one time outstanding not to exceed the lesser of (i) $6.0 million, or (ii) the sum of 85% of certain receivables aged 90 days or less plus 35% of the lesser of $1.0 million or certain foreign receivables plus 25% of certain raw materials inventory. Within the Revolving Loan Limit, we may borrow, repay and reborrow, at any time until May 31, 2014.

Advances under the Commercial Loan accrue interest at the greater of (x) LIBOR plus 2.0%, or (y) 3.0%. Accrued interest on the outstanding principal balance is due on the first day of each month, with all then outstanding principal, interest, fees and costs due at the Commercial Loan Termination Date of May 31, 2014.

As of July 31, 2012, we had $1.3 million of outstanding borrowings on our Commercial Loan and approximately $4.7 million in available credit.

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

Capital Expenditures

As of July 31, 2012, we have committed approximately $1.1 million to add new manufacturing equipment at our fiber optic cable production facility in order to support increased demand for our fiber optic cable products. Of the $1.1 million committed, we have spent approximately $151,000 as of July 31, 2012. We did not have any other material commitments for capital expenditures as of July 31, 2012. During our 2012 fiscal year budgeting process, we included an estimate for capital expenditures for the fiscal year of $2.5 million. This budget includes estimates for capital expenditures for new manufacturing equipment, improvements to existing manufacturing equipment, new information technology equipment and software, upgrades to existing information technology equipment and software, furniture and all other capitalizable expenditures for property, plant and equipment. These expenditures will be funded out of our working capital or borrowings under our credit facilities. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Historically, we have spent less than our budgeted capital expenditures in any given year.

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

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2011 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2011 Form 10-K did not change during the period from November 1, 2011 through July 31, 2012.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2012. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2012 and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its common stock for the three months ended July 31, 2012:

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
May 1, 2012 – May 31, 2012	—	—	—	200,000

June 1, 2012 – June 30, 2012	75,200	4.10	75,200	124,800

July 1, 2012 – July 31, 2012	124,800	4.55	124,800	—

(1)	Effective November 1, 2011, the Company’s Board of Directors approved a plan to purchase and retire up to 200,000 shares of the Company’s common stock, or approximately 3% of the shares then outstanding. At the time the plan was approved, the Company anticipated that the purchases would be made over a 12- to 24-month period unless the entire number of shares expected to be purchased under the plan was sooner acquired. During the three month period ended July 31, 2012, the Company completed all of the repurchases under its plan and retired a total of 200,000 of its outstanding common stock. The repurchase of these shares and the costs associated with the repurchase, including brokerage and legal fees, totaled approximately $876,000 for the three month period ended July 31, 2012. As of July 31, 2012, 6,486,100 shares of the Company’s common stock were outstanding.
(2)	The average price paid per share set forth above includes the purchase price paid for the shares, and brokerage and legal fees paid by the Company. The average purchase price per share (excluding brokerage and legal fees) paid by the Company for the three months ended July 31, 2012 was $4.36.

PART II. OTHER INFORMATION

Item 6. Exhibits

The exhibits listed on the Exhibit Index are filed as part of, and incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: September 10, 2012	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: September 10, 2012	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated May 30, 2008 by and among Optical Cable Corporation, Aurora Merger Corporation, Preformed Line Products Company and Superior Modular Products Incorporated (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 2, 2008).

3.1	Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated herein by reference to Exhibit 1 to the Company’s Form 8-A12G filed with the Commission on November 5, 2001).

3.2	Amended and Restated Bylaws of Optical Cable Corporation (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2011).

4.1	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.2	Form of certificate representing Common Stock. FILED HEREWITH.

4.3	Stockholder Protection Rights Agreement dated as of October 28, 2011, between Optical Cable Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent, including as Exhibit A The Forms of Rights Certificate and Election to Exercise (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-A12G filed with the Commission on November 1, 2011).

4.4	Credit Agreement dated May 30, 2008 by and between Optical Cable Corporation and Superior Modular Products Incorporated as borrowers and Valley Bank as lender in the amount of $17,000,000 consisting of a Revolver in the amount of $6,000,000; Term Loan A in the amount of $2,240,000; Term Loan B in the amount of $6,500,000; and a Capital Acquisitions Term Loan in the amount of $2,260,000 (incorporated herein by reference to Exhibit 4.16 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.5	Credit Line Deed of Trust dated May 30, 2008 between Optical Cable Corporation as Grantor, LeClairRyan as Trustee and Valley Bank as Beneficiary (incorporated herein by reference to Exhibit 4.17 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.6	Deed of Trust, Security Agreement and Fixtures Filing dated May 30, 2008 by and between Superior Modular Products Incorporated as Grantor, LeClairRyan as Trustee and Valley Bank as Beneficiary (incorporated herein by reference to Exhibit 4.18 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.7	Security Agreement dated May 30, 2008 between Optical Cable Corporation and Superior Modular Products Incorporated and Valley Bank (incorporated herein by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.8	Term Loan A Note in the amount of $2,240,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.9	Term Loan B Note in the amount of $6,500,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.22 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.10	First Loan Modification Agreement dated February 28, 2010 by and between Optical Cable Corporation and Valley Bank (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 22, 2010).

4.11	Second Loan Modification Agreement dated April 30, 2010 by and between Optical Cable Corporation, for itself and as successor by merger to Superior Modular Products Incorporated, and Valley Bank (incorporated herein by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 filed June 14, 2010).

4.12	Addendum A to Commercial Note dated April 30, 2010 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 4.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 filed June 14, 2010).

4.13	Commercial Note dated April 30, 2010 by and between Optical Cable Corporation and SunTrust Bank in the principal amount of $6,000,000 (incorporated herein by reference to Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 filed June 14, 2010).

4.14	Security Agreement dated April 30, 2010 by Optical Cable Corporation in favor of SunTrust Bank (incorporated herein by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 filed June 14, 2010).

4.15	Agreement to Commercial Note dated April 30, 2010 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 4.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 filed June 14, 2010).

4.16	Third Loan Modification Agreement dated April 22, 2011 by and between Optical Cable Corporation, for itself and as successor by merger to Superior Modular Products Incorporated, and Valley Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2011).

4.17	Binding Letter of Renewal dated July 25, 2011 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 26, 2011).

4.18	Binding Letter of Renewal dated July 25, 2012 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 26, 2012).

4.19	Fourth Loan Modification Agreement dated July 25, 2011 by and between Optical Cable Corporation, for itself and as successor by merger to Superior Modular Products Incorporated, and Valley Bank (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated July 26, 2011).

10.1*	Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-8 No. 333-09433 filed August 2, 1996).

10.2*	Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.3*	Form of award agreement under the Optical Cable Corporation Amended 2004 Non-employee Directors Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2004 filed January 26, 2005).

10.4*	Optical Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.5*	Form of time vesting award agreement under the Optical Cable Corporation 2005 and 2011 Stock Incentive Plans (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006 filed June 14, 2006).

10.6*	Form of stock performance vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006 filed June 14, 2006).

10.7*	Form of operational performance (Company financial performance measure) vesting award agreement under the Optical Cable Corporation 2005 and 2011 Stock Incentive Plans (incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2009 filed June 12, 2009).

10.8	Notice of Exercise of Warrant by the Company to purchase 98,741 shares of common stock of Applied Optical Systems, Inc. dated October 30, 2009 (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.9	Stock Purchase Agreement dated October 31, 2009 by and among the Company, as buyer and G. Thomas Hazelton, Jr. and Daniel Roehrs as sellers (incorporated herein by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.10*	Employment agreement dated October 31, 2009, between Applied Optical Systems, Inc. and G. Thomas Hazelton, Jr. (incorporated herein by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.11*	Employment agreement dated October 31, 2009, between Applied Optical Systems, Inc. and Daniel Roehrs (incorporated herein by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.12	Buy-Sell Agreement dated October 31, 2009, by and between G. Thomas Hazelton, Jr., as guarantor, and the Company (incorporated herein by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.13	Buy-Sell Agreement dated October 31, 2009, by and between Daniel Roehrs, as guarantor, and the Company (incorporated herein by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.14	Indemnification Agreement dated October 31, 2009, between the Company and Applied Optical Systems, Inc. (incorporated herein by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.15	Supplemental Agreement dated October 31, 2009, by and among the Company, as buyer, Applied Optical Systems, Inc., George T. Hazelton Family Trust, G. Thomas Hazelton, Jr., and Daniel Roehrs (incorporated herein by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.16	Termination Agreement dated October 31, 2009, by and among Applied Optical Systems, Inc., the Company, as lender, and G. Thomas Hazelton, Jr. and Daniel Roehrs (incorporated herein by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.17	Warrant Exercise Agreement between the Company and Applied Optical Systems, Inc. dated October 30, 2009 (incorporated herein by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.18	Redemption Agreement by and between Optical Cable Corporation and BB&T Capital Markets dated November 17, 2009 (incorporated herein by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2010 filed March 17, 2010).

10.19*	Amended and restated Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective April 11, 2011 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 15, 2011).

10.20*	Amended and restated Employment Agreement by and between Optical Cable Corporation and Tracy G. Smith effective April 11, 2011 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 15, 2011).

11.1	Statement regarding computation of per share earnings (incorporated by reference to note 8 of the Condensed Notes to Condensed Consolidated Financial Statements contained herein).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at July 31, 2012 and October 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended July 31, 2012 and 2011, (iii) Condensed Consolidated Statement of Shareholders’ Equity for the nine months ended July 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2012 and 2011, and (v) Condensed Notes to Condensed Consolidated Financial Statements. FURNISHED HEREWITH (not filed).

*	Management contract or compensatory plan or agreement.