Form 10-K
period 2012-10-31
OPTICAL CABLE CORP
filed 2012-12-21
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

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

Large accelerated filer   ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock, no par value, held by non-affiliates of the registrant (without admitting any person whose shares are not included in determining such value is an affiliate) as of April 30, 2012, the last business day of the Company’s most recent second quarter was $17,784,720 based upon the closing price of these shares as reported by the Nasdaq Global Market on April 30, 2012.

As of December 14, 2012, the Company had outstanding 6,305,092 common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report filed as Exhibit 13.1 to this report on Form 10-K are incorporated by reference in Part II of this Form 10-K Report: “Corporate Information,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” and “Report of Independent Registered Public Accounting Firm.” In addition, portions of the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K Report: “Election of Directors,” “Beneficial Ownership of Securities,” “Compensation of Executive Officers,” “Compensation of Directors,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “Code of Ethics,” “Executive Compensation,” “Beneficial Ownership of Securities,” “Equity Compensation Plans Information,” “Certain Relationships and Related Transactions,” “Independent Registered Public Accounting Firm,” and “Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Registered Public Accounting Firm.”

OPTICAL CABLE CORPORATION

FORM 10-K

PART I

Item 1.	BUSINESS

Overview

Optical Cable Corporation was incorporated in the Commonwealth of Virginia in 1983. We are headquartered at 5290 Concourse Drive, Roanoke, Virginia 24019 and our telephone number is (540) 265-0690. Optical Cable Corporation, together with our wholly owned subsidiary, Applied Optical Systems, Inc. (“AOS”), has offices, manufacturing and warehouse facilities located in Roanoke, Virginia, near Asheville, North Carolina and near Dallas, Texas.

Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) is a leading manufacturer of a broad range of fiber optic and copper data communication cabling and connectivity solutions primarily for the enterprise market, offering an integrated suite of high quality, warranted products which operate as a system solution or seamlessly integrate with other providers’ offerings. OCC’s product offerings include designs for uses ranging from commercial, enterprise network, datacenter, residential and campus installations to customized products for specialty applications and harsh environments, including military, industrial, mining, petrochemical and broadcast applications. OCC products include fiber optic and copper cabling, fiber optic and copper connectors, specialty fiber optic and copper connectors, fiber optic and copper patch cords, pre-terminated fiber optic and copper cable assemblies, racks, cabinets, datacom enclosures, patch panels, face plates, multi-media boxes, wireless distributed antenna systems, fiber optic reels and accessories and other cable and connectivity management accessories, and are designed to meet the most demanding needs of end-users, delivering a high degree of reliability and outstanding performance characteristics.

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

OCC primarily manufactures its fiber optic cables at its ISO 9001:2008 registered and MIL-STD-790F certified facility located in Roanoke, Virginia, its enterprise connectivity products at its ISO 9001:2008 registered facility located near Asheville, North Carolina, and its military and harsh environment connectivity products and systems at its ISO 9001:2008 registered and MIL-STD-790F certified facility located near Dallas, Texas.

In Roanoke, the OCC team primarily designs, develops and manufactures fiber optic cables for a broad range of commercial and specialty markets and applications. We refer to these products as our fiber optic cable offering.

In Asheville, the OCC team primarily designs, develops and manufactures copper and fiber passive connectivity hardware components for use in the enterprise market, including a broad range of commercial and residential applications. We refer to these products as our enterprise connectivity product offering.

In Dallas, the OCC team primarily designs, develops and manufactures a broad range of specialty fiber optic connectors and connectivity solutions primarily for use in military and other harsh environment applications. We refer to these products as our applied interconnect systems product offering. OCC markets and sells the products manufactured at our Dallas facility through our wholly owned subsidiary Applied Optical Systems, Inc. (“AOS”) under the names Optical Cable Corporation and OCC by the efforts of our integrated OCC sales team.

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

Optical Cable Corporation, OCC®, Procyon™, Superior Modular Products, SMP Data Communications, Applied Optical Systems, and associated logos are trademarks of Optical Cable Corporation.

Products

OCC® is a leading manufacturer of a broad range of fiber optic and copper data communication cabling and connectivity solutions primarily for the enterprise market (or non-carrier market), offering an integrated suite of high quality, warranted products which operate as a system solution or seamlessly integrate with other providers’ offerings. OCC’s product offerings include designs for uses ranging from commercial, enterprise network, datacenter, residential and campus installations to customized products for specialty applications and harsh environments, including military, industrial, mining, petrochemical and broadcast applications. OCC products include fiber optic and copper cabling, fiber optic and copper connectors, specialty fiber optic and copper connectors, fiber optic and copper patch cords, pre-terminated fiber optic and copper cable assemblies, racks, cabinets, datacom enclosures, fiber optic and copper patch panels, face plates, multi-media boxes, wireless distributed antenna systems, fiber optic reels and accessories and other cable and connectivity management accessories. Our products are designed to meet the most demanding needs of end-users, delivering a high degree of reliability and outstanding performance characteristics.

Our fiber optic and copper cabling and connectivity products and solutions (predominantly passive, rather than active systems) are used for transmission of data, video, radio frequency and voice communications primarily over short- to moderate-distances.

Fiber Optic Cable Products

We design, manufacture, market and sell a broad array of top-tier fiber optic cables that provide high bandwidth transmission of data, video and voice communications primarily over short- to moderate-distances.

OCC is internationally recognized for pioneering the design and production of fiber optic cables for the most demanding military field applications, as well as fiber optic cables suitable for both indoor and outdoor use, and for creating a broad product offering built on the evolution of these fundamental technologies.

Our product line is diverse and versatile, in keeping with evolving application needs of customers within our markets. Our tight-buffered fiber optic cables address the needs of multiple uses for the enterprise market (or non-carrier market) ranging from commercial, enterprise network, data center, residential and campus installations to specialty and harsh environment markets including military, industrial, mining and broadcast applications, and to a lesser extent the access market. We believe that we offer the most comprehensive tight-buffered fiber optic cable product offering for the enterprise market.

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

Further information regarding OCC’s fiber optic cable products is available at www.occfiber.com.

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

Further information regarding OCC’s copper datacom cable products is available at www.occfiber.com.

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

Copper Connectivity Products. OCC’s copper enterprise connectivity products offer customers a complete copper system solution and line of component compliant products necessary for high speed data and voice applications in the datacenter, the telecommunications closet, the equipment room and at the workstation. Our product offering includes: category compliant patch panels, jacks (standard keystone or proprietary bezel configuration), plugs, patch cords, faceplates, surface mounted boxes, distribution and multi-media boxes, copper rack mount and wall mount enclosures, cable assemblies, cable organizers, and other wiring products. OCC provides products compliant with Category 6A, 6 and 5e standards in both shielded and unshielded offerings. OCC pioneered the required technology for high performance twisted pair cabling and RJ45 connectivity applications to Ethernet, holding multiple patents for electrical performance and usability features.

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

Wireless Systems. OCC’s patented Cellular Distribution System® (“CDS”) is a distributed antenna system designed for in-building enhancement of wireless communications signals. The core technology for CDS functions to eliminate localized in-building dead zones and to improve data rates for 4G smart phone and legacy mobile users. The CDS product provides transport of wireless signals into and out of a building through the use of a donor antenna architecture. The product set is intended to apply structured cabling concepts in an easy to install design to support wireless communications for those customers involved in the structured cabling and communication markets.

Further information regarding OCC’s enterprise connectivity products is available at www.occfiber.com.

Applied Interconnect Systems Products

We design, manufacture, market and sell specialty fiber optic connectors and connectivity components, certain ruggedized copper datacom connectors, and related deployable systems and solutions for the military and harsh environment applications. For deployable applications, we manufacture a full range of tactical fiber optic connectors that conform to U.S. Department of Defense standards, such as MIL-PRF-29504, MIL-C-83522, MIL-DTL-83526, NAVSEA 7379171, NAVSEA 7379172 products. In addition to military specified products, we also manufacture commercial grade versions of cylindrical connector products including EZ-MATE™, MHC-II™ and F-LINK™. Many of our products utilize a hermaphroditic design that allows for concatenation of assemblies without regard to connector gender. This design allows for quick and easy deployment and retrieval. To provide more comprehensive interconnect solutions, we designed and developed a complete family of lightweight reels and accessories. We manufacture cylindrical connector product for fixed fiber optic or applications requiring optical fiber and copper connections in the same connector. We fabricate a wide variety of simplex, duplex and multi-channel fiber optic assemblies for uses as varied as mining, oil & gas, petrochemical, broadcast, industrial and military applications. Our product offering also includes a full product line of ruggedized RJ-45 connectors.

Further information regarding OCC’s applied interconnect systems products is available at www.occfiber.com.

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

Competitive Business Conditions, Positions in the Industry and Methods of Competition

The fiber optic and copper data communications cables and connectivity enterprise markets and other short- to moderate-distance markets are highly competitive. Our fiber optic cable product lines compete with products of large, integrated fiber optic cable manufacturers such as Corning Cable Systems, General Cable, Belden, Nexans (including Berk-Tek), CommScope and others. Our copper cable product lines compete with products of large copper cable manufacturers such as General Cable, Belden, Nexans (including Berk-Tek), CommScope and others. Our fiber optic and copper connectivity product lines compete with products of large fiber optic and copper connectivity manufacturers such as CommScope (including its Systimax product lines), Corning Cable Systems, Leviton, Ortronics/Legrand, Panduit and others. Our military and harsh environment connectivity product lines compete with products of Amphenol, Delphi, Tyco and others.

Some of our competitors are more established, benefit from greater market recognition and have much greater financial, research and development, production and marketing resources than we do. Competition could increase if new companies enter the market or if existing competitors expand their product lines.

Compliance with Environmental Laws

We are not aware of any material violations at our facilities of any local, state or federal environmental laws. We have not incurred any material expenditures related to environmental compliance during our 2012 fiscal year. We believe that we have materially complied with all applicable environmental regulations.

Research and Development Activities

Research and development costs totaled $1.3 million, $1.1 million and $1.0 million for the fiscal years ended October 31, 2012, 2011 and 2010, respectively. Our research and development costs related to work performed in connection with our enterprise connectivity product lines. The product development work with respect to our fiber optic cable products and our applied interconnect systems products is generally performed in response to customer product development requests and is characterized as engineering expense allocated to costs of goods sold and selling, general and administrative expenses, rather than characterized as research and development costs.

Customers

We have a global customer base, selling in over 50 countries in fiscal year 2012. The following is a partial list of representative types of end-users of our fiber optic cables and copper and fiber optic connectivity products:

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

•

Industrial and Manufacturing Facilities. Industrial and manufacturing facilities typically have a more severe environment (often with heavy electrical equipment) than other types of businesses. Our fiber optic cable and connectivity products in these environments offer immunity to electrical noise, ruggedness, high information carrying capacity and greater distance capability. Such facilities also have need for our copper cabling and connectivity products. Our products are installed in automotive assembly plants, steel plants, chemical and drug facilities, petrochemical facilities and petroleum refineries, mines and other similar environments.

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

Employees

As of October 31, 2012, we employed a total of 367 persons (excluding independent sales representatives and firms and employees of Centric Solutions). None of our employees is represented by a labor union. We have experienced no work stoppages and we continue to take steps we believe appropriate to ensure our employee relations are good.

Item 1A.	RISK FACTORS

Not required for a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended.

Certain risk factors that may adversely affect the Company, the Company’s future results of operations and future financial condition, and future market valuation of the Company are mentioned under “Forward-Looking Information” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report for the fiscal year ended October 31, 2012 (filed as Exhibit 13.1 to this report on Form 10-K), and in our Quarterly Reports on Form 10-Q. Such disclosures do not purport to fully comply with the requirements set forth in Item 1A of the Annual Report on Form 10-K.

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

We lease our facility near Dallas, Texas (in Plano, Texas). Our Dallas facility houses administrative offices, our applied interconnect systems manufacturing and testing operations and warehouse space. Our Dallas facility is located in an industrial complex of suites. The space leased is approximately 34,000 square feet.

We believe that we are currently operating at approximately 50% of our production equipment capacity on average at our collective manufacturing facilities.

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

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information pertaining to shareholders beneficially owning more than five percent of the Company’s common stock and the security ownership of management, which is set forth under the caption “Beneficial Ownership of Securities” in the Proxy Statement for the 2013 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock for the three months ended October 31, 2012:

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plan or programs (1)
August 1, 2012 - August 31, 2012	—	—	—	320,000
September 1, 2012 - September 30, 2012	2,400	$4.62	2,400	317,600
October 1, 2012 - October 31, 2012	64,600	$4.48	64,600	253,000

(1)	On September 20, 2012, the Company’s Board of Directors approved a plan to purchase and retire up to 320,000 shares of the Company’s common stock, or approximately 4.9% of the shares then outstanding. The Company anticipates that the purchases will be made over a 12- to 24-month period unless the entire number of shares expected to be purchased under the plan is sooner acquired. For the three month period ended October 31, 2012, the Company repurchased and retired 67,000 shares of its outstanding common stock. The repurchases, including brokerage and legal fees, for the three month period ended October 31, 2012 totaled approximately $301,000.
(2)	The average price paid per share set forth above includes the purchase price paid for the shares, and brokerage and legal fees paid by the Company. The average purchase price per share (excluding brokerage and legal fees) paid by the Company for the three months ended October 31, 2012 was $4.47.

Subsequent to October 31, 2012, the Company repurchased and retired 106,500 shares of its outstanding common stock. The repurchase of these shares and the costs associated with the repurchase, including brokerage and legal fees, totaled $454,830, or $4.27 per share.

The information contained under the caption “Corporate Information” of our Annual Report for the fiscal year ended October 31, 2012, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 6.	SELECTED FINANCIAL DATA

Not required for a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for the fiscal year ended October 31, 2012, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of October 31, 2012, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information contained under the captions “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” and “Report of Independent Registered Public Accounting Firm” of our Annual Report for the fiscal year ended October 31, 2012, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in our accountants and we did not have any disagreements with our accountants on any accounting matter or financial disclosure made during our fiscal year ended October 31, 2012.

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

As of October 31, 2012, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer (principal accounting officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2012.

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

Management conducted an evaluation of the design and effectiveness of the Company’s system of internal control over financial reporting as of October 31, 2012, based on the framework set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of October 31, 2012, the Company’s internal control over financial reporting was effective.

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

For information with respect to the Directors of the registrant, see “Election of Directors,” “Directors,” and “Executive Officers” in the Proxy Statement for the 2013 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

For information with respect to the executive officers of the registrant, see “Executive Officers” in the Proxy Statement for the 2013 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

The information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, which is set forth under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement for the 2013 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning the Company’s code of ethics that applies to the Company’s principal executive officer and the Company’s senior financial officers required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Code of Ethics.”

Item 11.	EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation,” and “Director Compensation” in the Proxy Statement for the 2013 Annual Meeting of Shareholders of the Company is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans:
2005 Stock Incentive Plan	254,107	shares	$—	20,208	shares
2011 Stock Incentive Plan	336,046	shares	$—	126,774	shares
2004 Non-employee Directors Stock Plan	—	shares	$—	66,056	shares

Total	590,153	shares	$—	213,038	shares

(1)	Includes restricted shares that are issued and outstanding, but have not yet vested and are subject to forfeiture.

The term “shares” in the table above means our common shares.

The information concerning stock ownership by directors, executive officers and shareholders beneficially owning more than five percent of the Company’s common stock, which is set forth under the caption “Beneficial Ownership of Securities” in the Proxy Statement for the 2013 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning securities authorized for issuance under equity compensation plans required by this Item, pursuant to Item 201(d) of Regulation S-K, is incorporated by reference to the Company’s Proxy Statement under the heading “Equity Compensation Plans Information.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information with respect to certain transactions with management of the Company, which is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement for the 2013 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to certain principal accountant fees and services, which is set forth under the caption “Independent Registered Public Accounting Firm” in the Proxy Statement for the 2013 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning pre-approval policies for audit and non-audit services required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.”

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) List of documents filed as part of this report:

1.	Financial statements: The Company’s consolidated financial statements and related notes thereto are hereby incorporated by reference to pages 20 to 41 of the Company’s Annual Report filed as Exhibit 13.1 to this Form 10-K.

2.	Financial statement schedules: All schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes thereto.

3.	Exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K are as follows:

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated May 30, 2008 by and among Optical Cable Corporation, Aurora Merger Corporation, Preformed Line Products Company and Superior Modular Products Incorporated (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 2, 2008).

3.1	Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated herein by reference to Exhibit 1 to the Company’s Form 8-A12G filed with the Commission on November 5, 2001).

3.2	Amended and Restated Bylaws of Optical Cable Corporation (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2011).

4.1	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.2	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2012).

4.3	Stockholder Protection Rights Agreement dated as of October 28, 2011, between Optical Cable Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent, including as Exhibit A The Forms of Rights Certificate and Election to Exercise (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-A12G filed with the Commission on November 1, 2011).

4.4	Credit Agreement dated May 30, 2008 by and between Optical Cable Corporation and Superior Modular Products Incorporated as borrowers and Valley Bank as lender in the amount of $17,000,000 consisting of a Revolver in the amount of $6,000,000; Term Loan A in the amount of $2,240,000; Term Loan B in the amount of $6,500,000; and a Capital Acquisitions Term Loan in the amount of $2,260,000 (incorporated herein by reference to Exhibit 4.16 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.5	Credit Line Deed of Trust dated May 30, 2008 between Optical Cable Corporation as Grantor, LeClairRyan as Trustee and Valley Bank as Beneficiary (incorporated herein by reference to Exhibit 4.17 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.6	Deed of Trust, Security Agreement and Fixtures Filing dated May 30, 2008 by and between Superior Modular Products Incorporated as Grantor, LeClairRyan as Trustee and Valley Bank as Beneficiary (incorporated herein by reference to Exhibit 4.18 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.7	Security Agreement dated May 30, 2008 between Optical Cable Corporation and Superior Modular Products Incorporated and Valley Bank (incorporated herein by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.8	Term Loan A Note in the amount of $2,240,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.9	Term Loan B Note in the amount of $6,500,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.22 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.10	First Loan Modification Agreement dated February 16, 2010 by and between Optical Cable Corporation and Valley Bank (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 22, 2010).

4.11	Second Loan Modification Agreement dated April 30, 2010 by and between Optical Cable Corporation, for itself and as successor by merger to Superior Modular Products Incorporated, and Valley Bank (incorporated herein by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 filed June 14, 2010).

4.12	Addendum A to Commercial Note dated April 30, 2010 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 4.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 filed June 14, 2010).

4.13	Commercial Note dated April 30, 2010 by and between Optical Cable Corporation and SunTrust Bank in the principal amount of $6,000,000 (incorporated herein by reference to Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 filed June 14, 2010).

4.14	Security Agreement dated April 30, 2010 by Optical Cable Corporation in favor of SunTrust Bank (incorporated herein by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 filed June 14, 2010).

4.15	Agreement to Commercial Note dated April 30, 2010 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 4.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 filed June 14, 2010).

4.16	Third Loan Modification Agreement dated April 22, 2011 by and between Optical Cable Corporation, for itself and as successor by merger to Superior Modular Products Incorporated, and Valley Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2011).

4.17	Binding Letter of Renewal dated July 25, 2011 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 26, 2011).

4.18	Binding Letter of Renewal dated July 25, 2012 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 26, 2012).

4.19	Fourth Loan Modification Agreement dated July 25, 2011 by and between Optical Cable Corporation, for itself and as successor by merger to Superior Modular Products Incorporated, and Valley Bank (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated July 26, 2011).

4.20	Fifth Loan Modification Agreement dated August 31, 2012 by and between Optical Cable Corporation, for itself and as successor by merger to Superior Modular Products Incorporated, and Valley Bank (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 31, 2012).

10.1*	Optical Cable Corporation 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit 28.1 to the Company’s Registration Statement on Form S-8 No. 333-09433 filed August 2, 1996).

10.2*	Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.3*	Form of award agreement under the Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2004 filed January 26, 2005).

10.4*	Optical Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.5*	Form of time vesting award agreement under the Optical Cable Corporation 2005 and 2011 Stock Incentive Plans (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006 filed June 14, 2006).

10.6*	Form of stock performance vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006 filed June 14, 2006).

10.7*	Form of operational performance (Company financial performance measure) vesting award agreement under the Optical Cable Corporation 2005 and 2011 Stock Incentive Plans (incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2009 filed June 12, 2009).

10.8	Notice of Exercise of Warrant by the Company to purchase 98,741 shares of common stock of Applied Optical Systems, Inc. dated October 30, 2009 (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.9	Stock Purchase Agreement dated October 31, 2009 by and among the Company, as buyer and G. Thomas Hazelton, Jr. and Daniel Roehrs as sellers (incorporated herein by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.10	Buy-Sell Agreement dated October 31, 2009, by and between G. Thomas Hazelton, Jr., as guarantor, and the Company (incorporated herein by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.11	Buy-Sell Agreement dated October 31, 2009, by and between Daniel Roehrs, as guarantor, and the Company (incorporated herein by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.12	Indemnification Agreement dated October 31, 2009, between the Company and Applied Optical Systems, Inc. (incorporated herein by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.13	Supplemental Agreement dated October 31, 2009, by and among the Company, as buyer, Applied Optical Systems, Inc., George T. Hazelton Family Trust, G. Thomas Hazelton, Jr., and Daniel Roehrs (incorporated herein by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.14	Termination Agreement dated October 31, 2009, by and among Applied Optical Systems, Inc., the Company, as lender, and G. Thomas Hazelton, Jr. and Daniel Roehrs (incorporated herein by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.15	Warrant Exercise Agreement between the Company and Applied Optical Systems, Inc. dated October 30, 2009 (incorporated herein by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.16	Redemption Agreement by and between Optical Cable Corporation and BB&T Capital Markets dated November 1, 2011 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 3, 2011).

10.17	Redemption Agreement by and between Optical Cable Corporation and BB&T Capital Markets dated September 20, 2012 (incorporated herein by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed September 21, 2012).

10.18*	Amended and restated Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective April 11, 2011 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 15, 2011).

10.19*	Amended and restated Employment Agreement by and between Optical Cable Corporation and Tracy G. Smith effective April 11, 2011 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 15, 2011).

11.1	Statement regarding computation of per share earnings (incorporated by reference to note 14 of the Notes to Consolidated Financial Statements contained herein).

13.1	Annual Report. FILED HEREWITH.

21.1	List of Subsidiaries. FILED HEREWITH.

23.1	Consent of Independent Registered Public Accounting Firm. FILED HEREWITH.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended October 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of October 31, 2012 and 2011, (ii) Consolidated Statements of Operations for the years ended October 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended October 31, 2012, 2011 and 2010, and (v) Notes to Consolidated Financial Statements. FURNISHED HEREWITH (not filed).

*	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTICAL CABLE CORPORATION

Date: December 21, 2012	By:	/S/ NEIL D. WILKIN, JR.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: December 21, 2012	By:	/S/ TRACY G. SMITH
Tracy G. Smith
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 21, 2012.

Date: December 21, 2012	/S/ NEIL D. WILKIN, JR.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: December 21, 2012	/S/ RANDALL H. FRAZIER
Randall H. Frazier
Director

Date: December 21, 2012	/S/ JOHN M. HOLLAND
John M. Holland
Director

Date: December 21, 2012	/S/ CRAIG H. WEBER
Craig H. Weber
Director

Date: December 21, 2012	/S/ JOHN B. WILLIAMSON, III
John B. Williamson, III
Director