Form 10-Q
period 2013-01-31
OPTICAL CABLE CORP
filed 2013-03-15
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

As of March 8, 2013, 6,213,067 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Three Months Ended January 31, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

OPTICAL CABLE CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	January 31, 2013	October 31, 2012
Assets

Current assets:
Cash	$506,332	$591,038
Trade accounts receivable, net of allowance for doubtful accounts of $85,440 at January 31, 2013 and $92,148 at October 31, 2012	9,208,351	12,601,402
Other receivables	101,301	216,212
Income taxes refundable	137,483	118,058
Inventories	19,459,813	18,464,019
Prepaid expenses and other assets	510,519	484,406
Deferred income taxes - current	2,070,295	2,289,530

Total current assets	31,994,094	34,764,665

Property and equipment, net	12,496,095	11,648,166
Intangible assets, net	258,962	245,956
Deferred income taxes - noncurrent	738,437	513,817
Other assets, net	790,960	589,741

Total assets	$46,278,548	$47,762,345

Liabilities and Shareholders’ Equity

Current liabilities:
Current installments of long-term debt	$250,439	$247,739
Accounts payable and accrued expenses	4,312,693	4,191,633
Accrued compensation and payroll taxes	1,388,719	3,464,452
Income taxes payable	—	22,937

Total current liabilities	5,951,851	7,926,761

Note payable to bank	2,000,000	1,000,000
Long-term debt, excluding current installments	7,692,748	7,755,680
Deferred income taxes - noncurrent	48,256	—
Other noncurrent liabilities	1,019,089	1,044,862

Total liabilities	16,711,944	17,727,303

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 6,213,067 shares at January 31, 2013 and 6,411,592 at October 31, 2012	8,114,396	8,024,544
Retained earnings	22,080,112	22,619,814

Total shareholders’ equity attributable to Optical Cable Corporation	30,194,508	30,644,358

Noncontrolling interest	(627,904)	(609,316)

Total shareholders’ equity	29,566,604	30,035,042

Commitments and contingencies

Total liabilities and shareholders’ equity	$46,278,548	$47,762,345

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	January 31,
	2013	2012

Net sales	$17,295,453	$17,334,015
Cost of goods sold	10,771,514	11,183,961

Gross profit	6,523,939	6,150,054

Selling, general and administrative expenses	6,188,635	5,964,852
Royalty (income) expense, net	48,317	(185,526)
Amortization of intangible assets	23,224	33,375

Income from operations	263,763	337,353

Other expense, net:
Interest expense	(107,598)	(143,701)
Other, net	(4,671)	(1,191)

Other expense, net	(112,269)	(144,892)

Income before income taxes	151,494	192,461

Income tax expense	40,262	39,756

Net income	$111,232	$152,705

Net loss attributable to noncontrolling interest	(18,588)	(39,739)

Net income attributable to Optical Cable Corporation	$129,820	$192,444

Net income attributable to Optical Cable Corporation per share: Basic and diluted	$0.02	$0.03

Cash dividends declared per common share	$0.02	$0.015

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Three Months Ended January 31, 2013
				Total
				Shareholders’		Total
	Common Stock		Retained	Equity Attributable	Noncontrolling	Shareholders’
	Shares	Amount	Earnings	to OCC	Interest	Equity
Balances at October 31, 2012	6,411,592	$8,024,544	$22,619,814	$30,644,358	$(609,316)	$30,035,042

Share-based compensation, net	(69,025)	49,647	—	49,647	—	49,647

Repurchase and retirement of common stock (at cost)	(129,500)	—	(543,420)	(543,420)	—	(543,420)

Common stock dividends declared, $0.02 per share	—	—	(126,102)	(126,102)	—	(126,102)

Excess tax benefits from share-based compensation	—	40,205	—	40,205	—	40,205

Net income	—	—	129,820	129,820	(18,588)	111,232

Balances at January 31, 2013	6,213,067	$8,114,396	$22,080,112	$30,194,508	$(627,904)	$29,566,604

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended January 31,
	2013	2012
Cash flows from operating activities:
Net income	$111,232	$152,705
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	495,112	550,862
Bad debt recovery	(7,095)	(8,644)
Deferred income tax expense	42,871	13,445
Share-based compensation expense	336,798	253,843
Impact of excess tax benefits from share-based compensation	(40,205)	5,470
Loss on sale of property and equipment	—	1,918
(Increase) decrease in:
Trade accounts receivable	3,400,146	1,223,340
Other receivables	114,911	57,606
Income taxes refundable	(19,425)	48,386
Inventories	(995,794)	(1,184,917)
Prepaid expenses and other assets	(26,113)	(163,933)
Other assets, net	—	11,485
Increase (decrease) in:
Accounts payable and accrued expenses	193,907	(763,899)
Accrued compensation and payroll taxes	(2,075,733)	(349,167)
Income taxes payable	17,268	13,806
Other noncurrent liabilities	(35,371)	(37,961)

Net cash provided by (used in) operating activities	1,512,509	(175,655)

Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(1,487,958)	(207,331)
Investment in intangible assets	(36,230)	(34,017)
Proceeds from sale of property and equipment	—	80

Net cash used in investing activities	(1,524,188)	(241,268)

Cash flows from financing activities:
Payroll taxes withheld and remitted on share-based payments	(287,151)	(105,601)
Proceeds from note payable to bank	2,300,000	—
Principal payments on long-term debt and note payable to bank	(1,360,232)	(45,930)
Repurchase of common stock	(543,420)	—
Impact of excess tax benefits from share-based compensation	40,205	(5,470)
Common stock dividends paid	(222,429)	(62,936)

Net cash used in financing activities	(73,027)	(219,937)

Net decrease in cash	(84,706)	(636,860)

Cash at beginning of period	591,038	1,091,513

Cash at end of period	$506,332	$454,653

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2013

(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2013 are not necessarily indicative of the results for the fiscal year ending October 31, 2013 because the following items, among other things, may impact those results: changes in market conditions, seasonality, changes in technology, competitive conditions, ability of management to execute its business plans, as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2012 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

(2)	Stock Option Plan and Other Share-Based Compensation

As of January 31, 2013, there were approximately 161,000 and 55,000 remaining shares available for grant under the Optical Cable Corporation 2011 Stock Incentive Plan and the Optical Cable Corporation 2005 Stock Incentive Plan, respectively.

Share-based compensation expense for employees and Non-employee Directors recognized in the condensed consolidated statements of income for the three months ended January 31, 2013 and 2012 was $336,798 and $253,843, respectively, and was entirely related to expense recognized in connection with the vesting of restricted stock awards.

Restricted Stock Awards

The Company has granted, and anticipates granting from time to time, restricted stock awards subject to approval by the Compensation Committee of the Board of Directors.

Restricted stock award activity during the three months ended January 31, 2013 consisted of 69,025 restricted shares withheld for taxes in connection with the vesting of restricted shares.

As of January 31, 2013, the maximum amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will have to recognize over a 2.6 year weighted-average period is approximately $1.3 million.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2013

(Unaudited)

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the three months ended January 31, 2013 and 2012 follows:

	Three Months Ended
	January 31,
	2013	2012

Balance at beginning of period	$92,148	$145,616
Bad debt recovery	(7,095)	(8,644)
Losses charged to allowance	387	—

Balance at end of period	$85,440	$136,972

(4)	Inventories

Inventories as of January 31, 2013 and October 31, 2012 consist of the following:

	January 31,	October 31,
	2013	2012

Finished goods	$6,312,948	$5,909,892
Work in process	3,855,637	3,220,423
Raw materials	9,090,401	9,106,277
Production supplies	200,827	227,427

Total	$19,459,813	$18,464,019

(5)	Product Warranties

As of January 31, 2013 and October 31, 2012, the Company’s accrual for estimated product warranty claims totaled $210,000 and $250,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims recovery for the three months ended January 31, 2013 totaled $9,656. Warranty claims expense for the three months ended January 31, 2012 totaled $17,732.

The following table summarizes the changes in the Company’s accrual for product warranties during the three months ended January 31, 2013 and 2012:

	Three Months Ended
	January 31,
	2013	2012

Balance at beginning of period	$250,000	$175,000
Liabilities accrued for warranties issued during the period	139,834	68,719
Warranty claims and costs paid during the period	(30,344)	(34,732)
Changes in liability for pre-existing warranties during the period	(149,490)	(50,987)

Balance at end of period	$210,000	$158,000

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2013

(Unaudited)

(6)	Long-term Debt and Note Payable to Bank

The Company has credit facilities consisting of a real estate term loan, as amended (the “Virginia Real Estate Loan”), a supplemental real estate term loan, as amended (the “North Carolina Real Estate Loan”) and a revolving credit facility, as amended (the “Commercial Loan”).

Both the Virginia Real Estate Loan and the North Carolina Real Estate Loan have a fixed interest rate of 4.25% and are secured by a first priority lien on all of the Company’s personal property and assets, except for the Company’s inventory, accounts, general intangibles, deposit accounts, instruments, investment property, letter of credit rights, commercial tort claims, documents and chattel paper, as well as a first lien deed of trust on the Company’s real property.

Long-term debt as of January 31, 2013 and October 31, 2012 consists of the following:

	January 31,	October 31,
	2013	2012
Virginia Real Estate Loan ($6.5 million original principal) payable in monthly installments of $36,426, including interest (at 4.25%), with final payment of $4,858,220 due April 30, 2018	$5,907,405	$5,952,200
North Carolina Real Estate Loan ($2.24 million original principal) payable in monthly installments of $12,553, including interest (at 4.25%), with final payment of $1,674,217 due April 30, 2018	2,035,782	2,051,219

Total long-term debt	7,943,187	8,003,419
Less current installments	250,439	247,739

Long-term debt, excluding current installments	$7,692,748	$7,755,680

The Commercial Loan provides the Company with a revolving line of credit for the working capital needs of the Company. The Commercial Loan provides the Company the ability to borrow an aggregate principal amount at any one time outstanding not to exceed the lesser of (i) $6.0 million, or (ii) the sum of 85% of certain receivables aged 90 days or less plus 35% of the lesser of $1.0 million or certain foreign receivables plus 25% of certain raw materials inventory. Within the revolving loan limit of the Commercial Loan, the Company may borrow, repay, and reborrow, at any time from time to time until May 31, 2014, the current maturity date of the Commercial Loan.

Advances under the Commercial Loan accrue interest at the greater of (x) LIBOR plus 2.0%, or (y) 3.0%. Accrued interest on the outstanding principal balance is due on the first day of each month, with all then outstanding principal, interest, fees and costs due at the Commercial Loan maturity date of May 31, 2014.

The Commercial Loan is secured by a first priority lien on all of the Company’s inventory, accounts, general intangibles, deposit accounts, instruments, investment property, letter of credit rights, commercial tort claims, documents and chattel paper.

As of January 31, 2013, the Company had $2.0 million of outstanding borrowings on its Commercial Loan and $4.0 million in available credit. As of October 31, 2012, the Company had outstanding borrowings of $1.0 million on its Commercial Loan and $5.0 million in available credit.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2013

(Unaudited)

(7)	Fair Value Measurements

The carrying amounts reported in the condensed consolidated balance sheets as of January 31, 2013 and October 31, 2012 for cash, trade accounts receivable, other receivables and accounts payable and accrued expenses, including accrued compensation and payroll taxes, approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s note payable to bank and long-term debt approximates fair value based on similar long-term debt issues available to the Company as of January 31, 2013 and October 31, 2012. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The following is a reconciliation of the numerators and denominators of the net income per share computations for the periods presented:

	Three months ended January 31,
	2013	2012

Net income attributable to OCC (numerator)	$129,820	$192,444

Shares (denominator)	6,309,421	6,287,761

Basic and diluted net income per share	$0.02	$0.03

There were no stock options that could potentially dilute net income per share in the future that were not included in the computation of diluted net income per share for the three months ended January 31, 2013. Stock options that could potentially dilute net income per share in the future that were not included in the computation of diluted net income per share (because to do so would have been antidilutive for the period presented) totaled 131,388 for the three months ended January 31, 2012.

(9)	Shareholders’ Equity

The Company has a plan, approved by its Board of Directors on September 20, 2012, to purchase and retire up to 320,000 shares of the Company’s common stock, or approximately 4.9% of the shares then outstanding. The Company anticipates that the purchases will be made over a 12- to 24-month period unless the entire number of shares expected to be purchased under the plan is sooner acquired. As of January 31, 2013, the Company had 123,500 shares of its outstanding common stock remaining to purchase under this plan.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2013

(Unaudited)

On December 6, 2012, the Company declared a quarterly cash dividend of $0.02 per share on its common stock totaling $126,102. This amount was distributed on December 21, 2012; therefore, there is no liability associated with common stock dividends declared included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of January 31, 2013.

(10)	Segment Information and Business and Credit Concentrations

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of January 31, 2013 and October 31, 2012 have been adequately provided for in the condensed consolidated financial statements.

No single customer accounted for more than 10% of the Company’s consolidated net sales during the three months ended January 31, 2013 and 2012.

For the three months ended January 31, 2013 and 2012, approximately 66% and 73%, respectively, of consolidated net sales were from customers in the United States, and approximately 34% and 27%, respectively, were from customers outside of the United States. For the three months ended January 31, 2013, 10.6% of consolidated net sales were attributable to one country outside of the United States. No one country outside of the United States accounted for more than 10% of the Company’s consolidated net sales during the three months ended January 31, 2012.

The Company has a single reportable segment for purposes of segment reporting, exclusive of Centric Solutions LLC (“Centric Solutions”). For the three months ended January 31, 2013 and 2012, Centric Solutions generated revenues, net of intercompany sales, totaling $253,522 and $359,538, respectively. For the three months ended January 31, 2013 and 2012, Centric Solutions incurred operating losses of $77,710 and $166,135, respectively. Total assets of Centric Solutions of approximately $252,000 (net of intercompany amounts) are included in the total consolidated assets of the Company as of January 31, 2013.

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

Forward-Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to known and unknown variables, uncertainties, contingencies and risks that may cause actual events or results to differ materially from our expectations, and such variables, uncertainties, contingencies and risks may also adversely affect Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”), the Company’s future results of operations and future financial condition, and/or the future equity value of the Company. Factors that could cause or contribute to such differences from our expectations or risks that could adversely affect the Company include, but are not limited to, the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate and/or government spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber, copper, gold and other precious metals, and plastics and other materials affected by petroleum product pricing); fluctuations in transportation costs; our dependence on customized equipment for the manufacture of our products and our limited number of production facilities; our ability to protect our proprietary manufacturing technology; our ability to replace royalty income as existing patented and licensed products expire by developing and licensing new products; market conditions influencing prices or pricing; our dependence on a limited number of suppliers; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in regulatory reviews and audits and potential regulatory reviews and audits; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences for competing technologies, relative to our product offering; economic conditions that affect the telecommunications sector, the data communications sector, certain technology sectors and/or certain industry market sectors; economic conditions that affect certain geographic markets and/or the economy as a whole; changes in demand for our products from certain competitors for which we provide private label connectivity products; terrorist attacks or acts of war, and any current or potential future military conflicts; changes in the level of military spending or other spending by the United States government; ability to retain key personnel; inability to recruit needed personnel; poor labor relations; the impact of changes in accounting policies and related costs of compliance, including changes by the Securities and Exchange Commission (SEC), the Public Company Accounting Oversight Board (PCAOB), the Financial Accounting Standards Board (FASB), and/or the International Accounting Standards Board (IASB); our ability to continue to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; the impact of changes and potential changes in federal laws and regulations adversely affecting our business and/or which result in increases in our direct and indirect costs, including our direct and indirect costs of compliance with such laws and regulations; the impact of the Patient Protection and Affordable Care Act of 2010, the Health Care and Education Reconciliation Act of 2010, and any revisions to those acts that apply to us and the related legislation and regulation associated with those acts, which directly or indirectly results in increases to our costs; the impact of changes in state or federal tax laws and regulations increasing our costs and/or impacting the net return to investors owning our shares; the impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, making investments in or with, and/or acquiring parties that compete with and/or have conflicts with our customers; voluntary or involuntary delisting of the

Company’s common stock from any exchange on which it is traded; the deregistration by the Company from SEC reporting requirements, as a result of the small number of holders of the Company’s common stock; adverse reactions by customers, vendors or other service providers to unsolicited proposals regarding the ownership or management of the Company; the additional costs of considering and possibly defending our position on such unsolicited proposals; impact of weather or natural disasters in the areas of the world in which we operate, market our products and/or acquire raw materials; an increase in the number of shares of the Company’s common stock issued and outstanding; economic downturns generally and/or in one or more of the markets in which we operate; changes in market demand, exchange rates, productivity, or market and economic conditions in the areas of the world in which we operate and market our products; and our success in managing the risks involved in the foregoing.

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

In Asheville, the OCC team primarily designs, develops and manufactures fiber and copper connectivity products for the commercial market, including a broad range of commercial and residential applications. We refer to these products as our enterprise connectivity product offering.

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

Additionally, Optical Cable Corporation owns 70% of the authorized membership interests of Centric Solutions LLC (“Centric Solutions”). Centric Solutions is a business founded in 2008 to provide turnkey cabling and connectivity solutions for the datacenter market. Centric Solutions operates and goes to market independently from Optical Cable Corporation; however, in some cases, Centric Solutions may offer products from OCC’s product offering.

Optical Cable Corporation, OCC®, Procyon, Superior Modular Products, SMP Data Communications, Applied Optical Systems, and associated logos are trademarks of Optical Cable Corporation.

Summary of Company Performance for First Quarter 2013

•

Consolidated net sales for each of the first quarters of fiscal years 2013 and 2012 were $17.3 million, with net sales to customers outside of the United States increasing 23.4%, offset by a 9.1% decrease in net sales to customers in the U.S.

•	Gross profit increased 6.1% to $6.5 million for the first quarter of fiscal year 2013 compared to $6.2 million for the same period last year.

•

We reported net income attributable to OCC of $130,000, or $0.02 per share, during the first quarter of fiscal year 2013, compared to net income attributable to OCC of $192,000, or $0.03 per share, for the first quarter of fiscal year 2012.

•

OCC increased its regular quarterly dividend rate to $0.02 per share per quarter, in December 2012, implying an annual dividend rate of $0.08 per share. OCC’s Board of Directors decided to accelerate the declaration and payment of the first quarterly dividend for fiscal year 2013—which would normally be declared in January 2013 and paid in February 2013. This first quarterly dividend for fiscal year 2013 was declared and paid in December 2012.

•

We also returned $543,000 in capital to shareholders through the repurchases of shares of OCC common stock during the first quarter of fiscal year 2013. OCC repurchased and retired 129,500 shares during the quarter.

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

Amortization of intangible assets consists primarily of the amortization of developed technology acquired in the acquisition of Superior Modular Products Incorporated, doing business as SMP Data Communications (“SMP Data Communications” or “SMP”) on May 30, 2008, and the amortization of intellectual property and customer list acquired in the acquisition of AOS on October 31, 2009. Amortization of intangible assets is calculated using an accelerated method and the straight line method over the estimated useful lives of the intangible assets.

Other income (expense), net consists of interest expense and other miscellaneous income and expense items not directly attributable to our operations.

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of income for the periods indicated:

	Three Months Ended January 31
	2013	2012	Percent Change

Net sales	$17,295,000	$17,334,000	(0.2)%
Gross profit	6,524,000	6,150,000	6.1
SG&A expenses	6,189,000	5,965,000	3.8
Net income attributable to OCC	130,000	192,000	(32.5)

Net Sales

Consolidated net sales for each of the first quarters of fiscal years 2013 and 2012 were $17.3 million. We experienced an increase in net sales during the first quarter of fiscal year 2013 in our specialty markets compared to the same period last year, but this increase was offset by decreases in net sales in our commercial markets.

Net sales to customers outside of the United States increased 23.4% in the first quarter of fiscal year 2013, compared to the same period last year, while net sales to customers in the United States decreased 9.1% in the first quarter of fiscal year 2013, compared to the same period last year.

Gross Profit

Our gross profit increased 6.1% to $6.5 million in the first quarter of fiscal year 2013, compared to $6.2 million in the first quarter of fiscal year 2012. Gross profit margin, or gross profit as a percentage of net sales, increased to 37.7% in the first quarter of fiscal year 2013 from 35.5% in the first quarter of fiscal year 2012.

Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may vary based on both anticipated and unanticipated changes in product mix.

Selling, General, and Administrative Expenses

SG&A expenses increased 3.8% to $6.2 million during the first quarter of fiscal year 2013, compared to $6.0 million for the same period last year. SG&A expenses as a percentage of net sales were 35.8% in the first quarter of fiscal year 2013 compared to 34.4% in the first quarter of fiscal year 2012.

The increase in SG&A expenses during the first quarter of fiscal year 2013 compared to the same period last year was primarily due to increased employee related costs. Compensation costs increased in the first quarter of fiscal 2013 compared to the same period last year largely as a result of increases in employee headcount.

Royalty Income (Expense), Net

We recognized royalty expense, net of royalty income, totaling $48,000 during the first quarter of fiscal year 2013, compared to royalty income, net of royalty and related expenses, totaling $186,000 during the same period last year. The increase in royalty expense, net when comparing the two periods, is primarily due to the expiration of certain patents during fiscal year 2012, which had previously generated a large portion of our royalty income. The expired patents were acquired in our 2008 acquisition of SMP Data Communications. As a result, we expect the trend of royalty expense largely or completely offsetting royalty income to continue in fiscal year 2013. At the same time, we expect amortization expense associated with intangible assets to continue to decline as well.

Amortization of Intangible Assets

We recognized $23,000 of amortization expense, associated with intangible assets, for the first quarter of fiscal year 2013, compared to amortization expense of $33,000 during the first quarter of fiscal year 2012. The decrease in amortization expense, when comparing the two periods, is primarily due to the fact that the purchased developed technology asset, acquired in connection with the acquisition of SMP Data Communications on May 30, 2008, is being amortized using a declining balance method over the useful life of the asset; therefore, the amortization expense decreases as the asset ages and nears the end of its useful life.

Other Expense, Net

We recognized other expense, net of $112,000 in the first quarter of fiscal year 2013 compared to $145,000 in the first quarter of fiscal year 2012. Other expense, net is comprised of interest expense and other miscellaneous items which may fluctuate from period to period.

Income Before Income Taxes

We reported income before income taxes of $151,000 for the first quarter of fiscal year 2013 compared to $192,000 for the first quarter of fiscal year 2012. This decrease was primarily due to the increase in SG&A expenses of $224,000 and the change in royalty income (expense), net of $234,000 in the first quarter of fiscal year 2013, partially offset by the increase in gross profit of $374,000, compared to the same period in 2012.

Income Tax Expense

Income tax expense totaled $40,000 in each of the first quarters of fiscal years 2013 and 2012. Our effective tax rate for the first quarter of fiscal year 2013 was 26.6% compared to 20.7% for the first quarter of fiscal year 2012.

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

Net Income

Net income attributable to OCC for the first quarter of fiscal year 2013 was $130,000 compared to $192,000 for the first quarter of fiscal year 2012. This decrease was due primarily to the decrease in income before taxes of $41,000 in the first quarter of fiscal year 2013, compared to the same period in fiscal year 2012.

Financial Condition

Total assets decreased $1.5 million, or 3.1%, to $46.3 million at January 31, 2013, from $47.8 million at October 31, 2012. This decrease was primarily due to a $3.4 million decrease in trade accounts receivable, net partially offset by $996,000 increase in inventories and an $848,000 increase in property and equipment, net. The decrease in trade accounts receivable, net largely resulted from the decrease in net sales in the first quarter of fiscal year 2013 when compared to the fourth quarter of fiscal year 2012, as well as the timing of receipts of payments during the quarter and continued efforts to manage collections. The increase in inventories is largely due to efforts to support a wider variety of stocked products. The increase in property and equipment, net is due primarily to the addition of new manufacturing equipment at our fiber optic cable production facility.

Total liabilities decreased $1.0 million, or 5.7%, to $16.7 million at January 31, 2013, from $17.7 million at October 31, 2012. This decrease was primarily due to a $2.0 million decrease in accounts payable and accrued expenses, including accrued compensation and payroll taxes, largely due to the timing of related payments when comparing the two periods, partially offset by a $1.0 million increase in note payable to bank under our revolving line of credit.

Total shareholders’ equity attributable to OCC at January 31, 2013 decreased $450,000 in the first quarter of fiscal year 2013. The decrease resulted from the repurchase and retirement of 129,500 shares of our common stock for $543,000 and dividends declared of $126,000, partially offset by net income attributable to OCC of $130,000 and share-based compensation, net of $50,000.

Liquidity and Capital Resources

Our primary capital needs during the first quarter of fiscal year 2013 have been to fund working capital requirements and capital expenditures, as well as the repurchase and retirement of shares of our common stock. Our primary source of capital for these purposes has been existing cash, borrowings under our revolving credit facility and cash provided by operations. As of January 31, 2013 and October 31, 2012, we had outstanding loan balances under our revolving credit facility of $2.0 million and $1.0 million, respectively. As of January 31, 2013 and October 31, 2012, we had outstanding loan balances, excluding our revolving credit facility, totaling $7.9 million and $8.0 million, respectively.

Our cash totaled $506,000 as of January 31, 2013, a decrease of $85,000, compared to $591,000 as of October 31, 2012. The decrease in cash for the three months ended January 31, 2013 resulted from capital expenditures totaling $1.5 million and net cash used in financing activities of $73,000, partially offset by net cash provided by operating activities of $1.5 million.

On January 31, 2013, we had working capital of $26.0 million compared to $26.8 million on October 31, 2012. The ratio of current assets to current liabilities as of January 31, 2013 was 5.4 to 1 compared to 4.4 to 1 as of October 31, 2012. The decrease in working capital was primarily due to the $3.4 million decrease in accounts receivable, net, partially offset by the $996,000 increase in inventories and the $2.0 million decrease in accounts payable and accrued expenses, including accrued compensation and payroll taxes. The improved ratio of current assets to current liabilities as of January 31, 2013 compared to October 31, 2012 was due to the fact that current assets decreased 8.0% while current liabilities decreased 24.9%.

Net Cash

Net cash provided by operating activities was $1.5 million in the first quarter of fiscal year 2013, compared to net cash used in operating activities of $176,000 in the first quarter of fiscal year 2012.

Net cash provided by operating activities during the first quarter of fiscal year 2013 primarily resulted from net income of $111,000 and certain adjustments to reconcile net income to net cash provided by operating activities, including depreciation, amortization and accretion of $495,000 and share-based compensation expense of $337,000. Additionally, decreases in accounts receivable of $3.4 million further contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by an increase in inventories of $996,000 and a decrease in accrued compensation and payroll taxes of $2.1 million.

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

Net cash used in investing activities totaled $1.5 million and $241,000 in the first quarters of fiscal year 2013 and 2012, respectively. Net cash used in investing activities during the first quarters of fiscal years 2013 and 2012 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment.

Net cash used in financing activities totaled $73,000 and $220,000 in the first quarters of fiscal year 2013 and 2012, respectively. Net cash used in financing activities in the first quarter of fiscal year 2013 resulted primarily from the repurchase and retirement of 129,500 shares of our common stock for $543,000, payroll taxes withheld and remitted on share-based payments of $287,000 and the $222,000 payment of quarterly dividends previously declared in October 2012 and in December 2012, partially offset by proceeds from a note payable to our bank under our line of credit, net of repayments, of $940,000. Net cash used in financing activities in the first quarter of fiscal year 2012 resulted primarily from payroll taxes withheld and remitted on share-based payments of $106,000 and the $63,000 payment of quarterly dividends previously declared in October 2011.

Credit Facilities

We have credit facilities consisting of a real estate term loan, as amended (the “Virginia Real Estate Loan”), a supplemental real estate term loan, as amended (the “North Carolina Real Estate Loan”) and a revolving credit facility, as amended (the “Commercial Loan”).

Both the Virginia Real Estate Loan and the North Carolina Real Estate Loan have a fixed interest rate of 4.25% as of January 31, 2013 and are secured by a first priority lien on all of our personal property and assets, except for our inventory, accounts, general intangibles, deposit accounts, instruments, investment property, letter of credit rights, commercial tort claims, documents and chattel paper, as well as a first lien deed of trust on the Company’s real property.

The Commercial Loan provides us with a revolving line of credit for the working capital needs of the Company. Under the terms of the Commercial Loan, we can borrow an aggregate principal amount at any one time outstanding not to exceed the lesser of (i) $6.0 million, or (ii) the sum of 85% of certain receivables aged 90 days or less plus 35% of the lesser of $1.0 million or certain foreign receivables plus 25% of certain raw materials inventory. Within the revolving loan limit of the Commercial Loan, we may borrow, repay, and reborrow, at any time until May 31, 2014, the current maturity date of the Commercial Loan.

Advances under the Commercial Loan accrue interest at the greater of (x) LIBOR plus 2.0%, or (y) 3.0%. Accrued interest on the outstanding principal balance is due on the first day of each month, with all then outstanding principal, interest, fees and costs due at the Commercial Loan maturity date of May 31, 2014.

The Commercial Loan is secured by a first priority lien on all of our inventory, accounts, general intangibles, deposit accounts, instruments, investment property, letter of credit rights, commercial tort claims, documents and chattel paper.

As of January 31, 2013, we had $2.0 million of outstanding borrowings on our Commercial Loan and $4.0 million in available credit.

Capital Expenditures

As of January 31, 2013, we have committed approximately $2.7 million to add new manufacturing equipment at our fiber optic cable production facility in order to support increased demand for our fiber optic cable products. Of the $2.7 million committed, we have spent approximately $1.9 million as of January 31, 2013. We did not have any other material commitments for capital expenditures as of January 31, 2013. During our 2013 fiscal year budgeting process, we included an estimate for capital expenditures of $3.8 million for the year. These expenditures are expected to be funded out of our working capital or borrowings under our credit facilities. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Historically, we have spent less than our budgeted capital expenditures in any given year.

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

Seasonality

Historically, net sales are relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year, which we believe may be partially due to construction cycles and budgetary considerations of our customers. For example, our trend for the last three fiscal years has been that an average of approximately 47%, 48% and 45% of our net sales occurred during the first half of fiscal years 2012, 2011 and 2010, respectively, and an average of approximately 53%, 52% and 55% of our net sales occurred during the second half of fiscal years 2012, 2011 and 2010, respectively. We believe net sales may not follow this pattern in periods when overall economic conditions in the industry and/or in the world are atypical.

As a result, we typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year. We believe this historical seasonality pattern is generally indicative of an overall trend and reflective of the buying patterns and budgetary cycles of our customers. However, this pattern may be substantially altered during any quarter or year by the timing of larger projects, other economic factors impacting our industry or impacting the industries of our customers and end-users and macroeconomic conditions. While we believe seasonality may be a factor that impacts our quarterly net sales results, we are not able to reliably predict net sales based on seasonality because these other factors can also substantially impact our net sales patterns during the year.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based on the condensed consolidated financial statements and accompanying condensed notes that have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting information and the instructions to Form 10-Q and Regulation S-X. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2012 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2012 Form 10-K did not change during the period from November 1, 2012 through January 31, 2013.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2013. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2013 and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its common stock for the three months ended January 31, 2013:

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
November 1, 2012 – November 30, 2012	106,500	4.27	106,500	146,500

December 1, 2012 – December 31, 2012	2,100	3.77	2,100	144,400

January 1, 2013 – January 31, 2013	20,900	3.86	20,900	123,500

(1)	On September 20, 2012, the Company’s Board of Directors approved a plan to purchase and retire up to 320,000 shares of the Company’s common stock, or approximately 4.9% of the shares then outstanding. The Company anticipates that the purchases will be made over a 12- to 24-month period unless the entire number of shares expected to be purchased under the plan is sooner acquired. For the three month period ended January 31, 2013, the Company repurchased and retired 129,500 shares of its outstanding common stock. The repurchases, including brokerage and legal fees, for the three month period ended January 31, 2013 totaled approximately $543,000.
(2)	The average price paid per share set forth above includes the purchase price paid for the shares, and brokerage and legal fees paid by the Company. The average purchase price per share (excluding brokerage and legal fees) paid by the Company for the three months ended January 31, 2013 was $4.17.

PART II. OTHER INFORMATION

Item 6. Exhibits

The exhibits listed on the Exhibit Index are filed as part of, and incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: March 15, 2013	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: March 15, 2013	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated May 30, 2008 by and among Optical Cable Corporation, Aurora Merger Corporation, Preformed Line Products Company and Superior Modular Products Incorporated (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 2, 2008).

3.1	Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated herein by reference to Exhibit 1 to the Company’s Form 8-A12G filed with the Commission on November 5, 2001).

3.2	Amended and Restated Bylaws of Optical Cable Corporation (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2011).

4.1	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.2	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2012).

4.3	Stockholder Protection Rights Agreement dated as of October 28, 2011, between Optical Cable Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent, including as Exhibit A The Forms of Rights Certificate and Election to Exercise (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-A12G filed with the Commission on November 1, 2011).

4.4	Credit Agreement dated May 30, 2008 by and between Optical Cable Corporation and Superior Modular Products Incorporated as borrowers and Valley Bank as lender in the amount of $17,000,000 consisting of a Revolver in the amount of $6,000,000; Term Loan A in the amount of $2,240,000; Term Loan B in the amount of $6,500,000; and a Capital Acquisitions Term Loan in the amount of $2,260,000 (incorporated herein by reference to Exhibit 4.16 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.5	Credit Line Deed of Trust dated May 30, 2008 between Optical Cable Corporation as Grantor, LeClairRyan as Trustee and Valley Bank as Beneficiary (incorporated herein by reference to Exhibit 4.17 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.6	Deed of Trust, Security Agreement and Fixtures Filing dated May 30, 2008 by and between Superior Modular Products Incorporated as Grantor, LeClairRyan as Trustee and Valley Bank as Beneficiary (incorporated herein by reference to Exhibit 4.18 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.7	Security Agreement dated May 30, 2008 between Optical Cable Corporation and Superior Modular Products Incorporated and Valley Bank (incorporated herein by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.8	Term Loan A Note in the amount of $2,240,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008, and payable to Valley Bank (incorporated herein by reference to Exhibit 4.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.9	Term Loan B Note in the amount of $6,500,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008, and payable to Valley Bank (incorporated herein by reference to Exhibit 4.22 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.10	First Loan Modification Agreement dated February 16, 2010 by and between Optical Cable Corporation and Valley Bank (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 22, 2010).

4.11	Second Loan Modification Agreement dated April 30, 2010 by and between Optical Cable Corporation, for itself and as successor by merger to Superior Modular Products Incorporated, and Valley Bank (incorporated herein by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 filed June 14, 2010).

4.12	Addendum A to Commercial Note dated April 30, 2010 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 4.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 filed June 14, 2010).

4.13	Commercial Note dated April 30, 2010 by and between Optical Cable Corporation and SunTrust Bank in the principal amount of $6,000,000 (incorporated herein by reference to Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 filed June 14, 2010).

4.14	Security Agreement dated April 30, 2010 by Optical Cable Corporation in favor of SunTrust Bank (incorporated herein by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 filed June 14, 2010).

4.15	Agreement to Commercial Note dated April 30, 2010 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 4.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 filed June 14, 2010).

4.16	Third Loan Modification Agreement dated April 22, 2011 by and between Optical Cable Corporation, for itself and as successor by merger to Superior Modular Products Incorporated, and Valley Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2011).

4.17	Binding Letter of Renewal dated July 25, 2011 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 26, 2011).

4.18	Binding Letter of Renewal dated July 25, 2012 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 26, 2012).

4.19	Fourth Loan Modification Agreement dated July 25, 2011 by and between Optical Cable Corporation, for itself and as successor by merger to Superior Modular Products Incorporated, and Valley Bank (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated July 26, 2011).

4.20	Fifth Loan Modification Agreement dated August 31, 2012 by and between Optical Cable Corporation, for itself and as successor by merger to Superior Modular Products Incorporated, and Valley Bank (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 31, 2012).

10.1*	Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.2*	Form of award agreement under the Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2004 filed January 26, 2005).

10.3*	Optical Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.4*	Form of time vesting award agreement under the Optical Cable Corporation 2005 and 2011 Stock Incentive Plans (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006 filed June 14, 2006).

10.5*	Form of operational performance (Company financial performance measure) vesting award agreement under the Optical Cable Corporation 2005 and 2011 Stock Incentive Plans (incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2009 filed June 12, 2009).

10.6	Notice of Exercise of Warrant by the Company to purchase 98,741 shares of common stock of Applied Optical Systems, Inc. dated October 30, 2009 (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.7	Stock Purchase Agreement dated October 31, 2009 by and among the Company, as buyer and G. Thomas Hazelton, Jr. and Daniel Roehrs as sellers (incorporated herein by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.8	Buy-Sell Agreement dated October 31, 2009, by and between G. Thomas Hazelton, Jr., as guarantor, and the Company (incorporated herein by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.9	Buy-Sell Agreement dated October 31, 2009, by and between Daniel Roehrs, as guarantor, and the Company (incorporated herein by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.10	Indemnification Agreement dated October 31, 2009, between the Company and Applied Optical Systems, Inc. (incorporated herein by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.11	Supplemental Agreement dated October 31, 2009, by and among the Company, as buyer, Applied Optical Systems, Inc., George T. Hazelton Family Trust, G. Thomas Hazelton, Jr., and Daniel Roehrs (incorporated herein by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.12	Termination Agreement dated October 31, 2009, by and among Applied Optical Systems, Inc., the Company, as lender, and G. Thomas Hazelton, Jr. and Daniel Roehrs (incorporated herein by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.13	Warrant Exercise Agreement between the Company and Applied Optical Systems, Inc. dated October 30, 2009 (incorporated herein by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.14	Redemption Agreement by and between Optical Cable Corporation and BB&T Capital Markets dated September 20, 2012 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 21, 2012).

10.15*	Amended and Restated Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective April 11, 2011 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 15, 2011).

10.16*	Amendment, effective December 18, 2012, to Amended and Restated Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective April 11, 2011. FILED HEREWITH.

10.17*	Amended and Restated Employment Agreement by and between Optical Cable Corporation and Tracy G. Smith effective April 11, 2011 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 15, 2011).

10.18*	Amendment, effective December 18, 2012, to Amended and Restated Employment Agreement by and between Optical Cable Corporation and Tracy G. Smith effective April 11, 2011. FILED HEREWITH.

11.1	Statement regarding computation of per share earnings (incorporated by reference to note 8 of the Condensed Notes to Condensed Consolidated Financial Statements contained herein).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at January 31, 2013 and October 31, 2012, (ii) Condensed Consolidated Statements of Income for the three months ended January 31, 2013 and 2012, (iii) Condensed Consolidated Statement of Shareholders’ Equity for the three months ended January 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2013 and 2012, and (v) Condensed Notes to Condensed Consolidated Financial Statements. FURNISHED HEREWITH (not filed).

*	Management contract or compensatory plan or agreement.