Form 10-Q
period 2013-04-30
OPTICAL CABLE CORP
filed 2013-06-12
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     (1)  Yes  ☒    No  ☐,    (2)  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 7, 2013, 6,243,206 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Six Months Ended April 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPTICAL CABLE CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

Assets	April 30, 2013	October 31, 2012
Current assets:
Cash	$783,154	$591,038
Trade accounts receivable, net of allowance for doubtful accounts of $74,779 at April 30, 2013 and $92,148 at October 31, 2012	10,454,102	12,601,402
Other receivables	122,320	216,212
Income taxes refundable	139,256	118,058
Inventories	19,468,344	18,464,019
Prepaid expenses	496,996	484,406
Deferred income taxes — current	1,870,645	2,289,530

Total current assets	33,334,817	34,764,665
Property and equipment, net	12,834,267	11,648,166
Intangible assets, net	274,159	245,956
Deferred income taxes — noncurrent	867,401	513,817
Other assets, net	484,148	589,741

Total assets	$47,794,792	$47,762,345

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$253,110	$247,739
Accounts payable and accrued expenses	4,586,936	4,191,633
Accrued compensation and payroll taxes	1,548,055	3,464,452
Income taxes payable	—	22,937

Total current liabilities	6,388,101	7,926,761
Note payable to bank	3,000,000	1,000,000
Long-term debt, excluding current installments	7,627,314	7,755,680
Deferred income taxes — noncurrent	37,657	—
Other noncurrent liabilities	948,980	1,044,862

Total liabilities	18,002,052	17,727,303

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 6,243,206 shares at April 30, 2013 and 6,411,592 at October 31, 2012	8,390,120	8,024,544
Retained earnings	21,997,603	22,619,814

Total shareholders’ equity attributable to Optical Cable Corporation	30,387,723	30,644,358
Noncontrolling interest	(594,983)	(609,316)

Total shareholders’ equity	29,792,740	30,035,042
Commitments and contingencies

Total liabilities and shareholders’ equity	$47,794,792	$47,762,345

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
Net sales	$19,124,600	$22,051,197	$36,420,053	$39,385,212
Cost of goods sold	12,459,023	13,190,303	23,230,537	24,374,264

Gross profit	6,665,577	8,860,894	13,189,516	15,010,948
Selling, general and administrative expenses	6,404,779	7,410,169	12,593,414	13,375,021
Royalty (income) expense, net	(43,834)	(101,740)	4,483	(287,266)
Amortization of intangible assets	23,305	33,376	46,529	66,751

Income from operations	281,327	1,519,089	545,090	1,856,442
Other expense, net:
Interest income	—	8,416	—	8,416
Interest expense	(113,250)	(148,644)	(220,848)	(292,345)
Other, net	(10,509)	(1,429)	(15,180)	(2,620)

Other expense, net	(123,759)	(141,657)	(236,028)	(286,549)

Income before income taxes	157,568	1,377,432	309,062	1,569,893
Income tax expense	82,162	470,228	122,424	509,984

Net income	$75,406	$907,204	$186,638	$1,059,909
Net income (loss) attributable to noncontrolling interest	32,921	(41,721)	14,333	(81,460)

Net income attributable to OCC	$42,485	$948,925	$172,305	$1,141,369

Net income attributable to OCC per share: Basic and diluted	$0.01	$0.15	$0.03	$0.18

Cash dividends declared per common share	$0.02	$0.015	$0.04	$0.03

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Six Months Ended April 30, 2013
			Retained Earnings	Total Shareholders’ Equity Attributable to OCC	Noncontrolling Interest	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balances at October 31, 2012	6,411,592	$8,024,544	$22,619,814	$30,644,358	$(609,316)	$30,035,042
Share-based compensation, net	(38,886)	317,375	—	317,375	—	317,375
Repurchase and retirement of common stock (at cost)	(129,500)	—	(543,420)	(543,420)	—	(543,420)
Common stock dividends declared, $0.04 per share	—	—	(251,096)	(251,096)	—	(251,096)
Excess tax benefits from share-based compensation	—	48,201	—	48,201	—	48,201
Net income	—	—	172,305	172,305	14,333	186,638

Balances at April 30, 2013	6,243,206	$8,390,120	$21,997,603	$30,387,723	$(594,983)	$29,792,740

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended April 30,
	2013	2012
Cash flows from operating activities:
Net income	$186,638	$1,059,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,030,740	1,123,957
Bad debt expense (recovery)	(17,756)	13,947
Deferred income tax expense (benefit)	102,958	(217,084)
Share-based compensation expense	631,672	683,474
Impact of excess tax benefits from share-based compensation	(48,201)	10,291
Loss on sale of property and equipment	11,566	4,091
(Increase) decrease in:
Trade accounts receivable	2,165,056	(1,605,412)
Other receivables	93,892	165,810
Income taxes refundable	(21,198)	434,124
Inventories	(1,004,325)	(1,444,876)
Prepaid expenses	(12,590)	(144,022)
Other assets, net	—	11,485
Increase (decrease) in:
Accounts payable and accrued expenses	496,597	(381,726)
Accrued compensation and payroll taxes	(1,916,397)	(176,117)
Income taxes payable	25,264	573,284
Other noncurrent liabilities	(115,240)	(9,650)

Net cash provided by operating activities	1,608,676	101,485

Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(2,191,888)	(474,496)
Investment in intangible assets	(74,732)	(43,602)
Proceeds from sale of property and equipment	5,000	80

Net cash used in investing activities	(2,261,620)	(518,018)

Cash flows from financing activities:
Payroll taxes withheld and remitted on share-based payments	(314,297)	(132,211)
Proceeds from note payable to bank	3,300,000	1,500,000
Principal payments on long-term debt and note payable to bank	(1,422,995)	(843,876)
Repurchase of common stock	(543,420)	—
Impact of excess tax benefits from share-based compensation	48,201	(10,291)
Common stock dividends paid	(222,429)	(157,252)

Net cash provided by financing activities	845,060	356,370

Net increase (decrease) in cash	192,116	(60,163)
Cash at beginning of period	591,038	1,091,513

Cash at end of period	$783,154	$1,031,350

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2013

(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2013 are not necessarily indicative of the results for the fiscal year ending October 31, 2013 because the following items, among other things, may impact those results: changes in market conditions, seasonality, changes in technology, competitive conditions, ability of management to execute its business plans, as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2012 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

(2)	Stock Incentive Plans and Other Share-Based Compensation

On March 26, 2013, the Company’s shareholders approved the Optical Cable Corporation Amended and Restated 2011 Stock Incentive Plan (“Amended 2011 Plan”) that was recommended for approval by the Company’s Board of Directors. The Amended 2011 Plan reserves an additional 500,000 common shares of the Company for issuance under the Amended 2011 Plan and succeeds and replaces the Optical Cable Corporation 2005 Stock Incentive Plan (the “2005 Plan”). As a result, there were approximately 723,000 shares (including the 500,000 shares added to the Amended 2011 Plan, 59,172 shares rolled over from the 2005 Plan and 163,328 shares from the pre-amended 2011 Plan) available for grant under the Amended 2011 Plan as of April 30, 2013.

Share-based compensation expense for employees and non-employee Directors recognized in the condensed consolidated statements of income for the three months and six months ended April 30, 2013 was $294,874 and $631,672, respectively, and for the three months and six months ended April 30, 2012 was $429,630 and $683,474, respectively, and was entirely related to expense recognized in connection with the vesting of restricted stock awards.

Restricted Stock Awards

The Company has granted, and anticipates granting from time to time, restricted stock awards subject to approval by the Compensation Committee of the Board of Directors.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2013

(Unaudited)

During the three months ended April 30, 2013, restricted stock awards under the 2004 Non-employee Directors Stock Plan, as amended, totaling 36,632 shares were approved by the Board of Directors of the Company. The shares are part of the non-employee Director’s annual compensation for service on the Board of Directors, and the shares vest immediately upon grant. The Company recorded compensation expense totaling $153,488 during the three months and six months ended April 30, 2013 related to the grants to non-employee Directors.

Restricted stock award activity during the six months ended April 30, 2013 consisted of restricted share grants totaling 36,632 shares and 75,518 restricted shares withheld for taxes in connection with the vesting of restricted shares.

As of April 30, 2013, the maximum amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will have to recognize over a 2.5 year weighted-average period is approximately $1.2 million.

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the six months ended April 30, 2013 and 2012 follows:

	Six Months Ended April 30,
	2013	2012
Balance at beginning of period	$92,148	$145,616
Bad debt expense (recovery)	(17,756)	13,947
Losses charged to allowance	—	(30,411)
Recoveries added to allowance	387	—

Balance at end of period	$74,779	$129,152

(4)	Inventories

Inventories as of April 30, 2013 and October 31, 2012 consist of the following:

	April 30, 2013	October 31, 2012
Finished goods	$5,599,845	$5,909,892
Work in process	4,381,781	3,220,423
Raw materials	9,303,526	9,106,277
Production supplies	183,192	227,427

Total	$19,468,344	$18,464,019

(5)	Product Warranties

As of April 30, 2013 and October 31, 2012, the Company’s accrual for estimated product warranty claims totaled $200,000 and $250,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense for the three months and six months ended April 30, 2013 totaled $91,296 and $81,640, respectively, and warranty claims expense for the three months and six months ended April 30, 2012 totaled $16,784 and $34,516, respectively.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2013

(Unaudited)

The following table summarizes the changes in the Company’s accrual for product warranties during the six months ended April 30, 2013 and 2012:

	Six Months Ended April 30,
	2013	2012
Balance at beginning of period	$250,000	$175,000
Liabilities accrued for warranties issued during the period	241,455	103,835
Warranty claims and costs paid during the period	(131,640)	(59,516)
Changes in liability for pre-existing warranties during the period	(159,815)	(69,319)

Balance at end of period	$200,000	$150,000

(6)	Long-term Debt and Note Payable to Bank

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

Long-term debt as of April 30, 2013 and October 31, 2012 consists of the following:

	April 30, 2013	October 31, 2012
Virginia Real Estate Loan ($6.5 million original principal) payable in monthly installments of $36,426, including interest (at 4.25%), with final payment of $4,858,220 due April 30, 2018	$5,860,727	$5,952,200
North Carolina Real Estate Loan ($2.24 million original principal)payable in monthly installments of $12,553, including interest (at 4.25%), with final payment of $1,674,217 due April 30, 2018	2,019,697	2,051,219

Total long-term debt	7,880,424	8,003,419
Less current installments	253,110	247,739

Long-term debt, excluding current installments	$7,627,314	$7,755,680

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2013

(Unaudited)

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

As of April 30, 2013, the Company had $3.0 million of outstanding borrowings on its Commercial Loan and $3.0 million in available credit. As of October 31, 2012, the Company had outstanding borrowings of $1.0 million on its Commercial Loan and $5.0 million in available credit.

(7)	Fair Value Measurements

The carrying amounts reported in the condensed consolidated balance sheets as of April 30, 2013 and October 31, 2012 for cash, trade accounts receivable, other receivables and accounts payable and accrued expenses, including accrued compensation and payroll taxes, approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s note payable to bank and long-term debt approximates fair value based on similar long-term debt issues available to the Company as of April 30, 2013 and October 31, 2012. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2013

(Unaudited)

The following is a reconciliation of the numerators and denominators of the net income per share computations for the periods presented:

	Three months ended April 30,		Six months ended April 30,
	2013	2012	2013	2012
Net income attributable to OCC (numerator)	$42,485	$948,925	$172,305	$1,141,369
Shares (denominator)	6,218,829	6,391,176	6,264,876	6,338,900

Basic and diluted net income per share	$0.01	$0.15	$0.03	$0.18

There were no stock options that could potentially dilute net income per share in the future that were not included in the computation of diluted net income per share for the three months and six months ended April 30, 2013. Stock options that could potentially dilute net income per share in the future that were not included in the computation of diluted net income per share (because to do so would have been antidilutive for the periods presented) totaled 5,000 for the three months and six months ended April 30, 2012.

(9)	Shareholders’ Equity

The Company has a plan, approved by its Board of Directors on September 20, 2012, to purchase and retire up to 320,000 shares of the Company’s common stock, or approximately 4.9% of the shares then outstanding. The Company anticipates that the purchases will be made over a 12- to 24-month period unless the entire number of shares expected to be purchased under the plan is sooner acquired. As of April 30, 2013, the Company had 123,500 shares of its outstanding common stock remaining to purchase under this plan.

On April 15, 2013, the Company declared a quarterly cash dividend of $0.02 per share on its common stock totaling $124,994. This amount is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of April 30, 2013.

(10)	Segment Information and Business and Credit Concentrations

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of April 30, 2013 and October 31, 2012 have been adequately provided for in the condensed consolidated financial statements.

For the three months ended April 30, 2013, 10.2% of consolidated net sales were attributable to one customer. For the three months ended April 30, 2012, 13.3% of consolidated net sales were attributable to one major domestic customer. No single customer accounted for more than 10% of the Company’s consolidated net sales during the six months ended April 30, 2013 or April 30, 2012.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2013

(Unaudited)

For the six months ended April 30, 2013 and 2012, approximately 68% and 73%, respectively, of consolidated net sales were from customers in the United States, and approximately 32% and 27%, respectively, were from customers outside of the United States.

The Company has a single reportable segment for purposes of segment reporting, exclusive of Centric Solutions LLC (“Centric Solutions”). For the three months and six months ended April 30, 2013, Centric Solutions generated revenues, net of intercompany sales, totaling $623,804 and $877,326, respectively, and operating income of $137,630 and $59,920, respectively. For the three months and six months ended April 30, 2012, Centric Solutions generated revenues, net of intercompany sales, totaling $480,923 and $863,779, respectively, and incurred operating losses of $174,417 and $340,552, respectively. Total assets of Centric Solutions of approximately $391,000 (net of intercompany amounts) are included in the total consolidated assets of the Company as of April 30, 2013.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to known and unknown variables, uncertainties, contingencies and risks that may cause actual events or results to differ materially from our expectations, and such variables, uncertainties, contingencies and risks may also adversely affect Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”), the Company’s future results of operations and future financial condition, and/or the future equity value of the Company. Factors that could cause or contribute to such differences from our expectations or risks that could adversely affect the Company include, but are not limited to, the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate and/or government spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber, copper, gold and other precious metals, and plastics and other materials affected by petroleum product pricing); fluctuations in transportation costs; our dependence on customized equipment for the manufacture of our products and our limited number of production facilities; our ability to protect our proprietary manufacturing technology; our ability to replace royalty income as existing patented and licensed products expire by developing and licensing new products; market conditions influencing prices or pricing; our dependence on a limited number of suppliers; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in regulatory reviews and audits and potential regulatory reviews and audits; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences for competing technologies, relative to our product offering; economic conditions that affect the telecommunications sector, the data communications sector, certain technology sectors and/or certain industry market sectors; economic conditions that affect certain geographic markets and/or the economy as a whole; changes in demand for our products from certain competitors for which we provide private label connectivity products; terrorist attacks or acts of war, and any current or potential future military conflicts; changes in the level of military spending or other spending by the United States government; ability to retain key personnel; inability to recruit needed personnel; poor labor relations; the impact of changes in accounting policies and related costs of compliance, including changes by the Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board (“PCAOB”), the Financial Accounting Standards Board (“FASB”), and/or the International Accounting Standards Board (“IASB”); our ability to continue to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; the impact of changes and potential changes in federal laws and regulations adversely affecting our business and/or which result in increases in our direct and indirect costs, including our direct and indirect costs of compliance with such laws and regulations; the impact of the Patient Protection and Affordable Care Act of 2010, the Health Care and Education Reconciliation Act of 2010, and any revisions to those acts that apply to us and the related legislation and regulation associated with those acts, which directly or indirectly results in increases to our costs; the impact of changes in state or federal tax laws and regulations increasing our costs and/or impacting the net return to investors owning our shares; the impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, making investments in or with, and/or acquiring parties that compete with and/or have conflicts with our customers; voluntary or involuntary delisting of the Company’s common stock from any exchange on which it is traded; the deregistration by the Company from SEC reporting requirements, as a result of the small number of holders of the Company’s common stock; adverse reactions by customers, vendors or other service providers to unsolicited proposals regarding the ownership or management of the Company; the additional costs of considering and possibly defending our position on such unsolicited proposals; impact of weather or natural disasters in the areas of the world in which we operate, market our products and/or acquire raw materials; an increase in the number of shares of the Company’s common stock issued and outstanding; economic downturns generally and/or in one or more of the markets in which we operate; changes in market demand, exchange rates, productivity, or market and economic conditions in the areas of the world in which we operate and market our products; and our success in managing the risks involved in the foregoing.

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

OCC designs, develops and manufactures fiber optic cables for a broad range of commercial and specialty markets and applications. We refer to these products as our fiber optic cable offering. OCC designs, develops and manufactures fiber and copper connectivity products for the commercial market, including a broad range of commercial and residential applications. We refer to these products as our enterprise connectivity product offering. OCC designs, develops and manufactures a broad range of specialty fiber optic connectors and connectivity solutions principally for use in military and other harsh environment applications. We refer to these products as our applied interconnect systems product offering.

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

Summary of Company Performance for Second Quarter and first half of Fiscal Year 2013

•

Consolidated net sales for the second quarter of fiscal year 2013 were $19.1 million, down 13.3% when compared to net sales of $22.1 million for the second quarter of fiscal year 2012—when we achieved the second highest quarterly net sales in OCC’s history. Sequentially, net sales increased 10.6% in the second quarter of fiscal year 2013, compared to net sales of $17.3 million for the first quarter of fiscal year 2013. Consolidated net sales for the six months ended April 30, 2013 decreased 7.5% to $36.4 million, compared to net sales of $39.4 million for the first six months of fiscal year 2012—which was a record sales year for OCC.

•

Gross profit decreased 24.8% to $6.7 million for the second quarter of fiscal year 2013 compared to $8.9 million for the same period last year. Gross profit decreased 12.1% to $13.2 million for the first half of fiscal year 2013 compared to $15.0 million for the same period last year.

•

Gross profit margin (gross profit as a percentage of net sales) decreased to 34.9% during the second quarter of fiscal year 2013, compared to 40.2% during the same period last year. Gross profit margin in the second quarter of fiscal year 2013 was negatively impacted as certain fixed manufacturing costs were spread over lower sales volumes, as well as due to increases in production costs and manufacturing capacity in anticipation of higher future production volumes. Gross profit margin decreased to 36.2% during the first half of fiscal year 2013, compared to 38.1% for the six months ended April 30, 2012.

•

We reported net income attributable to OCC of $42,000, or $0.01 per share, during the second quarter of fiscal year 2013, compared to $949,000, or $0.15 per share, for the comparable period last year. We reported net income attributable to OCC of $172,000, or $0.03 per share, during the first half of fiscal year 2013, compared to $1.1 million, or $0.18 per share, for the comparable period last year.

•	In December 2012, OCC increased its regular quarterly dividend rate to $0.02 per share per quarter, implying an annual dividend rate of $0.08 per share.

Results of Operations

We sell our products internationally and domestically through our sales force to our customers, which include major distributors, various regional and smaller distributors, original equipment manufacturers and value-added resellers. All of our sales to customers outside of the United States are denominated in U.S. dollars. We can experience fluctuations in the percentage of net sales to customers outside of the United States from period to period based on the timing of large orders, coupled with the impact of increases and decreases in sales to customers in the United States.

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

Royalty income (expense), net consists of royalty income earned on licenses associated with our patented products, net of royalty and related expenses.

Amortization of intangible assets consists of the amortization of developed technology acquired in the acquisition of Superior Modular Products Incorporated, doing business as SMP Data Communications (“SMP Data Communications” or “SMP”) on May 30, 2008 and the amortization of intellectual property and customer list acquired in the acquisition of AOS on October 31, 2009. Amortization of intangible assets is calculated using an accelerated method and the straight line method over the estimated useful lives of the intangible assets.

Other income (expense), net consists of interest expense and other miscellaneous income and expense items not directly attributable to our operations.

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of income for the periods indicated:

	Three Months Ended April 30,		Percent Change	Six Months Ended April 30,		Percent Change
	2013	2012		2013	2012
Net sales	$19,125,000	$22,051,000	(13.3)%	$36,420,000	$39,385,000	(7.5)%
Gross profit	6,666,000	8,861,000	(24.8)%	13,190,000	15,011,000	(12.1)%
SG&A expenses	6,405,000	7,410,000	(13.6)%	12,593,000	13,375,000	(5.8)%
Net income attributable to OCC	42,000	949,000	(95.5)%	172,000	1,141,000	(84.9)%

Three Months Ended April 30, 2013 and 2012

Net Sales

Consolidated net sales for the second quarter of fiscal year 2013 decreased 13.3% to $19.1 million compared to net sales of $22.1 million for the same period last year. The decrease in net sales when comparing the two periods is primarily due to the fact that we recognized net sales totaling, in the aggregate, approximately $4.8 million as the result of a number of large orders for two customers in the second quarter of fiscal year 2012 that did not recur at the same levels in the second quarter of fiscal year 2013. Additionally, the extended global economic weakness in certain markets continues to contribute to our lower net sales to our other customers. Net sales in both our commercial and specialty markets decreased compared to the same period last year.

Net sales to customers in the United States decreased 17.4% in the second quarter of fiscal year 2013 compared to the same period last year, and net sales to customers outside of the United States decreased 1.8%.

Gross Profit

Our gross profit decreased 24.8% to $6.7 million in the second quarter of fiscal year 2013, compared to $8.9 million in the second quarter of fiscal year 2012. Gross profit margin, or gross profit as a percentage of net sales, decreased to 34.9% in the second quarter of fiscal year 2013 from 40.2% in the second quarter of fiscal year 2012.

Gross profit margin in the second quarter of fiscal year 2013 was negatively impacted by lower net sales, as certain fixed manufacturing costs were spread over lower sales volumes. Additionally, in the second quarter of fiscal year 2013 we experienced an increase in certain production costs at our Roanoke facility in order to accommodate higher levels of production anticipated from expected future sales to a customer. That customer is one of the two customers that contributed to higher net sales in the second quarter of fiscal year 2012. Furthermore our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may vary based on both anticipated and unanticipated changes in product mix.

Selling, General, and Administrative Expenses

SG&A expenses decreased 13.6% to $6.4 million during the second quarter of fiscal year 2013, compared to $7.4 million for the same period last year. SG&A expenses as a percentage of net sales were 33.5% in the second quarter of fiscal year 2013 compared to 33.6% in the second quarter of fiscal year 2012.

The decrease in SG&A expenses during the second quarter of fiscal year 2013 compared to the same period last year was primarily due to decreased employee related costs and shipping costs. Compensation costs have decreased when comparing the second quarter of fiscal 2013 to the comparable period in fiscal year 2012 largely as a result of decreases in commissions and employee incentives due to decreased net sales and the financial results during the second quarter of fiscal year 2013. Shipping costs also decreased as net sales decreased.

Royalty Income (Expense), Net

We recognized royalty income, net of royalty and related expense, totaling $44,000 during the second quarter of fiscal year 2013, compared to $102,000 during the same period last year. The decrease in royalty income, net when comparing the two periods is primarily due to the expiration of certain patents during fiscal year 2012, which had previously generated a large portion of our royalty income. The expired patents were acquired in our 2008 acquisition of SMP Data Communications. As a result, we expect the trend of royalty expense largely or completely offsetting royalty income to continue in fiscal year 2013. At the same time, we expect amortization expense associated with intangible assets to continue to decline as well.

Amortization of Intangible Assets

We recognized $23,000 of amortization expense, associated with intangible assets, for the second quarter of fiscal year 2013, compared to amortization expense of $33,000 during the second quarter of fiscal year 2012. The decrease in amortization expense, when comparing the two periods, is primarily due to the fact that the purchased developed technology asset, acquired in connection with the acquisition of SMP Data Communications, is being amortized using a declining balance method over the useful life of the asset; therefore, the amortization expense decreases as the asset ages and nears the end of its useful life.

Other Expense, Net

We recognized other expense, net in the second quarter of fiscal year 2013 of $124,000 compared to $142,000 in the second quarter of fiscal year 2012. Other expense, net is comprised of interest income, interest expense and other miscellaneous items which may fluctuate from period to period.

Income Before Income Taxes

We reported income before income taxes of $158,000 for the second quarter of fiscal year 2013 compared to $1.4 million for the second quarter of fiscal year 2012. This decrease was primarily due to the decrease in gross profit of $2.2 million in the second quarter of fiscal year 2013, partially offset by the decrease in SG&A expenses of $1.0 million, compared to the same period in 2012.

Income Tax Expense

Income tax expense totaled $82,000 in the second quarter of fiscal year 2013 compared to $470,000 for the same period in fiscal year 2012. Our effective tax rate for the second quarter of fiscal year 2013 was 52.1% compared to 34.1% for the second quarter of fiscal year 2012.

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

Net Income

Net income attributable to OCC for the second quarter of fiscal year 2013 was $42,000 compared to $949,000 for the second quarter of fiscal year 2012. This decrease was due primarily to the decrease in income before taxes of $1.2 million, partially offset by the decrease in income taxes of $388,000, in the second quarter of fiscal year 2013, compared to the same period in fiscal year 2012.

Six Months Ended April 30, 2013 and 2012

Net Sales

Consolidated net sales for the first half of fiscal year 2013 decreased 7.5% to $36.4 million compared to net sales of $39.4 million for the same period last year. The decrease in net sales when comparing the two periods is primarily due to the fact that we recognized net sales totaling, in the aggregate, approximately $5.9 million as the result of a number of large orders for two customers in the first half of fiscal year 2012 that did not recur at the same levels in the first half of fiscal year 2013. Additionally, the extended global economic weakness in certain markets continues to contribute to our lower net sales to our other customers. We experienced an increase in net sales during the first half of fiscal year 2013 in our specialty markets compared to the same period last year, but this increase was offset by decreases in net sales in our commercial markets.

Net sales to customers in the United States decreased 13.8% in the first half of fiscal year 2013 compared to the same period last year, while net sales to customers outside of the United States increased 9.5%.

Gross Profit

Our gross profit decreased 12.1% to $13.2 million in the first half of fiscal year 2013, compared to $15.0 million in the first half of fiscal year 2012. Gross profit margin, or gross profit as a percentage of net sales, decreased to 36.2% in the first half of fiscal year 2013 from 38.1% in the first half of fiscal year 2012.

Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may vary based on both anticipated and unanticipated changes in product mix. Our gross profit margin in the first half of fiscal year 2013 was negatively impacted by those factors noted as contributing to the lower gross profit margin in the second quarter of fiscal year 2013.

Selling, General, and Administrative Expenses

SG&A expenses decreased 5.8% to $12.6 million for the first half of fiscal year 2013 from $13.4 million for the same period last year. SG&A expenses as a percentage of net sales were 34.6% in the first half of fiscal year 2013 compared to 34.0% in the first half of fiscal year 2012.

The decrease in SG&A expenses during the first half of 2013 compared to the same period last year was primarily due to decreased employee related costs and shipping costs. Compensation costs decreased when comparing the first half of fiscal 2013 to the comparable period in fiscal year 2012 largely as a result of decreases in commissions and employee incentives due to decreased net sales and the financial results during the first half of fiscal year 2013. Shipping costs also decreased as net sales decreased.

Royalty Income (Expense), Net

We recognized royalty expense, net of royalty income, totaling $4,000 during the first half of fiscal year 2013, compared to royalty income, net of royalty and related expenses, totaling $287,000 during the same period last year. The increase in royalty expense, net when comparing the two periods, is primarily due to the expiration of certain patents during fiscal year 2012, which had previously generated a large portion of our royalty income. The expired patents were acquired in our 2008 acquisition of SMP Data Communications. As a result, we expect the trend of royalty expense largely or completely offsetting royalty income to continue in fiscal year 2013. At the same time, we expect amortization expense associated with intangible assets to continue to decline as well.

Amortization of Intangible Assets

We recognized $47,000 of amortization expense, associated with intangible assets, for the first half of fiscal year 2013, compared to amortization expense of $67,000 during the first half of fiscal year 2012. The decrease in amortization expense, when comparing the two periods, is primarily due to the fact that the purchased developed technology asset, acquired in connection with the acquisition of SMP Data Communications, is being amortized using a declining balance method over the useful life of the asset; therefore, the amortization expense decreases as the asset ages and nears the end of its useful life.

Other Expense, Net

We recognized other expense, net in the first half of fiscal year 2013 of $236,000 compared to $287,000 in the first half of fiscal year 2012. Other expense, net is comprised of interest income, interest expense and other miscellaneous items which may fluctuate from period to period.

Income Before Income Taxes

We reported income before income taxes of $309,000 for the first half of fiscal year 2013 compared to $1.6 million for the first half of fiscal year 2012. This decrease was primarily due to the decrease in gross profit of $1.8 million in the first half of fiscal year 2013, partially offset by the decrease in SG&A expenses of $782,000, compared to the same period in 2012.

Income Tax Expense

Income tax expense totaled $122,000 in the first half of fiscal year 2013 compared to $510,000 for the same period in fiscal year 2012. Our effective tax rate for the first half of fiscal year 2013 was 39.6% compared to 32.5% for the first half of fiscal year 2012.

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

Net Income

Net income attributable to OCC for the first half of fiscal year 2013 was $172,000 compared to $1.1 million for the first half of fiscal year 2012. The decrease was due primarily to the decrease in income before taxes of $1.3 million in the first half of fiscal year 2013, compared the same period in fiscal year 2012.

Financial Condition

Total assets at April 30, 2013 and October 31, 2012 were $47.8 million. Increases in inventories and property and equipment, net totaling $1.0 million and $1.2 million, respectively, were offset by a decrease in trade accounts receivable totaling $2.1 million. The increase in inventories is largely due to efforts to support a wider variety of stocked products. The increase in property and equipment, net is due primarily to the addition of new manufacturing equipment at our fiber optic cable production facility. The decrease in trade accounts receivable, net largely resulted from the decrease in net sales in the second quarter of fiscal year 2013 when compared to the fourth quarter of fiscal year 2012, as well as the timing of receipts of payments during the quarter and continued efforts to manage collections.

Total liabilities increased $275,000, or 1.5%, to $18.0 million at April 30, 2013, from $17.7 million at October 31, 2012. The increase in total liabilities was primarily due to a $2.0 million increase in note payable to bank under our revolving line of credit, partially offset by a $1.5 million decrease in accounts payable and accrued expenses, including accrued compensation and payroll taxes, largely due to the timing of related payments when comparing the two periods.

Total shareholders’ equity attributable to OCC at April 30, 2013 decreased $257,000 in the first half of fiscal year 2013. The decrease resulted from the repurchase and retirement of 129,500 shares of our common stock for $543,000 and dividends declared of $251,000, partially offset by net income attributable to OCC of $172,000 and share-based compensation, net of $317,000.

Liquidity and Capital Resources

Our primary capital needs during the first half of fiscal year 2013 have been to fund working capital requirements and capital expenditures, as well as the repurchase and retirement of shares of our common stock. Our primary source of capital for these purposes has been existing cash, borrowings under our revolving credit facility and cash provided by operations. As of April 30, 2013 and October 31, 2012, we had outstanding loan balances under our revolving credit facility totaling $3.0 million and $1.0 million, respectively. As of April 30, 2013 and October 31, 2012, we had outstanding loan balances, excluding our revolving credit facility, totaling $7.9 million and $8.0 million, respectively.

Our cash totaled $783,000 as of April 30, 2013, an increase of $192,000, compared to $591,000 as of October 31, 2012. The increase in cash for the six months ended April 30, 2013 primarily resulted from net cash provided by operating activities of $1.6 million and net cash provided by financing activities of $845,000, partially offset by capital expenditures totaling $2.2 million.

On April 30, 2013, we had working capital of $26.9 million compared to $26.8 million on October 31, 2012. The ratio of current assets to current liabilities as of April 30, 2013 was 5.2 to 1 compared to 4.4 to 1 as of October 31, 2012. The increase in working capital was primarily due to the $1.0 million increase in inventories and the $1.5 million decrease in accounts payable and accrued expenses, including accrued compensation and payroll taxes, partially offset by the $2.1 million decrease in accounts receivable, net. The improved ratio of current assets to current liabilities as of April 30, 2013 compared to October 31, 2012 was due to the fact that current assets decreased 4.1% while current liabilities decreased 19.4%.

Net Cash

Net cash provided by operating activities was $1.6 million in the first half of fiscal year 2013, compared to $101,000 in the first half of fiscal year 2012. Net cash provided by operating activities during the first half of fiscal year 2013 primarily resulted from net income of $187,000 plus net adjustments to reconcile net income to net cash provided by operating activities, including depreciation, amortization and accretion of $1.0 million and share-based compensation expense of $632,000. Additionally, decreases in accounts receivable of $2.2 million further contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by increases in inventories of $1.0 million and the decrease in accrued compensation and payroll taxes of $1.9 million. Net cash provided by operating activities during the first half of fiscal year 2012 primarily resulted from net income of $1.1 million, plus net adjustments to reconcile net income to net cash provided by operating activities, including depreciation, amortization and accretion of $1.1 million and share-based compensation expense of $683,000. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by increases in trade accounts receivable of $1.6 million and increases in inventories of $1.4 million.

Net cash used in investing activities totaled $2.3 million in the first half of fiscal year 2013 compared to $518,000 in the first half of fiscal year 2012. Net cash used in investing activities during the first half of fiscal years 2013 and 2012 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment.

Net cash provided by financing activities totaled $845,000 in the first half of fiscal year 2013 compared to $356,000 in the first half of fiscal year 2012. Net cash provided by financing activities in the first half of fiscal year 2013 resulted primarily from proceeds from a note payable to our bank under our line of credit, net of repayments, of $2.0 million, partially offset by the repurchase and retirement of 129,500 shares of our common stock for $543,000. Net cash provided by financing activities in the first half of fiscal year 2012 resulted primarily from proceeds from a note payable to our bank under our line of credit, net of repayments, of $750,000, partially offset by payroll taxes withheld and remitted on share-based payments of $132,000 and the $157,000 payment of dividends previously declared.

Credit Facilities

We have credit facilities consisting of a real estate term loan, as amended (the “Virginia Real Estate Loan”), a supplemental real estate term loan, as amended (the “North Carolina Real Estate Loan”) and a revolving credit facility, as amended (the “Commercial Loan”).

Both the Virginia Real Estate Loan and the North Carolina Real Estate Loan have a fixed interest rate of 4.25% as of April 30, 2013 and are secured by a first priority lien on all of our personal property and assets, except for our inventory, accounts, general intangibles, deposit accounts, instruments, investment property, letter of credit rights, commercial tort claims, documents and chattel paper, as well as a first lien deed of trust on the Company’s real property.

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

As of April 30, 2013, we had $3.0 million of outstanding borrowings on our Commercial Loan and $3.0 million in available credit.

Capital Expenditures

As of April 30, 2013, we have committed approximately $2.7 million to add new manufacturing equipment at our fiber optic cable production facility in order to support increased demand for our fiber optic cable products. Of the $2.7 million committed, we have spent approximately $2.3 million as of April 30, 2013. We did not have any other material commitments for capital expenditures as of April 30, 2013. During our 2013 fiscal year budgeting process, we included an estimate for capital expenditures of $3.8 million for the year. These expenditures are expected to be funded out of our working capital or borrowings under our credit facilities. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Historically, we have spent less than our budgeted capital expenditures in any given year.

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

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2012 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2012 Form 10-K did not change during the period from November 1, 2012 through April 30, 2013.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2013. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2013 and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 20, 2012, the Company’s Board of Directors approved a plan to purchase and retire up to 320,000 shares of the Company’s common stock, or approximately 4.9% of the shares then outstanding. The Company anticipates that the purchases will be made over a 12- to 24-month period unless the entire number of shares expected to be purchased under the plan is sooner acquired. For the three month period ended April 30, 2013, the Company did not repurchase and retire any shares of its outstanding common stock.

PART II. OTHER INFORMATION

Item 6. Exhibits

The exhibits listed on the Exhibit Index are filed as part of, and incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION (Registrant)

Date: June 12, 2013	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: June 12, 2013	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated May 30, 2008 by and among Optical Cable Corporation, Aurora Merger Corporation, Preformed Line Products Company and Superior Modular Products Incorporated (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 2, 2008).

3.1	Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated herein by reference to Exhibit 1 to the Company’s Form 8-A12G filed with the Commission on November 5, 2001).

3.2	Amended and Restated Bylaws of Optical Cable Corporation (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2011).

4.1	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.2	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2012).

4.3	Stockholder Protection Rights Agreement dated as of October 28, 2011, between Optical Cable Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent, including as Exhibit A The Forms of Rights Certificate and Election to Exercise (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-A12G filed with the Commission on November 1, 2011).

4.4	Credit Agreement dated May 30, 2008 by and between Optical Cable Corporation and Superior Modular Products Incorporated as borrowers and Valley Bank as lender in the amount of $17,000,000 consisting of a Revolver in the amount of $6,000,000; Term Loan A in the amount of $2,240,000; Term Loan B in the amount of $6,500,000; and a Capital Acquisitions Term Loan in the amount of $2,260,000 (incorporated herein by reference to Exhibit 4.16 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.5	Credit Line Deed of Trust dated May 30, 2008 between Optical Cable Corporation as Grantor, LeClairRyan as Trustee and Valley Bank as Beneficiary (incorporated herein by reference to Exhibit 4.17 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.6	Deed of Trust, Security Agreement and Fixtures Filing dated May 30, 2008 by and between Superior Modular Products Incorporated as Grantor, LeClairRyan as Trustee and Valley Bank as Beneficiary (incorporated herein by reference to Exhibit 4.18 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.7	Security Agreement dated May 30, 2008 between Optical Cable Corporation and Superior Modular Products Incorporated and Valley Bank (incorporated herein by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.8	Term Loan A Note in the amount of $2,240,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.9	Term Loan B Note in the amount of $6,500,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.22 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.10	First Loan Modification Agreement dated February 16, 2010 by and between Optical Cable Corporation and Valley Bank (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 22, 2010).

4.11	Second Loan Modification Agreement dated April 30, 2010 by and between Optical Cable Corporation, for itself and as successor by merger to Superior Modular Products Incorporated, and Valley Bank (incorporated herein by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 filed June 14, 2010).

4.12	Addendum A to Commercial Note dated April 30, 2010 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 4.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 filed June 14, 2010).

4.13	Commercial Note dated April 30, 2010 by and between Optical Cable Corporation and SunTrust Bank in the principal amount of $6,000,000 (incorporated herein by reference to Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 filed June 14, 2010).

4.14	Security Agreement dated April 30, 2010 by Optical Cable Corporation in favor of SunTrust Bank (incorporated herein by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 filed June 14, 2010).

4.15	Agreement to Commercial Note dated April 30, 2010 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 4.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 filed June 14, 2010).

4.16	Third Loan Modification Agreement dated April 22, 2011 by and between Optical Cable Corporation, for itself and as successor by merger to Superior Modular Products Incorporated, and Valley Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2011).

4.17	Binding Letter of Renewal dated July 25, 2011 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 26, 2011).

4.18	Binding Letter of Renewal dated July 25, 2012 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 26, 2012).

4.19	Fourth Loan Modification Agreement dated July 25, 2011 by and between Optical Cable Corporation, for itself and as successor by merger to Superior Modular Products Incorporated, and Valley Bank (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated July 26, 2011).

4.20	Fifth Loan Modification Agreement dated August 31, 2012 by and between Optical Cable Corporation, for itself and as successor by merger to Superior Modular Products Incorporated, and Valley Bank (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 31, 2012).

10.1*	Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.2*	Form of award agreement under the Optical Cable Corporation Amended 2004 Non-employee Directors Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2004 filed January 26, 2005).

10.3*	Optical Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.4*	Optical Cable Corporation 2011 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2011).

10.5*	Optical Cable Corporation Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 27, 2013).

10.6*	Form of time vesting award agreement under the Optical Cable Corporation 2005 and 2011 Stock Incentive Plans (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006 filed June 14, 2006).

10.7*	Form of operational performance (Company financial performance measure) vesting award agreement under the Optical Cable Corporation 2005 and 2011 Stock Incentive Plans (incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2009 filed June 12, 2009).

10.8	Notice of Exercise of Warrant by the Company to purchase 98,741 shares of common stock of Applied Optical Systems, Inc. dated October 30, 2009 (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.9	Stock Purchase Agreement dated October 31, 2009 by and among the Company, as buyer and G. Thomas Hazelton, Jr. and Daniel Roehrs as sellers (incorporated herein by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.10	Buy-Sell Agreement dated October 31, 2009, by and between G. Thomas Hazelton, Jr., as guarantor, and the Company (incorporated herein by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.11	Buy-Sell Agreement dated October 31, 2009, by and between Daniel Roehrs, as guarantor, and the Company (incorporated herein by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.12	Indemnification Agreement dated October 31, 2009, between the Company and Applied Optical Systems, Inc. (incorporated herein by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.13	Supplemental Agreement dated October 31, 2009, by and among the Company, as buyer, Applied Optical Systems, Inc., George T. Hazelton Family Trust, G. Thomas Hazelton, Jr., and Daniel Roehrs (incorporated herein by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.14	Termination Agreement dated October 31, 2009, by and among Applied Optical Systems, Inc., the Company, as lender, and G. Thomas Hazelton, Jr. and Daniel Roehrs (incorporated herein by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.15	Warrant Exercise Agreement between the Company and Applied Optical Systems, Inc. dated October 30, 2009 (incorporated herein by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.16	Redemption Agreement by and between Optical Cable Corporation and BB&T Capital Markets dated September 20, 2012 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 21, 2012).

10.17*	Amended and Restated Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective April 11, 2011 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 15, 2011).

10.18*	Amendment, effective December 18, 2012, to Amended and Restated Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective April 11, 2011 (incorporated herein by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2013 filed March 15, 2013).

10.19*	Amended and Restated Employment Agreement by and between Optical Cable Corporation and Tracy G. Smith effective April 11, 2011 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 15, 2011).

10.20*	Amendment, effective December 18, 2012, to Amended and Restated Employment Agreement by and between Optical Cable Corporation and Tracy G. Smith effective April 11, 2011 (incorporated herein by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2013 filed March 15, 2013).

11.1	Statement regarding computation of per share earnings (incorporated by reference to note 8 of the Condensed Notes to Condensed Consolidated Financial Statements contained herein).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 30, 2013 and October 31, 2012, (ii) Condensed Consolidated Statements of Income for the three months and six months ended April 30, 2013 and 2012, (iii) Condensed Consolidated Statement of Shareholders’ Equity for the six months ended April 30, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2013 and 2012, and (v) Condensed Notes to Condensed Consolidated Financial Statements. FURNISHED HEREWITH (not filed).

*	Management contract or compensatory plan or agreement.