Form 10-Q
period 2013-07-31
OPTICAL CABLE CORP
filed 2013-09-12
CIK 1000230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 6, 2013, 6,575,903 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION
Form 10-Q Index
Nine Months Ended July 31, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
OPTICAL CABLE CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	July 31, 2013	October 31, 2012
Current assets:
Cash	$550,225	$591,038
Trade accounts receivable, net of allowance for doubtful accounts of $135,464 at July 31, 2013 and $92,148 at October 31, 2012	11,406,653	12,601,402
Other receivables	157,199	216,212
Income taxes refundable	335,531	118,058
Inventories	18,637,239	18,464,019
Prepaid expenses	476,149	484,406
Deferred income taxes – current	1,589,115	2,289,530
Total current assets	33,152,111	34,764,665
Property and equipment, net	13,298,768	11,648,166
Intangible assets, net	322,977	245,956
Deferred income taxes – noncurrent	1,038,832	513,817
Other assets, net	103,391	589,741
Total assets	$47,916,079	$47,762,345
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$255,839	$247,739
Accounts payable and accrued expenses	4,226,945	4,191,633
Accrued compensation and payroll taxes	1,491,454	3,464,452
Income taxes payable	—	22,937
Total current liabilities	5,974,238	7,926,761
Note payable to bank	3,750,000	1,000,000
Long-term debt, excluding current installments	7,562,082	7,755,680
Deferred income taxes - noncurrent	31,388	—
Other noncurrent liabilities	945,662	1,044,862
Total liabilities	18,263,370	17,727,303
Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 6,579,853 shares at July 31, 2013 and 6,411,592 at October 31, 2012	8,526,232	8,024,544
Retained earnings	21,741,287	22,619,814
Total shareholders’ equity attributable to Optical Cable Corporation	30,267,519	30,644,358
Noncontrolling interest	(614,810)	(609,316)
Total shareholders’ equity	29,652,709	30,035,042
Commitments and contingencies
Total liabilities and shareholders’ equity	$47,916,079	$47,762,345
See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2013	2012	2013	2012
Net sales	$19,601,919	$22,003,689	$56,021,972	$61,388,901
Cost of goods sold	13,472,899	13,216,736	36,703,436	37,591,000
Gross profit	6,129,020	8,786,953	19,318,536	23,797,901
Selling, general and administrative expenses	6,152,223	6,898,381	18,745,637	20,273,402
Royalty (income) expense, net	64,037	(22,429)	68,520	(309,695)
Amortization of intangible assets	13,867	33,815	60,396	100,566
Income (loss) from operations	(101,107)	1,877,186	443,983	3,733,628
Other expense, net:
Interest income	—	—	—	8,416
Interest expense	(125,184)	(143,541)	(346,032)	(435,886)
Other, net	6,827	(993)	(8,353)	(3,613)
Other expense, net	(118,357)	(144,534)	(354,385)	(431,083)
Income (loss) before income taxes	(219,464)	1,732,652	89,598	3,302,545
Income tax expense (benefit)	(75,026)	554,278	47,398	1,064,262
Net income (loss)	$(144,438)	$1,178,374	$42,200	$2,238,283
Net income (loss) attributable to noncontrolling interest	(19,827)	4,946	(5,494)	(76,514)
Net income (loss) attributable to OCC	$(124,611)	$1,173,428	$47,694	$2,314,797
Net income (loss) attributable to OCC per share: Basic and diluted	$(0.02)	$0.18	$0.01	$0.36
Cash dividends declared per common share	$0.02	$0.015	$0.06	$0.045
See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Nine Months Ended July 31, 2013
	Common Stock		Retained Earnings	Total Shareholders’ Equity Attributable to OCC	Noncontrolling Interest	Total Shareholders’ Equity
	Shares	Amount
Balances at October 31, 2012	6,411,592	$8,024,544	$22,619,814	$30,644,358	$(609,316)	$30,035,042
Share-based compensation, net	297,761	464,636	—	464,636	—	464,636
Repurchase and retirement of common stock (at cost)	(129,500)	—	(543,420)	(543,420)	—	(543,420)
Common stock dividends declared, $0.06 per share	—	—	(382,801)	(382,801)	—	(382,801)
Excess tax benefits from share-based compensation	—	37,052	—	37,052	—	37,052
Net income	—	—	47,694	47,694	(5,494)	42,200
Balances at July 31, 2013	6,579,853	$8,526,232	$21,741,287	$30,267,519	$(614,810)	$29,652,709
See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	July 31,
	2013	2012
Cash flows from operating activities:
Net income	$42,200	$2,238,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,525,012	1,637,195
Bad debt expense (recovery)	42,929	(8,958)
Deferred income tax expense (benefit)	206,788	(353,176)
Share-based compensation expense	802,643	1,062,003
Impact of excess tax benefits from share-based compensation	(37,052)	6,387
Loss on sale of property and equipment	11,785	6,974
(Increase) decrease in:
Trade accounts receivable	1,151,820	(2,552,545)
Other receivables	59,013	252,186
Income taxes refundable	(217,473)	434,124
Inventories	(173,220)	(2,534,676)
Prepaid expenses	8,257	(41,990)
Other assets, net	—	12,884
Increase (decrease) in:
Accounts payable and accrued expenses	46,130	232,067
Accrued compensation and payroll taxes	(1,972,998)	289,697
Income taxes payable	14,115	431,617
Other noncurrent liabilities	(128,485)	(16,608)
Net cash provided by operating activities	1,381,464	1,095,464
Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(2,662,564)	(774,386)
Investment in intangible assets	(137,417)	(64,093)
Proceeds from sale of property and equipment	5,000	80
Net cash used in investing activities	(2,794,981)	(838,399)
Cash flows from financing activities:
Payroll taxes withheld and remitted on share-based payments	(338,007)	(159,951)
Proceeds from note payable to bank	4,550,000	4,900,000
Principal payments on long-term debt and note payable to bank	(1,985,498)	(3,742,540)
Repurchase of common stock	(543,420)	(875,863)
Impact of excess tax benefits from share-based compensation	37,052	(6,387)
Common stock dividends paid	(347,423)	(257,783)
Net cash provided by (used in) financing activities	1,372,704	(142,524)
Net increase (decrease) in cash	(40,813)	114,541
Cash at beginning of period	591,038	1,091,513
Cash at end of period	$550,225	$1,206,054
See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Three Months and Nine Months Ended July 31, 2013
(Unaudited)

(1)	General
The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2013 are not necessarily indicative of the results for the fiscal year ending October 31, 2013 because the following items, among other things, may impact those results: changes in market conditions, seasonality, changes in technology, competitive conditions, ability of management to execute its business plans, as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2012 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

(2)	Stock Incentive Plans and Other Share-Based Compensation
On March 26, 2013, the Company's shareholders approved the Optical Cable Corporation Amended and Restated 2011 Stock Incentive Plan (“Amended 2011 Plan”) that was recommended for approval by the Company's Board of Directors. The Amended 2011 Plan reserves an additional 500,000 common shares of the Company for issuance under the Amended 2011 Plan and succeeds and replaces the Optical Cable Corporation 2005 Stock Incentive Plan (the “2005 Plan”). As of July 31, 2013, there were approximately 386,000 remaining shares available for grant under the Optical Cable Corporation Amended 2011 Plan.
Share-based compensation expense for employees and non-employee Directors recognized in the condensed consolidated statements of income for the three months and nine months ended July 31, 2013 was $170,971 and $802,643, respectively, and for the three months and nine months ended July 31, 2012 was $378,530 and $1,062,003, respectively, and was entirely related to expense recognized in connection with the vesting of restricted stock awards.
Restricted Stock Awards
The Company has granted, and anticipates granting from time to time, restricted stock awards subject to approval by the Compensation Committee of the Board of Directors.
During the three months ended July 31, 2013, restricted stock awards under the Amended 2011 Plan totaling 342,035 shares were approved by the Compensation Committee of the Board of Directors of the Company. Of the restricted stock awards granted, 171,025 are service-based shares which vest quarterly over approximately four years with the first vesting date occurring on July 31, 2013; and 171,010 shares are operational performance-based shares vesting over approximately six years beginning on January 31, 2015 based on the achievement of certain quantitative operational performance goals.
In total, restricted stock award activity during the nine months ended July 31, 2013 consisted of restricted share grants totaling 378,667 shares (including grants to employees and to non-employee members of the Board of Directors), and 80,906 restricted shares withheld for taxes in connection with the vesting of restricted shares.
As of July 31, 2013, the maximum amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will have to recognize over a 3.6 year weighted-average period is approximately $2.4 million.

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable
A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the nine months ended July 31, 2013 and 2012 follows:

	Nine Months Ended
	July 31,
	2013	2012
Balance at beginning of period	$92,148	$145,616
Bad debt expense (recovery)	42,929	(8,958)
Losses charged to allowance	—	(34,577)
Recoveries added to allowance	$387	$—
Balance at end of period	$135,464	$102,081

(4)	Inventories
Inventories as of July 31, 2013 and October 31, 2012 consist of the following:

	July 31, 2013	October 31, 2012
Finished goods	$5,249,689	$5,909,892
Work in process	4,170,216	3,220,423
Raw materials	9,013,604	9,106,277
Production supplies	203,730	227,427
Total	$18,637,239	$18,464,019

(5)	Product Warranties
As of July 31, 2013 and October 31, 2012, the Company’s accrual for estimated product warranty claims totaled $200,000 and $250,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense for the three months and nine months ended July 31, 2013 totaled $80,085 and $161,725, respectively, and warranty claims expense for the three months and nine months ended July 31, 2012 totaled $121,076 and $155,592, respectively.

The following table summarizes the changes in the Company’s accrual for product warranties during the nine months ended July 31, 2013 and 2012:

	Nine Months Ended July 31,
	2013	2012
Balance at beginning of period	$250,000	$175,000
Liabilities accrued for warranties issued during the period	319,638	218,454
Warranty claims and costs paid during the period	(211,725)	(140,592)
Changes in liability for pre-existing warranties during the period	(157,913)	(62,862)
Balance at end of period	$200,000	$190,000

(6)	Long-term Debt and Note Payable to Bank
The Company has credit facilities consisting of a real estate term loan, as amended (the “Virginia Real Estate Loan”), a supplemental real estate term loan, as amended (the “North Carolina Real Estate Loan”) and a revolving credit facility, as amended (prior to the refinancing on August 30, 2013 described further below) (the “Commercial Loan”).
Both the Virginia Real Estate Loan and the North Carolina Real Estate Loan have a fixed interest rate of 4.25% and are secured by a first priority lien on all of the Company's personal property and assets, except for the Company's inventory, accounts, general intangibles, deposit accounts, instruments, investment property, letter of credit rights, commercial tort claims, documents and chattel paper, as well as a first lien deed of trust on the Company's real property.

Long-term debt as of July 31, 2013 and October 31, 2012 consists of the following:

	July 31, 2013	October 31, 2012
Virginia Real Estate Loan ($6.5 million original principal) payable in monthly installments of $36,426, including interest (at 4.25%), with final payment of $4,858,220 due April 30, 2018	$5,814,244	$5,952,200
North Carolina Real Estate Loan ($2.24 million original principal) payable in monthly installments of $12,553, including interest (at 4.25%), with final payment of $1,674,217 due April 30, 2018	2,003,677	2,051,219
Total long-term debt	7,817,921	8,003,419
Less current installments	255,839	247,739
Long-term debt, excluding current installments	$7,562,082	$7,755,680
The Commercial Loan provides the Company with a revolving line of credit for the working capital needs of the Company. On August 30, 2013, subsequent to the Company's fiscal third quarter, the Company refinanced and replaced the existing revolving credit facility with SunTrust Bank by entering into a new Commercial Loan. The new Commercial Loan increases the loan limit that the Company may borrow under its line of credit from $6.0 million to $9.0 million, removes the interest rate floor of 3.0% and the unused commitment fee in exchange for a slightly higher interest rate on outstanding balances of LIBOR plus 2.2% (which at this time results in an interest rate of 2.4%), and provides a maturity date of the new Commercial Loan of August 31, 2015.
Under the terms of the new Commercial Loan, the Company may borrow an aggregate principal amount at any one time outstanding not to exceed the lesser of (i) $9.0 million, or (ii) the sum of 85% of certain receivables aged 90 days or less plus 35% of the lesser of $1.0 million or certain foreign receivables plus 25% of certain raw materials inventory. Within the revolving loan limit of the new Commercial Loan, the Company may borrow, repay and reborrow, at any time from time to time until August 31, 2015, the extended maturity date of the new Commercial Loan.
Also on August 30, 2013, the Company entered into a Sixth Loan Modification Agreement with Valley Bank to amend the definition of 'SunTrust Debt' to provide for the refinancing of the Commercial Loan described herein.
Advances under the Commercial Loan (prior to the refinancing of the loan on August 30, 2013) accrued interest at the greater of (x) LIBOR plus 2.0%, or (y) 3.0%. Advances under the new Commercial Loan accrue interest at LIBOR plus 2.2%. Accrued interest on the outstanding principal balance is due on the first day of each month, with all then outstanding principal, interest, fees and costs due at the Commercial Loan maturity date of August 31, 2015.
The Commercial Loan is secured by a first priority lien on all of the Company’s inventory, accounts, general intangibles, deposit accounts, instruments, investment property, letter of credit rights, commercial tort claims, documents and chattel paper. The new Commercial Loan is secured by a first priority lien on these same assets.
As of July 31, 2013, the Company had $3.8 million of outstanding borrowings on its Commercial Loan and approximately $2.2 million in available credit. As of October 31, 2012, the Company had outstanding borrowings of $1.0 million on its Commercial Loan and $5.0 million in available credit.

(7)	Fair Value Measurements
The carrying amounts reported in the condensed consolidated balance sheets as of July 31, 2013 and October 31, 2012 for cash, trade accounts receivable, other receivables and accounts payable and accrued expenses, including accrued compensation and payroll taxes, approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s note payable to bank and long-term debt approximates fair value based on similar long-term debt issues available to the Company as of July 31, 2013 and October 31, 2012. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

	Three months ended July 31,		Nine months ended July 31,
	2013	2012	2013	2012
Net income (loss) attributable to OCC (numerator)	(124,611)	$1,173,428	47,694	$2,314,797
Shares (denominator)	5,779,230	6,667,481	6,312,700	6,449,227
Basic and diluted net income (loss) per share	$(0.02)	$0.18	$0.01	$0.36
There were no stock options that could potentially dilute net income (loss) per share in the future that were not included in the computation of diluted net income (loss) per share for the three months and nine months ended July 31, 2013 and 2012.
Unvested shares as of July 31, 2013 totaling 627,558 were not included in the computation of basic and diluted net loss per share for the three months ended July 31, 2013 (because to include such shares would have been antidilutive, or in other words, to do so would have reduced the net loss per share for that period).

(9)	Shareholders’ Equity
The Company has a plan, approved by its Board of Directors on September 20, 2012, to purchase and retire up to 320,000 shares of the Company’s common stock, or approximately 4.9% of the shares then outstanding. The Company anticipates that the purchases will be made over a 12- to 24-month period unless the entire number of shares expected to be purchased under the plan is sooner acquired. As of July 31, 2013, the Company had 123,500 shares of its outstanding common stock remaining to purchase under this plan.
On July 12, 2013, the Company declared a quarterly cash dividend of $0.02 per share on its common stock totaling $131,705. This amount is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of July 31, 2013.

(10)	Segment Information and Business and Credit Concentrations
The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of July 31, 2013 and October 31, 2012 have been adequately provided for in the condensed consolidated financial statements.
For the three months ended July 31, 2013, 10.6% of consolidated net sales were attributable to one customer. For the three months ended July 31, 2012, 17.6% of consolidated net sales were attributable to another customer. No single customer accounted for more than 10% of the Company's consolidated net sales during the nine months ended July 31, 2013. For the nine months ended July 31, 2012, 12.2% of consolidated net sales were attributable to one customer.
For the nine months ended July 31, 2013 and 2012, approximately 70% and 73%, respectively, of consolidated net sales were from customers in the United States, and approximately 30% and 27%, respectively, were from customers outside of the United States.
The Company has a single reportable segment for purposes of segment reporting, exclusive of Centric Solutions LLC (“Centric Solutions”). For the three months and nine months ended July 31, 2013, Centric Solutions generated revenues, net of intercompany sales, totaling $331,753 and $1,209,079, respectively, and operating losses of $82,890 and $22,970, respectively. For the three months and nine months ended July 31, 2012, Centric Solutions generated revenues, net of intercompany sales, totaling $729,236 and $1,548,697, respectively. For the three months ended July 31, 2012, Centric Solutions reported operating income of $20,677. For the nine months ended July 31, 2012, Centric Solutions incurred operating losses of $319,875. Total assets of Centric Solutions of approximately $393,000 (net of intercompany amounts) are included in the total consolidated assets of the Company as of July 31, 2013.

(11)	Contingencies
From time to time, the Company is involved in various claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

(12)	New Accounting Standards Not Yet Adopted
In July 2013, the FASB issued Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The amendments in ASU 2013-11 clarify that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, then the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013, with early adoption permitted. The adoption of ASU 2013-11 is not expected to have a material impact on the Company's results of operations, financial position or liquidity or its related financial statement disclosures.
There are no other new accounting standards issued, but not yet adopted by the Company, which are expected to materially impact the Company’s financial position, operating results or financial statement disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information
This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to known and unknown variables, uncertainties, contingencies and risks that may cause actual events or results to differ materially from our expectations, and such variables, uncertainties, contingencies and risks may also adversely affect Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”), the Company’s future results of operations and future financial condition, and/or the future equity value of the Company. Factors that could cause or contribute to such differences from our expectations or risks that could adversely affect the Company include, but are not limited to, the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate and/or government spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber, copper, gold and other precious metals, and plastics and other materials affected by petroleum product pricing); fluctuations in transportation costs; our dependence on customized equipment for the manufacture of our products and our limited number of production facilities; our ability to protect our proprietary manufacturing technology; our ability to replace royalty income as existing patented and licensed products expire by developing and licensing new products; market conditions influencing prices or pricing; our dependence on a limited number of suppliers; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in regulatory reviews and audits and potential regulatory reviews and audits; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences for competing technologies, relative to our product offering; economic conditions that affect the telecommunications sector, the data communications sector, certain technology sectors and/or certain industry market sectors; economic conditions that affect certain geographic markets and/or the economy as a whole; changes in demand for our products from certain competitors for which we provide private label connectivity products; terrorist attacks or acts of war, and any current or potential future military conflicts; changes in the level of military spending or other spending by the United States government; ability to retain key personnel; inability to recruit needed personnel; poor labor relations; the impact of changes in accounting policies and related costs of compliance, including changes by the Securities and Exchange Commission ("SEC"), the Public Company Accounting Oversight Board ("PCAOB"), the Financial Accounting Standards Board ("FASB"), and/or the International Accounting Standards Board ("IASB"); our ability to continue to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; the impact of changes and potential changes in federal laws and regulations adversely affecting our business and/or which result in increases in our direct and indirect costs, including our direct and indirect costs of compliance with such laws and regulations; the impact of the Patient Protection and Affordable Care Act of 2010, the Health Care and Education Reconciliation Act of 2010, and any revisions to those acts that apply to us and the related legislation and regulation associated with those acts, which directly or indirectly results in increases to our costs; the impact of changes in state or federal tax laws and regulations increasing our costs and/or impacting the net return to investors owning our shares; the impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, making investments in or with, and/or acquiring parties that compete with and/or have conflicts with our customers; voluntary or involuntary delisting of the Company’s common stock from any exchange on which it is traded; the deregistration by the Company from SEC reporting requirements, as a result of the small number of holders of the Company’s common stock; adverse reactions by customers, vendors or other service providers to unsolicited proposals regarding the ownership or management of the Company; the additional costs of considering and possibly defending our position on such unsolicited proposals; impact of weather or natural disasters in the areas of the world in which we operate, market our products and/or acquire raw materials; an increase in the number of shares of the Company’s common stock issued and outstanding; economic downturns generally and/or in one or more of the markets in which we operate; changes in market demand, exchange rates, productivity, or market and economic conditions in the areas of the world in which we operate and market our products; and our success in managing the risks involved in the foregoing.
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
Summary of Company Performance for Third Quarter and first nine months of Fiscal Year 2013

•
Consolidated net sales for the third quarter of fiscal year 2013 were $19.6 million, down 10.9% when compared to net sales of $22.0 million for the same period last year, primarily as a result of decreased sales to two major customers. Excluding the impact of these two customers, OCC's net sales would have increased 4.8% during the third quarter of fiscal year 2013 compared to the same period last year. Sequentially, net sales increased 2.5% in the third quarter of fiscal year 2013, compared to net sales of $19.1 million for the second quarter of fiscal year 2013.

•
Consolidated net sales for the nine months ended July 31, 2013 decreased 8.7% to $56.0 million, compared to consolidated net sales of $61.4 million for the first nine months of fiscal 2012—which was a record sales year for OCC. During the first nine months of fiscal year 2012, we recognized net sales totaling approximately $11.0 million as a result of large orders from two major customers that did not recur at the same levels in the first nine months of fiscal year 2013. Excluding the impact of these two customers, OCC's net sales would have increased slightly during the first nine months of fiscal year 2013 compared to the same period last year.

•
Gross profit decreased 30.2% to $6.1 million for the third quarter of fiscal year 2013 compared to $8.8 million for the same period last year. Gross profit decreased 18.8% to $19.3 million for the first nine months of fiscal year 2013 compared to $23.8 million for the same period last year.

•
Gross profit margin (gross profit as a percentage of net sales) decreased to 31.3% during the third quarter of fiscal year 2013, compared to 39.9% during the same period last year. Gross profit margin in the third quarter of fiscal year 2013 was negatively impacted as certain fixed manufacturing costs were spread over lower sales volumes. Additionally, we experienced an increase in certain production costs at our Roanoke facility in order to further expand the breadth of our production capabilities to support future growth, as well as to accommodate potential higher levels of production from anticipated future sales opportunities. Gross profit margin decreased to 34.5% during the first nine months of fiscal year 2013, compared to 38.8% for the nine months ended July 31, 2012.

•
We reported a net loss attributable to OCC of $125,000 or $0.02, per share during the third quarter of fiscal year 2013, compared to net income of $1.2 million, or $0.18 per share, for the comparable period last year. We reported net income attributable to OCC of $48,000 or $0.01 per share, during the first nine months of fiscal year 2013, compared to $2.3 million, or $0.36 per share, during the first nine months of fiscal year 2012.

•	OCC's current regular quarterly dividend rate is $0.02 per share per quarter, implying an annual dividend rate of $0.08 per share.
Results of Operations
We sell our products internationally and domestically through our sales force to our customers, which include major distributors, various regional and smaller distributors, original equipment manufacturers and value-added resellers. All of our sales to customers outside of the United States are denominated in U.S. dollars. We can experience fluctuations in the percentage of net sales to customers outside of the United States and in the United States from period to period based on the timing of large orders, coupled with the impact of increases and decreases in sales to customers in various regions of the world.

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
Amortization of intangible assets consists primarily of the amortization of developed technology acquired in the acquisition of Superior Modular Products Incorporated, doing business as SMP Data Communications ("SMP Data Communications" or "SMP") on May 30, 2008 and the amortization of intellectual property and customer list acquired in the acquisition of AOS on October 31, 2009. Amortization of intangible assets is calculated using an accelerated method and the straight line method over the estimated useful lives of the intangible assets.
Other income (expense), net consists of interest expense and other miscellaneous income and expense items not directly attributable to our operations.

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended July 31,		Percent Change	Nine Months Ended July 31,		Percent Change
	2013	2012		2013	2012
Net sales	$19,602,000	$22,004,000	(10.9)%	$56,022,000	$61,389,000	(8.7)%
Gross profit	6,129,000	8,787,000	(30.2)%	19,319,000	23,798,000	(18.8)%
SG&A expenses	6,152,000	6,898,000	(10.8)%	18,746,000	20,273,000	(7.5)%
Net income (loss) attributable to OCC	(125,000)	1,173,000	(110.6)%	48,000	2,315,000	(97.9)%

Three Months Ended July 31, 2013 and 2012
Net Sales
Consolidated net sales for the third quarter of fiscal year 2013 decreased 10.9% to $19.6 million compared to net sales of $22.0 million for the same period last year. The decrease in net sales when comparing the two periods is primarily due to the fact that we recognized net sales totaling, in the aggregate, approximately $5.1 million as the result of a number of large orders for two customers in the third quarter of fiscal year 2012 that did not recur at the same levels in the third quarter of fiscal year 2013. Additionally, the extended global economic weakness in certain markets continues to place downward pressure on net sales. However, excluding the impact of these two customers, our net sales would have increased 4.8% during the third quarter of fiscal year 2013 compared to the same period last year. We experienced an increase in net sales in our specialty markets in the third quarter of fiscal year 2013 compared to the same period last year, but this increase was offset by decreases in net sales in our commercial markets.
Net sales to customers in the United States decreased 11.0% in the third quarter of fiscal year 2013, compared to the same period last year, and net sales to customers outside of the United States decreased 10.8%.
Gross Profit
Our gross profit decreased 30.2% to $6.1 million in the third quarter of fiscal year 2013, compared to $8.8 million in the third quarter of fiscal year 2012. Gross profit margin, or gross profit as a percentage of net sales, decreased to 31.3% in the third quarter of fiscal year 2013 from 39.9% in the third quarter of fiscal year 2012.
Gross profit margin in the third quarter of fiscal year 2013 was negatively impacted by lower net sales, as certain fixed manufacturing costs were spread over lower sales volumes. Additionally, in the third quarter of fiscal year 2013 we experienced an increase in certain production costs at our Roanoke facility in order to further expand the breadth of our production capabilities to support future growth, as well as to accommodate potential higher levels of production from anticipated future sales opportunities. Furthermore, our gross profit percentages are heavily dependent upon product mix on a quarterly basis and may vary based on both anticipated and unanticipated changes in product mix.
Selling, General, and Administrative Expenses
SG&A expenses decreased 10.8% to $6.2 million during the third quarter of fiscal year 2013, compared to $6.9 million for the same period last year. SG&A expenses as a percentage of net sales were 31.4% in the third quarter of fiscal years 2013 and 2012.
The decrease in SG&A expenses during the third quarter of fiscal year 2013 compared to the same period last year was primarily due to decreased employee related costs and shipping costs. Compensation costs have decreased when comparing the third quarter of fiscal 2013 to the comparable period in fiscal year 2012 largely as a result of decreases in commissions and employee incentives due to decreased net sales and the financial results during the third quarter of fiscal year 2013. Shipping costs also decreased as net sales decreased.

Royalty Income (Expense), Net
We recognized royalty expense, net of royalty income, totaling $64,000 during third quarter of fiscal year 2013, compared to royalty income, net of royalty and related expenses, totaling $22,000 during the third quarter of fiscal year 2012. The increase in royalty expense, net, when comparing the two periods, is primarily due to the expiration of certain patents during fiscal year 2012, which had previously generated a large portion of our royalty income. The expired patents were acquired in our 2008 acquisition of SMP Data Communications. As a result, we expect the trend of royalty expense largely or completely offsetting royalty income to continue in fiscal year 2013. At the same time, amortization expense of intangible assets has declined as well.

Amortization of Intangible Assets
We recognized $14,000 of amortization expense, associated with intangible assets, for the third quarter of fiscal year 2013, compared to amortization expense of $34,000 during the third quarter of fiscal year 2012. The decrease in amortization expense, when comparing the two periods, is primarily due to the fact that the purchased developed technology asset, acquired in connection with the acquisition of SMP Data Communications in 2008, was amortized using a declining balance method over the useful life of the asset; therefore, the amortization expense decreases as the asset ages and nears the end of its useful life. The purchased developed technology asset acquired in connection with the acquisition of SMP Data Communications was fully amortized by the end of the third quarter of fiscal year 2013.

Other Expense, Net
We recognized other expense, net in the third quarter of fiscal year 2013 of $118,000 compared to $145,000 in the third quarter of fiscal year 2012. Other expense, net is comprised of interest income, interest expense and other miscellaneous items which may fluctuate from period to period.

Income (Loss) Before Income Taxes
We reported a loss before income taxes of $219,000 for the third quarter of fiscal year 2013 compared to income before income taxes of $1.7 million for the third quarter of fiscal year 2012. This change was primarily due to the decrease in gross profit of $2.7 million in the third quarter of fiscal year 2013, partially offset by the decrease in SG&A expenses of $746,000, compared to the same period in 2012.

Income Tax Expense (Benefit)
Income tax benefit totaled $75,000 in the third quarter of fiscal year 2013 compared to income tax expense of $554,000 for the same period in fiscal year 2012. Our effective tax rate for the third quarter of fiscal year 2013 was 34.2% compared to 32.0% for the third quarter of fiscal year 2012.
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

Net Income (Loss)
Net loss attributable to OCC for the third quarter of fiscal year 2013 was $125,000 compared to net income of $1.2 million for the third quarter of fiscal year 2012. This change was due primarily to the decrease in income before taxes of $2.0 million, partially offset by the decrease in income taxes of $629,000, in the third quarter of fiscal year 2013, compared to the same period in fiscal year 2012.
Nine Months Ended July 31, 2013 and 2012
Net Sales
Consolidated net sales for the first nine months of fiscal year 2013 decreased 8.7% to $56.0 million compared to net sales of $61.4 million for the same period last year. The decrease in net sales when comparing the two periods is primarily due to the fact that we recognized net sales totaling, in the aggregate, approximately $11.0 million as the result of a number of large orders for two customers in the first nine months of fiscal year 2012 that did not recur at the same levels in the first nine months of fiscal year 2013. Additionally, the extended global economic weakness in certain markets continues to place downward pressure on net sales. However, excluding the impact of these two customers, our net sales would have increased slightly during the first nine months of fiscal year 2013 compared to the same period last year. We experienced an increase in net sales during the first nine months of fiscal year 2013 in our specialty markets compared to the same period last year, but this increase was offset by decreases in net sales in our commercial markets.
Net sales to customers in the United States decreased 12.8% in the first nine months of fiscal year 2013 compared to the same period last year, while net sales to customers outside of the United States increased 2.2%.

Gross Profit
Our gross profit decreased 18.8% to $19.3 million in the first nine months of fiscal year 2013, compared to $23.8 million in the first nine months of fiscal year 2012. Gross profit margin, or gross profit as a percentage of net sales, decreased to 34.5% in the first nine months of fiscal year 2013 from 38.8% in the first nine months of fiscal year 2012.
Gross profit margin in the first nine months of fiscal year 2013 was negatively impacted by lower net sales, as certain fixed manufacturing costs were spread over lower sales volumes. Additionally, so far in fiscal year 2013 we experienced an increase in certain production costs at our Roanoke facility in order to further expand the breadth of our production capabilities to support future growth, as well as to accommodate potential higher levels of production from anticipated future sales opportunities. Furthermore, our gross profit percentages are heavily dependent upon product mix on a quarterly basis and may vary based on both anticipated and unanticipated changes in product mix.
Selling, General, and Administrative Expenses
SG&A expenses decreased 7.5% to $18.7 million for the first nine months of fiscal year 2013 from $20.3 million for the same period last year. SG&A expenses as a percentage of net sales were 33.5% in the first nine months of fiscal year 2013 compared to 33.0% in the first nine months of fiscal year 2012.

The decrease in SG&A expenses during the first nine months of 2013 compared to the same period last year was primarily due to decreased employee related costs and shipping costs. Compensation costs decreased when comparing the first nine months of fiscal 2013 to the comparable period in fiscal year 2012 largely as a result of decreases in commissions and employee incentives due to decreased net sales and the financial results during the first nine months of fiscal year 2013. Shipping costs also decreased as net sales decreased.
Royalty Income (Expense), Net
We recognized royalty expense, net of royalty income, totaling $69,000 during the first nine months of fiscal year 2013, compared to royalty income, net of royalty and related expenses, totaling $310,000 during the same period last year. The increase in royalty expense, net when comparing the two periods, is primarily due to the expiration of certain patents during fiscal year 2012, which had previously generated a large portion of our royalty income. The expired patents were acquired in our 2008 acquisition of SMP Data Communications. As a result, we expect the trend of royalty expense largely or completely offsetting royalty income to continue in fiscal year 2013. At the same time, we expect amortization expense associated with intangible assets expense to continue to decline as well.
Amortization of Intangible Assets
We recognized $60,000 of amortization expense, associated with intangible assets, for the first nine months of fiscal year 2013, compared to amortization expense of $101,000 during the first nine months of fiscal year 2012. The decrease in amortization expense, when comparing the two periods, is primarily due to the fact that the purchased developed technology asset, acquired in connection with the acquisition of SMP Data Communications in 2008, was amortized using a declining balance method over the useful life of the asset; therefore, the amortization expense decreases as the asset ages and nears the end of its useful life. The purchased developed technology asset acquired in connection with the acquisition of SMP Data Communications was fully amortized by the end of the third quarter of fiscal year 2013.
Other Expense, Net
We recognized other expense, net in the first nine months of fiscal year 2013 of $354,000 compared to $431,000 in the first nine months of fiscal year 2012. Other expense, net is comprised of interest income, interest expense and other miscellaneous items which may fluctuate from period to period.
Income Before Income Taxes
We reported income before income taxes of $90,000 for the first nine months of fiscal year 2013 compared to $3.3 million for the first nine months of fiscal year 2012. This decrease was primarily due to the decrease in gross profit of $4.5 million in the first nine months of fiscal year 2013, partially offset by the decrease in SG&A expenses of $1.5 million, compared to the same period in 2012.

Income Tax Expense
Income tax expense totaled $47,000 in the first nine months of fiscal year 2013 compared to $1.1 million for the same period in fiscal year 2012. Our effective tax rate for the first nine months of fiscal year 2013 was 52.9% compared to 32.2% for the first nine months of fiscal year 2012.
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
Net Income
Net income attributable to OCC for the first nine months of fiscal year 2013 was $48,000 compared to $2.3 million for the first nine months of fiscal year 2012. This decrease was due primarily to the decrease in income before taxes of $3.2 million, partially offset by the decrease in income taxes of $1.0 million, in the first nine months of fiscal year 2013, compared to the same period in fiscal year 2012.
Financial Condition
Total assets increased $154,000, or less than 1.0%, to $47.9 million at July 31, 2013, from $47.8 million at October 31, 2012. This increase was primarily due to a $1.7 million increase in property and equipment, net, partially offset by decreases in trade accounts receivable, net of $1.2 million. The increase in property and equipment, net is due primarily to the addition of new manufacturing equipment at our fiber optic cable production facility. The decrease in trade accounts receivable, net largely resulted from the decrease in net sales in the third quarter of fiscal year 2013 when compared to the fourth quarter of fiscal year 2012, as well as the timing of receipts of payments during the quarter and continued efforts to manage collections.
Total liabilities increased $536,000, or 3.0%, to $18.3 million at July 31, 2013, from $17.7 million at October 31, 2012. The increase in total liabilities was primarily due to a $2.8 million increase in note payable to bank under our revolving line of credit, partially offset by a $1.9 million decrease in accounts payable and accrued expenses, including accrued compensation and payroll taxes, largely due to the timing of related payments when comparing the two periods.
Total shareholders’ equity attributable to OCC at July 31, 2013 decreased $377,000 in the first nine months of fiscal year 2013. The decrease resulted from the repurchase and retirement of 129,500 shares of our common stock for $543,000 and dividends declared of $383,000, partially offset by net income attributable to OCC of $48,000 and share-based compensation, net of $465,000.
Liquidity and Capital Resources
Our primary capital needs during the first nine months of fiscal year 2013 have been to fund working capital requirements and capital expenditures, as well as the repurchase and retirement of shares of our common stock. Our primary source of capital for these purposes has been existing cash, borrowings under our revolving credit facility and cash provided by operations. As of July 31, 2013 and October 31, 2012, we had outstanding loan balances under our revolving credit facility totaling $3.8 million and $1.0 million, respectively. As of July 31, 2013 and October 31, 2012, we had outstanding loan balances, excluding our revolving credit facility, totaling $7.8 million and $8.0 million, respectively.
Our cash totaled $550,000 as of July 31, 2013, a decrease of $41,000, compared to $591,000 as of October 31, 2012. The decrease in cash for the nine months ended July 31, 2013 resulted from capital expenditures totaling $2.7 million and investments in intangible assets totaling $137,000, partially offset by net cash provided by operating activities of $1.4 million and net cash provided by financing activities of $1.4 million.
On July 31, 2013, we had working capital of $27.2 million compared to $26.8 million on October 31, 2012. The ratio of current assets to current liabilities as of July 31, 2013 was 5.5 to 1 compared to 4.4 to 1 as of October 31, 2012. The increase in working capital and the improved ratio of current assets to current liabilities as of July 31, 2013 compared to October 31, 2012 was primarily the result of the $1.9 million decrease in accounts payable and accrued expenses, including accrued compensation and payroll taxes, partially offset by the $1.2 million decrease in trade accounts receivable, net.

Net Cash
Net cash provided by operating activities was $1.4 million in the first nine months of fiscal year 2013, compared to $1.1 million in the first nine months of fiscal year 2012. Net cash provided by operating activities during the first nine months of fiscal year 2013 primarily resulted from net income of $42,000, plus net adjustments to reconcile net income to net cash provided by operating activities, including depreciation, amortization and accretion of $1.5 million and share-based compensation expense of $803,000. Additionally, decreases in accounts receivable of $1.2 million further contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by the decrease in accrued compensation and payroll taxes of $2.0 million. Net cash provided by operating activities during the first nine months of fiscal year 2012 primarily resulted from net income of $2.2 million, plus net adjustments to reconcile net income to net cash provided by operating activities, including depreciation, amortization and accretion of $1.6 million and share-based compensation expense of $1.1 million. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by increases in trade accounts receivable of $2.6 million and increases in inventories of $2.5 million.
Net cash used in investing activities totaled $2.8 million in the first nine months of fiscal year 2013 compared to $838,000 in the first nine months of fiscal year 2012. Net cash used in investing activities during the first nine months of fiscal years 2013 and 2012 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment.
Net cash provided by financing activities totaled $1.4 million in the first nine months of fiscal year 2013 compared to net cash used in financing activities of $143,000 in the first nine months of fiscal year 2012. Net cash provided by financing activities in the first nine months of fiscal year 2013 resulted primarily from proceeds from a note payable to our bank under our line of credit, net of repayments, of $2.8 million, partially offset by the repurchase and retirement of 129,500 shares of our common stock for $543,000, payroll taxes withheld and remitted on share-based payments of $338,000 and the $347,000 payment of dividends previously declared. Net cash used in financing activities in the first nine months of fiscal year 2012 resulted primarily from the repurchase and retirement of 200,000 shares of our common stock for $876,000 and the $258,000 payment of dividends previously declared, partially offset by proceeds from a note payable to our bank under our line of credit, net of repayments, of $1.3 million.
Credit Facilities
We have credit facilities consisting of a real estate term loan, as amended (the “Virginia Real Estate Loan”), a supplemental real estate term loan, as amended (the “North Carolina Real Estate Loan”) and a revolving credit facility, as amended (prior to the refinancing on August 30, 2013 described further below) (the “Commercial Loan”).
Both the Virginia Real Estate Loan and the North Carolina Real Estate Loan have a fixed interest rate of 4.25% and are secured by a first priority lien on all of our personal property and assets, except for our inventory, accounts, general intangibles, deposit accounts, instruments, investment property, letter of credit rights, commercial tort claims, documents and chattel paper, as well as a first lien deed of trust on the Company's real property.
The Commercial Loan provides us with a revolving line of credit for the working capital needs of the Company. On August 30, 2013, subsequent to our fiscal third quarter, we refinanced and replaced the existing revolving credit facility with SunTrust Bank by entering into a new Commercial Loan. The new Commercial Loan increases the loan limit that we may borrow under our revolving line of credit from $6.0 million to $9.0 million, removes the interest rate floor of 3.0% and the unused commitment fee in exchange for a slightly higher interest rate on outstanding balances of LIBOR plus 2.2% (which at this time results in an interest rate of 2.4%) and provides a maturity date of the new Commercial Loan of August 31, 2015.
Under the terms of the new Commercial Loan, we may borrow an aggregate principal amount at any one time outstanding not to exceed the lesser of (i) $9.0 million, or (ii) the sum of 85% of certain receivables aged 90 days or less plus 35% of the lesser of $1.0 million or certain foreign receivables plus 25% of certain raw materials inventory. Within the revolving loan limit of the new Commercial Loan, we may borrow, repay, and reborrow, at any time from time to time until August 31, 2015, the extended maturity date of the new Commercial Loan.
Also on August 30, 2013, we entered into a Sixth Loan Modification Agreement with Valley Bank to amend the definition of 'SunTrust Debt' to provide for the revisions to the Commercial Loan described herein.
Advances under the Commercial Loan (prior to the refinancing of the loan on August 30, 2013) accrued interest at the greater of (x) LIBOR plus 2.0%, or (y) 3.0%. Advances under the new Commercial Loan accrue interest at LIBOR plus 2.2%. Accrued interest on the outstanding principal balance is due on the first day of each month, with all then outstanding principal, interest, fees and costs due at the Commercial Loan maturity date of August 31, 2015.
The Commercial Loan is secured by a first priority lien on all of our inventory, accounts, general intangibles, deposit accounts, instruments, investment property, letter of credit rights, commercial tort claims, documents and chattel paper. The new Commercial Loan is secured by a first priority lien on these same assets.
As of July 31, 2013, we had $3.8 million of outstanding borrowings on our Commercial Loan and $2.2 million in available credit.

Capital Expenditures
As of July 31, 2013, we have spent approximately $2.7 million to add new manufacturing equipment at our fiber optic cable production facility in order to further expand the breadth of our production capabilities and to support anticipated increased demand for our fiber optic cable products. As of July 31, 2013, we have committed an additional $200,000 to support these efforts. We did not have any other material commitments for capital expenditures as of July 31, 2013. During our 2013 fiscal year budgeting process, we included an estimate for capital expenditures of $3.8 million for the year. These expenditures are expected to be funded out of our working capital or borrowings under our credit facilities. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Historically, we have spent less than our budgeted capital expenditures in any given year.
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
Seasonality
Historically, net sales are relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year, which we believe may be partially due to construction cycles and budgetary considerations of our customers. For example, our trend for the last three years has been that an average of approximately 47%, 48% and 45% of our net sales occurred during the first half of fiscal years 2012, 2011 and 2010, respectively, and an average of approximately 53%, 52% and 55% of our net sales occurred during the second half of fiscal years 2012, 2011 and 2010, respectively. We believe net sales may not follow this pattern in periods when overall economic conditions in the industry and/or in the world are atypical.
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
Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2012 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2012 Form 10-K did not change during the period from November 1, 2012 through July 31, 2013.

New Accounting Considerations
In July 2013, the FASB issued Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The amendments in ASU 2013-11 clarify that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, then the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013, with early adoption permitted. The adoption of ASU 2013-11 is not expected to have a material impact on our results of operations, financial position or liquidity or our related financial statement disclosures.
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
Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2013. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2013 and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 20, 2012, the Company's Board of Directors approved a plan to purchase and retire up to 320,000 shares of the Company's common stock, or approximately 4.9% of the shares then outstanding. The Company anticipates that the purchases will be made over a 12- to 24-month period unless the entire number of shares expected to be purchased under the plan is sooner acquired. For the three month period ended July 31, 2013, the Company did not repurchase and retire any shares of its outstanding common stock.

Item 6. Exhibits
The exhibits listed on the Exhibit Index are filed as part of, and incorporated by reference into, this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: September 12, 2013	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: September 12, 2013	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

2.1
Agreement and Plan of Merger dated May 30, 2008 by and among Optical Cable Corporation, Aurora Merger Corporation, Preformed Line Products Company and Superior Modular Products Incorporated (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed June 2, 2008).

3.1
Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated herein by reference to Exhibit 1 to the Company's Form 8-A12G filed with the Commission on November 5, 2001).

3.2	Amended and Restated Bylaws of Optical Cable Corporation (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the third quarter ended July 31, 2011).

4.1
Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the third quarter ended July 31, 2004 (file number 0-27022)).

4.2	Form of certificate representing Common Stock (incorporated herein by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the third quarter ended July 31, 2012).

4.3
Stockholder Protection Rights Agreement dated as of October 28, 2011, between Optical Cable Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent, including as Exhibit A The Forms of Rights Certificate and Election to Exercise (incorporated herein by reference to Exhibit 4.1 to the Company's Form 8-A12G filed with the Commission on November 1, 2011).

4.4
Credit Agreement dated May 30, 2008 by and between Optical Cable Corporation and Superior Modular Products Incorporated as borrowers and Valley Bank as lender in the amount of $17,000,000 consisting of a Revolver in the amount of $6,000,000; Term Loan A in the amount of $2,240,000; Term Loan B in the amount of $6,500,000; and a Capital Acquisitions Term Loan in the amount of $2,260,000 (incorporated herein by reference to Exhibit 4.16 of the Company's Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.5
Credit Line Deed of Trust dated May 30, 2008 between Optical Cable Corporation as Grantor, LeClairRyan as Trustee and Valley Bank as Beneficiary (incorporated herein by reference to Exhibit 4.17 of the Company's Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.6
Deed of Trust, Security Agreement and Fixtures Filing dated May 30, 2008 by and between Superior Modular Products Incorporated as Grantor, LeClairRyan as Trustee and Valley Bank as Beneficiary (incorporated herein by reference to Exhibit 4.18 of the Company's Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.7
Security Agreement dated May 30, 2008 between Optical Cable Corporation and Superior Modular Products Incorporated and Valley Bank (incorporated herein by reference to Exhibit 4.19 of the Company's Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.8
Term Loan A Note in the amount of $2,240,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.21 of the Company's Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.9
Term Loan B Note in the amount of $6,500,000 by Optical Cable Corporation and Superior Modular Products Incorporated dated May 30, 2008 (incorporated herein by reference to Exhibit 4.22 of the Company's Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.10
First Loan Modification Agreement dated February 16, 2010 by and between Optical Cable Corporation and Valley Bank (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed February 22, 2010).

4.11
Second Loan Modification Agreement dated April 30, 2010 by and between Optical Cable Corporation, for itself and as successor by merger to Superior Modular Products Incorporated, and Valley Bank (incorporated herein by reference to Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 filed June 14, 2010).

4.12
Addendum A to Commercial Note dated April 30, 2010 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 filed June 14, 2010).

4.13
Commercial Note dated April 30, 2010 by and between Optical Cable Corporation and SunTrust Bank in the principal amount of $6,000,000 (incorporated herein by reference to Exhibit 4.15 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 filed June 14, 2010).

4.14
Security Agreement dated April 30, 2010 by Optical Cable Corporation in favor of SunTrust Bank (incorporated herein by reference to Exhibit 4.16 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 filed June 14, 2010).

4.15
Agreement to Commercial Note dated April 30, 2010 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 4.17 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 filed June 14, 2010).

4.16
Third Loan Modification Agreement dated April 22, 2011 by and between Optical Cable Corporation, for itself and as successor by merger to Superior Modular Products Incorporated, and Valley Bank (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 28, 2011).

4.17
Binding Letter of Renewal dated July 25, 2011 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated July 26, 2011).

4.18
Binding Letter of Renewal dated July 25, 2012 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated July 26, 2012).

4.19
Fourth Loan Modification Agreement dated July 25, 2011 by and between Optical Cable Corporation, for itself and as successor by merger to Superior Modular Products Incorporated, and Valley Bank (incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated July 26, 2011).

4.20
Fifth Loan Modification Agreement dated August 31, 2012 by and between Optical Cable Corporation, for itself and as successor by merger to Superior Modular Products Incorporated, and Valley Bank (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 31, 2012).

4.21
Commercial Note dated August 30, 2013 by and between Optical Cable Corporation and SunTrust Bank in the principal amount of $9,000,000 (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated September 3, 2013).

4.22
Agreement to Commercial Note dated August 30, 2013 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated September 3, 2013).

4.23
Addendum A to Commercial Note dated August 30, 2013 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated September 3, 2013).

4.24
Sixth Loan Modification Agreement dated August 30, 2013 by and between Optical Cable Corporation, for itself and as successor by merger to Superior Modular Products Incorporated, and Valley Bank (incorporated herein by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K dated September 3, 2013).

10.1*
Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Appendix B to the Company's definitive proxy statement on Form 14A filed February 23, 2005).

10.2*
Form of award agreement under the Optical Cable Corporation Amended 2004 Non-Employee Directors Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the period ended October 31, 2004 filed January 26, 2005).

10.3*	Optical Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the Company's definitive proxy statement on Form 14A filed February 23, 2005).

10.4*	Optical Cable Corporation 2011 Stock Incentive Plan (incorporated by reference to Appendix A to the Company's definitive proxy statement on Form 14A filed February 23, 2011).

10.5*	Optical Cable Corporation Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Appendix A to the Company's definitive proxy statement on Form 14A filed February 27, 2013).

10.6*
Form of time vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan, 2011 Stock Incentive Plan and Amended and Restated 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2006 filed June 14, 2006).

10.7*
Form of operational performance (Company financial performance measure) vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan, 2011 Stock Incentive Plan and Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2009 filed June 12, 2009).

10.8
Notice of Exercise of Warrant by the Company to purchase 98,741 shares of common stock of Applied Optical Systems, Inc. dated October 30, 2009 (incorporated herein by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.9
Stock Purchase Agreement dated October 31, 2009 by and among the Company, as buyer and G. Thomas Hazelton, Jr. and Daniel Roehrs as sellers (incorporated herein by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.10
Buy-Sell Agreement dated October 31, 2009, by and between G. Thomas Hazelton, Jr., as guarantor, and the Company (incorporated herein by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.11
Buy-Sell Agreement dated October 31, 2009, by and between Daniel Roehrs, as guarantor, and the Company (incorporated herein by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.12
Indemnification Agreement dated October 31, 2009, between the Company and Applied Optical Systems, Inc. (incorporated herein by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.13
Supplemental Agreement dated October 31, 2009, by and among the Company, as buyer, Applied Optical Systems, Inc., George T. Hazelton Family Trust, G. Thomas Hazelton, Jr., and Daniel Roehrs (incorporated herein by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.14
Termination Agreement dated October 31, 2009, by and among Applied Optical Systems, Inc., the Company, as lender, and G. Thomas Hazelton, Jr. and Daniel Roehrs (incorporated herein by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.15
Warrant Exercise Agreement between the Company and Applied Optical Systems, Inc. dated October 30, 2009 (incorporated herein by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010).

10.16
Redemption Agreement by and between Optical Cable Corporation and BB&T Capital Markets dated September 20, 2012 (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 21, 2012).

10.17*
Amended and Restated Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective April 11, 2011 (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed April 15, 2011).

10.18*
Amendment, effective December 18, 2012, to Amended and Restated Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective April 11, 2011 (incorporated herein by reference to Exhibit 10.16 of the Company's Quarterly Report on Form 10-Q for the period ended January 31, 2013 filed March 15, 2013).

10.19*
Amended and Restated Employment Agreement by and between Optical Cable Corporation and Tracy G. Smith effective April 11, 2011 (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 15, 2011).

10.20*
Amendment, effective December 18, 2012, to Amended and Restated Employment Agreement by and between Optical Cable Corporation and Tracy G. Smith effective April 11, 2011 (incorporated herein by reference to Exhibit 10.18 of the Company's Quarterly Report on Form 10-Q for the period ended January 31, 2013 filed March 15, 2013).

11.1	Statement regarding computation of per share earnings (incorporated by reference to note 8 of the Condensed Notes to Condensed Consolidated Financial Statements contained herein).

31.1	Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.2	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at July 31, 2013 and October 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended July 31, 2013 and 2012, (iii) Condensed Consolidated Statement of Shareholders’ Equity for the nine months ended July 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2013 and 2012, and (v) Condensed Notes to Condensed Consolidated Financial Statements. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.