Form 10-K
period 2013-10-31
OPTICAL CABLE CORP
filed 2013-12-20
CIK 1000230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
Form 10-K
 ________________________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2013
Commission File Number 0-27022
________________________________________________
OPTICAL CABLE CORPORATION
(Exact name of the registrant as specified in its charter)
________________________________________________

Virginia	54-1237042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5290 Concourse Drive, Roanoke, VA	24019
(Address of principal executive offices)	(Zip Code)
(540) 265-0690
(Registrant’s telephone number, including area code)
 ________________________________________________
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	Nasdaq Global Market
 ________________________________________________
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
Large accelerated filer    ☐    Accelerated filer   ☐    Non-accelerated filer   ☐    Smaller reporting company  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes   ☐    No  ☒
The aggregate market value of the registrant’s Common Stock, no par value, held by non-affiliates of the registrant (without admitting any person whose shares are not included in determining such value is an affiliate) as of April 30, 2013, the last business day of the Company’s most recent second quarter was $21,685,334 based upon the closing price of these shares as reported by the Nasdaq Global Market on April 30, 2013.
As of December 13, 2013, the Company had outstanding 6,563,962 common shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Annual Report filed as Exhibit 13.1 to this report on Form 10-K are incorporated by reference in Part II of this Form 10-K Report: “Corporate Information,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” and “Report of Independent Registered Public Accounting Firm.” In addition, portions of the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K Report: “Election of Directors,” “Beneficial Ownership of Securities,” “Compensation of Executive Officers,” “Compensation of Directors,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “Code of Ethics,” “Executive Compensation,” “Beneficial Ownership of Securities,” “Equity Compensation Plans Information,” “Certain Relationships and Related Transactions,” “Independent Registered Public Accounting Firm,” and “Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Registered Public Accounting Firm.”

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
Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) is a leading manufacturer of a broad range of fiber optic and copper data communication cabling and connectivity solutions primarily for the enterprise market, offering an integrated suite of high quality, warranted products which operate as a system solution or seamlessly integrate with other providers’ offerings. OCC’s product offerings include cabling and connectivity products designed for uses ranging from commercial, enterprise network, datacenter, residential and campus installations to customized products for specialty applications and harsh environments, including military, industrial, mining, petrochemical and broadcast applications. OCC products include fiber optic and copper cabling, fiber optic and copper connectors, specialty fiber optic and copper connectors, fiber optic and copper patch cords, pre-terminated fiber optic and copper cable assemblies, racks, cabinets, datacom enclosures, patch panels, face plates, multi-media boxes, wireless distributed antenna systems, fiber optic reels and accessories and other cable and connectivity management accessories, and are designed to meet the most demanding needs of end-users, delivering a high degree of reliability and outstanding performance characteristics.
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
OCC manufactures its fiber optic cables at its ISO 9001:2008 registered and MIL-STD-790F certified facility located in Roanoke, Virginia, its enterprise connectivity products at its ISO 9001:2008 registered facility located near Asheville, North Carolina, and its military and harsh environment connectivity products and systems at its ISO 9001:2008 registered and MIL-STD-790F certified facility located near Dallas, Texas.
The OCC team designs, develops and manufactures fiber optic cables for a broad range of commercial and specialty markets and applications. We refer to these products as our fiber optic cable offering.
The OCC team designs, develops and manufactures copper and fiber passive connectivity hardware components for use in the enterprise market, including a broad range of commercial and residential applications. We refer to these products as our enterprise connectivity product offering.
The OCC team designs, develops and manufactures a broad range of specialty fiber optic connectors and connectivity solutions primarily for use in military and other harsh environment applications. We refer to these products as our applied interconnect systems product offering. OCC markets and sells our applied interconnect systems product offering through our wholly owned subsidiary Applied Optical Systems, Inc. (“AOS”) under the names Optical Cable Corporation and OCC by the efforts of our integrated OCC sales team.
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
Optical Cable Corporation, OCC®, Procyon®, Superior Modular Products, SMP Data Communications, Applied Optical Systems, and associated logos are trademarks of Optical Cable Corporation.
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
Our product line is diverse and versatile, in keeping with evolving application needs of customers within our markets. Our tight-buffered fiber optic cables address a wide range of needs for the enterprise market (or non-carrier market) ranging from commercial, enterprise network, data center, residential and campus installations, as well as the needs for the specialty and harsh environment markets including military, industrial, mining and broadcast applications, and to a lesser extent the access market. We believe that we offer the most comprehensive tight-buffered fiber optic cable product offering for the enterprise market.
We produce fiber optic cables for specialized installations, including various hybrid and composite cables and cables with specialty fibers. We can armor fiber optic cables for additional protection in certain installations. We offer cables suitable for underground or overhead installations. For overhead installations, we offer several self-supporting fiber optic cables including aerial messenger cables which feature self-supporting construction. We have fiber optic cables available in various flammability ratings. We offer cables combining different types of optical fiber and/or copper wires, with copper wires being used as power feeds or to facilitate the transition from copper wire to optical fiber-based systems without further installation of fiber optic cables. Our composite cables include a line of security cables which combine copper power feeds with optical fiber in the cables making them particularly well suited for surveillance cameras and other specialty applications. We also offer specialty fiber optic cables, such as for use in military ground tactical, industrial (including tray cables), mining, deployable broadcast, oil and gas, festoon, pierside and high density datacenter applications. Our product offering further includes fiber optic cables complying with or certified to various standards for specialty applications, such as: U.S. Department of Defense MIL-PRF-85045/8A and U.K. Ministry of Defence Def-Stan 60-1, Part 3 qualifications for military ground tactical fiber optic cable; Det Norske Veritas (DNV) type approval certificate for marine shipboard and offshore platform applications; U.S. Mine Safety and Health Administration (MSHA) approval for use in mines; and American Bureau of Shipping (ABS) type approved cables. We also offer our customers a variety of customized constructions to meet their specific communication needs.
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

The following paragraphs summarize the major types of fiber optic and copper passive enterprise connectivity products and their attributes; however, we produce many other types of connectivity products as well:
Fiber Optic Connectivity Products. Our fiber optic connectivity products provide customers a comprehensive line of fiber optic system solutions for the equipment room, the telecommunications closet, the datacenter and the workstation. Our product offering includes fiber optic wall mount, cabinet mount and rack mount enclosures, pre-terminated fiber optic enclosures, fiber optic connectors, splice trays, fiber optic jumpers, plug and play cassette modules, pre-terminated fiber optic cable assemblies, adapters, and accessories.
Copper Connectivity Products. OCC’s copper enterprise connectivity products offer customers a comprehensive line of copper system solutions and line of component compliant products necessary for high speed data and voice applications in the datacenter, the telecommunications closet, the equipment room and at the workstation. Our product offering includes: category compliant patch panels, jacks (standard keystone or proprietary bezel configuration), plugs, patch cords, faceplates, surface mounted boxes, distribution and multi-media boxes, copper rack mount and wall mount enclosures, cable assemblies, cable organizers, and other wiring products. OCC provides products compliant with Category 6A, 6 and 5e standards in both shielded and unshielded offerings. OCC pioneered the required technology for high performance twisted pair cabling and RJ45 connectivity applications to Ethernet, holding multiple patents for electrical performance and usability features.
Cabinets, Racks and Enclosures. We offer a wide array of high-performance network, data storage and telecommunications management systems for commercial and residential use. Our product line includes data cabinets, wall-mount enclosures, horizontal and vertical cable management systems and open frame relay racks. These products meet the demands of all network segments including LAN, WAN, Metro co-location, POPs and Gateways. Our products serve the equipment, cross-connect and termination needs for copper, fiber optic and coaxial multi-media applications.
Residential Products. Our product offering includes a comprehensive line of datacom wiring products comprised of various enclosures, modules and modular outlets designed for single dwelling and multiple dwelling residential use. By utilizing our products, customers obtain a convenient method for networking, customizing, distributing and managing services in the home including voice, data, video, audio and security.
Wireless Systems. OCC’s Cellular Distribution System® (“CDS”) is a distributed antenna system designed for in-building enhancement of wireless communications signals. The core technology for CDS functions to eliminate localized in-building dead zones and to improve data rates for 4G smart phone and legacy mobile users. The CDS product provides transport of wireless signals into and out of a building through the use of a donor antenna architecture. The product set is intended to apply structured cabling concepts in an easy to install design to support wireless communications for those customers involved in the structured cabling and communication markets.
Further information regarding OCC’s enterprise connectivity products is available at www.occfiber.com.
Applied Interconnect Systems Products
We design, manufacture, market and sell specialty fiber optic connectors and connectivity components, certain ruggedized copper datacom connectors, and related deployable systems and solutions for the military and harsh environment applications. For deployable applications, we manufacture a full range of tactical fiber optic connectors that conform to U.S. Department of Defense standards, such as MIL-PRF-29504, MIL-C-83522, MIL-DTL-83526, NAVSEA 7379171, NAVSEA 7379172. In addition to military specified products, we also manufacture commercial grade versions of cylindrical connector products including EZ-MATE™, MHC®-II and F-LINK™. Many of our products utilize a hermaphroditic design that allows for concatenation of assemblies without regard to connector gender. This design allows for quick and easy deployment and retrieval. To provide more comprehensive interconnect solutions, we designed and developed a complete family of lightweight reels and accessories. We manufacture cylindrical connector product for fixed fiber optic or applications requiring optical fiber and copper connections in the same connector. We fabricate a wide variety of simplex, duplex and multi-channel fiber optic assemblies for uses as varied as mining, oil & gas, petrochemical, broadcast, industrial and military applications. Our product offering also includes a full product line of ruggedized RJ-45 connectors.
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
Compliance with Environmental Laws
We are not aware of any material violations at our facilities of any local, state or federal environmental laws. We have not incurred any material expenditures related to environmental compliance during our 2013 fiscal year. We believe that we have materially complied with all applicable environmental regulations.
Research and Development Activities
Research and development costs totaled $1.4 million, $1.3 million and $1.1 million for the fiscal years ended October 31, 2013, 2012 and 2011, respectively. Our research and development costs related to work performed in connection with our enterprise connectivity product lines. The product development work with respect to our fiber optic cable products and our applied interconnect systems products is generally performed in response to customer product development requests and is characterized as engineering expense allocated to costs of goods sold and selling, general and administrative expenses, rather than characterized as research and development costs.
Customers
We have a global customer base, selling in over 50 countries in fiscal year 2013. The following is a partial list of representative types of end-users of our fiber optic cables and copper and fiber optic connectivity products:

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

•
Industrial and Manufacturing Facilities. Industrial and manufacturing facilities typically have a more severe environment (often with heavy electrical equipment) than other types of businesses. Our fiber optic cable and connectivity products in these environments offer ruggedness, immunity to electrical noise, high information carrying capacity and greater distance capability. Such facilities also have need for our copper cabling and connectivity products. Our products are installed in automotive assembly plants, steel plants, chemical and drug facilities, petrochemical facilities and petroleum refineries, mines and other similar environments.

•
Cable Assembly Houses. Cable assembly houses typically manufacture cable assemblies, which are short lengths of cable pre-terminated with connectors. Supporting virtually all segments of the market, these manufacturers consume large quantities of cables and connectivity products. Products sold to customers in this market sometimes may be privately labeled.

•
Military. Our core fiber optic cable technologies enable us to develop and efficiently produce fiber optic cables for military tactical applications that survive extreme mechanical and environmental conditions. We are certified by both the United States Department of Defense (“U.S. DoD”) and the United Kingdom Ministry of Defence as a qualified supplier of ground tactical fiber optic cable. Both our Roanoke and Dallas manufacturing facilities have also been certified by the U.S. DoD as MIL-STD-790F facilities, one of the most respected certifications in the defense industry. We also supply the U.S. DoD with tactical fiber optic cable assemblies, which we sell as fiber optic cables connectorized with qualified military connectors on military reels ready for deployment.

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
Employees
As of October 31, 2013, we employed a total of 376 persons (excluding independent sales representatives and firms and employees of Centric Solutions). None of our employees is represented by a labor union. We have experienced no work stoppages and we continue to take steps we believe appropriate to ensure our employee relations are good.

Item 1A.	RISK FACTORS
Not required for a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended.
Certain risk factors that may adversely affect the Company, the Company’s future results of operations and future financial condition, and future market valuation of the Company are mentioned under “Forward-Looking Information” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report for the fiscal year ended October 31, 2013 (filed as Exhibit 13.1 to this report on Form 10-K), and in our Quarterly Reports on Form 10-Q. Such disclosures do not purport to fully comply with the requirements set forth in Item 1A of the Annual Report on Form 10-K.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
We own our facility located in Roanoke County, Virginia, and the land on which our Roanoke facility is located. Our Roanoke facility primarily houses our corporate headquarters, our fiber optic cable manufacturing operations, our fiber optic cable product development function and our fiber optic cable warehouse. Our Roanoke facility is situated on approximately 23 acres of land near the Roanoke, Virginia airport and major trucking company facilities. Our Roanoke facility building is approximately 146,000 square feet.
We own our facility near Asheville, North Carolina (in Swannanoa, North Carolina) and the land on which our Asheville facility is located. Our Asheville facility primarily houses administrative offices, our enterprise connectivity manufacturing operations, our enterprise connectivity product development function and our enterprise connectivity warehouse. Our Asheville facility is situated on approximately 13 acres of land located east of Asheville, North Carolina. The Asheville facility includes two buildings totaling approximately 64,000 square feet.
We lease our facility near Dallas, Texas (in Plano, Texas). Our Dallas facility primarily houses administrative offices, our applied interconnect systems manufacturing operations, our applied interconnect systems product development function and our applied interconnect systems warehouse. Our Dallas facility is located in an industrial complex of suites. The space leased is approximately 34,000 square feet.
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
The information pertaining to shareholders beneficially owning more than five percent of the Company’s common stock and the security ownership of management, which is set forth under the caption “Beneficial Ownership of Securities” in the Proxy Statement for the 2014 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.
Issuer Purchases of Equity Securities

The Company has a plan, approved by its Board of Directors on September 20, 2012, to purchase and retire up to 320,000 shares of the Company’s common stock, or approximately 4.9% of the shares then outstanding. The Company anticipates that the purchases will be made over a 12- to 24-month period unless the entire number of shares expected to be purchased under the plan is sooner acquired. For the three-month period ended October 31, 2013, the Company did not repurchase and retire any shares of its outstanding common stock and had 123,500 shares remaining to purchase under this plan.
The information contained under the caption “Corporate Information” of our Annual Report for the fiscal year ended October 31, 2013, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 6.	SELECTED FINANCIAL DATA
Not required for a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for the fiscal year ended October 31, 2013, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of October 31, 2013, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information contained under the captions “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” and “Report of Independent Registered Public Accounting Firm” of our Annual Report for the fiscal year ended October 31, 2013, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in our accountants and we did not have any disagreements with our accountants on any accounting matter or financial disclosure made during our fiscal year ended October 31, 2013.

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
As of October 31, 2013, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer (principal accounting officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2013.
Management’s Annual Report on Internal Control Over Financial Reporting.
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
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
Management conducted an evaluation of the design and effectiveness of the Company’s system of internal control over financial reporting as of October 31, 2013, based on the framework set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of October 31, 2013, the Company’s internal control over financial reporting was effective.
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
For information with respect to the Directors of the registrant, see “Election of Directors,” “Directors,” and “Executive Officers” in the Proxy Statement for the 2014 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.
For information with respect to the executive officers of the registrant, see “Executive Officers” in the Proxy Statement for the 2014 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.
The information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, which is set forth under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement for the 2014 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.
The information concerning the Company’s code of ethics that applies to the Company’s principal executive officer and the Company’s senior financial officers required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Code of Ethics.”

Item 11.	EXECUTIVE COMPENSATION
The information set forth under the captions “Executive Compensation,” and “Director Compensation” in the Proxy Statement for the 2014 Annual Meeting of Shareholders of the Company is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans:
2011 Amended Stock Incentive Plan	594,518	shares	$—	394,972	shares
2004 Non-employee Directors Stock Plan	—	shares	$—	29,424	shares
Total	594,518	shares	$—	424,396	shares

(1)	Includes restricted shares that are issued and outstanding, but have not yet vested and are subject to forfeiture.

The term “shares” in the table above means our common shares.
The information concerning stock ownership by directors, executive officers and shareholders beneficially owning more than five percent of the Company’s common stock, which is set forth under the caption “Beneficial Ownership of Securities” in the Proxy Statement for the 2014 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.
The information concerning securities authorized for issuance under equity compensation plans required by this Item, pursuant to Item 201(d) of Regulation S-K, is incorporated by reference to the Company’s Proxy Statement under the heading “Equity Compensation Plans Information.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information with respect to certain transactions with management of the Company, which is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement for the 2014 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information with respect to certain principal accountant fees and services, which is set forth under the caption “Independent Registered Public Accounting Firm” in the Proxy Statement for the 2014 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.
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

PART IV
Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) List of documents filed as part of this report:

1.
Financial statements: The Company’s consolidated financial statements and related notes thereto are hereby incorporated by reference to pages 16 to 35 of the Company’s Annual Report filed as Exhibit 13.1 to this Form 10-K.

2.	Financial statement schedules: All schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes thereto.
3.Exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K are as follows:

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

4.23
Addendum to Commercial Note dated August 30, 2013 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated September 3, 2013).

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

10.7*
Form of operational performance (Company financial performance measure) vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan, 2011 Stock Incentive Plan and Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2009 filed June 12, 2009).

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

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended October 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of October 31, 2013 and 2012, (ii) Consolidated Statements of Operations for the years ended October 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended October 31, 2013, 2012 and 2011, and (v) Notes to Consolidated Financial Statements. FILED HEREWITH.

_________________________

*	Management contract or compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTICAL CABLE CORPORATION

Date:	December 20, 2013	By:	/S/ NEIL D. WILKIN, JR.
Neil D. Wilkin, Jr. Chairman of the Board of Directors, President and Chief Executive Officer

Date:	December 20, 2013	By:	/S/ TRACY G. SMITH
Tracy G. Smith Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 20, 2013.

Date:	December 20, 2013	/S/ NEIL D. WILKIN, JR.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date:	December 20, 2013	/S/ RANDALL H. FRAZIER
Randall H. Frazier Director

Date:	December 20, 2013	/S/ JOHN M. HOLLAND
John M. Holland Director

Date:	December 20, 2013	/S/ CRAIG H. WEBER
Craig H. Weber Director

Date:	December 20, 2013	/S/ JOHN B. WILLIAMSON, III
John B. Williamson, III Director