Form 10-Q
period 2014-01-31
OPTICAL CABLE CORP
filed 2014-03-17
CIK 1000230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 7, 2014, 6,572,871 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION
Form 10-Q Index
Three Months Ended January 31, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
OPTICAL CABLE CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	January 31, 2014	October 31, 2013
Current assets:
Cash	$726,562	$750,303
Trade accounts receivable, net of allowance for doubtful accounts of $66,818 at January 31, 2014 and $74,073 at October 31, 2013	8,705,466	9,951,970
Other receivables	140,930	225,016
Income taxes refundable	886,247	590,569
Inventories	19,212,037	18,234,279
Prepaid expenses	533,346	331,141
Deferred income taxes – current	1,708,632	1,726,695
Total current assets	31,913,220	31,809,973
Property and equipment, net	12,656,107	12,827,198
Intangible assets, net	352,607	340,807
Deferred income taxes – noncurrent	149,955	161,063
Other assets, net	237,956	275,858
Total assets	$45,309,845	$45,414,899
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$261,447	$258,628
Accounts payable and accrued expenses	4,105,651	3,267,812
Accrued compensation and payroll taxes	1,415,275	1,297,591
Total current liabilities	5,782,373	4,824,031
Note payable to bank	2,000,000	2,500,000
Long-term debt, excluding current installments	7,431,288	7,497,042
Deferred income taxes - noncurrent	90,353	83,158
Other noncurrent liabilities	883,506	950,952
Total liabilities	16,187,520	15,855,183
Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 6,547,871 shares at January 31, 2014 and 6,570,734 at October 31, 2013	8,816,869	8,679,435
Retained earnings	20,975,949	21,519,238
Total shareholders’ equity attributable to Optical Cable Corporation	29,792,818	30,198,673
Noncontrolling interest	(670,493)	(638,957)
Total shareholders’ equity	29,122,325	29,559,716
Commitments and contingencies
Total liabilities and shareholders’ equity	$45,309,845	$45,414,899
See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	January 31,
	2014	2013
Net sales	$16,534,930	$17,295,453
Cost of goods sold	11,127,268	10,771,514
Gross profit	5,407,662	6,523,939
Selling, general and administrative expenses	6,045,635	6,188,635
Royalty expense, net	29,502	48,317
Amortization of intangible assets	9,290	23,224
Income (loss) from operations	(676,765)	263,763
Other expense, net:
Interest expense	(112,929)	(107,598)
Other, net	22,221	(4,671)
Other expense, net	(90,708)	(112,269)
Income (loss) before income taxes	(767,473)	151,494
Income tax expense (benefit)	(323,801)	40,262
Net income (loss)	$(443,672)	$111,232
Net loss attributable to noncontrolling interest	(31,536)	(18,588)
Net income (loss) attributable to OCC	$(412,136)	$129,820
Net income (loss) attributable to OCC per share: Basic and diluted	$(0.07)	$0.02
Cash dividends declared per common share	$0.02	$0.02
See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Three Months Ended January 31, 2014
	Common Stock		Retained Earnings	Total Shareholders’ Equity Attributable to OCC	Noncontrolling Interest	Total Shareholders’ Equity
	Shares	Amount
Balances at October 31, 2013	6,570,734	$8,679,435	$21,519,238	$30,198,673	$(638,957)	$29,559,716
Share-based compensation, net	(22,863)	134,135	—	134,135	—	134,135
Common stock dividends declared, $0.02 per share	—	—	(131,153)	(131,153)	—	(131,153)
Excess tax benefits from share-based compensation	—	3,299	—	3,299	—	3,299
Net loss	—	—	(412,136)	(412,136)	(31,536)	(443,672)
Balances at January 31, 2014	6,547,871	$8,816,869	$20,975,949	$29,792,818	$(670,493)	$29,122,325
See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	January 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(443,672)	$111,232
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	478,576	495,112
Bad debt recovery	(7,255)	(7,095)
Deferred income tax expense	36,366	42,871
Share-based compensation expense	155,412	336,798
Impact of excess tax benefits from share-based compensation	(3,299)	(40,205)
Loss on sale of property and equipment	990	—
(Increase) decrease in:
Trade accounts receivable	1,253,759	3,400,146
Other receivables	84,086	114,911
Income taxes refundable	(292,379)	(19,425)
Inventories	(977,758)	(995,794)
Prepaid expenses	(202,205)	(26,113)
Increase (decrease) in:
Accounts payable and accrued expenses	792,524	193,907
Accrued compensation and payroll taxes	117,684	(2,075,733)
Income taxes payable	—	17,268
Other noncurrent liabilities	(77,714)	(35,371)
Net cash provided by operating activities	915,115	1,512,509
Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(205,335)	(1,487,958)
Investment in intangible assets	(21,090)	(36,230)
Net cash used in investing activities	(226,425)	(1,524,188)
Cash flows from financing activities:
Payroll taxes withheld and remitted on share-based payments	(21,277)	(287,151)
Proceeds from note payable to bank	—	2,300,000
Principal payments on long-term debt and note payable to bank	(562,935)	(1,360,232)
Repurchase of common stock	—	(543,420)
Impact of excess tax benefits from share-based compensation	3,299	40,205
Common stock dividends paid	(131,518)	(222,429)
Net cash used in financing activities	(712,431)	(73,027)
Net decrease in cash	(23,741)	(84,706)
Cash at beginning of period	750,303	591,038
Cash at end of period	$726,562	$506,332
See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Three Months Ended January 31, 2014
(Unaudited)

(1)	General
The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2014 are not necessarily indicative of the results for the fiscal year ending October 31, 2014 because the following items, among other things, may impact those results: changes in market conditions, seasonality, changes in technology, competitive conditions, ability of management to execute its business plans, as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2013 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

(2)	Stock Incentive Plans and Other Share-Based Compensation
As of January 31, 2014, there were approximately 418,000 remaining shares available for grant under the Optical Cable Corporation Amended and Restated 2011 Stock Incentive Plan ("Amended 2011 Plan").
Share-based compensation expense for employees and non-employee Directors recognized in the condensed consolidated statements of income for the three months ended January 31, 2014 and 2013 was $155,412 and $336,798, respectively, and was entirely related to expense recognized in connection with the vesting of restricted stock awards.
Restricted Stock Awards
The Company has granted, and anticipates granting from time to time, restricted stock awards subject to approval by the Compensation Committee of the Board of Directors.
Restricted stock award activity during the three months ended January 31, 2014 consisted of 22,863 restricted shares forfeited or withheld for taxes in connection with the vesting of restricted shares.
As of January 31, 2014, the maximum amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will have to recognize over a 3.2 year weighted-average period is approximately $2.0 million.

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable
A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the three months ended January 31, 2014 and 2013 follows:

	Three Months Ended
	January 31,
	2014	2013
Balance at beginning of period	$74,073	$92,148
Bad debt recovery	(7,255)	(7,095)
Losses charged to allowance	—	387
Balance at end of period	$66,818	$85,440

(4)	Inventories
Inventories as of January 31, 2014 and October 31, 2013 consist of the following:

	January 31, 2014	October 31, 2013
Finished goods	$5,858,984	$5,569,539
Work in process	3,705,894	3,617,124
Raw materials	9,411,923	8,828,072
Production supplies	235,236	219,544
Total	$19,212,037	$18,234,279

(5)	Product Warranties
As of January 31, 2014 and October 31, 2013, the Company’s accrual for estimated product warranty claims totaled $160,000 and $190,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense for the three months ended January 31, 2014 totaled $20,539. Warranty claims recovery for the three months ended January 31, 2013 totaled $9,656.

The following table summarizes the changes in the Company’s accrual for product warranties during the three months ended January 31, 2014 and 2013:

	Three Months Ended January 31,
	2014	2013
Balance at beginning of period	$190,000	$250,000
Liabilities accrued for warranties issued during the period	104,777	139,834
Warranty claims and costs paid during the period	(50,539)	(30,344)
Changes in liability for pre-existing warranties during the period	(84,238)	(149,490)
Balance at end of period	$160,000	$210,000

(6)	Long-term Debt and Note Payable to Bank
The Company has credit facilities consisting of a real estate term loan, as amended (the “Virginia Real Estate Loan”), a supplemental real estate term loan, as amended (the “North Carolina Real Estate Loan”) and a revolving credit facility, as amended (the “Commercial Loan”).
Both the Virginia Real Estate Loan and the North Carolina Real Estate Loan are with Valley Bank, have a fixed interest rate of 4.25% and are secured by a first priority lien on all of the Company's personal property and assets, except for the Company's inventory, accounts, general intangibles, deposit accounts, instruments, investment property, letter of credit rights, commercial tort claims, documents and chattel paper, as well as a first lien deed of trust on the Company's real property.

Long-term debt as of January 31, 2014 and October 31, 2013 consists of the following:

	January 31, 2014	October 31, 2013
Virginia Real Estate Loan ($6.5 million original principal) payable in monthly installments of $36,426, including interest (at 4.25%), with final payment of $4,858,220 due April 30, 2018	$5,721,142	$5,767,947
North Carolina Real Estate Loan ($2.24 million original principal) payable in monthly installments of $12,553, including interest (at 4.25%), with final payment of $1,674,217 due April 30, 2018	1,971,593	1,987,723
Total long-term debt	7,692,735	7,755,670
Less current installments	261,447	258,628
Long-term debt, excluding current installments	$7,431,288	$7,497,042
The Commercial Loan provides the Company with a revolving line of credit for the working capital needs of the Company. Under the terms of the Commercial Loan, the Company may borrow an aggregate principal amount at any one time outstanding not to exceed the lesser of (i) $9.0 million, or (ii) the sum of 85% of certain receivables aged 90 days or less plus 35% of the lesser of $1.0 million or certain foreign receivables plus 25% of certain raw materials inventory. Within the revolving loan limit of the new Commercial Loan, the Company may borrow, repay and reborrow, at any time from time to time until August 31, 2015, the extended maturity date of the new Commercial Loan.
Advances under the Commercial Loan accrue interest at LIBOR plus 2.2% (resulting in a 2.37% rate at January 31, 2014). Accrued interest on the outstanding principal balance is due on the first day of each month, with all then outstanding principal, interest, fees and costs due at the Commercial Loan maturity date of August 31, 2015.
The Commercial Loan is secured by a first priority lien on all of the Company’s inventory, accounts, general intangibles, deposit accounts, instruments, investment property, letter of credit rights, commercial tort claims, documents and chattel paper.
As of January 31, 2014, the Company had $2.0 million of outstanding borrowings on its Commercial Loan and $6.6 million in available credit. As of October 31, 2013, the Company had outstanding borrowings of $2.5 million on its Commercial Loan and $6.5 million in available credit.

(7)	Fair Value Measurements
The carrying amounts reported in the condensed consolidated balance sheets as of January 31, 2014 and October 31, 2013 for cash, trade accounts receivable, other receivables and accounts payable and accrued expenses, including accrued compensation and payroll taxes, approximate fair value because of the short maturity of these instruments. The carrying values of the Company’s note payable to bank and long-term debt approximate fair value based on similar long-term debt issues available to the Company as of January 31, 2014 and October 31, 2013. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

	Three months ended January 31,
	2014	2013
Net income (loss) attributable to OCC (numerator)	$(412,136)	$129,820
Shares (denominator)	6,014,075	6,309,421
Basic and diluted net income (loss) per share	$(0.07)	$0.02
There were no stock options that could potentially dilute net income (loss) per share in the future that were not included in the computation of diluted net income (loss) per share for the three months ended January 31, 2013.
Unvested shares as of January 31, 2014 totaling 548,969 were not included in the computation of basic and diluted net loss per share for the three months ended January 31, 2014 (because to include such shares would have been antidilutive, or in other words, to do so would have reduced the net loss per share for that period).

(9)	Shareholders’ Equity
The Company has a plan, approved by its Board of Directors on September 20, 2012, to purchase and retire up to 320,000 shares of the Company’s common stock, or approximately 4.9% of the shares then outstanding. The Company anticipates that the purchases will be made over a 12- to 24-month period unless the entire number of shares expected to be purchased under the plan is sooner acquired. As of January 31, 2014, the Company had 123,500 shares of its outstanding common stock remaining to purchase under this plan.
On January 15, 2014, the Company declared a quarterly cash dividend of $0.02 per share on its common stock totaling $131,153. This amount is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of January 31, 2014.

(10)	Segment Information and Business and Credit Concentrations
The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of January 31, 2014 and October 31, 2013 have been adequately provided for in the condensed consolidated financial statements.
No single customer accounted for more than 10% of the Company's consolidated net sales during the three months ended January 31, 2014 and 2013.
For the three months ended January 31, 2014 and 2013, approximately 73% and 66%, respectively, of consolidated net sales were from customers in the United States, and approximately 27% and 34%, respectively, were from customers outside of the United States.
The Company has a single reportable segment for purposes of segment reporting, exclusive of Centric Solutions LLC (“Centric Solutions”). For the three months ended January 31, 2014 and 2013, Centric Solutions generated revenues, net of intercompany sales, totaling $189,814 and $253,522, respectively, and operating losses of $131,839 and $77,710, respectively. Total assets of Centric Solutions of approximately $215,201 (net of intercompany amounts) are included in the total consolidated assets of the Company as of January 31, 2014.

(11)	Contingencies
From time to time, the Company is involved in various claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

(12)	New Accounting Standards Not Yet Adopted
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The amendments in ASU 2013-11 clarify that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, then the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013, with early adoption permitted. The adoption of ASU 2013-11 is not expected to have a material impact on the Company's results of operations, financial position or liquidity or its related financial statement disclosures.
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
Summary of Company Performance for First Quarter 2014

•	Consolidated net sales for the first quarter of fiscal year 2014 were $16.5 million, down 4.4% when compared to net sales of $17.3 million for the same period last year.

•	Gross profit decreased 17.1% to $5.4 million for the first quarter of fiscal year 2014 compared to $6.5 million for the same period last year.

•	Gross profit margin (gross profit as a percentage of net sales) decreased to 32.7% during the first quarter of fiscal year 2014, compared to 37.7% during the same period last year.

•
We reported a net loss attributable to OCC of $412,000 or $0.07, per share during the first quarter of fiscal year 2014, compared to net income attributable to OCC of $130,000, or $0.02 per share, for the comparable period last year.

•	OCC generated $915,000 of cash flow from operating activities during the first quarter of fiscal year 2014.

•
OCC continued to provide returns to shareholders in the form of a quarterly dividend during the first quarter of fiscal year 2014. OCC's current regular quarterly dividend rate is $0.02 per share per quarter, implying an annual dividend rate of $0.08 per share.

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
Amortization of intangible assets consists primarily of the amortization of developed technology acquired in the acquisition of Superior Modular Products Incorporated, doing business as SMP Data Communications ("SMP Data Communications" or "SMP") on May 30, 2008 (these assets were fully amortized by the end of fiscal year 2013) and the amortization of intellectual property and customer list acquired in the acquisition of AOS on October 31, 2009. Amortization of intangible assets is calculated using an accelerated method and the straight line method over the estimated useful lives of the intangible assets.
Other income (expense), net consists of interest expense and other miscellaneous income and expense items not directly attributable to our operations.
The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended January 31,		Percent Change
	2014	2013
Net sales	$16,535,000	$17,295,000	(4.4)%
Gross profit	5,408,000	6,524,000	(17.1)%
SG&A expenses	6,046,000	6,189,000	(2.3)%
Net income (loss) attributable to OCC	(412,000)	130,000	(417.5)%

Three Months Ended January 31, 2014 and 2013
Net Sales
Consolidated net sales for the first quarter of fiscal year 2014 decreased 4.4% to $16.5 million compared to net sales of $17.3 million for the same period last year. We experienced an increase in net sales in our commercial markets in the first quarter of fiscal year 2014 compared to the same period last year, but this increase was offset by decreases in net sales in our specialty markets.
Net sales to customers in the United States increased 5.7% in the first quarter of fiscal year 2014, compared to the same period last year, while net sales to customers outside of the United States decreased 24.2%.
Subsequent to the end of the first quarter of this year, we have seen an increase in our sales order backlog/forward load—particularly for our fiber optic cable products. Generally, OCC's consolidated sales order backlog/forward load varies throughout the year between approximately 3 to 4 weeks of net sales, or approximately $4 million to $6 million. At the end of February 2014, our sales order backlog/forward load was $8.1 million, or approximately 5 to 6 weeks of net sales (on a trailing 12 month basis). As a result of our elevated sales order backlog/forward load, at this time, we believe it is likely we will see a positive impact on net sales during the second quarter of fiscal year 2014, when compared to net sales reported in the first quarter of fiscal year 2014.
Gross Profit
Our gross profit decreased 17.1% to $5.4 million in the first quarter of fiscal year 2014, compared to $6.5 million in the first quarter of fiscal year 2013. Gross profit margin, or gross profit as a percentage of net sales, decreased to 32.7% in the first quarter of fiscal year 2014 from 37.7% in the first quarter of fiscal year 2013.
Gross profit margin in the first quarter of fiscal year 2014 was negatively impacted by lower net sales, as certain fixed manufacturing costs were spread over lower sales. Furthermore, our gross profit percentages are heavily dependent upon product mix on a quarterly basis and may vary based on both anticipated and unanticipated changes in product mix.
Selling, General, and Administrative Expenses
SG&A expenses decreased 2.3% to $6.0 million during the first quarter of fiscal year 2014, compared to $6.2 million for the same period last year. SG&A expenses as a percentage of net sales were 36.6% in the first quarter of fiscal year 2014 compared to 35.8% in the first quarter of fiscal year 2013.
The decrease in SG&A expenses during the first quarter of fiscal year 2014 compared to the same period last year was primarily due to decreased shipping costs and marketing related expenses. Shipping costs have decreased when comparing the first quarter of fiscal 2014 to the comparable period in fiscal year 2013 largely as a result of the decrease in net sales. Marketing related expenses decreased primarily due to the timing of trade shows and other promotional activities.

Royalty Income (Expense), Net
We recognized royalty expense, net of royalty income, totaling $30,000 during the first quarter of fiscal year 2014, compared to $48,000 during the first quarter of fiscal year 2013. We expect the trend of royalty expense largely or completely offsetting royalty income to continue in fiscal year 2014.

Amortization of Intangible Assets
We recognized $9,000 of amortization expense, associated with intangible assets, for the first quarter of fiscal year 2014, compared to amortization expense of $23,000 during the first quarter of fiscal year 2013. The decrease in amortization expense, when comparing the two periods, is primarily due to the fact that the purchased developed technology asset, acquired in connection with the acquisition of SMP Data Communications in 2008, was fully amortized during fiscal year 2013.

Other Expense, Net
We recognized other expense, net in the first quarter of fiscal year 2014 of $91,000 compared to $112,000 in the first quarter of fiscal year 2013. Other expense, net is comprised of interest expense and other miscellaneous items which may fluctuate from period to period.

Income (Loss) Before Income Taxes
We reported a loss before income taxes of $767,000 for the first quarter of fiscal year 2014 compared to income before income taxes of $151,000 for the first quarter of fiscal year 2013. This change was primarily due to the decrease in gross profit of $1.1 million in the first quarter of fiscal year 2014, partially offset by the decrease in SG&A expenses of $143,000, compared to the same period in 2013.

Income Tax Expense (Benefit)
Income tax benefit totaled $324,000 in the first quarter of fiscal year 2014 compared to income tax expense of $40,000 for the same period in fiscal year 2013. Our effective tax rate for the first quarter of fiscal year 2014 was 42.2% compared to 26.6% for the first quarter of fiscal year 2013.
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

Net Income (Loss)
Net loss attributable to OCC for the first quarter of fiscal year 2014 was $412,000 compared to net income attributable to OCC of $130,000 for the first quarter of fiscal year 2013. This change was due primarily to the decrease in income before income taxes of $919,000, partially offset by the decrease in income taxes of $364,000, in the first quarter of fiscal year 2014, compared to the same period in fiscal year 2013.
Financial Condition
Total assets decreased $105,000, or less than 1.0%, to $45.3 million at January 31, 2014, from $45.4 million at October 31, 2013. This decrease was primarily due to a $1.2 million decrease in trade accounts receivable, net, partially offset by a $978,000 increase in inventories. The decrease in trade accounts receivable, net largely resulted from the decrease in net sales in the first quarter of fiscal year 2014 when compared to the fourth quarter of fiscal year 2013, as well as the timing of receipts of payments during the quarter and continued efforts to manage collections. The increase in inventories is largely due to the timing of certain raw material purchases.
Total liabilities increased $332,000, or 2.1%, to $16.2 million at January 31, 2014, from $15.9 million at October 31, 2013. The increase in total liabilities was primarily due to an increase in accounts payable and accrued expenses totaling $838,000 largely due to the timing of certain raw material purchases when comparing the two periods, partially offset by a $500,000 decrease in note payable to bank under our revolving line of credit.
Total shareholders’ equity attributable to OCC at January 31, 2014 decreased $406,000 in the first quarter of fiscal year 2014. The decrease resulted from a net loss attributable to OCC of $412,000 and dividends declared of $131,000, partially offset by share-based compensation, net of $134,000.
Liquidity and Capital Resources
Our primary capital needs during the first quarter of fiscal year 2014 have been to fund working capital requirements, repay $500,000 of prior advances under our revolving credit facility and capital expenditures. Our primary source of capital for these purposes has been existing cash and cash provided by operations. As of January 31, 2014 and October 31, 2013, we had outstanding loan balances under our revolving credit facility totaling $2.0 million and $2.5 million, respectively. As of January 31, 2014 and October 31, 2013, we had outstanding loan balances, excluding our revolving credit facility, totaling $7.7 million and $7.8 million, respectively.
Our cash totaled $727,000 as of January 31, 2014, a decrease of $24,000, compared to $750,000 as of October 31, 2013. The decrease in cash for the three months ended January 31, 2014 resulted primarily from capital expenditures totaling $205,000 and net cash used in financing activities totaling $712,000, partially offset by net cash provided by operating activities of $915,000.
On January 31, 2014, we had working capital of $26.1 million compared to $27.0 million on October 31, 2013. The ratio of current assets to current liabilities as of January 31, 2014 was 5.5 to 1 compared to 6.6 to 1 as of October 31, 2013. The decrease in working capital and in the current ratio was primarily due to the $1.2 million decrease in trade accounts receivable, net and the $838,000 increase in accounts payable and accrued expenses, partially offset by the $978,000 increase in inventories.

Net Cash
Net cash provided by operating activities was $915,000 in the first quarter of fiscal year 2014, compared to $1.5 million in the first quarter of fiscal year 2013. Net cash provided by operating activities during the first quarter of fiscal year 2014 primarily resulted from certain adjustments to reconcile net loss to net cash provided by operating activities, including depreciation, amortization and accretion of $479,000 and share-based compensation expense of $155,000. Additionally, the cash flow impact of decreases in trade accounts receivable of $1.3 million and increases in accounts payable and accrued expenses of $793,000 further contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by an increase in inventories of $978,000.
Net cash provided by operating activities during the first quarter of fiscal year 2013 primarily resulted from net income of $111,000, plus net adjustments to reconcile net income to net cash provided by operating activities, including depreciation, amortization and accretion of $495,000 and share-based compensation expense of $337,000. Additionally, decreases in accounts receivable of $3.4 million further contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by an increase in inventories of $996,000 and a decrease in accrued compensation and payroll taxes of $2.1 million.
Net cash used in investing activities totaled $226,000 in the first quarter of fiscal year 2014 compared to $1.5 million in the first quarter of fiscal year 2013. Net cash used in investing activities during the first quarters of fiscal years 2014 and 2013 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment.
Net cash used in financing activities totaled $712,000 in the first quarter of fiscal year 2014 compared to $73,000 in the first quarter of fiscal year 2013. Net cash used in financing activities in the first quarter of fiscal year 2014 resulted primarily from repayments on our revolving credit facility of $500,000 and the $132,000 payment of dividends previously declared. Net cash used in financing activities in the first quarter of fiscal year 2013 resulted primarily from the repurchase and retirement of 129,500 shares of our common stock for $543,000, payroll taxes withheld and remitted on share-based payments of $287,000 and the $222,000 payment of quarterly dividends previously declared, partially offset by proceeds from a note payable to our bank under our revolving credit facility, net of repayments, of $940,000.

Credit Facilities
We have credit facilities consisting of a real estate term loan, as amended (the “Virginia Real Estate Loan”), a supplemental real estate term loan, as amended (the “North Carolina Real Estate Loan”) and a revolving credit facility, as amended (the “Commercial Loan”).
Both the Virginia Real Estate Loan and the North Carolina Real Estate Loan are with Valley Bank, have a fixed interest rate of 4.25% and are secured by a first priority lien on all of our personal property and assets, except for our inventory, accounts, general intangibles, deposit accounts, instruments, investment property, letter of credit rights, commercial tort claims, documents and chattel paper, as well as a first lien deed of trust on the Company's real property.
The Commercial Loan provides us with a revolving line of credit for the working capital needs of the Company. Under the terms of the Commercial Loan, we may borrow an aggregate principal amount at any one time outstanding not to exceed the lesser of (i) $9.0 million, or (ii) the sum of 85% of certain receivables aged 90 days or less plus 35% of the lesser of $1.0 million or certain foreign receivables plus 25% of certain raw materials inventory. Within the revolving loan limit of the new Commercial Loan, we may borrow, repay, and reborrow, at any time from time to time until August 31, 2015, the extended maturity date of the Commercial Loan.
Advances under the Commercial Loan accrue interest at LIBOR plus 2.2% (resulting in a 2.37% rate at January 31, 2014). Accrued interest on the outstanding principal balance is due on the first day of each month, with all then outstanding principal, interest, fees and costs due at the Commercial Loan maturity date of August 31, 2015.
The Commercial Loan is secured by a first priority lien on all of our inventory, accounts, general intangibles, deposit accounts, instruments, investment property, letter of credit rights, commercial tort claims, documents and chattel paper.
As of January 31, 2014, we had $2.0 million of outstanding borrowings on our Commercial Loan and $6.6 million in available credit.

Capital Expenditures
We did not have any material commitments for capital expenditures as of January 31, 2014. During our 2014 fiscal year budgeting process, we included an estimate for capital expenditures of $2.8 million for the year. These expenditures will be funded out of our working capital or borrowings under our credit facilities. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Historically, we have spent less than our budgeted capital expenditures in any given year.
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
Seasonality
Historically, net sales are relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year, which we believe may be partially due to construction cycles and budgetary considerations of our customers. For example, our trend for the last three fiscal years has been that an average of approximately 48%, 47% and 48% of our net sales occurred during the first half of fiscal years 2013, 2012 and 2011, respectively, and an average of approximately 52%, 53% and 52% of our net sales occurred during the second half of fiscal years 2013, 2012 and 2011, respectively. We believe net sales may not follow this pattern in periods when overall economic conditions in the industry and/or in the world are atypical.
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
Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2013 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2013 Form 10-K did not change during the period from November 1, 2013 through January 31, 2014.
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
Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2014. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2014 and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 20, 2012, the Company's Board of Directors approved a plan to purchase and retire up to 320,000 shares of the Company's common stock, or approximately 4.9% of the shares then outstanding. The Company anticipates that the purchases will be made over a 12- to 24-month period unless the entire number of shares expected to be purchased under the plan is sooner acquired. For the three month period ended January 31, 2014, the Company did not repurchase and retire any shares of its outstanding common stock.

Item 5. Other Information
On March 14, 2014, the Company entered into second amendments (the “amendments”) to the amended and restated employment agreements (the “employment agreements”) with each of Neil D. Wilkin, Jr. and Tracy G. Smith (together, the “Executives”).
The amendments are very similar in scope and were meant to clarify one section in each of the agreements, rather than revise the substance and intent of the agreements.
Each amendment reaffirms that the executive will participate in executive bonus programs, as established from time to time by the Board of Directors, or an appropriate committee thereof. This includes participation in the Optical Cable Corporation annual Senior Leadership Team Annual Bonus Criteria (or similar program) each fiscal year. Mr. Wilkin will be provided with at least a 100% annual target bonus opportunity (as a percentage of annual base salary, as such base salary may have been increased from time to time) for any such executive bonus program, payment of which is contingent on achievement of quantified corporate goals. Mr. Wilkin’s amendment does not increase the annual target bonus opportunity currently included in Mr. Wilkin’s employment agreement. Similarly, Ms. Smith will be provided with at least a 55% annual target bonus opportunity (as a percentage of annual base salary, as such base salary may have been increased from time to time) for any such executive bonus program, payment of which is contingent on achievement of quantified corporate goals. Ms. Smith’s amendment does not increase the annual bonus opportunity currently in effect for Ms. Smith prior to the amendment.
The amendments further provide that the Board of Directors, or an appropriate committee, may increase, from time to time, an Executive’s annual target bonus opportunity percentage, which will become the new minimum annual target bonus opportunity percentage for such Executive; provided that the Board, or an appropriate committee thereof, has indicated in writing its intention for such increase to become the new minimum annual target bonus opportunity percentage. If requested by the Board of Directors, or an appropriate committee, an Executive may (but is not required to) temporarily consent to a lower annual target bonus opportunity for any given year; however, such consent shall not have the effect of modifying or diminishing the annual target bonus opportunity percentage for purposes of other years or, whether in the year for which any such consent is given or otherwise, for purposes of determining any severance payments.

Item 6. Exhibits
The exhibits listed on the Exhibit Index are filed as part of, and incorporated by reference into, this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: March 14, 2014	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: March 14, 2014	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

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

10.19*
Second Amendment, effective March 14, 2014, to Amended and Restated Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective April 11, 2011 (as amended December 18, 2012). FILED HEREWITH.

10.20*
Amended and Restated Employment Agreement by and between Optical Cable Corporation and Tracy G. Smith effective April 11, 2011 (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 15, 2011).

10.21*
Amendment, effective December 18, 2012, to Amended and Restated Employment Agreement by and between Optical Cable Corporation and Tracy G. Smith effective April 11, 2011 (incorporated herein by reference to Exhibit 10.18 of the Company's Quarterly Report on Form 10-Q for the period ended January 31, 2013 filed March 15, 2013).

10.22*
Second Amendment, effective March 14, 2014, to Amended and Restated Employment Agreement by and between Optical Cable Corporation and Tracy G. Smith effective April 11, 2011 (as amended December 18, 2012). FILED HEREWITH.

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at January 31, 2014 and October 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended January 31, 2014 and 2013, (iii) Condensed Consolidated Statement of Shareholders’ Equity for the three months ended January 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2014 and 2013, and (v) Condensed Notes to Condensed Consolidated Financial Statements. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.