Form 10-Q
period 2014-04-30
OPTICAL CABLE CORP
filed 2014-06-11
CIK 1000230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

As of June 6, 2014, 6,934,348 shares of the registrant’s Common Stock, no par value, were outstanding.

optical cable corporation

Form 10-Q Index

Six Months Ended April 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPTICAL CABLE CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	April 30, 2014	October 31, 2013
Assets
Current assets:
Cash	$290,800	$750,303
Trade accounts receivable, net of allowance for doubtful accounts of $86,184 at April 30, 2014 and $74,073 at October 31, 2013	11,499,812	9,951,970
Other receivables	183,697	225,016
Income taxes refundable	1,077,628	590,569
Inventories	18,472,634	18,234,279
Prepaid expenses	621,777	331,141
Deferred income taxes - current	1,627,436	1,726,695
Total current assets	33,773,784	31,809,973
Property and equipment, net	12,641,055	12,827,198
Intangible assets, net	392,189	340,807
Deferred income taxes - noncurrent	245,475	161,063
Other assets, net	478,167	275,858
Total assets	$47,530,670	$45,414,899
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$264,235	$258,628
Accounts payable and accrued expenses	4,957,560	3,267,812
Accrued compensation and payroll taxes	1,806,316	1,297,591
Total current liabilities	7,028,111	4,824,031
Note payable to bank	3,000,000	2,500,000
Long-term debt, excluding current installments	7,363,061	7,497,042
Deferred income taxes - noncurrent	132,801	83,158
Other noncurrent liabilities	888,989	950,952
Total liabilities	18,412,962	15,855,183
Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 6,934,348 shares at April 30, 2014 and 6,570,734 shares at October 31, 2013	9,107,238	8,679,435
Retained earnings	20,693,865	21,519,238
Total shareholders’ equity attributable to Optical Cable Corporation	29,801,103	30,198,673
Noncontrolling interest	(683,395)	(638,957)
Total shareholders’ equity	29,117,708	29,559,716
Commitments and contingencies
Total liabilities and shareholders’ equity	$47,530,670	$45,414,899

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013
Net sales	$20,190,729	$19,124,600	$36,725,659	$36,420,053
Cost of goods sold	13,530,814	12,459,023	24,658,082	23,230,537
Gross profit	6,659,915	6,665,577	12,067,577	13,189,516
Selling, general and administrative expenses	6,835,947	6,404,779	12,881,582	12,593,414
Royalty (income) expense, net	16,852	(43,834)	46,354	4,483
Amortization of intangible assets	9,893	23,305	19,183	46,529
Income (loss) from operations	(202,777)	281,327	(879,542)	545,090
Other expense, net:
Interest expense	(111,017)	(113,250)	(223,946)	(220,848)
Other, net	1,211	(10,509)	23,432	(15,180)
Other expense, net	(109,806)	(123,759)	(200,514)	(236,028)
Income (loss) before income taxes	(312,583)	157,568	(1,080,056)	309,062
Income tax expense (benefit)	(156,404)	82,162	(480,205)	122,424
Net income (loss)	$(156,179)	$75,406	$(599,851)	$186,638
Net income (loss) attributable to noncontrolling interest	(12,902)	32,921	(44,438)	14,333
Net income (loss) attributable to OCC	$(143,277)	$42,485	$(555,413)	$172,305
Net income (loss) attributable to OCC per share: Basic and diluted	$(0.02)	$0.01	$(0.09)	$0.03
Cash dividends declared per common share	$0.02	$0.02	$0.04	$0.04

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Six Months Ended April 30, 2014
	Common Stock		Retained	Total Shareholders’ Equity Attributable	Noncontrolling	Total Shareholders’
	Shares	Amount	Earnings	to OCC	Interest	Equity
Balances at October 31, 2013	6,570,734	$8,679,435	$21,519,238	$30,198,673	$(638,957)	$29,559,716
Share-based compensation, net	363,614	420,487	—	420,487	—	420,487
Common stock dividends declared, $0.04 per share	—	—	(269,960)	(269,960)	—	(269,960)
Excess tax benefits from share-based compensation	—	7,316	—	7,316	—	7,316
Net loss	—	—	(555,413)	(555,413)	(44,438)	(599,851)
Balances at April 30, 2014	6,934,348	$9,107,238	$20,693,865	$29,801,103	$(683,395)	$29,117,708

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended April 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(599,851)	$186,638
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	979,094	1,030,740
Bad debt expense (recovery)	12,111	(17,756)
Deferred income tax expense	64,490	102,958
Share-based compensation expense	464,013	631,672
Impact of excess tax benefits from share-based compensation	(7,316)	(48,201)
Loss on sale of property and equipment	2,871	11,566
(Increase) decrease in:
Trade accounts receivable	(1,559,953)	2,165,056
Other receivables	41,319	93,892
Income taxes refundable	(479,743)	(21,198)
Inventories	(238,355)	(1,004,325)
Prepaid expenses	(290,636)	(12,590)
Increase (decrease) in:
Accounts payable and accrued expenses	1,592,159	496,597
Accrued compensation and payroll taxes	508,725	(1,916,397)
Income taxes payable	—	25,264
Other noncurrent liabilities	(82,675)	(115,240)
Net cash provided by operating activities	406,253	1,608,676
Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(867,936)	(2,191,888)
Investment in intangible assets	(70,565)	(74,732)
Proceeds from sale of property and equipment	—	5,000
Net cash used in investing activities	(938,501)	(2,261,620)
Cash flows from financing activities:
Payroll taxes withheld and remitted on share-based payments	(43,526)	(314,297)
Proceeds from note payable to bank	1,000,000	3,300,000
Principal payments on long-term debt and note payable to bank	(628,374)	(1,422,995)
Repurchase of common stock	—	(543,420)
Impact of excess tax benefits from share-based compensation	7,316	48,201
Common stock dividends paid	(262,671)	(222,429)
Net cash provided by financing activities	72,745	845,060
Net increase (decrease) in cash	(459,503)	192,116
Cash at beginning of period	750,303	591,038
Cash at end of period	$290,800	$783,154

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2014

(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2014 are not necessarily indicative of the results for the fiscal year ending October 31, 2014 because the following items, among other things, may impact those results: changes in market conditions, seasonality, changes in technology, competitive conditions, ability of management to execute its business plans, as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2013 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

(2)	Stock Incentive Plans and Other Share-Based Compensation

As of April 30, 2014, there were approximately 61,000 shares available for grant under the Optical Cable Corporation Amended and Restated 2011 Stock Incentive Plan (“Amended 2011 Plan”).

Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations for the three months and six months ended April 30, 2014 was $308,601 and $464,013, respectively. Share-based compensation expense for employees and non-employee Directors recognized in the condensed consolidated statements of income for the three months and six months ended April 30, 2013 was $294,874 and $631,672, respectively. Share-based compensation expense is entirely related to expense recognized in connection with the vesting of restricted stock awards.

Restricted Stock Awards

The Company has granted, and anticipates granting from time to time, restricted stock awards subject to approval by the Compensation Committee of the Board of Directors.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2014

(Unaudited)

During the three months ended April 30, 2014, restricted stock awards under the Amended 2011 Plan totaling 338,034 and 25,000 shares were approved by the Compensation Committee of the Board of Directors of the Company for OCC employees and a consultant, respectively. Of the restricted stock awards granted to OCC employees, 169,030 are service-based awards which vest quarterly over approximately four years with the first vesting date occurring on July 31, 2014; and 169,004 shares are operational performance-based shares vesting over approximately six years beginning on January 31, 2016 based on the achievement of certain quantitative operational performance goals. The restricted stock award granted to the consultant is a service-based award which vests quarterly over approximately eight years with the first vesting date occurring on July 31, 2014.

During the three months ended April 30, 2014, restricted stock awards under the 2004 Non-employee Directors Stock Plan, as amended, totaling 29,424 shares were approved by the Board of Directors of the Company. The shares are part of the non-employee Director’s annual compensation for service on the Board of Directors, and the shares vest immediately upon grant. The Company recorded compensation expense totaling $112,105 during the three months and six months ended April 30, 2014 related to the grants to non-employee Directors.

Restricted stock award activity during the six months ended April 30, 2014 consisted of restricted share grants totaling 392,458 shares and 28,844 restricted shares forfeited or withheld for taxes in connection with the vesting of restricted shares.

As of April 30, 2014, the estimated amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will have to recognize over a 3.9 year weighted-average period is approximately $3.2 million.

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the six months ended April 30, 2014 and 2013 follows:

	Six Months Ended April 30,
	2014	2013
Balance at beginning of period	$74,073	$92,148
Bad debt expense (recovery)	12,111	(17,756)
Recoveries added to allowance	—	387
Balance at end of period	$86,184	$74,779

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2014

(Unaudited)

(4)	Inventories

Inventories as of April 30, 2014 and October 31, 2013 consist of the following:

	April 30, 2014	October 31, 2013
Finished goods	$5,236,270	$5,569,539
Work in process	4,028,446	3,617,124
Raw materials	8,927,625	8,828,072
Production supplies	280,293	219,544
Total	$18,472,634	$18,234,279

(5)	Product Warranties

As of April 30, 2014 and October 31, 2013, the Company’s accrual for estimated product warranty claims totaled $165,000 and $190,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense for the three months and six months ended April 30, 2014 totaled $88,996 and $109,535, respectively, and warranty claims expense for the three months and six months ended April 30, 2013 totaled $91,296 and $81,640, respectively.

The following table summarizes the changes in the Company’s accrual for product warranties during the six months ended April 30, 2014 and 2013:

	Six Months Ended April 30,
	2014	2013
Balance at beginning of period	$190,000	$250,000
Liabilities accrued for warranties issued during the period	212,255	241,455
Warranty claims and costs paid during the period	(134,535)	(131,640)
Changes in liability for pre-existing warranties during the period	(102,720)	(159,815)
Balance at end of period	$165,000	$200,000

(6)	Long-term Debt and Note Payable to Bank

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2014

(Unaudited)

Long-term debt as of April 30, 2014 and October 31, 2013 consists of the following:

	April 30, 2014	October 31, 2013
Virginia Real Estate Loan ($6.5 million original principal) payable in monthly installments of $36,426, including interest (at 4.25%), with final payment of $4,858,220 due April 30, 2018	$5,672,474	$5,767,947
North Carolina Real Estate Loan ($2.24 million original principal) payable in monthly installments of $12,553, including interest (at 4.25%), with final payment of $1,674,217 due April 30, 2018	1,954,822	1,987,723
Total long-term debt	7,627,296	7,755,670
Less current installments	264,235	258,628
Long-term debt, excluding current installments	$7,363,061	$7,497,042

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

Advances under the Commercial Loan accrue interest at LIBOR plus 2.2% (resulting in a 2.35% rate at April 30, 2014). Accrued interest on the outstanding principal balance is due on the first day of each month, with all then outstanding principal, interest, fees and costs due at the Commercial Loan maturity date of August 31, 2015.

The Commercial Loan is secured by a first priority lien on all of the Company’s inventory, accounts, general intangibles, deposit accounts, instruments, investment property, letter of credit rights, commercial tort claims, documents and chattel paper.

As of April 30, 2014, the Company had $3.0 million of outstanding borrowings on its Commercial Loan and $6.0 million in available credit. As of October 31, 2013, the Company had outstanding borrowings of $2.5 million on its Commercial Loan and $6.5 million in available credit.

(7)	Fair Value Measurements

The carrying amounts reported in the condensed consolidated balance sheets as of April 30, 2014 and October 31, 2013 for cash, trade accounts receivable, other receivables and accounts payable and accrued expenses, including accrued compensation and payroll taxes, approximate fair value because of the short maturity of these instruments. The carrying values of the Company’s note payable to bank and long-term debt approximate fair value based on similar long-term debt issues available to the Company as of April 30, 2014 and October 31, 2013. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2014

(Unaudited)

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

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

	Three months ended April 30,		Six months ended April 30,
	2014	2013	2014	2013
Net income (loss) attributable to OCC (numerator)	$(143,277)	$42,485	$(555,413)	$172,305
Shares (denominator)	6,036,591	6,218,829	6,039,381	6,264,876
Basic and diluted net income (loss) per share	$(0.02)	$0.01	$(0.09)	$0.03

Weighted-average unvested shares as of April 30, 2014 totaling 654,048 and 586,354, respectively, were not included in the computation of basic and diluted net loss per share for the three months and six months ended April 30, 2014 (because to include such shares would have been antidilutive, or in other words, to do so would have reduced the net loss per share for those periods).

(9)	Shareholders’ Equity

The Company has a plan, approved by its Board of Directors on September 20, 2012, to purchase and retire up to 320,000 shares of the Company’s common stock, or approximately 4.9% of the shares then outstanding. At the time the plan was approved, the Company anticipated that the purchases would be made over a 12- to 24-month period, but there is no definite time period for repurchase. As of April 30, 2014, the Company had 123,500 shares of its outstanding common stock remaining to purchase under this plan.

On April 15, 2014, the Company declared a quarterly cash dividend of $0.02 per share on its common stock totaling $138,807. This amount is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of April 30, 2014.

(10)	Segment Information and Business and Credit Concentrations

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of April 30, 2014 and October 31, 2013 have been adequately provided for in the condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended April 30, 2014

(Unaudited)

For the three months and six months ended April 30, 2014, 14.3% and 10.4%, respectively, of consolidated net sales were attributable to one customer. For the three months ended April 30, 2013, 10.2% of consolidated net sales were attributable to one customer. No single customer accounted for more than 10% of the Company’s consolidated net sales during the six months ended April 30, 2013.

For the six months ended April 30, 2014 and 2013, approximately 75% and 68%, respectively, of consolidated net sales were from customers in the United States, and approximately 25% and 32%, respectively, were from customers outside of the United States.

The Company has a single reportable segment for purposes of segment reporting, exclusive of Centric Solutions LLC (“Centric Solutions”). For the three months and six months ended April 30, 2014, Centric Solutions generated revenues, net of intercompany sales, totaling $365,590 and $555,404, respectively, and operating losses of $53,939 and $185,778, respectively. For the three months and six months ended April 30, 2013, Centric Solutions generated revenues, net of intercompany sales, totaling $623,804 and $877,326, respectively, and operating income of $137,630 and $59,920, respectively. Total assets of Centric Solutions of approximately $244,000 (net of intercompany amounts) are included in the total consolidated assets of the Company as of April 30, 2014.

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

Summary of Company Performance for Second Quarter and first half of Fiscal Year 2014

●

Consolidated net sales for the second quarter of fiscal year 2014 were $20.2 million, an increase of 5.6% when compared to net sales of $19.1 million for the second quarter of fiscal year 2013. Sequentially, net sales increased 22.1% in the second quarter of fiscal year 2014, compared to net sales of $16.5 million for the first quarter of fiscal year 2014.

●

Consolidated net sales for the six months ended April 30, 2014 increased approximately one percent to $36.7 million, compared to consolidated net sales of $36.4 million for the first six months of fiscal year 2013.

●

Gross profit for each of the second quarters of fiscal years 2014 and 2013 was $6.7 million. Gross profit was $12.1 million for the first half of fiscal year 2014 compared to $13.2 million for the same period last year.

●

Gross profit margin (gross profit as a percentage of net sales) was 33.0% during the second quarter of fiscal year 2014, compared to 34.9% during the same period last year. Gross profit margin decreased to 32.9% during the first half of fiscal year 2014, compared to 36.2% for the six months ended April 30, 2013.

●

We reported a net loss attributable to OCC of $143,000, or $0.02 per share, during the second quarter of fiscal year 2014, compared to net income of $42,000, or $0.01 per share, for the comparable period last year. We reported a net loss attributable to OCC of $555,000, or $0.09 per share, during the first half of fiscal year 2014, compared to net income of $172,000, or $0.03 per share, for the comparable period last year.

●	OCC generated $406,000 of cash flow from operating activities during the first half of fiscal year 2014.

●

OCC continued to provide returns to shareholders in the form of a quarterly dividend during the second quarter of fiscal year 2014. OCC’s current regular dividend rate is $0.02 per share per quarter, implying an annual dividend rate of $0.08 per share.

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

Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may vary based on both anticipated and unanticipated changes in product mix. Additionally, gross profit margins tend to be higher when we achieve higher net sales levels, as certain fixed manufacturing costs are spread over higher sales.

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

Royalty (income) expense, net consists of royalty income earned on licenses associated with our patented products, net of royalty and related expenses.

Amortization of intangible assets consists primarily of the amortization of intellectual property and customer list acquired in the acquisition of AOS on October 31, 2009. For fiscal years prior to fiscal year 2014, amortization of intangible assets also included the amortization of developed technology acquired in the acquisition of Superior Modular Products Incorporated, doing business as SMP Data Communications ("SMP Data Communications" or "SMP") on May 30, 2008 (these assets were fully amortized by the end of fiscal year 2013). Amortization of intangible assets is calculated using an accelerated method and the straight line method over the estimated useful lives of the intangible assets.

Other income (expense), net consists of interest expense and other miscellaneous income and expense items not directly attributable to our operations.

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended April 30,		Percent	Six Months Ended April 30,		Percent
	2014	2013	Change	2014	2013	Change
Net sales	$20,191,000	$19,125,000	5.6%	$36,726,000	$36,420,000	0.8%
Gross profit	6,660,000	6,666,000	(0.1)%	12,068,000	13,190,000	(8.5)%
SG&A expenses	6,836,000	6,405,000	6.7%	12,882,000	12,593,000	2.3%
Net income (loss) attributable to OCC	(143,000)	42,000	(437.2)%	(555,000)	172,000	(422.3)%

Three Months Ended April 30, 2014 and 2013

Net Sales

Consolidated net sales for the second quarter of fiscal year 2014 increased 5.6% to $20.2 million compared to net sales of $19.1 million for the same period last year. We experienced an increase in net sales in our commercial markets in the second quarter of fiscal year 2014 compared to the same period last year, but this increase was partially offset by a decrease in net sales in our specialty markets.

Net sales to customers in the United States increased 14.1% in the second quarter of fiscal year 2014, compared to the same period last year, while net sales to customers outside of the United States decreased 14.3%.

Gross Profit

Our gross profit for each of the second quarters of fiscal years 2014 and 2013 was $6.7 million. Gross profit margin, or gross profit as a percentage of net sales, was 33.0% in the second quarter of fiscal year 2014 compared to 34.9% in the second quarter of fiscal year 2013.

Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may vary based on both anticipated and unanticipated changes in product mix. During the second quarter of fiscal year 2014, we experienced an increase in sales of certain products that negatively impacted our gross profit margin. At this time, we do not believe this is indicative of a trend; however, variations in product mix and the resulting impact on gross profit margin from quarter to quarter are difficult to predict.

Selling, General, and Administrative Expenses

SG&A expenses increased 6.7% to $6.8 million during the second quarter of fiscal year 2014, compared to $6.4 million for the same period last year. SG&A expenses as a percentage of net sales were 33.9% in the second quarter of fiscal year 2014 compared to 33.5% in the second quarter of fiscal year 2013.

The increase in SG&A expenses during the second quarter of fiscal year 2014 compared to the same period last year was primarily due to increased legal and professional fees. We do not believe the increased SG&A expenses indicate a trend toward higher SG&A expenses generally.

Royalty (Income) Expense, Net

We recognized royalty expense, net of royalty income, totaling $17,000 during the second quarter of fiscal year 2014, compared to royalty income, net of royalty and related expenses, totaling $44,000 during the same period last year. We expect the trend of royalty expense largely or completely offsetting royalty income to continue in fiscal year 2014 as a result of the decline in royalty income due to the expiration of patents for licensed products.

Amortization of Intangible Assets

We recognized $10,000 of amortization expense, associated with intangible assets, for the second quarter of fiscal year 2014, compared to amortization expense of $23,000 during the second quarter of fiscal year 2013. The decrease in amortization expense, when comparing the two periods, is primarily due to the fact that the purchased developed technology asset, acquired in connection with the acquisition of SMP Data Communications in 2008, was fully amortized during fiscal year 2013.

Other Expense, Net

We recognized other expense, net in the second quarter of fiscal year 2014 of $110,000 compared to $124,000 in the second quarter of fiscal year 2013. Other expense, net is comprised of interest expense and other miscellaneous items which may fluctuate from period to period.

Income (Loss) Before Income Taxes

We reported a loss before income taxes of $313,000 for the second quarter of fiscal year 2014 compared to income before income taxes of $158,000 for the second quarter of fiscal year 2013. This change was primarily due to the increase in SG&A expenses of $431,000, compared to the same period in 2013.

Income Tax Expense (Benefit)

Income tax benefit totaled $156,000 in the second quarter of fiscal year 2014 compared to income tax expense of $82,000 for the same period in fiscal year 2013. Our effective tax rate for the second quarter of fiscal year 2014 was 50.0% compared to 52.1% for the second quarter of fiscal year 2013.

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

Net Income (Loss)

Net loss attributable to OCC for the second quarter of fiscal year 2014 was $143,000 compared to net income attributable to OCC of $42,000 for the second quarter of fiscal year 2013. This change was due primarily to the decrease in income before taxes of $470,000, partially offset by the decrease in income taxes of $239,000, in the second quarter of fiscal year 2014, compared to the same period in fiscal year 2013.

Six Months Ended April 30, 2014 and 2013

Net Sales

Consolidated net sales for the first half of fiscal year 2014 increased approximately 1.0% to $36.7 million compared to net sales of $36.4 million for the same period last year. We experienced an increase in net sales during the first half of fiscal year 2014 in our commercial markets compared to the same period last year, but this increase was offset by decreases in net sales in our specialty markets.

Net sales to customers in the United States increased 10.2% in the first half of fiscal year 2014 compared to the same period last year, while net sales to customers outside of the United States decreased 19.3%.

Gross Profit

Our gross profit was $12.1 million in the first half of fiscal year 2014, a decrease of 8.5% compared to $13.2 million in the first half of fiscal year 2013. Gross profit margin, or gross profit as a percentage of net sales, decreased to 32.9% in the first half of fiscal year 2014 from 36.2% in the first half of fiscal year 2013.

Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may vary based on both anticipated and unanticipated changes in product mix. The lower gross profit margin in the first half of fiscal year 2014 when compared to the same period in fiscal year 2013 is attributable to (i) the negative impact of lower net sales during the first quarter of fiscal year 2014, as certain fixed manufacturing costs were spread over lower sales during that period, and (ii) an increase in sales of certain products that negatively impacted our gross profit margin during the second quarter of fiscal year 2014.

Selling, General, and Administrative Expenses

SG&A expenses increased 2.3% to $12.9 million for the first half of fiscal year 2014 from $12.6 million for the same period last year. SG&A expenses as a percentage of net sales were 35.1% in the first half of fiscal year 2014 compared to 34.6% in the first half of fiscal year 2013.

The increase in SG&A expenses during the first half of 2014 compared to the same period last year was primarily due to increased legal and professional fees. We do not believe the increased SG&A expenses indicate a trend toward higher SG&A expenses generally.

Royalty Expense, Net

We recognized royalty expense, net of royalty income, totaling $46,000 during the first half of fiscal year 2014, compared to $4,000 during the same period last year. We expect the trend of royalty expense largely or completely offsetting royalty income to continue in fiscal year 2014 as a result of the decline in royalty income due to the expiration of patents for licensed products.

Amortization of Intangible Assets

We recognized $19,000 of amortization expense, associated with intangible assets, for the first half of fiscal year 2014, compared to amortization expense of $47,000 during the first half of fiscal year 2013. The decrease in amortization expense, when comparing the two periods, is primarily due to the fact that the purchased developed technology asset, acquired in connection with the acquisition of SMP Data Communications in 2008, was fully amortized during fiscal year 2013.

Other Expense, Net

We recognized other expense, net in the first half of fiscal year 2014 of $201,000 compared to $236,000 in the first half of fiscal year 2013. Other expense, net is comprised of interest expense and other miscellaneous items which may fluctuate from period to period.

Income (Loss) Before Income Taxes

We reported a loss before income taxes of $1.1 million for the first half of fiscal year 2014 compared to income before income taxes of $309,000 for the first half of fiscal year 2013. This change was primarily due to the decrease in gross profit of $1.1 million in the first half of fiscal year 2014 and the increase in SG&A expenses of $288,000, compared to the same period in 2013.

Income Tax Expense (Benefit)

Income tax benefit totaled $480,000 in the first half of fiscal year 2014 compared to income tax expense of $122,000 for the same period in fiscal year 2013. Our effective tax rate for the first half of fiscal year 2014 was 44.5% compared to 39.6% for the first half of fiscal year 2013.

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

Net Income (Loss)

Net loss attributable to OCC for the first half of fiscal year 2014 was $555,000 compared to net income attributable to OCC of $172,000 for the first half of fiscal year 2013. The change was due primarily to the decrease in income before taxes of $1.4 million in the first half of fiscal year 2014, partially offset by the decrease in income taxes of $603,000, in the first half of fiscal year 2014, compared to the same period in fiscal year 2013.

Financial Condition

Total assets increased $2.1 million, or 4.7%, to $47.5 million at April 30, 2014, from $45.4 million at October 31, 2013. This increase was primarily due to a $1.5 million increase in trade accounts receivable, net. The increase in trade accounts receivable, net largely resulted from the increase in net sales in the second quarter of fiscal year 2014 when compared to the fourth quarter of fiscal year 2013 and the timing of collections.

Total liabilities increased $2.6 million, or 16.1%, to $18.4 million at April 30, 2014, from $15.9 million at October 31, 2013. The increase in total liabilities was primarily due to a $2.2 million increase in accounts payable and accrued expenses, including accrued compensation and payroll taxes, and a $500,000 increase in note payable to bank under our revolving line of credit. Accounts payable and accrued expenses, including accrued compensation and payroll taxes, increased primarily due to the timing of certain raw material purchases when comparing the two periods and the timing of certain vendor and payroll related payments.

Total shareholders’ equity attributable to OCC at April 30, 2014 decreased $398,000 in the first half of fiscal year 2014. The decrease resulted from a net loss attributable to OCC of $555,000 and dividends declared of $270,000, partially offset by share-based compensation, net of $420,000.

Liquidity and Capital Resources

Our primary capital needs during the first half of fiscal year 2014 have been to fund working capital requirements and capital expenditures. Our primary source of capital for these purposes has been existing cash, borrowings under our revolving credit facility and cash provided by operations. As of April 30, 2014 and October 31, 2013, we had outstanding loan balances under our revolving credit facility totaling $3.0 million and $2.5 million, respectively. As of April 30, 2014 and October 31, 2013, we had outstanding loan balances, excluding our revolving credit facility, totaling $7.6 million and $7.8 million, respectively.

Our cash totaled $291,000 as of April 30, 2014, a decrease of $460,000, compared to $750,000 as of October 31, 2013. The decrease in cash for the six months ended April 30, 2014 primarily resulted from capital expenditures totaling $868,000, partially offset by cash provided by operating activities of $406,000 and net cash provided by financing activities totaling $73,000.

On April 30, 2014, we had working capital of $26.7 million compared to $27.0 million on October 31, 2013. The ratio of current assets to current liabilities as of April 30, 2014 was 4.8 to 1 compared to 6.6 to 1 as of October 31, 2013. The decrease in working capital and in the current ratio was primarily due to the $2.2 million increase in accounts payable and accrued expenses, including accrued compensation and payroll taxes, partially offset by the $1.5 million increase in trade accounts receivable, net.

Net Cash

Net cash provided by operating activities was $406,000 in the first half of fiscal year 2014, compared to $1.6 million in the first half of fiscal year 2013. Net cash provided by operating activities during the first half of fiscal year 2014 primarily resulted from certain adjustments to reconcile a net loss of $600,000 to net cash provided by operating activities, including depreciation, amortization and accretion of $979,000 and share-based compensation expense of $464,000. Additionally, the cash flow impact of increases in accounts payable and accrued expenses, including accrued compensation and payroll taxes, of $2.1 million further contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by the cash flow impact of increases in trade accounts receivable, net of $1.6 million.

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

Net cash used in investing activities totaled $939,000 in the first half of fiscal year 2014 compared to $2.3 million in the first half of fiscal year 2013. Net cash used in investing activities during the first half of fiscal years 2014 and 2013 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment.

Net cash provided by financing activities totaled $73,000 in the first half of fiscal year 2014 compared to $845,000 in the first half of fiscal year 2013. Net cash provided by financing activities in the first half of fiscal year 2014 resulted primarily from proceeds from a note payable to our bank under our line of credit, net of repayments, of $500,000, partially offset by the $263,000 payment of dividends previously declared. Net cash provided by financing activities in the first half of fiscal year 2013 resulted primarily from proceeds from a note payable to our bank under our line of credit, net of repayments, of $2.0 million, partially offset by the repurchase and retirement of 129,500 shares of our common stock for $543,000.

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

The Commercial Loan provides us with a revolving line of credit for the working capital needs of the Company. Under the terms of the Commercial Loan, we may borrow an aggregate principal amount at any one time outstanding not to exceed the lesser of (i) $9.0 million, or (ii) the sum of 85% of certain receivables aged 90 days or less plus 35% of the lesser of $1.0 million or certain foreign receivables plus 25% of certain raw materials inventory. Within the revolving loan limit of the Commercial Loan, we may borrow, repay, and reborrow, at any time until August 31, 2015, the extended maturity date of the Commercial Loan.

Advances under the Commercial Loan accrue interest at LIBOR plus 2.2% (resulting in a 2.35% rate at April 30, 2014). Accrued interest on the outstanding principal balance is due on the first day of each month, with all then outstanding principal, interest, fees and costs due at the Commercial Loan maturity date of August 31, 2015.

The Commercial Loan is secured by a first priority lien on all of our inventory, accounts, general intangibles, deposit accounts, instruments, investment property, letter of credit rights, commercial tort claims, documents and chattel paper.

As of April 30, 2014, we had $3.0 million of outstanding borrowings on our Commercial Loan and $6.0 million in available credit.

Capital Expenditures

For the six months ended April 30, 2014, we have spent approximately $555,000 to upgrade existing and add new manufacturing equipment at our fiber optic cable production facility in order to further improve our production capabilities. As of April 30, 2014, we have committed an additional $820,000 to support these efforts. We did not have any other material commitments for capital expenditures as of April 30, 2014. During our 2014 fiscal year budgeting process, we included an estimate for capital expenditures of $2.8 million for the year. These expenditures will be funded out of our working capital or borrowings under our credit facilities. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Historically, we have spent less than our budgeted capital expenditures in any given year.

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

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2013 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2013 Form 10-K did not change during the period from November 1, 2013 through April 30, 2014.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2014. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2014 and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 20, 2012, the Company’s Board of Directors approved a plan to purchase and retire up to 320,000 shares of the Company’s common stock, or approximately 4.9% of the shares then outstanding. The Company at that time anticipated that the purchases would be made over a 12- to 24-month period unless the entire number of shares expected to be purchased under the plan was sooner acquired. For the three month period ended April 30, 2014, the Company did not repurchase and retire any shares of its outstanding common stock.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are filed as part of, and incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION (Registrant)

Date: June 11, 2014	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: June 11, 2014	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

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

10.19*

Second Amendment, effective March 14, 2014, to Amended and Restated Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective April 11, 2011, as amended December 18, 2012 (incorporated herein by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2014 filed March 14, 2014).

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

10.22*

Second Amendment, effective March 14, 2014, to Amended and Restated Employment Agreement by and between Optical Cable Corporation and Tracy G. Smith effective April 11, 2011, as amended December 18, 2012 (incorporated herein by reference to Exhibit 10.22 of the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2014 filed March 14, 2014).

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 30, 2014 and October 31, 2013, (ii) Condensed Consolidated Statements of Income for the three months and six months ended April 30, 2014 and 2013, (iii) Condensed Consolidated Statement of Shareholders’ Equity for the six months ended April 30, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2014 and 2013, and (v) Condensed Notes to Condensed Consolidated Financial Statements. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.