Form 10-Q
period 2014-07-31
OPTICAL CABLE CORP
filed 2014-09-10
CIK 1000230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

As of September 5, 2014, 6,871,628 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Nine Months Ended July 31, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPTICAL CABLE CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	July 31,	October 31,
	2014	2013
Assets
Current assets:
Cash	$470,469	$750,303
Trade accounts receivable, net of allowance for doubtful accounts of $92,728 at July 31, 2014 and $74,073 at October 31, 2013	11,900,893	9,951,970
Other receivables	160,614	225,016
Income taxes refundable	1,203,423	590,569
Inventories	17,270,880	18,234,279
Prepaid expenses	540,540	331,141
Deferred income taxes - current	1,664,510	1,726,695
Total current assets	33,211,329	31,809,973
Property and equipment, net	13,284,948	12,827,198
Intangible assets, net	419,990	340,807
Deferred income taxes - noncurrent	—	161,063
Other assets, net	396,536	275,858
Total assets	$47,312,803	$45,414,899
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$267,084	$258,628
Accounts payable and accrued expenses	4,445,561	3,267,812
Accrued compensation and payroll taxes	2,086,945	1,297,591
Total current liabilities	6,799,590	4,824,031

Note payable to bank	3,000,000	2,500,000
Long-term debt, excluding current installments	7,294,977	7,497,042
Deferred income taxes - noncurrent	166,451	83,158
Other noncurrent liabilities	660,595	950,952
Total liabilities	17,921,613	15,855,183
Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 6,909,059 shares at July 31, 2014 and 6,570,734 shares at October 31, 2013	9,296,972	8,679,435
Retained earnings	20,791,950	21,519,238
Total shareholders’ equity attributable to Optical Cable Corporation	30,088,922	30,198,673
Noncontrolling interest	(697,732)	(638,957)
Total shareholders’ equity	29,391,190	29,559,716
Commitments and contingencies
Total liabilities and shareholders’ equity	$47,312,803	$45,414,899

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2014	2013	2014	2013
Net sales	$21,004,130	$19,601,919	$57,729,789	$56,021,972
Cost of goods sold	13,665,652	13,472,899	38,323,734	36,703,436

Gross profit	7,338,478	6,129,020	19,406,055	19,318,536

Selling, general and administrative expenses	6,756,260	6,152,223	19,637,842	18,745,637
Royalty expense, net	32,474	64,037	78,828	68,520
Amortization of intangible assets	10,399	13,867	29,582	60,396

Income (loss) from operations	539,345	(101,107)	(340,197)	443,983

Other expense, net:
Interest expense	(85,426)	(125,184)	(309,372)	(346,032)
Other, net	(20,941)	6,827	2,491	(8,353)

Other expense, net	(106,367)	(118,357)	(306,881)	(354,385)

Income (loss) before income taxes	432,978	(219,464)	(647,078)	89,598

Income tax expense (benefit)	154,831	(75,026)	(325,374)	47,398

Net income (loss)	$278,147	$(144,438)	$(321,704)	$42,200

Net loss attributable to noncontrolling interest	(14,337)	(19,827)	(58,775)	(5,494)

Net income (loss) attributable to OCC	$292,484	$(124,611)	$(262,929)	$47,694

Net income (loss) attributable to OCC per share: Basic and diluted	$0.04	$(0.02)	$(0.04)	$0.01

Cash dividends declared per common share	$0.02	$0.02	$0.06	$0.06

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Nine Months Ended July 31, 2014
				Total
				Shareholders’
				Equity		Total
	Common Stock		Retained	Attributable	Noncontrolling	Shareholders’
	Shares	Amount	Earnings	to OCC	Interest	Equity
Balances at October 31, 2013	6,570,734	$8,679,435	$21,519,238	$30,198,673	$(638,957)	$29,559,716

Share-based compensation, net	351,725	598,890	—	598,890	—	598,890

Repurchase and retirement of common stock (at cost)	(13,400)	—	(55,912)	(55,912)	—	(55,912)

Common stock dividends declared, $0.06 per share	—	—	(408,447)	(408,447)	—	(408,447)

Excess tax benefits from share-based compensation	—	18,647	—	18,647	—	18,647

Net loss	—	—	(262,929)	(262,929)	(58,775)	(321,704)

Balances at July 31, 2014	6,909,059	$9,296,972	$20,791,950	$30,088,922	$(697,732)	$29,391,190

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	July 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(321,704)	$42,200
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	1,445,381	1,525,012
Bad debt expense	18,655	42,929
Deferred income tax expense	306,541	206,788
Share-based compensation expense	693,662	802,643
Impact of excess tax benefits from share-based compensation	(18,647)	(37,052)
Loss on sale of property and equipment	27,646	11,785
(Increase) decrease in:
Trade accounts receivable	(1,967,578)	1,151,820
Other receivables	64,402	59,013
Income taxes refundable	(594,207)	(217,473)
Inventories	963,399	(173,220)
Prepaid expenses	(209,399)	8,257
Increase (decrease) in:
Accounts payable and accrued expenses	963,862	46,130
Accrued compensation and payroll taxes	789,354	(1,972,998)
Income taxes payable	—	14,115
Other noncurrent liabilities	(290,821)	(128,485)

Net cash provided by operating activities	1,870,546	1,381,464
Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(1,814,492)	(2,662,564)
Investment in intangible assets	(108,764)	(137,417)
Proceeds from sale of property and equipment	—	5,000

Net cash used in investing activities	(1,923,256)	(2,794,981)

Cash flows from financing activities:
Payroll taxes withheld and remitted on share-based payments	(94,772)	(338,007)
Proceeds from note payable to bank	1,250,000	4,550,000
Principal payments on long-term debt and note payable to bank	(943,609)	(1,985,498)
Repurchase of common stock	(55,912)	(543,420)
Impact of excess tax benefits from share-based compensation	18,647	37,052
Common stock dividends paid	(401,478)	(347,423)

Net cash provided by (used in) financing activities	(227,124)	1,372,704

Net decrease in cash	(279,834)	(40,813)

Cash at beginning of period	750,303	591,038

Cash at end of period	$470,469	$550,225

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2014

(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2014 are not necessarily indicative of the results for the fiscal year ending October 31, 2014 because the following items, among other things, may impact those results: changes in market conditions, seasonality, changes in technology, competitive conditions, ability of management to execute its business plans, as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2013 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

Certain reclassifications have been made to the prior fiscal year’s notes to the consolidated financial statements to place them on a basis comparable with the current period’s condensed notes to the condensed consolidated financial statements.

(2)	Stock Incentive Plans and Other Share-Based Compensation

As of July 31, 2014, there were approximately 73,000 shares available for grant under the Optical Cable Corporation Amended and Restated 2011 Stock Incentive Plan (“Amended 2011 Plan”).

Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations for the three months and nine months ended July 31, 2014 was $229,649 and $693,662, respectively. Share-based compensation expense for employees and non-employee Directors recognized in the condensed consolidated statements of income for the three months and nine months ended July 31, 2013 was $170,971 and $802,643, respectively. Share-based compensation expense is entirely related to expense recognized in connection with the vesting of restricted stock awards.

Restricted Stock Awards

The Company has granted, and anticipates granting from time to time, restricted stock awards subject to approval by the Compensation Committee of the Board of Directors.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2014

(Unaudited)

Restricted stock award activity during the nine months ended July 31, 2014 consisted of restricted share grants totaling 392,458 shares and 40,733 restricted shares forfeited or withheld for taxes in connection with the vesting of restricted shares.

As of July 31, 2014, the estimated amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will have to recognize over a 3.7 year weighted-average period is approximately $2.8 million.

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the nine months ended July 31, 2014 and 2013 follows:

	Nine Months Ended
	July 31,
	2014	2013
Balance at beginning of period	$74,073	$92,148
Bad debt expense	18,655	42,929
Recoveries added to allowance	—	387
Balance at end of period	$92,728	$135,464

(4)	Inventories

Inventories as of July 31, 2014 and October 31, 2013 consist of the following:

	July 31,	October 31,
	2014	2013
Finished goods	$5,202,965	$5,569,539
Work in process	3,329,091	3,160,806
Raw materials	8,506,274	9,284,390
Production supplies	232,550	219,544
Total	$17,270,880	$18,234,279

(5)	Product Warranties

As of July 31, 2014 and October 31, 2013, the Company’s accrual for estimated product warranty claims totaled $135,000 and $190,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense for the three months and nine months ended July 31, 2014 totaled $86,430 and $195,965, respectively, and warranty claims expense for the three months and nine months ended July 31, 2013 totaled $80,085 and $161,725, respectively.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2014

(Unaudited)

The following table summarizes the changes in the Company’s accrual for product warranties during the nine months ended July 31, 2014 and 2013:

	Nine Months Ended
	July 31,
	2014	2013
Balance at beginning of period	$190,000	$250,000
Liabilities accrued for warranties issued during the period	299,477	319,638
Warranty claims and costs paid during the period	(250,965)	(211,725)
Changes in liability for pre-existing warranties during the period	(103,512)	(157,913)
Balance at end of period	$135,000	$200,000

(6)	Long-term Debt and Note Payable to Bank

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

Long-term debt as of July 31, 2014 and October 31, 2013 consists of the following:

	July 31,	October 31,
	2014	2013
Virginia Real Estate Loan ($6.5 million original principal) payable in monthly installments of $36,426, including interest (at 4.25%), with final payment of $4,858,220 due April 30, 2018	$5,623,959	$5,767,947
North Carolina Real Estate Loan ($2.24 million original principal) payable in monthly installments of $12,553, including interest (at 4.25%), with final payment of $1,674,217 due April 30, 2018	1,938,102	1,987,723
Total long-term debt	7,562,061	7,755,670
Less current installments	267,084	258,628
Long-term debt, excluding current installments	$7,294,977	$7,497,042

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2014

(Unaudited)

On August 11, 2014, subsequent to the Company’s fiscal third quarter, the Company entered into a commercial note renewal (“Binding Letter of Renewal”) extending the maturity date of the Commercial Loan to August 31, 2016. The Binding Letter of Renewal only extends the maturity date of the Commercial Loan. All other terms of the Commercial Loan remain unaltered and remain in full force and effect. Within the revolving loan limit of the Commercial Loan and the Binding Letter of Renewal, the Company may borrow, repay, and reborrow, at any time from time to time until August 31, 2016.

Advances under the Commercial Loan accrue interest at LIBOR plus 2.2% (resulting in a 2.35% rate at July 31, 2014). Accrued interest on the outstanding principal balance is due on the first day of each month, with all then outstanding principal, interest, fees and costs due at the Commercial Loan maturity date of August 31, 2016, the extended maturity date of the Commercial Loan.

The Commercial Loan is secured by a first priority lien on all of the Company’s inventory, accounts, general intangibles, deposit accounts, instruments, investment property, letter of credit rights, commercial tort claims, documents and chattel paper.

As of July 31, 2014, the Company had $3.0 million of outstanding borrowings on its Commercial Loan and $6.0 million in available credit. As of October 31, 2013, the Company had outstanding borrowings of $2.5 million on its Commercial Loan and $6.5 million in available credit.

(7)	Fair Value Measurements

The carrying amounts reported in the condensed consolidated balance sheets as of July 31, 2014 and October 31, 2013 for cash, trade accounts receivable, other receivables and accounts payable and accrued expenses, including accrued compensation and payroll taxes, approximate fair value because of the short maturity of these instruments. The carrying values of the Company’s note payable to bank and long-term debt approximate fair value based on similar long-term debt issues available to the Company as of July 31, 2014 and October 31, 2013. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2014

(Unaudited)

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

	Three months ended July 31,		Nine months ended July 31,
	2014	2013	2014	2013
Net income (loss) attributable to OCC (numerator)	$292,484	$(124,611)	$(262,929)	$47,694

Shares (denominator)	6,933,676	5,779,230	6,082,314	6,312,700

Basic and diluted net income (loss) per share	$0.04	$(0.02)	$(0.04)	$0.01

Weighted-average unvested shares as of July 31, 2014 totaling 647,196 were not included in the computation of basic and diluted net loss per share for the nine months ended July 31, 2014 (because to include such shares would have been antidilutive, or in other words, to do so would have reduced the net loss per share for that period).

Weighted-average unvested shares as of July 31, 2013 totaling 627,558 were not included in the computation of basic and diluted net loss per share for the three months ended July 31, 2013 (because to include such shares would have been antidilutive, or in other words, to do so would have reduced the net loss per share for that period).

(9)	Shareholders’ Equity

The Company has a plan, approved by its Board of Directors on September 20, 2012, to purchase and retire up to 320,000 shares of the Company’s common stock, or approximately 4.9% of the shares then outstanding. At the time the plan was approved, the Company anticipated that the purchases would be made over a 12- to 24-month period, but there is no definite time period for repurchase. As of July 31, 2014, the Company had 110,100 shares of its outstanding common stock remaining to purchase under this plan.

On July 15, 2014, the Company declared a quarterly cash dividend of $0.02 per share on its common stock totaling $138,487. This amount is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of July 31, 2014.

(10)	Segment Information and Business and Credit Concentrations

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of July 31, 2014 and October 31, 2013 have been adequately provided for in the condensed consolidated financial statements.

For the three months and nine months ended July 31, 2014, 16.8% and 12.7%, respectively, of consolidated net sales were attributable to one customer. For the three months ended July 31, 2013, 10.6% of consolidated net sales were attributable to one customer. No single customer accounted for more than 10% of the Company’s consolidated net sales during the nine months ended July 31, 2013.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2014

(Unaudited)

For the nine months ended July 31, 2014 and 2013, approximately 77% and 70%, respectively, of consolidated net sales were from customers in the United States, and approximately 23% and 30%, respectively, were from customers outside of the United States.

The Company has a single reportable segment for purposes of segment reporting, exclusive of Centric Solutions LLC (“Centric Solutions”). For the three months and nine months ended July 31, 2014, Centric Solutions generated revenues, net of intercompany sales, totaling $355,671 and $911,075, respectively, and operating losses of $59,938 and $245,716, respectively. For the three months and nine months ended July 31, 2013, Centric Solutions generated revenues, net of intercompany sales, totaling $331,753 and $1,209,079, respectively, and operating losses of $82,890 and $22,970, respectively. Total assets of Centric Solutions of approximately $324,000 (net of intercompany amounts) are included in the total consolidated assets of the Company as of July 31, 2014.

(11)	Contingencies

From time to time, the Company is involved in various claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

(12)	New Accounting Standards Not Yet Adopted

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in ASU 2013-11 clarify that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, then the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013, with early adoption permitted. The adoption of ASU 2013-11 is not expected to have a material impact on the Company's results of operations, financial position or liquidity or its related financial statement disclosures.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model that expands disclosure requirements and requires an entity to recognize revenue when promised goods or services are transferred to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, and interim periods therein, and early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this guidance on the Company's results of operations, financial position and liquidity and its related financial statement disclosures.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months and Nine Months Ended July 31, 2014

(Unaudited)

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

Overview of Optical Cable Corporation

Optical Cable Corporation (or OCC®) is a leading manufacturer of a broad range of fiber optic and copper data communication cabling and connectivity solutions primarily for the enterprise market, offering an integrated suite of high quality products which operate as a system solution or seamlessly integrate with other providers’ offerings. Our product offerings include designs for uses ranging from commercial, enterprise network, datacenter, residential and campus installations to customized products for specialty applications and harsh environments, including military, industrial, mining and broadcast applications. Our products include fiber optic and copper cabling, fiber optic and copper connectors, specialty fiber optic and copper connectors, fiber optic and copper patch cords, pre-terminated fiber optic and copper cable assemblies, racks, cabinets, datacom enclosures, patch panels, face plates, multi-media boxes, and other cable and connectivity management accessories, and are designed to meet the most demanding needs of end-users, delivering a high degree of reliability and outstanding performance characteristics.

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

We market and sell the products manufactured at our Dallas facility through our wholly owned subsidiary Applied Optical Systems, Inc. (“AOS”) under the names Optical Cable Corporation and OCC® by the efforts of our integrated OCC sales team.

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

Summary of Company Performance for Third Quarter and First Nine Months of Fiscal Year 2014

During the third quarter of fiscal year 2014, we continued to see the benefit of our ongoing sales initiatives, and we continued to focus on streamlining operations. Consolidated net sales increased 7.2% during the third quarter and gross profit increased 19.7%, in both cases when compared to the same period last year. Additionally, we reported significant improvement in our bottom line results during the third quarter. We anticipate that OCC will also benefit as we complete the launch of a number of new products which have been in development throughout fiscal year 2014.

As part of our ongoing efforts to streamline operations, we eliminated a number of positions at the end of the third quarter. We believe this reorganization initiative will provide both short- and long-term savings. We estimate our prospective expense savings from the elimination of these positions, and from other positions eliminated earlier in fiscal year 2014, to be approximately $1.0 million per year. Our reorganization initiatives resulted in additional nonrecurring expenses totaling $138,000 during the third quarter of fiscal year 2014 (in addition to similar expenses totaling $226,000 recognized during the first half of fiscal year 2014).

OCC’s performance highlights for the third quarter and nine months ended July 31, 2014 included the following:

●

Consolidated net sales for the third quarter of fiscal year 2014 were $21.0 million, an increase of 7.2% when compared to net sales of $19.6 million for the third quarter of fiscal year 2013. Consolidated net sales for the nine months ended July 31, 2014 increased 3.0% to $57.7 million, compared to consolidated net sales of $56.0 million for the first nine months of fiscal year 2013.

●

Gross profit grew 19.7% in the third quarter to $7.3 million, compared to $6.1 million for the third quarter of fiscal year 2013. Gross profit was $19.4 million for the first nine months of fiscal year 2014, compared to $19.3 million for the same period last year, as we continued to overcome the challenges of the first quarter of fiscal year 2014.

●

Gross profit margin (gross profit as a percentage of net sales) was 34.9% during the third quarter of fiscal year 2014, compared to 31.3% during the same period last year. Gross profit margin was 33.6% during the first nine months of fiscal year 2014, compared to 34.5% for the nine months ended July 31, 2013.

●

We reported net income attributable to OCC of $292,000, or $0.04 per share, during the third quarter of fiscal year 2014, compared to a net loss attributable to OCC of $125,000, or $0.02 per share, for the comparable period last year. We reported a net loss attributable to OCC of $263,000, or $0.04 per share, during the first nine months of fiscal year 2014, compared to net income of $48,000, or $0.01 per share, for the comparable period last year.

●	OCC generated $1.9 million of cash flow from operating activities during the first nine months of fiscal year 2014.

●

OCC continued to provide returns to shareholders in the form of a quarterly dividend during the third quarter of fiscal year 2014. OCC’s current regular dividend rate is $0.02 per share per quarter, implying an annual dividend rate of $0.08 per share. Additionally, we repurchased and retired 13,400 shares of our common stock during the third quarter of fiscal year 2014, returning an additional $56,000 in capital to our shareholders.

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

Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may vary based on changes in product mix. Additionally, gross profit margins tend to be higher when we achieve higher net sales levels, as certain fixed manufacturing costs are spread over higher sales.

Selling, general and administrative expenses (“SG&A expenses”) consist of the compensation costs for sales and marketing personnel, shipping costs, trade show expenses, customer support expenses, travel expenses, advertising, bad debt expense, the compensation costs for administration and management personnel, legal, accounting, advisory and professional fees, costs incurred to settle litigation or claims and other actions against us, and other costs associated with our operations.

Royalty expense, net consists of royalty and related expenses, net of royalty income earned on licenses associated with our patented products.

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

Other expense, net consists of interest expense and other miscellaneous income and expense items not directly attributable to our operations.

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended			Nine Months Ended
	July 31,		Percent	July 31,		Percent
	2014	2013	Change	2014	2013	Change
Net sales	$21,004,000	$19,602,000	7.2%	$57,730,000	$56,022,000	3.0%
Gross profit	7,338,000	6,129,000	19.7%	19,406,000	19,319,000	0.5%
SG&A expenses	6,756,000	6,152,000	9.8%	19,638,000	18,746,000	4.8%
Net income (loss) attributable to OCC	292,000	(125,000)	334.7%	(263,000)	48,000	(651.3)%

Three Months Ended July 31, 2014 and 2013

Net Sales

Consolidated net sales for the third quarter of fiscal year 2014 increased 7.2% to $21.0 million compared to net sales of $19.6 million for the same period last year. The increase in net sales is primarily due to the fact that we recognized net sales totaling $3.5 million during the third quarter of fiscal year 2014 as the result of a number of large orders for one customer, compared to net sales of $1.6 million for the same period in fiscal year 2013. We experienced an increase in net sales in our commercial markets in the third quarter of fiscal year 2014 compared to the same period last year, but this increase was partially offset by a decrease in net sales in our specialty markets.

Net sales to customers in the United States increased 18.0% in the third quarter of fiscal year 2014, compared to the same period last year, while net sales to customers outside of the United States decreased 22.4%.

Subsequent to the end of the third quarter of this year, we have seen an increase in our sales order backlog/forward load—particularly for our fiber optic cable products. Generally, OCC’s consolidated sales order backlog/forward load varies throughout the year between approximately 3 to 4 weeks of net sales, or approximately $5 million to $6 million. At the end of August 2014, our sales order backlog/forward load was $9.2 million, or approximately 6 to 7 weeks of net sales (on a trailing 12 month basis). As a result of our elevated sales order backlog/forward load, at this time, we believe it is likely we will see a positive impact on net sales during the fourth quarter of fiscal year 2014.

Gross Profit

Our gross profit increased 19.7% to $7.3 million in the third quarter of fiscal year 2014, compared to $6.1 million in the third quarter of fiscal year 2013. Gross profit margin, or gross profit as a percentage of net sales, was 34.9% in the third quarter of fiscal year 2014 compared to 31.3% in the third quarter of fiscal year 2013.

Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may vary based on changes in product mix. During the third quarter of fiscal year 2013, gross profit margin was negatively impacted by lower net sales, as certain fixed manufacturing costs were spread over lower sales. Additionally, in the third quarter of fiscal year 2013 we experienced an increase in certain production costs at our Roanoke facility in order to further expand the breadth of our production capabilities to support future growth, as well as to accommodate potential higher levels of production from anticipated future sales opportunities.

Selling, General, and Administrative Expenses

SG&A expenses increased 9.8% to $6.8 million during the third quarter of fiscal year 2014, compared to $6.2 million for the same period last year. SG&A expenses as a percentage of net sales were 32.2% in the third quarter of fiscal year 2014 compared to 31.4% in the third quarter of fiscal year 2013. By comparison, SG&A expenses as a percentage of net sales during the second quarter of fiscal year 2014 were 33.9%.

The increase in SG&A expenses during the third quarter of fiscal year 2014 compared to the same period last year was primarily due to increased legal and professional fees, reorganization initiatives and employee related costs. Compensation costs have increased when comparing the third quarter of fiscal 2014 to the comparable period in fiscal year 2013 largely as a result of increases in commissions and employee incentives due to increased net sales and the improved financial results during the third quarter of fiscal year 2014. We also recorded nonrecurring expenses totaling $138,000 during the third quarter of fiscal year 2014 that did not occur in fiscal year 2013 related to the elimination of certain positions at the end of the third quarter as part of our ongoing efforts to streamline operations. We believe the reorganization initiatives will provide both short- and long-term savings. We estimate our prospective expense savings from the elimination of these positions, and from other positions eliminated earlier in fiscal year 2014, to be approximately $1.0 million per year.

Royalty Expense, Net

We recognized royalty expense, net of royalty income, totaling $32,000 during the third quarter of fiscal year 2014, compared to $64,000 during the same period last year. We expect the trend of royalty expense largely or completely offsetting royalty income to continue in fiscal year 2014 as a result of the decline in royalty income due to the expiration of patents for licensed products.

Amortization of Intangible Assets

We recognized $10,000 of amortization expense, associated with intangible assets, for the third quarter of fiscal year 2014, compared to $14,000 during the third quarter of fiscal year 2013. The decrease in amortization expense, when comparing the two periods, is primarily due to the fact that the purchased developed technology asset, acquired in connection with the acquisition of SMP Data Communications in 2008, was fully amortized during fiscal year 2013.

Other Expense, Net

We recognized other expense, net in the third quarter of fiscal year 2014 of $106,000 compared to $118,000 in the third quarter of fiscal year 2013. Other expense, net is comprised of interest expense and other miscellaneous items which may fluctuate from period to period.

Income (Loss) Before Income Taxes

We reported income before income taxes of $433,000 for the third quarter of fiscal year 2014 compared to a loss before income taxes of $219,000 for the third quarter of fiscal year 2013. This change was primarily due to the increase in gross profit of $1.2 million, partially offset by the increase in SG&A expenses of $604,000, compared to the same period in 2013.

Income Tax Expense (Benefit)

Income tax expense totaled $155,000 in the third quarter of fiscal year 2014 compared to income tax benefit of $75,000 for the same period in fiscal year 2013. Our effective tax rate for the third quarter of fiscal year 2014 was 35.8% compared to 34.2% for the third quarter of fiscal year 2013.

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

Net Income (Loss)

Net income attributable to OCC for the third quarter of fiscal year 2014 was $292,000 compared to net loss attributable to OCC of $125,000 for the third quarter of fiscal year 2013. This change was due primarily to the increase in income before taxes of $652,000, partially offset by the increase in income taxes of $230,000, in the third quarter of fiscal year 2014, compared to the same period in fiscal year 2013.

Nine Months Ended July 31, 2014 and 2013

Net Sales

Consolidated net sales for the first nine months of fiscal year 2014 increased 3.0% to $57.7 million, compared to net sales of $56.0 million for the same period last year. The increase in net sales is primarily due to the fact that we recognized net sales totaling $7.3 million in the first nine months of fiscal year 2014 as the result of a number of large orders for one customer, compared to net sales of $3.7 million for the same period in fiscal year 2013. We experienced an increase in net sales during the first nine months of fiscal year 2014 in our commercial markets compared to the same period last year, but this increase was offset by decreases in net sales in our specialty markets.

Net sales to customers in the United States increased 13.1% in the first nine months of fiscal year 2014 compared to the same period last year, while net sales to customers outside of the United States decreased 20.3%.

Subsequent to the end of the third quarter of this year, we have seen an increase in our sales order backlog/forward load—particularly for our fiber optic cable products. Generally, OCC’s consolidated sales order backlog/forward load varies throughout the year between approximately 3 to 4 weeks of net sales, or approximately $5 million to $6 million. At the end of August 2014, our sales order backlog/forward load was $9.2 million, or approximately 6 to 7 weeks of net sales (on a trailing 12 month basis). As a result of our elevated sales order backlog/forward load, at this time, we believe it is likely we will see a positive impact on net sales during the fourth quarter of fiscal year 2014.

Gross Profit

Our gross profit was $19.4 million in the first nine months of fiscal year 2014, an increase of less than one percent compared to $19.3 million in the first nine months of fiscal year 2013. Gross profit margin, or gross profit as a percentage of net sales, was 33.6% in the first nine months of fiscal year 2014 compared to 34.5% in the first nine months of fiscal year 2013.

Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may vary based on changes in product mix. The lower gross profit margin in the first nine months of fiscal year 2014 when compared to the same period in fiscal year 2013 is attributable to (i) the negative impact of lower net sales during the first quarter of fiscal year 2014, as certain fixed manufacturing costs were spread over lower sales during that period, and (ii) an increase in sales of certain products that negatively impacted our gross profit margin during the second quarter of fiscal year 2014.

Selling, General, and Administrative Expenses

SG&A expenses increased 4.8% to $19.6 million for the first nine months of fiscal year 2014 from $18.7 million for the same period last year. SG&A expenses as a percentage of net sales were 34.0% in the first nine months of fiscal year 2014 compared to 33.5% in the first nine months of fiscal year 2013.

The increase in SG&A expenses during the first nine months of 2014 compared to the same period last year was primarily due to increased legal and professional fees, reorganization initiatives and employee related costs. Compensation costs have increased when comparing the first nine months of fiscal 2014 to the comparable period in fiscal year 2013 largely as a result of increases in commissions and employee incentives due to increased net sales during the first nine months of fiscal year 2014. We also recorded nonrecurring expenses totaling $364,000 in the first nine months of fiscal year 2014 that did not occur during the first nine months of fiscal year 2013 related to the elimination of certain positions as part of our ongoing efforts to streamline operations. We believe the reorganization initiatives will provide both short- and long-term savings. We estimate our prospective expense savings from the elimination of these positions, and from other positions eliminated earlier in fiscal year 2014, to be approximately $1.0 million per year.

Royalty Expense, Net

We recognized royalty expense, net of royalty income, totaling $79,000 during the first nine months of fiscal year 2014, compared to $69,000 during the same period last year. We expect the trend of royalty expense largely or completely offsetting royalty income to continue in fiscal year 2014 as a result of the decline in royalty income due to the expiration of patents for licensed products.

Amortization of Intangible Assets

We recognized $30,000 of amortization expense, associated with intangible assets, for the first nine months of fiscal year 2014, compared to amortization expense of $60,000 during the first nine months of fiscal year 2013. The decrease in amortization expense, when comparing the two periods, is primarily due to the fact that the purchased developed technology asset, acquired in connection with the acquisition of SMP Data Communications in 2008, was fully amortized during fiscal year 2013.

Other Expense, Net

We recognized other expense, net in the first nine months of fiscal year 2014 of $307,000 compared to $354,000 in the first nine months of fiscal year 2013. Other expense, net is comprised of interest expense and other miscellaneous items which may fluctuate from period to period.

Income (Loss) Before Income Taxes

We reported a loss before income taxes of $647,000 for the first nine months of fiscal year 2014, compared to income before income taxes of $90,000 for the first nine months of fiscal year 2013. This change was primarily due to the increase in SG&A expenses of $892,000 in the first nine months of fiscal year 2014.

Income Tax Expense (Benefit)

Income tax benefit totaled $325,000 in the first nine months of fiscal year 2014 compared to income tax expense of $47,000 for the same period in fiscal year 2013. Our effective tax rate for the first nine months of fiscal year 2014 was 50.3% compared to 52.9% for the first nine months of fiscal year 2013.

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

Net Income (Loss)

Net loss attributable to OCC for the first nine months of fiscal year 2014 was $263,000 compared to net income attributable to OCC of $48,000 for the first nine months of fiscal year 2013. The change was due primarily to the decrease in income before taxes of $737,000 in the first nine months of fiscal year 2014, partially offset by the decrease in income taxes of $373,000, in the first nine months of fiscal year 2014, compared to the same period in fiscal year 2013.

Financial Condition

Total assets increased $1.9 million, or 4.2%, to $47.3 million at July 31, 2014, from $45.4 million at October 31, 2013. This increase was primarily due to a $1.9 million increase in trade accounts receivable, net, a $458,000 increase in property, plant and equipment and a $613,000 increase in income taxes refundable, partially offset by a $963,000 decrease in inventories. The increase in trade accounts receivable, net largely resulted from the increase in net sales in the third quarter of fiscal year 2014 when compared to the fourth quarter of fiscal year 2013 and the timing of collections. The increase in property, plant and equipment is primarily due to the capital investments we have made in fiscal year 2014 to upgrade existing and add new manufacturing equipment at our fiber optic cable production facility. The increase in taxes refundable is primarily a result of our projected effective tax rate for the year being applied to our loss before income taxes for the first nine months of the year. The decrease in inventories is largely due to the timing of certain raw material purchases.

Total liabilities increased $2.1 million, or 13.0%, to $17.9 million at July 31, 2014, from $15.9 million at October 31, 2013. The increase in total liabilities was primarily due to a $2.0 million increase in accounts payable and accrued expenses, including accrued compensation and payroll taxes, and a $500,000 increase in note payable to bank under our revolving line of credit. Accounts payable and accrued expenses, including accrued compensation and payroll taxes, increased primarily due to the timing of certain raw material purchases when comparing the two periods and the timing of certain vendor and payroll related payments.

Total shareholders’ equity attributable to OCC at July 31, 2014 decreased $110,000 in the first nine months of fiscal year 2014. The decrease resulted primarily from a net loss attributable to OCC of $263,000, dividends declared of $408,000 and the repurchase and retirement of our common stock for $56,000, partially offset by share-based compensation, net of $599,000.

Liquidity and Capital Resources

Our primary capital needs during the first nine months of fiscal year 2014 have been to fund working capital requirements and capital expenditures. Our primary source of capital for these purposes has been existing cash, borrowings under our revolving credit facility and cash provided by operations. As of July 31, 2014 and October 31, 2013, we had outstanding loan balances under our revolving credit facility totaling $3.0 million and $2.5 million, respectively. As of July 31, 2014 and October 31, 2013, we had outstanding loan balances, excluding our revolving credit facility, totaling $7.6 million and $7.8 million, respectively.

Our cash totaled $470,000 as of July 31, 2014, a decrease of $280,000, compared to $750,000 as of October 31, 2013. The decrease in cash for the nine months ended July 31, 2014 primarily resulted from capital expenditures totaling $1.8 million and net cash used in financing activities totaling $227,000, partially offset by cash provided by operating activities of $1.9 million.

On July 31, 2014, we had working capital of $26.4 million compared to $27.0 million on October 31, 2013. The ratio of current assets to current liabilities as of July 31, 2014 was 4.9 to 1 compared to 6.6 to 1 as of October 31, 2013. The decrease in working capital and in the current ratio was primarily due to the $2.0 million increase in accounts payable and accrued expenses, including accrued compensation and payroll taxes and the $963,000 decrease in inventories, partially offset by the $1.9 million increase in trade accounts receivable, net.

Net Cash

Net cash provided by operating activities was $1.9 million in the first nine months of fiscal year 2014, compared to $1.4 million in the first nine months of fiscal year 2013. Net cash provided by operating activities during the first nine months of fiscal year 2014 primarily resulted from certain adjustments to reconcile a net loss of $322,000 to net cash provided by operating activities, including depreciation, amortization and accretion of $1.4 million and share-based compensation expense of $694,000. Additionally, the cash flow impact of increases in accounts payable and accrued expenses, including accrued compensation and payroll taxes, of $1.8 million and the decrease in inventories of $963,000 further contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by the cash flow impact of increases in trade accounts receivable, net of $2.0 million.

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

Net cash used in investing activities totaled $1.9 million in the first nine months of fiscal year 2014, compared to $2.8 million in the first nine months of fiscal year 2013. Net cash used in investing activities during the first nine months of fiscal years 2014 and 2013 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment.

Net cash used in financing activities totaled $227,000 in the first nine months of fiscal year 2014, compared to net cash provided by financing activities of $1.4 million in the first nine months of fiscal year 2013. Net cash used in financing activities in the first nine months of fiscal year 2014 resulted primarily from the $401,000 payment of dividends previously declared and the payment of $194,000 of principal on our long-term debt in accordance with the related amortization schedules, partially offset by proceeds from a note payable to our bank under our revolving line of credit, net of repayments, of $500,000.

Net cash provided by financing activities in the first nine months of fiscal year 2013 resulted primarily from proceeds from a note payable to our bank under our revolving line of credit, net of repayments, of $2.8 million, partially offset by the repurchase and retirement of 129,500 shares of our common stock for $543,000, payroll taxes withheld and remitted on share-based payment of $338,000, and the $347,000 payment of dividends previously declared.

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

On August 11, 2014, subsequent to our fiscal third quarter, we entered into a commercial note renewal (“Binding Letter of Renewal”) extending the maturity date of the Commercial Loan to August 31, 2016. The Binding Letter of Renewal only extends the maturity date of the Commercial Loan. All other terms of the Commercial Loan remain unaltered and remain in full force and effect. Within the revolving loan limit of the Commercial Loan and Binding Letter of Renewal, we may borrow, repay, and reborrow, at any time until August 31, 2016.

Advances under the Commercial Loan accrue interest at LIBOR plus 2.2% (resulting in a 2.35% rate at July 31, 2014). Accrued interest on the outstanding principal balance is due on the first day of each month, with all then outstanding principal, interest, fees and costs due at the Commercial Loan maturity date of August 31, 2016, the extended maturity date of the Commercial Loan.

The Commercial Loan is secured by a first priority lien on all of our inventory, accounts, general intangibles, deposit accounts, instruments, investment property, letter of credit rights, commercial tort claims, documents and chattel paper.

As of July 31, 2014, we had $3.0 million of outstanding borrowings on our Commercial Loan and $6.0 million in available credit.

Capital Expenditures

For the nine months ended July 31, 2014, we have spent approximately $1.2 million to upgrade existing and add new manufacturing equipment at our fiber optic cable production facility in order to further improve our production capabilities. As of July 31, 2014, we did not have any material commitments for capital expenditures. During our 2014 fiscal year budgeting process, we included an estimate for capital expenditures of $2.8 million for the year. These expenditures will be funded out of our working capital or borrowings under our credit facilities. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Historically, we have spent less than our budgeted capital expenditures in any given year.

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

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2013 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2013 Form 10-K did not change during the period from November 1, 2013 through July 31, 2014.

New Accounting Considerations

In July 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in ASU 2013-11 clarify that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, then the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013, with early adoption permitted. The adoption of ASU 2013-11 is not expected to have a material impact on our results of operations, financial position or liquidity or our related financial statement disclosures.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model that expands disclosure requirements and requires an entity to recognize revenue when promised goods or services are transferred to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods therein, and early adoption is not permitted. We are currently evaluating the impact of the adoption of this guidance on our results of operations, financial position and liquidity and our related financial statement disclosures.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2014. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2014, and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its common stock for the three months ended July 31, 2014:

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
May 1, 2014 – May 31, 2014	—	—	—	123,500

June 1, 2014 – June 30, 2014	1,900	3.98	1,900	121,600

July 1, 2014 – July 31, 2014	11,500	4.20	11,500	110,100

(1)

On September 20, 2012, the Company’s Board of Directors approved a plan to purchase and retire up to 320,000 shares of the Company’s common stock, or approximately 4.9% of the shares then outstanding. The Company, at that time, anticipated that the purchases would be made over a 12- to 24-month period unless the entire number of shares expected to be purchased under the plan was sooner acquired. For the three month period ended July 31, 2014, the Company repurchased and retired 13,400 shares of its outstanding common stock. The repurchases, including brokerage and legal fees, for the three month period ended July 31, 2014 totaled approximately $56,000.

(2)

The average price paid per share set forth above includes the purchase price paid for the shares, and brokerage and legal fees paid by the Company. The average purchase price per share (excluding brokerage and legal fees) paid by the Company for the three months ended July 31, 2014 was $4.13.

After the Company's purchase and retirement of shares of its common stock as set forth in the table above, the Company had 6,909,059 shares of common stock issued and outstanding at July 31, 2014. Employees of the Company and members of the Board of Directors owned at least 35.3% of the shares outstanding as of July 31, 2014, including shares still subject to potential forfeiture based on vesting requirements.

PART II. OTHER INFORMATION

Item 6. Exhibits

The exhibits listed on the Exhibit Index are filed as part of, and incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: September 10, 2014	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: September 10, 2014	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

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

4.25

Binding Letter of Renewal dated August 11, 2014 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 11, 2014).

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at July 31, 2014 and October 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended July 31, 2014 and 2013, (iii) Condensed Consolidated Statement of Shareholders’ Equity for the nine months ended July 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2014 and 2013, and (v) Condensed Notes to Condensed Consolidated Financial Statements. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.