Form 10-K
period 2014-10-31
OPTICAL CABLE CORP
filed 2014-12-19
CIK 1000230

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

Form 10-K

 ________________________________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes   ☐    No  ☒

The aggregate market value of the registrant’s Common Stock, no par value, held by non-affiliates of the registrant (without admitting any person whose shares are not included in determining such value is an affiliate) as of April 30, 2014, the last business day of the Company’s most recent second quarter was $20,657,234 based upon the closing price of these shares as reported by the Nasdaq Global Market on April 30, 2014.

As of December 12, 2014, the Company had outstanding 6,839,778 common shares.

 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report filed as Exhibit 13.1 to this report on Form 10-K are incorporated by reference in Part II of this Form 10-K Report: “Corporate Information,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” and “Report of Independent Registered Public Accounting Firm.” In addition, portions of the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K Report: “Election of Directors,” “Beneficial Ownership of Securities,” “Compensation of Executive Officers,” “Compensation of Directors,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “Code of Ethics,” “Executive Compensation,” “Beneficial Ownership of Securities,” “Equity Compensation Plans Information,” “Certain Relationships and Related Transactions,” “Independent Registered Public Accounting Firm,” and “Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Registered Public Accounting Firm.”

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

Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) is a leading manufacturer of a broad range of fiber optic and copper data communication cabling and connectivity solutions primarily for the enterprise market (or non-carrier market), offering an integrated suite of high quality products which operate as a system solution or seamlessly integrate with other providers’ offerings. OCC’s product offerings include designs for uses ranging from commercial, enterprise network, datacenter, residential and campus installations to customized products for specialty applications and harsh environments, including military, industrial, mining, petrochemical, wireless carrier and broadcast applications. OCC products include fiber optic and copper cabling, fiber optic and copper connectors, specialty fiber optic and copper connectors, fiber optic and copper patch cords, pre-terminated fiber optic and copper cable assemblies, racks, cabinets, datacom enclosures, patch panels, face plates, multi-media boxes, fiber optic reels and accessories and other cable and connectivity management accessories, and are designed to meet the most demanding needs of end-users, delivering a high degree of reliability and outstanding performance characteristics.

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

Optical Cable Corporation owns 70% of the authorized membership interests of Centric Solutions LLC (“Centric Solutions”). Centric Solutions is a business founded in 2008 that provides turnkey cabling and connectivity solutions for the datacenter market. Centric Solutions operates and goes to market independently from Optical Cable Corporation; however, in some cases, Centric Solutions may offer products from OCC’s product offering.

Optical Cable Corporation, OCC®, Procyon®, Superior Modular Products, SMP Data Communications, Applied Optical Systems, and associated logos are trademarks of Optical Cable Corporation.

Products

OCC® is a leading manufacturer of a broad range of fiber optic and copper data communication cabling and connectivity solutions primarily for the enterprise market (or non-carrier market), offering an integrated suite of high quality, warranted products which operate as a system solution or seamlessly integrate with other providers’ offerings. OCC’s product offerings include designs for uses ranging from commercial, enterprise network, datacenter, residential and campus installations to customized products for specialty applications and harsh environments, including military, industrial, mining, petrochemical, wireless carrier and broadcast applications. OCC products include fiber optic and copper cabling, fiber optic and copper connectors, specialty fiber optic and copper connectors, fiber optic and copper patch cords, pre-terminated fiber optic and copper cable assemblies, racks, cabinets, datacom enclosures, fiber optic and copper patch panels, face plates, multi-media boxes, fiber optic reels and accessories and other cable and connectivity management accessories. Our products are designed to meet the most demanding needs of end-users, delivering a high degree of reliability and outstanding performance characteristics.

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

Our product line is diverse and versatile, in keeping with evolving application needs of customers within our markets. Our tight-buffered fiber optic cables address a wide range of needs, primarily for the enterprise market (or non-carrier market) ranging from commercial, enterprise network, data center, residential and campus installations, as well as the needs for the specialty and harsh environment markets including military, industrial, mining, petrochemical, wireless carrier and broadcast applications, and to a lesser extent the access market. Our patented tight-buffered fiber unit cables have both high fiber-count and rugged performance in a compact and lightweight design. We believe that we offer the most comprehensive tight-buffered fiber optic cable product offering for the enterprise market.

We produce fiber optic cables for specialized installations, including various hybrid cables and cables with specialty fibers. We can armor fiber optic cables for additional protection in certain installations. We offer cables suitable for underground or overhead installations. For overhead installations, we offer several self-supporting fiber optic cables including aerial messenger cables which feature self-supporting construction. We have fiber optic cables available in various flammability ratings. We offer cables combining different types of optical fiber and/or copper wires, with copper wires being used as power feeds or to facilitate the transition from copper wire to optical fiber-based systems without further installation of fiber optic cables. Our composite cables include a line of security cables which combine copper power feeds with optical fiber in the cables making them particularly well suited for surveillance cameras and other specialty applications. We also design and manufacture specialty fiber optic cables, such as for use in Fiber-to-the-Antenna (“FTTA”) products for cell tower build-outs, military ground tactical, industrial (including tray cables), mining, deployable broadcast, oil and gas, festoon, pierside and high density datacenter applications. Our product offering further includes fiber optic cables complying with or certified to various standards for specialty applications, such as: U.S. Department of Defense MIL-PRF-85045/8B qualifications for military ground tactical fiber optic cable; Det Norske Veritas (DNV) type approval certificate for marine shipboard and offshore platform applications; U.S. Mine Safety and Health Administration (MSHA) approval for use in mines; and American Bureau of Shipping (ABS) type approved cables. We also offer our customers a variety of customized constructions to meet their specific communication needs.

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

Fiber Optic Connectivity Products. Our fiber optic connectivity products provide customers a comprehensive line of fiber optic system solutions for the equipment room, the telecommunications closet, the datacenter and the workstation, including unique infrastructure and cabling solutions for Passive Optical LAN (“POL”) installations. Our product offering includes fiber optic wall mount, cabinet mount and rack mount enclosures, pre-terminated fiber optic enclosures, fiber optic connectors, splice trays, fiber optic jumpers, plug and play cassette modules, pre-terminated fiber optic cable assemblies, adapters, and accessories.

Copper Connectivity Products. OCC’s copper enterprise connectivity products offer customers a comprehensive line of copper system solutions and line of component compliant products necessary for high speed data and voice applications in the datacenter, the telecommunications closet, the equipment room and at the workstation. Our product offering includes: category compliant patch panels, jacks (standard keystone or proprietary bezel configuration), plugs, patch cords, faceplates, surface mounted boxes, distribution and multi-media boxes, copper rack mount and wall mount enclosures, cable assemblies, cable organizers, and other wiring products. OCC provides products compliant with Category 6A, 6 and 5e standards in both shielded and unshielded offerings and industry recognized Category 8 test qualification fixtures and Category 8 plugs. OCC pioneered the required technology for high performance twisted pair cabling and RJ45 connectivity applications to Ethernet, holding multiple patents for electrical performance and usability features.

Cabinets, Racks and Enclosures. We offer a wide array of high-performance network, data storage and telecommunications management systems for commercial and residential use. Our product line includes data cabinets, wall mount enclosures, horizontal and vertical cable management systems and open frame relay racks. These products meet the demands of all network segments including LAN, WAN, Metro co-location, POPs and Gateways. Our products serve the equipment, cross-connect and termination needs for copper, fiber optic and coaxial multi-media applications as well as wall mount and space saving UL listed ceiling mount enclosures for Passive Optical LANs.

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

Applied Interconnect Systems Products

We design, manufacture, market and sell specialty fiber optic connectors and connectivity components, certain ruggedized copper datacom connectors, and related deployable systems and solutions for military and harsh environment applications. For deployable applications, we manufacture a full range of tactical fiber optic connectors that conform to U.S. Department of Defense standards, such as MIL-PRF-29504, MIL-DTL-83522, MIL-DTL-83526, NAVSEA 7379171, NAVSEA 7379172. In addition to military specified products, we also manufacture commercial grade versions of cylindrical connector products including EZ-MATE™, MHC®-II and F-LINK™. Many of our products utilize a hermaphroditic design that allows for concatenation of assemblies without regard to connector gender. This design allows for quick and easy deployment and retrieval. To provide more comprehensive interconnect solutions, we designed and developed a complete family of lightweight reels and accessories. Our patented lightweight reels and lightweight reel stands are approved for use by the United States Army. We manufacture cylindrical connector product for fixed fiber optic or applications requiring optical fiber and copper connections in the same connector. We fabricate a wide variety of simplex, duplex and multi-channel fiber optic assemblies for uses as varied as mining, oil & gas, petrochemical, broadcast, industrial and military applications. Our product offering also includes a full product line of ruggedized RJ45 connectors.

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

Competitive Business Conditions, Positions in the Industry and Methods of Competition

The fiber optic and copper data communications cables and connectivity enterprise markets and other short- to moderate-distance markets are highly competitive. Our fiber optic cable product lines compete with products of large, integrated fiber optic cable manufacturers such as Corning Cable Systems, General Cable, Belden, Nexans (including Berk-Tek), CommScope, AFL and others. Our copper cable product lines compete with products of large copper cable manufacturers such as General Cable, Belden, Nexans (including Berk-Tek), CommScope and others. Our fiber optic and copper connectivity product lines compete with products of large fiber optic and copper connectivity manufacturers such as CommScope (including its Systimax product lines), Corning Cable Systems, Leviton, Ortronics/Legrand, Panduit and others. Our military and harsh environment connectivity product lines compete with products of Amphenol, Delphi, Tyco and others.

Some of our competitors are more established, benefit from greater market recognition and have much greater financial, research and development, production and marketing resources than we do. Competition could increase if new companies enter the market or if existing competitors expand their product lines.

Compliance with Environmental Laws

We are not aware of any material violations at our facilities of any local, state or federal environmental laws. We have not incurred any material expenditures related to environmental compliance during our 2014 fiscal year. We believe that we have materially complied with all applicable environmental regulations.

Research and Development Activities

Research and development costs totaled $1.4 million, $1.4 million and $1.3 million for the fiscal years ended October 31, 2014, 2013 and 2012, respectively. Our research and development costs related to a variety of research projects performed in connection with our enterprise connectivity product lines including, but not limited to, Category 8 Field Terminable Plug and Passive Optical LAN. The product development work with respect to our fiber optic cable products and our applied interconnect systems products is generally performed in response to customer product development requests and is characterized as engineering expense allocated to costs of goods sold and selling, general and administrative expenses, rather than characterized as research and development costs.

Customers

We have a global customer base, selling in over 50 countries in fiscal year 2014. The following is a partial list of representative types of end-users of our fiber optic cables and copper and fiber optic connectivity products:

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

•	Wireless Carriers. We design and manufacture various specialty fiber optic and hybrid cables for FTTA applications such as cell phone tower build-outs and upgrades.

•	Original Equipment Manufacturers. We private label a number of our copper connectivity products for other major manufacturers of copper connectivity, including major competitors.

Our extensive technology base and versatile manufacturing processes enable us to respond to diverse customer needs.

Employees

As of October 31, 2014, we employed a total of 361 persons (excluding independent sales representatives and firms and employees of Centric Solutions). None of our employees is represented by a labor union. We have experienced no work stoppages and we continue to take steps we believe appropriate to ensure our employee relations are good.

Item 1A. RISK FACTORS

Item 1A. Risk Factors is not required for a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended.

Certain risk factors that may adversely affect the Company, the Company’s future results of operations and future financial condition, and future market valuation of the Company are mentioned under “Forward-Looking Information” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report for the fiscal year ended October 31, 2014 (filed as Exhibit 13.1 to this report on Form 10-K), and in our Quarterly Reports on Form 10-Q. Such disclosures do not purport to fully comply with the requirements set forth in Item 1A of the Annual Report on Form 10-K.

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

We believe that we are currently operating at approximately 50% of our production equipment capacity on average at our collective manufacturing facilities during fiscal year 2014. Since various production equipment is specialized and our product mix varies, individual manufacturing equipment may operate at higher or lower production capacity during various times during any given period of time.

Additional personnel would need to be hired and trained, additional warehousing space may be needed, and, depending on product mix, certain additional production equipment may need to be acquired, to utilize our excess production equipment capacity at all of our facilities. We can provide no assurance as to the time required to complete the process of hiring and training personnel or acquire and install certain additional production equipment or our ability to secure additional warehousing space, necessary to utilize our excess production capacity.

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

PART II

Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information pertaining to shareholders beneficially owning more than five percent of the Company’s common stock and the security ownership of management, which is set forth under the caption “Beneficial Ownership of Securities” in the Proxy Statement for the 2015 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The Company had 6,839,778 shares of common stock issued and outstanding at October 31, 2014. Employees of the Company and members of the Board of Directors owned at least 34.1% of the shares issued and outstanding at October 31, 2014, including shares still subject to potential forfeiture based on vesting requirements.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock for the three months ended October 31, 2014:

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plan or programs (1)

August 1, 2014 - August 31, 2014	6,000	$4.27	6,000	104,100

September 1, 2014 - September 30, 2014	11,864	$4.43	11,864	92,236

October 1, 2014 - October 31, 2014	13,200	$4.63	13,200	79,036

(1)

On September 20, 2012, the Company’s Board of Directors approved a plan to purchase and retire up to 320,000 shares of the Company’s common stock, or approximately 4.9% of the shares then outstanding. The Company believes that the remaining shares under the program will likely be repurchased over the next twelve months, but there is no definite time period for repurchase. For the three month period ended October 31, 2014, the Company repurchased and retired 31,064 shares of its outstanding common stock. The repurchases, including brokerage and legal fees, for the three month period ended October 31, 2014 totaled approximately $139,000.

(2)

The average price paid per share set forth above includes the purchase price paid for the shares, and brokerage and legal fees paid by the Company. The average purchase price per share (excluding brokerage and legal fees) paid by the Company for the three months ended October 31, 2014 was $4.46.

The information contained under the caption “Corporate Information” of our Annual Report for the fiscal year ended October 31, 2014, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 6.     SELECTED FINANCIAL DATA

Not required for a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended.

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for the fiscal year ended October 31, 2014, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of October 31, 2014, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information contained under the captions “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” and “Report of Independent Registered Public Accounting Firm” of our Annual Report for the fiscal year ended October 31, 2014, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in our accountants and we did not have any disagreements with our accountants on any accounting matter or financial disclosure made during our fiscal year ended October 31, 2014.

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

As of October 31, 2014, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer (principal accounting officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2014.

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

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline. Management conducted an evaluation of the design and effectiveness of the Company’s system of internal control over financial reporting as of October 31, 2014, based on the framework set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of October 31, 2014, the Company’s internal control over financial reporting was effective.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information with respect to the Directors of the registrant, see “Election of Directors,” “Directors,” and “Executive Officers” in the Proxy Statement for the 2015 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

For information with respect to the executive officers of the registrant, see “Executive Officers” in the Proxy Statement for the 2015 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

The information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, which is set forth under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement for the 2015 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning the Company’s code of ethics that applies to the Company’s principal executive officer and the Company’s senior financial officers required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Code of Ethics.”

Item 11. EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation,” and “Director Compensation” in the Proxy Statement for the 2015 Annual Meeting of Shareholders of the Company is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)			(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans:
2011 Amended Stock Incentive Plan	775,060	shares	$	―	110,888	shares
2004 Non-employee Directors Stock Plan	—	shares	$	―	—	shares

Total	775,060	shares	$	―	110,888	shares

(1) Includes restricted shares that are issued and outstanding, but have not yet vested and are subject to forfeiture.

The term “shares” in the table above means our common shares.

The information concerning stock ownership by directors, executive officers and shareholders beneficially owning more than five percent of the Company’s common stock, which is set forth under the caption “Beneficial Ownership of Securities” in the Proxy Statement for the 2015 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning securities authorized for issuance under equity compensation plans required by this Item, pursuant to Item 201(d) of Regulation S-K, is incorporated by reference to the Company’s Proxy Statement under the heading “Equity Compensation Plans Information.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information with respect to certain transactions with management of the Company, which is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement for the 2015 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to certain principal accountant fees and services, which is set forth under the caption “Independent Registered Public Accounting Firm” in the Proxy Statement for the 2015 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

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

4.14

Binding Letter of Renewal dated July 25, 2011 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 26, 2011).

4.15

Binding Letter of Renewal dated July 25, 2012 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 26, 2012).

4.16

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

4.18

Commercial Note dated August 30, 2013 by and between Optical Cable Corporation and SunTrust Bank in the principal amount of $9,000,000 (incorporated herein by reference to exhibit 99.1 to the Company's Current Report on Form 8-K dated September 3, 2013).

4.19

Agreement to Commercial Note dated August 30, 2013 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated September 3, 2013).

4.20

Addendum A to Commercial Note dated August 30, 2013 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated September 3, 2013).

4.21

Sixth Loan Modification Agreement dated August 30, 2013 by and between Optical Cable Corporation, for itself and as successor by merger to Superior Modular Products Incorporated, and Valley Bank (incorporated herein by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K dated September 3, 2013).

4.22

Binding Letter of Renewal date August 11, 2014 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 11, 2014).

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

10.19*

Second Amendment, effective March 14, 2014, to Amended and Restated Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective April 1, 2011, as amended December 18, 2012 (incorporated herein by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2014 filed March 14, 2014.

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

10.22*

Second Amendment, effective March 14, 2014, to Amended and Restated Employment Agreement by and between Optical Cable Corporation and Tracy G. Smith effective April 1, 2011, as amended December 18, 2012 (incorporated herein by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2014 filed March 14, 2014.

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

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended October 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of October 31, 2014 and 2013, (ii) Consolidated Statements of Operations for the years ended October 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the years ended October 31, 2014, 2013 and 2012, and (v) Notes to Consolidated Financial Statements. FILED HEREWITH.

__________________________

*	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTICAL CABLE CORPORATION

Date:	December 19, 2014	By:	/S/ NEIL D. WILKIN, JR.
Neil D. Wilkin, Jr. Chairman of the Board of Directors, President and Chief Executive Officer

Date:	December 19, 2014	By:	/S/ TRACY G. SMITH
Tracy G. Smith Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 19, 2014.

Date:	December 19, 2014	/S/ NEIL D. WILKIN, JR.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date:	December 19, 2014	/S/ RANDALL H. FRAZIER
Randall H. Frazier Director

Date:	December 19, 2014	/S/ JOHN M. HOLLAND
John M. Holland Director

Date:	December 19, 2014	/S/ CRAIG H. WEBER
Craig H. Weber Director

Date:	December 19, 2014	/S/ JOHN B. WILLIAMSON, III
John B. Williamson, III Director