Form 10-Q
period 2015-01-31
OPTICAL CABLE CORP
filed 2015-03-10
CIK 1000230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes☒    No☐, (2) Yes☒    No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of February 27, 2015, 6,723,940 shares of the registrant’s Common Stock, no par value, were outstanding.

optical cable corporation

Form 10-Q Index

Three Months Ended January 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPTICAL CABLE CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	January 31,	October 31,
	2015	2014
Assets
Current assets:
Cash	$688,620	$1,089,507
Trade accounts receivable, net of allowance for doubtful accounts of $59,757 at January 31, 2015 and $92,988 at October 31, 2014	9,053,850	14,076,349
Other receivables	189,348	180,135
Income taxes refundable	153,799	—
Inventories	18,402,610	17,518,119
Prepaid expenses	641,152	578,843
Deferred income taxes - current	1,763,140	1,933,653
Total current assets	30,892,519	35,376,606
Property and equipment, net	12,945,317	13,113,445
Intangible assets, net	462,104	438,696
Deferred income taxes - noncurrent	297,197	320,509
Other assets, net	1,432,598	789,358
Total assets	$46,029,735	$50,038,614
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$272,939	$269,996
Accounts payable and accrued expenses	3,794,483	5,438,519
Accrued compensation and payroll taxes	1,512,182	2,895,100
Income taxes payable	18,788	698,051
Total current liabilities	5,598,392	9,301,666
Note payable to bank	3,000,000	2,500,000
Long-term debt, excluding current installments	7,158,329	7,227,023
Deferred income taxes - noncurrent	58,114	26,038
Other noncurrent liabilities	533,034	677,597
Total liabilities	16,347,869	19,732,324
Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 6,723,940 shares at January 31, 2015 and 6,839,778 shares at October 31, 2014	9,680,636	9,543,686
Retained earnings	20,725,501	21,462,881
Total shareholders’ equity attributable to Optical Cable Corporation	30,406,137	31,006,567
Noncontrolling interest	(724,271)	(700,277)
Total shareholders’ equity	29,681,866	30,306,290
Commitments and contingencies
Total liabilities and shareholders’ equity	$46,029,735	$50,038,614

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

 Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	January 31,
	2015	2014
Net sales	$17,358,844	$16,534,930
Cost of goods sold	11,973,453	11,127,268

Gross profit	5,385,391	5,407,662

Selling, general and administrative expenses	5,720,420	6,045,635
Royalty expense, net	56,163	29,502
Amortization of intangible assets	2,515	9,290

Loss from operations	(393,707)	(676,765)

Other expense, net:
Interest expense	(101,660)	(112,929)
Other, net	(2,254)	22,221

Other expense, net	(103,914)	(90,708)

Loss before income taxes	(497,621)	(767,473)

Income tax benefit	(245,444)	(323,801)

Net loss	$(252,177)	$(443,672)

Net loss attributable to noncontrolling interest	(23,994)	(31,536)

Net loss attributable to OCC	$(228,183)	$(412,136)

Net loss attributable to OCC per share: Basic and diluted	$(0.04)	$(0.07)

Cash dividends declared per common share	$0.02	$0.02

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Three Months Ended January 31, 2015
				Total
				Shareholders’
				Equity		Total
	Common Stock		Retained	Attributable	Noncontrolling	Shareholders’
	Shares	Amount	Earnings	to OCC	Interest	Equity
Balances at October 31, 2014	6,839,778	$9,543,686	$21,462,881	$31,006,567	$(700,277)	$30,306,290

Share-based compensation, net	(36,802)	58,758	—	58,758	—	58,758

Repurchase and retirement of common stock (at cost)	(79,036)	—	(373,982)	(373,982)	—	(373,982)

Common stock dividends declared, $0.02 per share	—	—	(135,215)	(135,215)	—	(135,215)

Excess tax benefits from share-based compensation	—	78,192	—	78,192	—	78,192

Net loss	—	—	(228,183)	(228,183)	(23,994)	(252,177)

Balances at January 31, 2015	6,723,940	$9,680,636	$20,725,501	$30,406,137	$(724,271)	$29,681,866

 See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	January 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(252,177)	$(443,672)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	491,091	478,576
Bad debt recovery	(26,411)	(7,255)
Deferred income tax expense	225,901	36,366
Share-based compensation expense	250,494	155,412
Impact of excess tax benefits from share-based compensation	(78,192)	(3,299)
Loss on sale of property and equipment	4,776	990
(Increase) decrease in:
Trade accounts receivable	5,048,910	1,253,759
Other receivables	(9,213)	84,086
Income taxes refundable	(153,799)	(292,379)
Inventories	(884,491)	(977,758)
Prepaid expenses	(62,309)	(202,205)
Other assets	16,341	—
Increase (decrease) in:
Accounts payable and accrued expenses	(1,692,249)	792,524
Accrued compensation and payroll taxes	(1,382,918)	117,684
Income taxes payable	(601,071)	—
Other noncurrent liabilities	(151,457)	(77,714)

Net cash provided by operating activities	743,226	915,115

Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(927,983)	(205,335)
Investment in intangible assets	(25,922)	(21,090)

Net cash used in investing activities	(953,905)	(226,425)

Cash flows from financing activities:
Payroll taxes withheld and remitted on share-based payments	(191,736)	(21,277)
Proceeds from note payable to bank	1,000,000	—
Principal payments on long-term debt and note payable to bank	(565,751)	(562,935)
Repurchase of common stock	(373,982)	—
Impact of excess tax benefits from share-based compensation	78,192	3,299
Common stock dividends paid	(136,931)	(131,518)

Net cash used in financing activities	(190,208)	(712,431)

Net decrease in cash	(400,887)	(23,741)

Cash at beginning of period	1,089,507	750,303

Cash at end of period	$688,620	$726,562

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2015

(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2015 are not necessarily indicative of the results for the fiscal year ending October 31, 2015 because the following items, among other things, may impact those results: changes in market conditions, seasonality, changes in technology, competitive conditions, ability of management to execute its business plans, as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2014 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The amendments in ASU 2013-11 clarify that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, then the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. The Company adopted ASU 2013-11 effective November 1, 2014. The adoption did not have a material impact on our results of operations, financial position or liquidity or our related financial statement disclosures.

(2)	Stock Incentive Plans and Other Share-Based Compensation

As of January 31, 2015, there were approximately 148,000 shares available for grant under the Optical Cable Corporation Amended and Restated 2011 Stock Incentive Plan (“Amended 2011 Plan”).

Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations for the three months ended January 31, 2015 was $250,494. Share-based compensation expense for employees and non-employee Directors recognized in the condensed consolidated statements of operations for the three months ended January 31, 2014 was $155,412. Share-based compensation expense is entirely related to expense recognized in connection with the vesting of restricted stock awards.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2015

(Unaudited)

Restricted Stock Awards

The Company has granted, and anticipates granting from time to time, restricted stock awards subject to approval by the Compensation Committee of the Board of Directors.

Restricted stock award activity during the three months ended January 31, 2015 consisted of 36,802 restricted shares withheld for taxes in connection with the vesting of restricted shares.

As of January 31, 2015, the estimated amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will have to recognize over a 3.6 year weighted-average period is approximately $2.3 million.

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the three months ended January 31, 2015 and 2014 follows:

	Three Months Ended
	January 31,
	2015	2014
Balance at beginning of period	$92,988	$74,073
Bad debt expense (recovery)	(26,411)	(7,255)
Losses charged to allowance	(6,820)	—
Balance at end of period	$59,757	$66,818

(4)	Inventories

Inventories as of January 31, 2015 and October 31, 2014 consist of the following:

	January 31,	October 31,
	2015	2014
Finished goods	$5,950,882	$5,378,114
Work in process	2,898,225	3,210,955
Raw materials	9,298,334	8,663,755
Production supplies	255,169	265,295
Total	$18,402,610	$17,518,119

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2015

(Unaudited)

(5)	Product Warranties

As of January 31, 2015 and October 31, 2014, the Company’s accrual for estimated product warranty claims totaled $105,000 and $100,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense for the three months ended January 31, 2015 and 2014 totaled $39,079 and $20,539, respectively.

The following table summarizes the changes in the Company’s accrual for product warranties during the three months ended January 31, 2015 and 2014:

	Three Months Ended
	January 31,
	2015	2014
Balance at beginning of period	$100,000	$190,000
Liabilities accrued for warranties issued during the period	86,639	104,777
Warranty claims and costs paid during the period	(34,079)	(50,539)
Changes in liability for pre-existing warranties during the period	(47,560)	(84,238)
Balance at end of period	$105,000	$160,000

(6)	Long-term Debt and Note Payable to Bank

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

Long-term debt as of January 31, 2015 and October 31, 2014 consists of the following:

	January 31,	October 31,
	2015	2014
Virginia Real Estate Loan ($6.5 million original principal) payable in monthly installments of $36,426, including interest (at 4.25%), with final payment of $4,858,220 due April 30, 2018	$5,526,687	$5,575,586
North Carolina Real Estate Loan ($2.24 million original principal) payable in monthly installments of $12,553, including interest (at 4.25%), with final payment of $1,674,217 due April 30, 2018	1,904,581	1,921,433
Total long-term debt	7,431,268	7,497,019
Less current installments	272,939	269,996
Long-term debt, excluding current installments	$7,158,329	$7,227,023

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2015

(Unaudited)

Advances under the Commercial Loan accrue interest at LIBOR plus 2.2% (resulting in a 2.37% rate at January 31, 2015). Accrued interest on the outstanding principal balance is due on the first day of each month, with all then outstanding principal, interest, fees and costs due at the Commercial Loan maturity date of August 31, 2016.

The Commercial Loan is secured by a first priority lien on all of the Company’s inventory, accounts, general intangibles, deposit accounts, instruments, investment property, letter of credit rights, commercial tort claims, documents and chattel paper.

As of January 31, 2015, the Company had $3.0 million of outstanding borrowings on its Commercial Loan and $5.8 million in available credit. As of October 31, 2014, the Company had outstanding borrowings of $2.5 million on its Commercial Loan and $6.5 million in available credit.

(7)	Fair Value Measurements

The carrying amounts reported in the condensed consolidated balance sheets as of January 31, 2015 and October 31, 2014 for cash, trade accounts receivable, other receivables and accounts payable and accrued expenses, including accrued compensation and payroll taxes, approximate fair value because of the short maturity of these instruments. The carrying values of the Company’s note payable to bank and long-term debt approximate fair value based on similar long-term debt issues available to the Company as of January 31, 2015 and October 31, 2014. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The following is a reconciliation of the numerators and denominators of the net loss per share computations for the periods presented:

	Three months ended January 31,
	2015	2014

Net loss attributable to OCC (numerator)	$(228,183)	$(412,136)

Shares (denominator)	6,277,105	6,014,075

Basic and diluted net loss per share	$(0.04)	$(0.07)

Weighted average unvested shares as of January 31, 2015 and 2014 totaling 546,082 and 548,969, respectively, were not included in the computation of basic and diluted net loss per share for the three months ended January 31, 2015 and 2014 (because to include such shares would have been antidilutive, or in other words, to do so would have reduced the net loss per share for that period).

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2015

(Unaudited)

(9)	Shareholders’ Equity

The Company’s Board of Directors approved a plan on September 20, 2012, to purchase and retire up to 320,000 shares of the Company’s common stock, or approximately 4.9% of the shares then outstanding. At the time the plan was approved, the Company anticipated that the purchases would be made over a 12- to 24-month period, but there was no definite time period for repurchase. As of January 31, 2015, the Company had completed its plan and repurchased and retired a total of 320,000 shares of its outstanding common stock. The repurchase of these shares and the costs associated with the repurchase, including brokerage fees, totaled $1.4 million.

On January 15, 2015, the Company declared a quarterly cash dividend of $0.02 per share on its common stock totaling $135,215. This amount is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of January 31, 2015.

(10)	Segment Information and Business and Credit Concentrations

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of January 31, 2015 and October 31, 2014 have been adequately provided for in the condensed consolidated financial statements.

For the three months ended January 31, 2015, 13.2% and 11.8% of consolidated net sales were attributable to two customers. No single customer accounted for more than 10% of the Company’s consolidated net sales during the three months ended January 31, 2014.

For the three months ended January 31, 2015 and 2014, approximately 78% and 73%, respectively, of consolidated net sales were from customers in the United States, and approximately 22% and 27%, respectively, were from customers outside of the United States.

The Company has a single reportable segment for purposes of segment reporting, exclusive of Centric Solutions LLC (“Centric Solutions”). For the three months ended January 31, 2015 and 2014, Centric Solutions generated revenues, net of intercompany sales, totaling $282,489 and $189,814, respectively, and operating losses of $100,308 and $131,839, respectively. Total assets of Centric Solutions of approximately $211,000 (net of intercompany amounts) are included in the total consolidated assets of the Company as of January 31, 2015.

(11)	Contingencies

From time to time, the Company is involved in various claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2015

(Unaudited)

(12)	New Accounting Standards Not Yet Adopted

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that expands disclosure requirements and requires an entity to recognize revenue when promised goods or services are transferred to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, and interim periods therein, and early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this guidance on the Company's results of operations, financial position and liquidity and its related financial statement disclosures.

There are no other new accounting standards issued, but not yet adopted by the Company, which are expected to materially impact the Company’s financial position, operating results or financial statement disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to known and unknown variables, uncertainties, contingencies and risks that may cause actual events or results to differ materially from our expectations, and such variables, uncertainties, contingencies and risks may also adversely affect Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”), the Company’s future results of operations and future financial condition, and/or the future equity value of the Company. Factors that could cause or contribute to such differences from our expectations or risks that could adversely affect the Company include, but are not limited to, the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate and/or government spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber, copper, gold and other precious metals, and plastics and other materials); fluctuations in transportation costs; our dependence on customized equipment for the manufacture of certain of our products in certain production facilities; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing; our dependence on a limited number of suppliers; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in regulatory reviews and audits and potential regulatory reviews and audits; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences for competing technologies, relative to our product offering; economic conditions that affect the telecommunications sector, the data communications sector, certain technology sectors and/or certain industry market sectors; economic conditions that affect certain geographic markets and/or the economy as a whole; changes in demand for our products from certain competitors for which we provide private label connectivity products; terrorist attacks or acts of war, and any current or potential future military conflicts; changes in the level of military spending or other spending by the United States government; ability to recruit and retain key personnel; poor labor relations; the impact of changes in accounting policies and related costs of compliance, including changes by the Securities and Exchange Commission ("SEC"), the Public Company Accounting Oversight Board ("PCAOB"), the Financial Accounting Standards Board ("FASB"), and/or the International Accounting Standards Board ("IASB"); our ability to continue to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; the impact of changes and potential changes in federal laws and regulations adversely affecting our business and/or which result in increases in our direct and indirect costs, including our direct and indirect costs of compliance with such laws and regulations; the impact of the Patient Protection and Affordable Care Act of 2010, the Health Care and Education Reconciliation Act of 2010, and any revisions to those acts that apply to us and the related legislation and regulation associated with those acts, which directly or indirectly results in increases to our costs; the impact of changes in state or federal tax laws and regulations increasing our costs and/or impacting the net return to investors owning our shares; the impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, making investments in or with, and/or acquiring parties that compete with and/or have conflicts with our customers; voluntary or involuntary delisting of the Company’s common stock from any exchange on which it is traded; the deregistration by the Company from SEC reporting requirements, as a result of the small number of holders of the Company’s common stock; a reduction or elimination of dividends declared to shareholders due to inadequate or alternative uses of cash on hand; adverse reactions by customers, vendors or other service providers to unsolicited proposals regarding the ownership or management of the Company; the additional costs of considering and possibly defending our position on such unsolicited proposals; impact of weather or natural disasters in the areas of the world in which we operate, market our products and/or acquire raw materials; an increase in the number of shares of the Company’s common stock issued and outstanding; economic downturns generally and/or in one or more of the markets in which we operate; changes in market demand, exchange rates, productivity, or market and economic conditions in the areas of the world in which we operate and market our products; and our success in managing the risks involved in the foregoing.

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

OCC® is internationally recognized for pioneering the design and production of fiber optic cables for the most demanding military field applications, as well as of fiber optic cables suitable for both indoor and outdoor use, and creating a broad product offering built on the evolution of these fundamental technologies. OCC is also internationally recognized for its role in establishing copper connectivity data communications standards through its innovative and patented technologies.

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

Summary of Company Performance for First Quarter 2015

●	Consolidated net sales for the first quarter of fiscal year 2015 were $17.4 million, an increase of 5.0% when compared to net sales of $16.5 million for the first quarter of fiscal year 2014.

●	Gross profit for each of the first quarters of fiscal years 2015 and 2014 was $5.4 million.

●	Gross profit margin (gross profit as a percentage of net sales) was 31.0% during the first quarter of fiscal year 2015, compared to 32.7% during the same period last year.

●	We reported a net loss attributable to OCC of $228,000, or $0.04 per share, during the first quarter of fiscal year 2015, compared to $412,000, or $0.07 per share, for the comparable period last year.

●	OCC generated $743,000 of cash flow from operating activities during the first quarter of fiscal year 2015.

●

OCC continued to provide returns to shareholders in the form of a quarterly dividend during the first quarter of fiscal year 2015. OCC’s current regular dividend rate is $0.02 per share per quarter, implying an annual dividend rate of $0.08 per share.

●

We repurchased and retired 79,036 shares of our common stock during the first quarter of fiscal year 2015, returning an additional $374,000 in capital to our shareholders and completing our September 2012 plan to repurchase and retire a total of 320,000 shares of our outstanding common stock. The Company anticipates the Board of Directors will consider a new plan to purchase and retire additional shares of the Company’s common stock during fiscal year 2015.

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

Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may vary based on changes in product mix. To the extent not negatively impacted by product mix, gross profit margins tend to be higher when we achieve higher net sales levels, as certain fixed manufacturing costs are spread over higher sales.

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

Royalty expense, net consists of royalty and related expenses, net of royalty income earned, if any, on licenses associated with our patented products.

Amortization of intangible assets consists of the amortization of legal fees associated with internally developed patents that have been granted. Amortization of intangible assets in the first quarter of fiscal year 2014 also included the amortization of intellectual property and customer list acquired in the acquisition of AOS and was fully amortized during fiscal year 2014. Amortization of intangible assets is calculated using the straight line method over the estimated useful lives of the intangible assets.

Other expense, net consists of interest expense and other miscellaneous income and expense items not directly attributable to our operations.

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended
	January 31,		Percent
	2015	2014	Change
Net sales	$17,359,000	$16,535,000	5.0%
Gross profit	5,385,000	5,408,000	(0.4)%
SG&A expenses	5,720,000	6,046,000	(5.4)%
Net loss attributable to OCC	(228,000)	(412,000)	44.6%

Three Months Ended January 31, 2015 and 2014

Net Sales

Consolidated net sales for the first quarter of fiscal year 2015 increased 5.0% to $17.4 million compared to net sales of $16.5 million for the same period last year. We experienced an increase in net sales in our commercial markets in the first quarter of fiscal year 2015 compared to the same period last year, but this increase was partially offset by a decrease in net sales in our specialty markets.

Net sales to customers in the United States increased 11.9% in the first quarter of fiscal year 2015, compared to the same period last year, while net sales to customers outside of the United States decreased 14.0%.

Gross Profit

Our gross profit for each of the first quarters of fiscal years 2015 and 2014 was $5.4 million. Gross profit margin, or gross profit as a percentage of net sales, was 31.0% in the first quarter of fiscal year 2015 compared to 32.7% in the first quarter of fiscal year 2014.

Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may vary based on changes in product mix. The slightly lower gross profit margin in the first quarter of fiscal year 2015 when compared to the same period last year was primarily due to an increase in sales of certain products that negatively impacted our gross profit margin.

Selling, General, and Administrative Expenses

SG&A expenses decreased 5.4% to $5.7 million during the first quarter of fiscal year 2015, compared to $6.0 million for the same period last year. SG&A expenses as a percentage of net sales were 33.0% in the first quarter of fiscal year 2015 compared to 36.6% in the first quarter of fiscal year 2014.

The decrease in SG&A expenses during the first quarter of fiscal year 2015 compared to the same period last year was primarily due to decreased employee related costs. Compensation costs have decreased when comparing the first quarter of fiscal 2015 to the comparable period in fiscal year 2014 largely as a result of the reorganization initiatives implemented during the latter part of fiscal year 2014.

Royalty Expense, Net

We recognized royalty expense, net of royalty income, totaling $56,000 during the first quarter of fiscal year 2015, compared to $30,000 during the same period last year. We expect the trend of royalty expense largely or completely offsetting royalty income to continue in fiscal year 2015 as a result of the decline in royalty income due to the expiration of patents for licensed products.

Amortization of Intangible Assets

We recognized $3,000 of amortization expense, associated with intangible assets, for the first quarter of fiscal year 2015, compared to $9,000 during the first quarter of fiscal year 2014. The decrease in amortization expense, when comparing the two periods, is primarily due to the fact that the intellectual property and customer list, acquired in connection with the acquisition of AOS in 2009, was fully amortized during fiscal year 2014.

Other Expense, Net

We recognized other expense, net in the first quarter of fiscal year 2015 of $104,000 compared to $91,000 in the first quarter of fiscal year 2014. Other expense, net is comprised of interest expense and other miscellaneous items which may fluctuate from period to period.

Loss Before Income Taxes

We reported loss before income taxes of $498,000 for the first quarter of fiscal year 2015 compared to $767,000 for the first quarter of fiscal year 2014. This change was primarily due to the decrease in SG&A expenses of $325,000, compared to the same period in 2014.

Income Tax Benefit

Income tax benefit totaled $245,000 in the first quarter of fiscal year 2015 compared to $324,000 for the same period in fiscal year 2014. Our effective tax rate for the first quarter of fiscal year 2015 was 49.3% compared to 42.2% for the first quarter of fiscal year 2014.

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

Net Loss

Net loss attributable to OCC for the first quarter of fiscal year 2015 was $228,000 compared to $412,000 for the first quarter of fiscal year 2014. This decrease was due primarily to the decrease in loss before taxes of $270,000, partially offset by the decrease in income tax benefit of $78,000, in the first quarter of fiscal year 2015, compared to the same period in fiscal year 2014.

Financial Condition

Total assets decreased $4.0 million, or 8.0%, to $46.0 million at January 31, 2015, from $50.0 million at October 31, 2014. This decrease was primarily due to a $5.0 million decrease in trade accounts receivable, net, partially offset by an $884,000 increase in inventories. The decrease in trade accounts receivable, net largely resulted from the decrease in net sales in the first quarter of fiscal year 2015 when compared to the fourth quarter of fiscal year 2014 and the timing of collections. The increase in inventories is largely due to the timing of certain raw material purchases and the replacement of finished goods that we typically stock that were depleted during the latter part of fiscal year 2014.

Total liabilities decreased $3.4 million, or 17.2%, to $16.3 million at January 31, 2015, from $19.7 million at October 31, 2014. The decrease in total liabilities was primarily due to a $3.0 million decrease in accounts payable and accrued expenses, including accrued compensation and payroll taxes. Accounts payable and accrued expenses, including accrued compensation and payroll taxes, decreased primarily due to the timing of payments related to certain raw material purchases when comparing the two periods and the timing of certain vendor and payroll related payments.

Total shareholders’ equity attributable to OCC at January 31, 2015 decreased $600,000 in the first quarter of fiscal year 2015. The decrease resulted primarily from a net loss attributable to OCC of $228,000, dividends declared of $135,000 and the repurchase and retirement of 79,036 shares of our common stock for $374,000.

Liquidity and Capital Resources

Our primary capital needs during the first quarter of fiscal year 2015 have been to fund working capital requirements and capital expenditures, as well as the payment of cash dividends and the repurchase and retirement of our common stock. Our primary source of capital for these purposes has been existing cash, borrowings under our revolving credit facility and cash provided by operations. As of January 31, 2015 and October 31, 2014, we had outstanding loan balances under our revolving credit facility totaling $3.0 million and $2.5 million, respectively. As of January 31, 2015 and October 31, 2014, we had outstanding loan balances, excluding our revolving credit facility, totaling $7.4 million and $7.5 million, respectively.

Our cash totaled $689,000 as of January 31, 2015, a decrease of $401,000, compared to $1.1 million as of October 31, 2014. The decrease in cash for the three months ended January 31, 2015 primarily resulted from capital expenditures totaling $928,000 and net cash used in financing activities totaling $190,000, partially offset by cash provided by operating activities of $743,000.

On January 31, 2015, we had working capital of $25.3 million compared to $26.1 million on October 31, 2014. The ratio of current assets to current liabilities as of January 31, 2015 was 5.5 to 1 compared to 3.8 to 1 as of October 31, 2014. The decrease in working capital was primarily due to the $5.0 million decrease in accounts receivable, net, partially offset by the $884,000 increase in inventories and the $3.0 million decrease in accounts payable and accrued expenses, including accrued compensation and payroll taxes. The improved ratio of current assets to current liabilities as of January 31, 2015 compared to October 31, 2014 was due to the fact that current assets decreased 12.7% while current liabilities decreased 39.8%.

Net Cash

Net cash provided by operating activities was $743,000 in the first quarter of fiscal year 2015, compared to $915,000 in the first quarter of fiscal year 2014. Net cash provided by operating activities during the first quarter of fiscal year 2015 primarily resulted from certain adjustments to reconcile a net loss of $252,000 to net cash provided by operating activities including depreciation, amortization and accretion of $491,000 and share-based compensation expense of $250,000. Additionally, the cash flow impact of decreases in accounts receivable, net of $5.0 million further contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by the cash flow impact of decreases in accounts payable and accrued expenses, including accrued compensation and payroll taxes, of $3.1 million and the increase in inventories of $884,000.

Net cash provided by operating activities during the first quarter of fiscal year 2014 primarily resulted from certain adjustments to reconcile a net loss of $444,000 to net cash provided by operating activities, including depreciation, amortization and accretion of $479,000 and share-based compensation expense of $155,000. Additionally, the cash flow impact of decreases in trade accounts receivable of $1.3 million and increases in accounts payable and accrued expenses of $793,000 further contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by an increase in inventories of $978,000.

Net cash used in investing activities totaled $954,000 in the first quarter of fiscal year 2015, compared to $226,000 in the first quarter of fiscal year 2014. Net cash used in investing activities during the first quarters of fiscal years 2015 and 2014 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment.

Net cash used in financing activities totaled $190,000 in the first quarter of fiscal year 2015, compared to $712,000 in the first quarter of fiscal year 2014. Net cash used in financing activities in the first quarter of fiscal year 2015 resulted primarily from the repurchase and retirement of 79,036 shares of our common stock for $374,000 and the $137,000 payment of dividends previously declared, partially offset by proceeds from a note payable to our bank under our line of credit, net of repayments, of $500,000.

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

Advances under the Commercial Loan accrue interest at LIBOR plus 2.2% (resulting in a 2.37% rate at January 31, 2015). Accrued interest on the outstanding principal balance is due on the first day of each month, with all then outstanding principal, interest, fees and costs due at the Commercial Loan maturity date of August 31, 2016.

The Commercial Loan is secured by a first priority lien on all of our inventory, accounts, general intangibles, deposit accounts, instruments, investment property, letter of credit rights, commercial tort claims, documents and chattel paper.

As of January 31, 2015, we had $3.0 million of outstanding borrowings on our Commercial Loan and $5.8 million in available credit.

Capital Expenditures

For the three months ended January 31, 2015, we have spent approximately $565,000 to upgrade existing and add new manufacturing equipment at our fiber optic cable production facility to further expand the breadth of our production capabilities and to support anticipated increased demand for our fiber optic cable products. As of January 31, 2015, we have committed an additional $2.4 million to support these efforts. We did not have any other material commitments for capital expenditures as of January 31, 2015. During our 2015 fiscal year budgeting process, we included an estimate for capital expenditures of $5.5 million for the year. These expenditures will be funded out of our working capital or borrowings under our credit facilities. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Historically, we have spent less than our budgeted capital expenditures in most fiscal years.

Corporate acquisitions and other strategic investments, if any, are considered outside of our annual capital expenditure budgeting process.

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

Seasonality

Historically, net sales are relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year, which we believe may be partially due to construction cycles and budgetary considerations of our customers. For example, our trend for the last three fiscal years has been that an average of approximately 44%, 48% and 47% of our net sales occurred during the first half of fiscal years 2014, 2013 and 2012, respectively, and an average of approximately 56%, 52% and 53% of our net sales occurred during the second half of fiscal years 2014, 2013 and 2012, respectively. We believe net sales may not follow this pattern in periods when overall economic conditions in the industry and/or in the world are atypical.

As a result, we typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year. We believe this historical seasonality pattern is generally indicative of an overall trend and reflective of the buying patterns and budgetary cycles of our customers. However, this pattern may be substantially altered during any quarter or year by the timing of larger projects, timing of orders from larger customers, other economic factors impacting our industry or impacting the industries of our customers and end-users and macroeconomic conditions. While we believe seasonality may be a factor that impacts our quarterly net sales results, we are not able to reliably predict net sales based on seasonality because these other factors can also substantially impact our net sales patterns during the year.

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

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2014 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2014 Form 10-K did not change during the period from November 1, 2014 through January 31, 2015.

New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that expands disclosure requirements and requires an entity to recognize revenue when promised goods or services are transferred to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods therein, and early adoption is not permitted. We are currently evaluating the impact of the adoption of this guidance on our results of operations, financial position and liquidity and our related financial statement disclosures.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2015. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2015, and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATIOn

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its common stock for the three months ended January 31, 2015:

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
November 1, 2014 – November 30, 2014	—	—	—	79,036

December 1, 2014 – December 31, 2014	39,256	4.67	39,256	39,780

January 1, 2015 – January 31, 2015	39,780	4.80	39,780	—

(1)

On September 20, 2012, the Company’s Board of Directors approved a plan to purchase and retire up to 320,000 shares of the Company’s common stock, or approximately 4.9% of the shares then outstanding. At the time the plan was approved, the Company anticipated that the purchases would be made over a 12- to 24-month period, but there was no definite time period for repurchase. During the three month period ended January 31, 2015, the Company completed all of the repurchases under its plan. The repurchases, including brokerage and legal fees, for the three month period ended January 31, 2015 totaled approximately $374,000. The Company anticipates the Board of Directors will consider a new plan to purchase and retire additional shares of the Company’s common stock during fiscal year 2015.

(2)

The average price paid per share set forth above includes the purchase price paid for the shares, and brokerage and legal fees paid by the Company. The average purchase price per share (excluding brokerage and legal fees) paid by the Company for the three months ended January 31, 2015 was $4.72.

After the Company’s purchase and retirement of shares of its common stock as set forth in the table above, the Company had 6,723,940 shares of its common stock issued and outstanding at January 31, 2015. Employees of the Company and members of the Board of Directors owned at least 33.6% of the shares outstanding as of January 31, 2015, including shares still subject to potential forfeiture based on vesting requirements.

PART II. OTHER INFORMATION

Item 6. Exhibits

The exhibits listed on the Exhibit Index are filed as part of, and incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: March 10, 2015	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: March 10, 2015	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

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

10.1*	Optical Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.2*	Optical Cable Corporation 2011 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2011).

10.3*	Optical Cable Corporation Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 27, 2013).

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

10.14*

Amended and Restated Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective April 11, 2011 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 15, 2011).

10.15*

Amendment, effective December 18, 2012, to Amended and Restated Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective April 11, 2011 (incorporated herein by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2013 filed March 15, 2013).

10.16*

Second Amendment, effective March 14, 2014, to Amended and Restated Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective April 11, 2011, as amended December 18, 2012 (incorporated herein by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2014 filed March 17, 2014).

10.17*

Amended and Restated Employment Agreement by and between Optical Cable Corporation and Tracy G. Smith effective April 11, 2011 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 15, 2011).

10. 18*

Amendment, effective December 18, 2012, to Amended and Restated Employment Agreement by and between Optical Cable Corporation and Tracy G. Smith effective April 11, 2011 (incorporated herein by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2013 filed March 15, 2013).

10.19*

Second Amendment, effective March 14, 2014, to Amended and Restated Employment Agreement by and between Optical Cable Corporation and Tracy G. Smith effective April 11, 2011, as amended December 18, 2012 (incorporated herein by reference to Exhibit 10.22 of the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2014 filed March 17, 2014).

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at January 31, 2015 and October 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three months ended January 31, 2015 and 2014, (iii) Condensed Consolidated Statement of Shareholders’ Equity for the three months ended January 31, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2015 and 2014, and (v) Condensed Notes to Condensed Consolidated Financial Statements. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.