Form 10-Q
period 2015-04-30
OPTICAL CABLE CORP
filed 2015-06-12
CIK 1000230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

As of June 5, 2015, 7,083,052 shares of the registrant’s Common Stock, no par value, were outstanding.

optical cable corporation

Form 10-Q Index

Six Months Ended April 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPTICAL CABLE CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	April 30,	October 31,
	2015	2014
Assets
Current assets:
Cash	$668,450	$1,089,507
Trade accounts receivable, net of allowance for doubtful accounts of $68,904 at April 30, 2015 and $92,988 at October 31, 2014	10,088,549	14,076,349
Other receivables	149,931	180,135
Income taxes refundable	89,768	—
Inventories	18,677,269	17,518,119
Prepaid expenses	676,972	578,843
Deferred income taxes - current	2,747,120	1,933,653
Total current assets	33,098,059	35,376,606
Property and equipment, net	12,824,217	13,113,445
Intangible assets, net	504,215	438,696
Deferred income taxes - noncurrent	—	320,509
Other assets, net	1,889,845	789,358
Total assets	$48,316,336	$50,038,614
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$275,004	$269,996
Accounts payable and accrued expenses	4,962,299	5,438,519
Accrued compensation and payroll taxes	1,293,896	2,895,100
Income taxes payable	—	698,051
Total current liabilities	6,531,199	9,301,666
Note payable to bank	4,500,000	2,500,000
Long-term debt, excluding current installments	7,088,031	7,227,023
Deferred income taxes - noncurrent	259,707	26,038
Other noncurrent liabilities	539,422	677,597
Total liabilities	18,918,359	19,732,324
Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 7,083,052 shares at April 30, 2015 and 6,839,778 shares at October 31, 2014	10,046,378	9,543,686
Retained earnings	20,093,599	21,462,881
Total shareholders’ equity attributable to Optical Cable Corporation	30,139,977	31,006,567
Noncontrolling interest	(742,000)	(700,277)
Total shareholders’ equity	29,397,977	30,306,290
Commitments and contingencies
Total liabilities and shareholders’ equity	$48,316,336	$50,038,614

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
Net sales	$18,676,107	$20,190,729	$36,034,951	$36,725,659
Cost of goods sold	13,006,796	13,530,814	24,980,249	24,658,082

Gross profit	5,669,311	6,659,915	11,054,702	12,067,577

Selling, general and administrative expenses	6,474,414	6,835,947	12,194,834	12,881,582
Royalty expense, net	34,111	16,852	90,274	46,354
Amortization of intangible assets	2,559	9,893	5,074	19,183

Loss from operations	(841,773)	(202,777)	(1,235,480)	(879,542)

Other expense, net:
Interest expense	(103,374)	(111,017)	(205,034)	(223,946)
Other, net	6,601	1,211	4,347	23,432

Other expense, net	(96,773)	(109,806)	(200,687)	(200,514)

Loss before income taxes	(938,546)	(312,583)	(1,436,167)	(1,080,056)

Income tax benefit	(430,673)	(156,404)	(676,117)	(480,205)

Net loss	$(507,873)	$(156,179)	$(760,050)	$(599,851)

Net loss attributable to noncontrolling interest	(17,729)	(12,902)	(41,723)	(44,438)

Net loss attributable to OCC	$(490,144)	$(143,277)	$(718,327)	$(555,413)

Net loss attributable to OCC per share: Basic and diluted	$(0.08)	$(0.02)	$(0.12)	$(0.09)

Cash dividends declared per common share	$0.02	$0.02	$0.04	$0.04

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Six Months Ended April 30, 2015
				Total
	Common Stock		Retained	Shareholders’ Equity Attributable	Noncontrolling	Total Shareholders’
	Shares	Amount	Earnings	to OCC	Interest	Equity
Balances at October 31, 2014	6,839,778	$9,543,686	$21,462,881	$31,006,567	$(700,277)	$30,306,290

Share-based compensation, net	322,310	416,822	—	416,822	—	416,822

Repurchase and retirement of common stock (at cost)	(79,036)	—	(373,982)	(373,982)	—	(373,982)

Common stock dividends declared, $0.04 per share	—	—	(276,973)	(276,973)	—	(276,973)

Excess tax benefits from share-based compensation	—	85,870	—	85,870	—	85,870

Net loss	—	—	(718,327)	(718,327)	(41,723)	(760,050)

Balances at April 30, 2015	7,083,052	$10,046,378	$20,093,599	$30,139,977	$(742,000)	$29,397,977

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	April 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(760,050)	$(599,851)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	996,899	979,094
Bad debt expense (recovery)	(17,264)	12,111
Deferred income tax expense (benefit)	(259,289)	64,490
Share-based compensation expense	637,694	464,013
Impact of excess tax benefits from share-based compensation	(85,870)	(7,316)
Loss on sale of property and equipment	5,815	2,871
(Increase) decrease in:
Trade accounts receivable	4,005,064	(1,559,953)
Other receivables	30,204	41,319
Income taxes refundable	(89,768)	(479,743)
Inventories	(1,159,150)	(238,355)
Prepaid expenses	(98,129)	(290,636)
Other assets	16,341	—
Increase (decrease) in:
Accounts payable and accrued expenses	(507,400)	1,592,159
Accrued compensation and payroll taxes	(1,601,204)	508,725
Income taxes payable	(612,181)	—
Other noncurrent liabilities	(152,082)	(82,675)

Net cash provided by operating activities	349,630	406,253

Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(1,785,480)	(867,936)
Investment in intangible assets	(70,593)	(70,565)
Proceeds from sale of property and equipment	500	—

Net cash used in investing activities	(1,855,573)	(938,501)

Cash flows from financing activities:
Payroll taxes withheld and remitted on share-based payments	(220,872)	(43,526)
Proceeds from note payable to bank	2,500,000	1,000,000
Principal payments on long-term debt and note payable to bank	(633,984)	(628,374)
Repurchase of common stock	(373,982)	—
Impact of excess tax benefits from share-based compensation	85,870	7,316
Common stock dividends paid	(272,146)	(262,671)

Net cash provided by financing activities	1,084,886	72,745

Net decrease in cash	(421,057)	(459,503)

Cash at beginning of period	1,089,507	750,303

Cash at end of period	$668,450	$290,800

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2015

(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2015 are not necessarily indicative of the results for the fiscal year ending October 31, 2015 because the following items, among other things, may impact those results: changes in market conditions, seasonality, changes in technology, competitive conditions, ability of management to execute its business plans, as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2014 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

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

(2)	Stock Incentive Plans and Other Share-Based Compensation

On March 31, 2015, the Company’s shareholders approved the Optical Cable Corporation Second Amended and Restated 2011 Stock Incentive Plan (the “2015 Restatement”) that was recommended for approval by the Company’s Board of Directors. The 2015 Restatement reserves an additional 550,000 common shares of the Company for issuance under the 2015 Restatement and succeeds and replaces the Optical Cable Corporation Amended and Restated 2011 Stock Incentive Plan (the “2011 Amended Plan”) and the Optical Cable Corporation 2004 Non-Employee Directors Stock Plan. As a result, there were approximately 339,000 shares available for grant under the 2015 Restatement as of April 30, 2015 (including the 550,000 shares added to the 2015 Restatement and approximately 148,000 shares from the 2011 Amended Plan, less approximately 372,000 shares granted in March and April 2015 and approximately 13,000 shares forfeited or withheld for taxes in connection with the vesting of restricted shares).

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2015

(Unaudited)

Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations for the three months and six months ended April 30, 2015 was $387,200 and $637,694, respectively. Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations, for the three months and six months ended April 30, 2014 was $308,601 and $464,013, respectively. Share-based compensation expense is entirely related to expense recognized in connection with the vesting of restricted or other stock awards.

Restricted and Other Stock Awards

The Company has granted, and anticipates granting from time to time, restricted stock awards subject to approval by the Compensation Committee of the Board of Directors.

During the three months ended April 30, 2015, restricted stock awards for employees under the 2015 Restatement totaling 338,122 shares were approved by the Compensation Committee of the Board of Directors of the Company. Of the restricted stock awards granted, 169,070 are service-based awards which vest annually over approximately three years with the first vesting date occurring on April 30, 2016; and 169,052 shares are operational performance-based shares vesting over approximately five years beginning on January 31, 2017 based on the achievement of certain quantitative operational performance goals.

During the three months ended April 30, 2015, stock awards totaling 33,515 shares to non-employee Directors under the 2015 Restatement were approved by the Board of Directors of the Company. The shares are part of the non-employee Directors’ annual compensation for service on the Board of Directors, and the shares vested immediately upon grant. The Company recorded compensation expense totaling $130,373 during the three months and six months ended April 30, 2015 related to the grants to non-employee Directors.

Restricted stock award activity during the six months ended April 30, 2015 consisted of restricted or other stock grants totaling 371,637 and 49,327 restricted shares forfeited or withheld for taxes in connection with the vesting of restricted shares.

As of April 30, 2015, the estimated amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will have to recognize over a 3.6 year weighted-average period is approximately $3.4 million.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2015

(Unaudited)

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the six months ended April 30, 2015 and 2014 follows:

	Six Months Ended
	April 30,
	2015	2014
Balance at beginning of period	$92,988	$74,073
Bad debt expense (recovery)	(17,264)	12,111
Losses charged to allowance	(6,820)	—
Balance at end of period	$68,904	$86,184

(4)	Inventories

Inventories as of April 30, 2015 and October 31, 2014 consist of the following:

	April 30,	October 31,
	2015	2014
Finished goods	$5,432,068	$5,378,114
Work in process	3,472,812	3,210,955
Raw materials	9,516,847	8,663,755
Production supplies	255,542	265,295
Total	$18,677,269	$17,518,119

(5)	Product Warranties

As of April 30, 2015 and October 31, 2014, the Company’s accrual for estimated product warranty claims totaled $150,000 and $100,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense for the three months and six months ended April 30, 2015 totaled $117,336 and $156,415, respectively, and warranty claims expense for the three months and six months ended April 30, 2014 totaled $88,996 and $109,535, respectively.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2015

(Unaudited)

The following table summarizes the changes in the Company’s accrual for product warranties during the six months ended April 30, 2015 and 2014:

	Six Months Ended
	April 30,
	2015	2014
Balance at beginning of period	$100,000	$190,000
Liabilities accrued for warranties issued during the period	185,083	212,255
Warranty claims and costs paid during the period	(106,415)	(134,535)
Changes in liability for pre-existing warranties during the period	(28,668)	(102,720)
Balance at end of period	$150,000	$165,000

(6)	Long-term Debt and Note Payable to Bank

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

Long-term debt as of April 30, 2015 and October 31, 2014 consists of the following:

	April 30,	October 31,
	2015	2014
Virginia Real Estate Loan ($6.5 million original principal) payable in monthly installments of $36,426, including interest (at 4.25%), with final payment of $4,858,220 due April 30, 2018	$5,475,942	$5,575,586
North Carolina Real Estate Loan ($2.24 million original principal) payable in monthly installments of $12,553, including interest (at 4.25%), with final payment of $1,674,217 due April 30, 2018	1,887,093	1,921,433
Total long-term debt	7,363,035	7,497,019
Less current installments	275,004	269,996
Long-term debt, excluding current installments	$7,088,031	$7,227,023

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2015

(Unaudited)

On May 7, 2015, subsequent to the Company’s fiscal second quarter, the Company entered into a commercial note renewal letter (“Binding Letter of Renewal”) extending the maturity date of the Commercial Loan to August 31, 2017. The Binding Letter of Renewal extends the maturity date of the Commercial Loan. All other terms of the Commercial Loan remain unaltered and remain in full force and effect. Within the revolving loan limit of the Commercial Loan and the Binding Letter of Renewal, the Company may borrow, repay, and reborrow, at any time from time to time until August 31, 2017. The Company also entered into an Amended and Restated Security Agreement dated May 7, 2015 which is substantially similar in all material aspects to, and replaces in its entirety, the original Security Agreement dated April 30, 2010.

Advances under the Commercial Loan accrue interest at LIBOR plus 2.2% (resulting in a 2.38% rate at April 30, 2015). Accrued interest on the outstanding principal balance is due on the first day of each month, with all then outstanding principal, interest, fees and costs due at the Commercial Loan maturity date of August 31, 2017.

The Commercial Loan is secured by a first priority lien on all of the Company’s inventory, accounts, general intangibles, deposit accounts, instruments, investment property, letter of credit rights, commercial tort claims, documents and chattel paper.

As of April 30, 2015, the Company had $4.5 million of outstanding borrowings on its Commercial Loan and $4.5 million in available credit. As of October 31, 2014, the Company had outstanding borrowings of $2.5 million on its Commercial Loan and $6.5 million in available credit.

(7)	Fair Value Measurements

The carrying amounts reported in the condensed consolidated balance sheets as of April 30, 2015 and October 31, 2014 for cash, trade accounts receivable, other receivables and accounts payable and accrued expenses, including accrued compensation and payroll taxes, approximate fair value because of the short maturity of these instruments. The carrying values of the Company’s note payable to bank and long-term debt approximate fair value based on similar long-term debt issues available to the Company as of April 30, 2015 and October 31, 2014. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2015

(Unaudited)

The following is a reconciliation of the numerators and denominators of the net loss per share computations for the periods presented:

	Three months ended April 30,		Six months ended April 30,
	2015	2014	2015	2014
Net loss attributable to OCC (numerator)	$(490,144)	$(143,277)	$(718,327)	$(555,413)

Shares (denominator)	6,166,556	6,036,591	6,212,340	6,039,381

Basic and diluted net loss per share	$(0.08)	$(0.02)	$(0.12)	$(0.09)

Weighted average unvested shares as of April 30, 2015 totaling 657,148 and 611,101, respectively, were not included in the computation of basic and diluted net loss per share for the three months and six months ended April 30, 2015 (because to include such shares would have been antidilutive, or in other words, to do so would have reduced the net loss per share for those periods).

Weighted average unvested shares as of April 30, 2014 totaling 654,048 and 586,354, respectively, were not included in the computation of basic and diluted net loss per share for the three months and six months ended April 30, 2014 (because to include such shares would have been antidilutive, or in other words, to do so would have reduced the net loss per share for those periods).

(9)	Shareholders’ Equity

On April 15, 2015, the Company declared a quarterly cash dividend of $0.02 per share on its common stock totaling $141,758. This amount is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of April 30, 2015.

(10)	Segment Information and Business and Credit Concentrations

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of April 30, 2015 and October 31, 2014 have been adequately provided for in the condensed consolidated financial statements.

For the three months ended April 30, 2015, 14.7% and 14.8% of consolidated net sales were attributable to two customers. For the six months ended April 30, 2015, 14.0% and 13.4% of consolidated net sales were attributable to the same two customers. For the three months and six months ended April 30, 2014, 14.3% and 10.4%, respectively, of consolidated net sales were attributable to one customer.

For the six months ended April 30, 2015 and 2014, approximately 79% and 75%, respectively, of consolidated net sales were from customers in the United States, and approximately 21% and 25%, respectively, were from customers outside of the United States.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2015

(Unaudited)

The Company has a single reportable segment for purposes of segment reporting, exclusive of Centric Solutions LLC (“Centric Solutions”). For the three months and six months ended April 30, 2015, Centric Solutions generated revenues, net of intercompany sales, totaling $347,930 and $630,419, respectively, and operating losses of $74,120 and $174,428, respectively. For the three months and six months ended April 30, 2014, Centric Solutions generated revenues, net of intercompany sales, totaling $365,590 and $555,404, respectively, and operating losses of $53,939 and $185,778, respectively. Total assets of Centric Solutions of approximately $217,000 (net of intercompany amounts) are included in the total consolidated assets of the Company as of April 30, 2015.

(11)	Contingencies

From time to time, the Company is involved in various claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

(12)	New Accounting Standards Not Yet Adopted

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that expands disclosure requirements and requires an entity to recognize revenue when promised goods or services are transferred to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, and interim periods therein, and early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this guidance on its results of operations, financial position and liquidity and its related financial statement disclosures.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. The new guidance must be applied retrospectively to all prior reporting periods presented.  The Company is currently evaluating the impact of the adoption of ASU 2015-03 on its consolidated financial statements and financial statement disclosures.

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

Optical Cable Corporation, OCC®, Procyon®, Procyon Blade™, Superior Modular Products, SMP Data Communications, Applied Optical Systems, and associated logos are trademarks of Optical Cable Corporation.

Summary of Company Performance for Second Quarter and first half of Fiscal Year 2015

●

Consolidated net sales for the second quarter of fiscal year 2015 were $18.7 million, a decrease of 7.5% compared to net sales of $20.2 million for the second quarter of fiscal year 2014. Sequentially, net sales increased 7.6% in the second quarter of fiscal year 2015, compared to net sales of $17.4 million for the first quarter of fiscal year 2014. Consolidated net sales for the six months ended April 30, 2015 were $36.0 million, a decrease of 1.9% compared to net sales of $36.7 million for the first six months of fiscal year 2014.

●

Gross profit decreased to $5.7 million in the second quarter of fiscal year 2015, compared to $6.7 million for the second quarter of fiscal year 2014. Gross profit was $11.1 million for the first half of fiscal year 2015, compared to $12.1 million for the same period last year.

●

Net loss attributable to OCC was $490,000, or $0.08 per share, during the second quarter of fiscal year 2015, compared to a net loss of $143,000, or $0.02 per share, for the comparable period last year. Net loss attributable to OCC was $718,000, or $0.12 per share, during the first half of fiscal year 2015, compared to a net loss of $555,000, or $0.09 per share, during the first half of fiscal year 2014.

●	OCC continued to provide a quarterly dividend during the second quarter of fiscal year 2015 at the rate of $0.02 per share per quarter, implying an annual dividend rate of $0.08 per share.

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

Amortization of intangible assets consists of the amortization of legal fees associated with internally developed patents that have been granted. Amortization of intangible assets in the second quarter and first half of fiscal year 2014 also included the amortization of intellectual property and customer list acquired in the acquisition of AOS and was fully amortized during fiscal year 2014. Amortization of intangible assets is calculated using the straight line method over the estimated useful lives of the intangible assets.

Other expense, net consists of interest expense and other miscellaneous income and expense items not directly attributable to our operations.

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended			Six Months Ended
	April 30,		Percent	April 30,		Percent
	2015	2014	Change	2015	2014	Change
Net sales	$18,676,000	$20,191,000	(7.5)%	$36,035,000	$36,726,000	(1.9)%
Gross profit	5,669,000	6,660,000	(14.9)%	11,055,000	12,068,000	(8.4)%
SG&A expenses	6,474,000	6,836,000	(5.3)%	12,195,000	12,882,000	(5.3)%
Net loss attributable to OCC	(490,000)	(143,000)	(242.1)%	(718,000)	(555,000)	(29.3)%

Three Months Ended April 30, 2015 and 2014

Net Sales

Consolidated net sales for the second quarter of fiscal year 2015 decreased 7.5% to $18.7 million compared to net sales of $20.2 million for the same period last year. We experienced an increase in net sales in our commercial markets in the second quarter of fiscal year 2015 compared to the same period last year, but this increase was more than offset by a decrease in net sales in our specialty markets.

Net sales to customers in the United States decreased 3.1% in the second quarter of fiscal year 2015, compared to the same period last year, and net sales to customers outside of the United States decreased 21.1%.

Sequentially, net sales increased 7.6% in the second quarter of fiscal year 2015, compared to net sales of $17.4 million for the first quarter of fiscal year 2014.

Gross Profit

Our gross profit decreased 14.9% to $5.7 million in the second quarter of fiscal year 2015 compared to $6.7 million in the second quarter of fiscal year 2014. Gross profit margin, or gross profit as a percentage of net sales, was 30.4% in the second quarter of fiscal year 2015 compared to 33.0% in the second quarter of fiscal year 2014.

Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may vary based on changes in product mix. The lower gross profit margin in the second quarter of fiscal year 2015 when compared to the same period last year was primarily due to an increase in sales of certain products that negatively impacted our gross profit margin.

Selling, General, and Administrative Expenses

SG&A expenses decreased 5.3% to $6.5 million during the second quarter of fiscal year 2015, compared to $6.8 million for the same period last year. SG&A expenses as a percentage of net sales were 34.7% in the second quarter of fiscal year 2015, compared to 33.9% in the second quarter of fiscal year 2014.

The decrease in SG&A expenses during the second quarter of fiscal year 2015 compared to the same period last year was primarily due to decreased employee related costs and decreased legal and professional fees. Compensation costs have decreased when comparing the second quarter of fiscal year 2015 to the comparable period in fiscal year 2014 due to the reorganization initiatives implemented during the latter part of fiscal year 2014 and decreases in commissions and employee incentives resulting from decreased net sales and the financial results during the second quarter of fiscal year 2015. Legal and professional fees decreased when comparing the second quarter of fiscal year 2015 to the comparable period in fiscal year 2014 due to atypically high legal and professional fees that occurred in the second quarter of fiscal year 2014 that did not recur in the second quarter of fiscal year 2015. We do not believe the higher legal and professional fees incurred in the second quarter of fiscal year 2014 indicate a trend toward higher SG&A expenses generally.

Royalty Expense, Net

We recognized royalty expense, net of royalty income, totaling $34,000 during the second quarter of fiscal year 2015, compared to $17,000 during the same period last year. We expect the trend of royalty expense largely or completely offsetting royalty income to continue in fiscal year 2015 as a result of the decline in royalty income due to the expiration of patents for licensed products.

Amortization of Intangible Assets

We recognized $3,000 of amortization expense, associated with intangible assets, for the second quarter of fiscal year 2015, compared to $10,000 during the second quarter of fiscal year 2014. The decrease in amortization expense, when comparing the two periods, is primarily due to the fact that the intellectual property and customer list, acquired in connection with the acquisition of AOS in 2009, was fully amortized during fiscal year 2014.

Other Expense, Net

We recognized other expense, net in the second quarter of fiscal year 2015 of $97,000 compared to $110,000 in the second quarter of fiscal year 2014. Other expense, net is comprised of interest expense and other miscellaneous items which may fluctuate from period to period.

Loss Before Income Taxes

We reported a loss before income taxes of $939,000 for the second quarter of fiscal year 2015, compared to $313,000 for the second quarter of fiscal year 2014. This increase was primarily due to the decrease in gross profit of $991,000, partially offset by the decrease in SG&A expenses of $362,000, compared to the same period in 2014.

Income Tax Benefit

Income tax benefit totaled $431,000 in the second quarter of fiscal year 2015, compared to $156,000 for the same period in fiscal year 2014. Our effective tax rate for the second quarter of fiscal year 2015 was 45.9% compared to 50.0% for the second quarter of fiscal year 2014.

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

Net Loss

Net loss attributable to OCC for the second quarter of fiscal year 2015 was $490,000 compared to $143,000 for the second quarter of fiscal year 2014. This increase was due primarily to the increase in the loss before taxes of $626,000, partially offset by the increase in income tax benefit of $275,000, in the second quarter of fiscal year 2015, compared to the same period in fiscal year 2014.

Six Months Ended April 30, 2015 and 2014

Net Sales

Consolidated net sales for the first half of fiscal year 2015 decreased 1.9% to $36.0 million compared to net sales of $36.7 million for the same period last year. We experienced an increase in net sales during the first half of fiscal year 2015 in our commercial markets compared to the same period last year, but this increase was offset by decreases in net sales in our specialty markets.

Net sales to customers in the United States increased 3.5% in the first half of fiscal year 2015 compared to the same period last year, while net sales to customers outside of the United States decreased 17.7%.

Gross Profit

Our gross profit was $11.1 million in the first half of fiscal year 2015, a decrease of 8.4% compared to $12.1 million in the first half of fiscal year 2014. Gross profit margin, or gross profit as a percentage of net sales, was 30.7% in the first half of fiscal year 2015 compared to 32.9% in the first half of fiscal year 2014.

Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may vary based on changes in product mix. The lower gross profit margin in the first half of fiscal year 2015 when compared to the same period in fiscal year 2014 is attributable to an increase in sales of certain products that negatively impacted our gross profit margin during the first half of fiscal year 2015.

Selling, General, and Administrative Expenses

SG&A expenses decreased 5.3% to $12.2 million for the first half of fiscal year 2015 from $12.9 million for the same period last year. SG&A expenses as a percentage of net sales were 33.8% in the first half of fiscal year 2015 compared to 35.1% in the first half of fiscal year 2014.

The decrease in SG&A expenses during the first half of fiscal year 2015 compared to the same period last year was primarily due to decreased employee related costs and decreased legal and professional fees. Compensation costs have decreased when comparing the first half of fiscal year 2015 to the comparable period in fiscal year 2014 due to the reorganization initiatives implemented during the latter part of fiscal year 2014 and decreases in commissions and employee incentives resulting from decreased net sales and the financial results during the first half of fiscal year 2015. Legal and professional fees decreased when comparing the first half of fiscal year 2015 to the comparable period in fiscal year 2014 due to atypically high legal and professional fees that occurred in the first half of fiscal year 2014 that did not recur in the first half of fiscal year 2015. We do not believe the higher legal and professional fees incurred in the first half of fiscal year 2014 indicate a trend toward higher SG&A expenses generally.

Royalty Expense, Net

We recognized royalty expense, net of royalty income, totaling $90,000 during the first half of fiscal year 2015, compared to $46,000 during the same period last year. We expect the trend of royalty expense largely or completely offsetting royalty income to continue in fiscal year 2015 as a result of the decline in royalty income due to the expiration of patents for licensed products.

Amortization of Intangible Assets

We recognized $5,000 of amortization expense, associated with intangible assets, for the first half of fiscal year 2015, compared to amortization expense of $19,000 during the first half of fiscal year 2014. The decrease in amortization expense, when comparing the two periods, is primarily due to the fact that the intellectual property and customer list, acquired in connection with the acquisition of AOS in 2009, was fully amortized during fiscal year 2014.

Other Expense, Net

We recognized other expense, net in each of the first halves of fiscal years 2015 and 2014 of $201,000. Other expense, net is comprised of interest expense and other miscellaneous items which may fluctuate from period to period.

Loss Before Income Taxes

We reported a loss before income taxes of $1.4 million for the first half of fiscal year 2015 compared to $1.1 million for the first half of fiscal year 2014. This increase was primarily due to the decrease in gross profit of $1.0 million, partially offset by the decrease in SG&A expenses of $687,000 in the first half of fiscal year 2015, compared to the same period in 2014.

Income Tax Benefit

Income tax benefit totaled $676,000 in the first half of fiscal year 2015 compared to $480,000 for the same period in fiscal year 2014. Our effective tax rate for the first half of fiscal year 2015 was 47.1% compared to 44.5% for the first half of fiscal year 2014.

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

Net Loss

Net loss attributable to OCC for the first half of fiscal year 2015 was $718,000 compared to $555,000 for the first half of fiscal year 2014. This increase was due primarily to the increase in the loss before taxes of $356,000, partially offset by the increase in income tax benefit of $196,000, in the first half of fiscal year 2015, compared to the same period in fiscal year 2014.

Financial Condition

Total assets decreased $1.7 million, or 3.4%, to $48.3 million at April 30, 2015, from $50.0 million at October 31, 2014. This decrease was primarily due to a $4.0 million decrease in trade accounts receivable, net, partially offset by a $1.2 million increase in inventories. The decrease in trade accounts receivable, net largely resulted from the decrease in net sales in the second quarter of fiscal year 2015 when compared to the fourth quarter of fiscal year 2014 and the timing of collections. The increase in inventories is largely due to the timing of certain raw material purchases.

Total liabilities decreased $814,000, or 4.1%, to $18.9 million at April 30, 2015, from $19.7 million at October 31, 2014. The decrease in total liabilities was primarily due to a $2.1 million decrease in accounts payable and accrued expenses, including accrued compensation and payroll taxes, partially offset by a $2.0 increase in note payable to bank under our revolving credit facility. Accounts payable and accrued expenses, including accrued compensation and payroll taxes, decreased primarily due to the timing of payments related to certain raw material purchases when comparing the two periods and the timing of certain vendor and payroll related payments.

Total shareholders’ equity attributable to OCC at April 30, 2015 decreased $867,000 in the first half of fiscal year 2015. The decrease resulted primarily from a net loss attributable to OCC of $718,000, dividends declared of $277,000 and the repurchase and retirement of 79,036 shares of our common stock for $374,000, partially offset by share-based compensation of $417,000.

Liquidity and Capital Resources

Our primary capital needs during the first half of fiscal year 2015 have been to fund working capital requirements and capital expenditures, as well as the payment of cash dividends and the repurchase and retirement of our common stock. Our primary source of capital for these purposes has been existing cash, borrowings under our revolving credit facility and cash provided by operations. As of April 30, 2015 and October 31, 2014, we had outstanding loan balances under our revolving credit facility totaling $4.5 million and $2.5 million, respectively. As of April 30, 2015 and October 31, 2014, we had outstanding loan balances, excluding our revolving credit facility, totaling $7.4 million and $7.5 million, respectively.

Our cash totaled $668,000 as of April 30, 2015, a decrease of $421,000, compared to $1.1 million as of October 31, 2014. The decrease in cash for the six months ended April 30, 2015 primarily resulted from capital expenditures totaling $1.8 million, partially offset by net cash provided by financing activities totaling $1.1 million and cash provided by operating activities of $350,000.

On April 30, 2015, we had working capital of $26.6 million compared to $26.1 million on October 31, 2014. The ratio of current assets to current liabilities as of April 30, 2015 was 5.1 to 1 compared to 3.8 to 1 as of October 31, 2014. The increase in working capital and in the current ratio was primarily due to the $1.2 million increase in inventories and the $2.1 million decrease in accounts payable and accrued expenses, including accrued compensation, partially offset by the $4.0 million decrease in accounts receivable, net.

Net Cash

Net cash provided by operating activities was $350,000 in the first half of fiscal year 2015, compared to $406,000 in the first half of fiscal year 2014. Net cash provided by operating activities during the first half of fiscal year 2015 primarily resulted from certain adjustments to reconcile a net loss of $760,000 to net cash provided by operating activities including depreciation, amortization and accretion of $997,000 and share-based compensation expense of $638,000. Additionally, the cash flow impact of decreases in accounts receivable, net of $4.0 million further contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by the cash flow impact of decreases in accounts payable and accrued expenses, including accrued compensation and payroll taxes, of $2.1 million and the increase in inventories of $1.2 million.

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

Net cash used in investing activities totaled $1.9 million in the first half of fiscal year 2015, compared to $939,000 in the first half of fiscal year 2014. Net cash used in investing activities during the first half of fiscal years 2015 and 2014 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment.

Net cash provided by financing activities totaled $1.1 million in the first half of fiscal year 2015, compared to $73,000 in the first half of fiscal year 2014. Net cash provided by financing activities in the first half of fiscal year 2015 resulted primarily from proceeds from a note payable to our bank under our line of credit, net of repayments, of $2.0 million, partially offset by the $272,000 payment of dividends previously declared and the repurchase and retirement of 79,036 shares of our common stock for $374,000. Net cash provided by financing activities in the first half of fiscal year 2014 resulted primarily from proceeds from a note payable to our bank under our line of credit, net of repayments, of $500,000, partially offset by the $263,000 payment of dividends previously declared.

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

On May 7, 2015, subsequent to our fiscal second quarter, we entered into a commercial note renewal letter (“Binding Letter of Renewal”) extending the maturity date of the Commercial Loan to August 31, 2017. The Binding Letter of Renewal extends the maturity date of the Commercial Loan. All other terms of the Commercial Loan remain unaltered and remain in full force and effect. Within the revolving loan limit of the Commercial Loan and Binding Letter of Renewal, we may borrow, repay, and reborrow, at any time until August 31, 2017. We also entered into an Amended and Restated Security Agreement dated May 7, 2015 which is substantially similar in all material aspects to, and replaces in its entirety, the original Security Agreement dated April 30, 2010.

Advances under the Commercial Loan accrue interest at LIBOR plus 2.2% (resulting in a 2.38% rate at April 30, 2015). Accrued interest on the outstanding principal balance is due on the first day of each month, with all then outstanding principal, interest, fees and costs due at the Commercial Loan maturity date of August 31, 2017.

The Commercial Loan is secured by a first priority lien on all of our inventory, accounts, general intangibles, deposit accounts, instruments, investment property, letter of credit rights, commercial tort claims, documents and chattel paper.

As of April 30, 2015, we had $4.5 million of outstanding borrowings on our Commercial Loan and $4.5 million in available credit.

Capital Expenditures

For the six months ended April 30, 2015, we have spent approximately $676,000 to upgrade existing and add new manufacturing equipment at our fiber optic cable production facility to further expand the breadth of our production capabilities and to support anticipated increased demand for new and existing fiber optic cable products. As of April 30, 2015, we have committed an additional $2.0 million to support these efforts. We did not have any other material commitments for capital expenditures as of April 30, 2015. During our 2015 fiscal year budgeting process, we included an estimate for capital expenditures of $5.5 million for the year. These expenditures will be funded out of our working capital or borrowings under our credit facilities. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Historically, we have spent less than our budgeted capital expenditures in most fiscal years.

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

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2014 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2014 Form 10-K did not change during the period from November 1, 2014 through April 30, 2015.

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

In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (" ASU 2015-03"). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. The new guidance must be applied retrospectively to all prior reporting periods presented.  We are currently evaluating the impact of the adoption of ASU 2015-03 on our consolidated financial statements and financial statement disclosures.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2015. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2015, and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are filed as part of, and incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: June 12, 2015	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: June 12, 2015	/s/ Tracy G. Smith
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

4.16

Commercial Note dated August 30, 2013 by and between Optical Cable Corporation and SunTrust Bank in the principal amount of $9,000,000 (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated September 3, 2013).

4.17

Agreement to Commercial Note dated August 30, 2013 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated September 3, 2013).

4.18

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

4.21

Binding Letter of Renewal dated May 7, 2015 by and between Optical Cable Corporation and SunTrust Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 8, 2015).

4.22

Amended and Restated Security Agreement dated May 7, 2015 by Optical Cable Corporation in favor of SunTrust Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 8, 2015).

10.1*	Optical Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.2*	Optical Cable Corporation 2011 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2011).

10.3*	Optical Cable Corporation Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 27, 2013).

10.4*	Optical Cable Corporation Second Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed March 4, 2015).

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

10.7

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

10.17*

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

10. 19*

Amendment, effective December 18, 2012, to Amended and Restated Employment Agreement by and between Optical Cable Corporation and Tracy G. Smith effective April 11, 2011 (incorporated herein by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2013 filed March 15, 2013).

10.20*

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 30, 2015 and October 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three months and six months ended April 30, 2015 and 2014, (iii) Condensed Consolidated Statement of Shareholders’ Equity for the six months ended April 30, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2015 and 2014, and (v) Condensed Notes to Condensed Consolidated Financial Statements. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.