Form 10-Q
period 2015-07-31
OPTICAL CABLE CORP
filed 2015-09-11
CIK 1000230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☒

     

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of September 4, 2015, 7,075,532 shares of the registrant’s Common Stock, no par value, were outstanding.

optical cable corporation

Form 10-Q Index

Nine Months Ended July 31, 2015

Page
PART I.	FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPTICAL CABLE CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	July 31,	October 31,
	2015	2014
Assets
Current assets:
Cash	$556,105	$1,089,507
Trade accounts receivable, net of allowance for doubtful accounts of $71,965 at July 31, 2015 and $92,988 at October 31, 2014	10,810,394	14,076,349
Other receivables	129,399	180,135
Income taxes refundable	360,325	—
Inventories	18,621,098	17,518,119
Prepaid expenses	599,129	578,843
Deferred income taxes - current	1,962,005	1,933,653
Total current assets	33,038,455	35,376,606
Property and equipment, net	13,978,787	13,113,445
Intangible assets, net	517,404	438,696
Deferred income taxes - noncurrent	212,446	320,509
Other assets, net	1,285,828	789,358
Total assets	$49,032,920	$50,038,614
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$277,969	$269,996
Accounts payable and accrued expenses	5,891,227	5,438,519
Accrued compensation and payroll taxes	1,408,891	2,895,100
Income taxes payable	24,512	698,051
Total current liabilities	7,602,599	9,301,666
Note payable to bank	5,000,000	2,500,000
Long-term debt, excluding current installments	7,016,986	7,227,023
Deferred income taxes - noncurrent	61,747	26,038
Other noncurrent liabilities	546,559	677,597
Total liabilities	20,227,891	19,732,324
Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 7,075,532 shares at July 31, 2015 and 6,839,778 shares at October 31, 2014	10,163,137	9,543,686
Retained earnings	19,373,673	21,462,881
Total shareholders’ equity attributable to Optical Cable Corporation	29,536,810	31,006,567
Noncontrolling interest	(731,781)	(700,277)
Total shareholders’ equity	28,805,029	30,306,290
Commitments and contingencies
Total liabilities and shareholders’ equity	$49,032,920	$50,038,614

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
Net sales	$20,781,340	$21,004,130	$56,816,291	$57,729,789
Cost of goods sold	15,072,497	13,665,652	40,052,746	38,323,734

Gross profit	5,708,843	7,338,478	16,763,545	19,406,055

Selling, general and administrative expenses	6,084,514	6,756,260	18,279,348	19,637,842
Royalty expense, net	27,059	32,474	117,333	78,828
Amortization of intangible assets	2,600	10,399	7,674	29,582

Income (loss) from operations	(405,330)	539,345	(1,640,810)	(340,197)

Other expense, net:
Interest expense	(114,248)	(85,426)	(319,282)	(309,372)
Other, net	3,331	(20,941)	7,678	2,491

Other expense, net	(110,917)	(106,367)	(311,604)	(306,881)

Income (loss) before income taxes	(516,247)	432,978	(1,952,414)	(647,078)

Income tax expense (benefit)	46,106	154,831	(630,011)	(325,374)

Net income (loss)	$(562,353)	$278,147	$(1,322,403)	$(321,704)

Net income (loss) attributable to noncontrolling interest	10,219	(14,337)	(31,504)	(58,775)

Net income (loss) attributable to OCC	$(572,572)	$292,484	$(1,290,899)	$(262,929)

Net income (loss) attributable to OCC per share: Basic and diluted	$(0.09)	$0.04	$(0.21)	$(0.04)

Cash dividends declared per common share	$0.02	$0.02	$0.06	$0.06

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Nine Months Ended July 31, 2015
				Total
				Shareholders’
	Common Stock		Retained	Equity Attributable	Noncontrolling	Total Shareholders’
	Shares	Amount	Earnings	to OCC	Interest	Equity
Balances at October 31, 2014	6,839,778	$9,543,686	$21,462,881	$31,006,567	$(700,277)	$30,306,290

Share-based compensation, net	316,390	618,943	—	618,943	—	618,943

Repurchase and retirement of common stock (at cost)	(80,636)	—	(379,675)	(379,675)	—	(379,675)

Common stock dividends declared, $0.06 per share	—	—	(418,634)	(418,634)	—	(418,634)

Excess tax benefits from share-based compensation	—	508	—	508	—	508

Net loss	—	—	(1,290,899)	(1,290,899)	(31,504)	(1,322,403)

Balances at July 31, 2015	7,075,532	$10,163,137	$19,373,673	$29,536,810	$(731,781)	$28,805,029

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	July 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,322,403)	$(321,704)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	1,505,559	1,445,381
Bad debt expense (recovery)	(14,203)	18,655
Deferred income tax expense	115,420	306,541
Share-based compensation expense	859,889	693,662
Impact of excess tax benefits from share-based compensation	(508)	(18,647)
Loss on sale of property and equipment	10,382	27,646
(Increase) decrease in:
Trade accounts receivable	3,280,158	(1,967,578)
Other receivables	50,736	64,402
Income taxes refundable	(360,325)	(594,207)
Inventories	(1,102,979)	963,399
Prepaid expenses	(20,286)	(209,399)
Other assets	16,341	—
Increase (decrease) in:
Accounts payable and accrued expenses	311,058	963,862
Accrued compensation and payroll taxes	(1,486,209)	789,354
Income taxes payable	(673,031)	—
Other noncurrent liabilities	(152,077)	(290,821)

Net cash provided by operating activities	1,017,522	1,870,546

Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(2,728,962)	(1,814,492)
Investment in intangible assets	(86,381)	(108,764)
Proceeds from sale of property and equipment	500	—

Net cash used in investing activities	(2,814,843)	(1,923,256)

Cash flows from financing activities:
Payroll taxes withheld and remitted on share-based payments	(240,946)	(94,772)
Proceeds from note payable to bank	3,000,000	1,250,000
Principal payments on long-term debt and note payable to bank	(702,064)	(943,609)
Repurchase of common stock	(379,675)	(55,912)
Impact of excess tax benefits from share-based compensation	508	18,647
Common stock dividends paid	(413,904)	(401,478)

Net cash provided by (used in) financing activities	1,263,919	(227,124)

Net decrease in cash	(533,402)	(279,834)

Cash at beginning of period	1,089,507	750,303

Cash at end of period	$556,105	$470,469

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2015

(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2015 are not necessarily indicative of the results for the fiscal year ending October 31, 2015 because the following items, among other things, may impact those results: changes in market conditions, seasonality, changes in technology, competitive conditions, ability of management to execute its business plans, as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2014 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

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

(2)	Stock Incentive Plans and Other Share-Based Compensation

On March 31, 2015, the Company’s shareholders approved the Optical Cable Corporation Second Amended and Restated 2011 Stock Incentive Plan (the “2015 Restatement”) that was recommended for approval by the Company’s Board of Directors. The 2015 Restatement reserves an additional 550,000 common shares of the Company for issuance under the 2015 Restatement and succeeds and replaces the Optical Cable Corporation Amended and Restated 2011 Stock Incentive Plan (the “2011 Amended Plan”) and the Optical Cable Corporation 2004 Non-Employee Directors Stock Plan. As of July 31, 2015, there were approximately 344,000 remaining shares available for grant under the 2015 Restatement.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2015

(Unaudited)

Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations for the three months and nine months ended July 31, 2015 was $222,195 and $859,889, respectively. Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations, for the three months and nine months ended July 31, 2014 was $229,649 and $693,662, respectively. Share-based compensation expense is entirely related to expense recognized in connection with the vesting of restricted or other stock awards.

Restricted and Other Stock Awards

The Company has granted, and anticipates granting from time to time, restricted stock awards subject to approval by the Compensation Committee of the Board of Directors. Since fiscal year 2004, the Company has exclusively used restricted stock awards for all share-based compensation.

Restricted stock awards to non-employee members of the Board of Directors vest immediately upon grant, but cannot be sold, transferred, pledged or otherwise encumbered or disposed of until six months after the date of grant.

Of the restricted stock awards granted to employees during the nine months ended July 31, 2015, approximately 50% are subject to vesting over time (vesting annually over 3 years) and approximately 50% are subject to vesting based on objective performance-based measures during fiscal years 2016 through 2019. Of the restricted stock awards granted to employees during the nine months ended July 31, 2014, approximately 50% are subject to vesting over time (vesting quarterly over 4 years) and approximately 50% are subject to vesting based on objective performance-based measures during fiscal years 2015 through 2019. The Company used gross profit growth as its performance-based measure for restricted stock awards granted to employees during the nine months ended July 31, 2015 and 2014.

Restricted stock award activity during the nine months ended July 31, 2015 consisted of restricted or other stock grants totaling 371,637, shares forfeited totaling 5,403 and restricted shares withheld for taxes in connection with the vesting of restricted shares totaling 49,844. Employees have the option to surrender shares to pay for withholding tax obligations resulting from any vesting restricted shares, or to pay cash to the Company in the amount of the withholding taxes owed on the value of any vesting restricted shares in order to avoid surrendering shares.

As of July 31, 2015, the estimated amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will recognize over a 3.4 year weighted-average period is approximately $3.2 million.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2015

(Unaudited)

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the nine months ended July 31, 2015 and 2014 follows:

	Nine Months Ended
	July 31,
	2015	2014
Balance at beginning of period	$92,988	$74,073
Bad debt expense (recovery)	(14,203)	18,655
Losses charged to allowance	(6,820)	—
Balance at end of period	$71,965	$92,728

(4)	Inventories

Inventories as of July 31, 2015 and October 31, 2014 consist of the following:

	July 31,	October 31,
	2015	2014
Finished goods	$5,670,645	$5,378,114
Work in process	2,870,637	3,210,955
Raw materials	9,812,315	8,663,755
Production supplies	267,501	265,295
Total	$18,621,098	$17,518,119

(5)	Product Warranties

As of July 31, 2015 and October 31, 2014, the Company’s accrual for estimated product warranty claims totaled $195,000 and $100,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense for the three months and nine months ended July 31, 2015 totaled $73,228 and $229,643, respectively, and warranty claims expense for the three months and nine months ended July 31, 2014 totaled $86,430 and $195,965, respectively.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2015

(Unaudited)

The following table summarizes the changes in the Company’s accrual for product warranties during the nine months ended July 31, 2015 and 2014:

	Nine Months Ended
	July 31,
	2015	2014
Balance at beginning of period	$100,000	$190,000
Liabilities accrued for warranties issued during the period	205,376	299,477
Warranty claims and costs paid during the period	(134,643)	(250,965)
Changes in liability for pre-existing warranties during the period	24,267	(103,512)
Balance at end of period	$195,000	$135,000

(6)	Long-term Debt and Note Payable to Bank

The Company has credit facilities consisting of a real estate term loan, as amended (the “Virginia Real Estate Loan”), a supplemental real estate term loan, as amended (the “North Carolina Real Estate Loan”) and a revolving credit facility, as amended (the “Commercial Loan”).

Both the Virginia Real Estate Loan and the North Carolina Real Estate Loan are with BNC Bancorp (“BNC”, formerly Valley Bank), have a fixed interest rate of 4.25% and are secured by a first priority lien on all of the Company’s personal property and assets, except for the Company’s inventory, accounts, general intangibles, deposit accounts, instruments, investment property, letter of credit rights, commercial tort claims, documents and chattel paper, as well as a first lien deed of trust on the Company’s real property.

Long-term debt as of July 31, 2015 and October 31, 2014 consists of the following:

	July 31,	October 31,
	2015	2014
Virginia Real Estate Loan ($6.5 million original principal) payable in monthly installments of $36,426, including interest (at 4.25%), with final payment of $4,858,220 due April 30, 2018	$5,425,310	$5,575,586
North Carolina Real Estate Loan ($2.24 million original principal) payable in monthly installments of $12,553, including interest (at 4.25%), with final payment of $1,674,217 due April 30, 2018	1,869,645	1,921,433
Total long-term debt	7,294,955	7,497,019
Less current installments	277,969	269,996
Long-term debt, excluding current installments	$7,016,986	$7,227,023

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2015

(Unaudited)

On May 7, 2015, the Company entered into a commercial note renewal letter (“Binding Letter of Renewal”) extending the maturity date of the Commercial Loan to August 31, 2017. The Binding Letter of Renewal extends the maturity date of the Commercial Loan. All other terms of the Commercial Loan remain unaltered and remain in full force and effect. Within the revolving loan limit of the Commercial Loan and the Binding Letter of Renewal, the Company may borrow, repay, and reborrow, at any time from time to time until August 31, 2017. The Company also entered into an Amended and Restated Security Agreement dated May 7, 2015 which is substantially similar in all material aspects to, and replaces in its entirety, the original Security Agreement dated April 30, 2010.

Advances under the Commercial Loan accrue interest at LIBOR plus 2.2% (resulting in a 2.39% rate at July 31, 2015). Accrued interest on the outstanding principal balance is due on the first day of each month, with all then outstanding principal, interest, fees and costs due at the Commercial Loan maturity date of August 31, 2017.

The Commercial Loan is secured by a first priority lien on all of the Company’s inventory, accounts, general intangibles, deposit accounts, instruments, investment property, letter of credit rights, commercial tort claims, documents and chattel paper.

As of July 31, 2015, the Company had $5.0 million of outstanding borrowings on its Commercial Loan and $4.0 million in available credit. As of October 31, 2014, the Company had outstanding borrowings of $2.5 million on its Commercial Loan and $6.5 million in available credit.

(7)	Fair Value Measurements

The carrying amounts reported in the condensed consolidated balance sheets as of July 31, 2015 and October 31, 2014 for cash, trade accounts receivable, other receivables and accounts payable and accrued expenses, including accrued compensation and payroll taxes, approximate fair value because of the short maturity of these instruments. The carrying values of the Company’s note payable to bank and long-term debt approximate fair value based on similar long-term debt issues available to the Company as of July 31, 2015 and October 31, 2014. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2015

(Unaudited)

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

	Three months ended		Nine months ended
	July 31,		July 31,
	2015	2014	2015	2014
Net income (loss) attributable to OCC (numerator)	$(572,572)	$292,484	$(1,290,899)	$(262,929)

Shares (denominator)	6,210,454	6,933,676	6,232,973	6,082,314

Basic and diluted net income (loss) per share	$(0.09)	$0.04	$(0.21)	$(0.04)

Weighted average unvested shares as of July 31, 2015 totaling 872,598 and 677,955, respectively, while issued and outstanding, were not included in the computation of basic and diluted net loss per share for the three months and nine months ended July 31, 2015 (because to include such shares would have been antidilutive, or in other words, to do so would have reduced the net loss per share for those periods).

Weighted average unvested shares as of July 31, 2014 totaling 647,196, while issued and outstanding, were not included in the computation of basic and diluted net loss per share for the nine months ended July 31, 2014 (because to include such shares would have been antidilutive, or in other words, to do so would have reduced the net loss per share for that period).

(9)	Shareholders’ Equity

On July 15, 2015, the Company declared a quarterly cash dividend of $0.02 per share on its common stock totaling $141,661. This amount is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of July 31, 2015.

(10)	Segment Information and Business and Credit Concentrations

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of July 31, 2015 and October 31, 2014 have been adequately provided for in the condensed consolidated financial statements.

For the three months ended July 31, 2015, 12.2% and 14.5% of consolidated net sales were attributable to two customers. For the nine months ended July 31, 2015, 13.3% and 13.8% of consolidated net sales were attributable to the same two customers. For the three months and nine months ended July 31, 2014, 16.8% and 12.7%, respectively, of consolidated net sales were attributable to one customer.

For the nine months ended July 31, 2015 and 2014, approximately 79% and 77%, respectively, of consolidated net sales were from customers in the United States, and approximately 21% and 23%, respectively, were from customers outside of the United States.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2015

(Unaudited)

The Company has a single reportable segment for purposes of segment reporting, exclusive of Centric Solutions LLC (“Centric Solutions”). For the three months and nine months ended July 31, 2015, Centric Solutions generated revenues, net of intercompany sales, totaling $629,105 and $1,259,524, respectively. Centric Solutions reported operating income of $42,722 for the three months ended July 31, 2015 and operating losses of $131,706 for the nine months ended July 31, 2015. For the three months and nine months ended July 31, 2014, Centric Solutions generated revenues, net of intercompany sales, totaling $355,671 and $911,075, respectively, and operating losses of $59,938 and $245,716, respectively. Total assets of Centric Solutions of approximately $373,000 (net of intercompany amounts) are included in the total consolidated assets of the Company as of July 31, 2015.

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

In July 2015, the FASB issued Accounting Standards Update 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 changes the inventory valuation method from lower of cost or market to lower of cost and net realizable value for inventory valued using first-in, first-out or average cost. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU-2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and should be applied prospectively with early adoption permitted. The adoption of ASU 2015-11 is not expected to have any impact on the Company’s results of operations, financial position or liquidity or its related financial statement disclosures.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2015

(Unaudited)

There are no other new accounting standards issued, but not yet adopted by the Company, which are expected to materially impact the Company’s financial position, operating results or financial statement disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to known and unknown variables, uncertainties, contingencies and risks that may cause actual events or results to differ materially from our expectations, and such variables, uncertainties, contingencies and risks may also adversely affect Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”), the Company’s future results of operations and future financial condition, and/or the future equity value of the Company. Factors that could cause or contribute to such differences from our expectations or risks that could adversely affect the Company include, but are not limited to, the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate and/or government spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber, copper, gold and other precious metals, and plastics and other materials); fluctuations in transportation costs; our dependence on customized equipment for the manufacture of certain of our products in certain production facilities; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing in one or more of the markets in which we participate; our dependence on a limited number of suppliers; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in regulatory reviews and audits and potential regulatory reviews and audits; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences for competing technologies, relative to our product offering; economic conditions that affect the telecommunications sector, the data communications sector, certain technology sectors and/or certain industry market sectors (for example, mining, oil & gas and military industry market sectors); economic conditions or changes in relative currency strengths (for example, the strengthening of the U.S. dollar relative to certain foreign currencies) that affect certain geographic markets, the relative costs of U.S. products exported, and/or the economy as a whole; changes in demand for our products from certain competitors for which we provide private label connectivity products; changes in the mix of products sold during any given period (due to, among other things, seasonality or strength or weaknesses in particular markets in which we participate) which may impact gross profits and gross profit margins or net sales; terrorist attacks or acts of war, and any current or potential future military conflicts; changes in the level of military spending or other spending by the United States government; ability to recruit and retain key personnel; poor labor relations; the impact of changes in accounting policies and related costs of compliance, including changes by the Securities and Exchange Commission ("SEC"), the Public Company Accounting Oversight Board ("PCAOB"), the Financial Accounting Standards Board ("FASB"), and/or the International Accounting Standards Board ("IASB"); our ability to continue to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; the impact of changes and potential changes in federal laws and regulations adversely affecting our business and/or which result in increases in our direct and indirect costs, including our direct and indirect costs of compliance with such laws and regulations; the impact of the Patient Protection and Affordable Care Act of 2010, the Health Care and Education Reconciliation Act of 2010, and any revisions to those acts that apply to us and the related legislation and regulation associated with those acts, which directly or indirectly results in increases to our costs; the impact of changes in state or federal tax laws and regulations increasing our costs and/or impacting the net return to investors owning our shares; any changes in the status of our compliance with financial debt covenants with our lenders; the impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, making investments in or with, and/or acquiring parties that compete with and/or have conflicts with our customers; voluntary or involuntary delisting of the Company’s common stock from any exchange on which it is traded; the deregistration by the Company from SEC reporting requirements, as a result of the small number of holders of the Company’s common stock; a reduction or elimination of dividends declared to shareholders due to inadequate or alternative uses of cash on hand; adverse reactions by customers, vendors or other service providers to unsolicited proposals regarding the ownership or management of the Company; the additional costs of considering, responding to and possibly defending our position on unsolicited proposals regarding the ownership or management of the Company; impact of weather or natural disasters in the areas of the world in which we operate, market our products and/or acquire raw materials; an increase in the number of shares of the Company’s common stock issued and outstanding; economic downturns generally and/or in one or more of the markets in which we operate; changes in market demand, exchange rates, productivity, or market and economic conditions in the areas of the world in which we operate and market our products; and our success in managing the risks involved in the foregoing.

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

OCC designs, develops and manufactures fiber optic cables for a broad range of commercial and specialty markets and applications. We refer to these products as our fiber optic cable offering. OCC designs, develops and manufactures fiber and copper connectivity products for the commercial market, including a broad range of commercial and residential applications. We refer to these products as our enterprise connectivity product offering. OCC designs, develops and manufactures a broad range of specialty fiber optic connectors and connectivity solutions principally for use in military and other harsh environment applications. We refer to these products as our applied interconnect systems product offering or our harsh environment connectivity product offering.

We market and sell the products manufactured at our Dallas facility through our wholly owned subsidiary Applied Optical Systems, Inc. (“AOS”) under the names Optical Cable Corporation and OCC® by the efforts of our integrated OCC sales team.

The OCC team seeks to provide top tier communication solutions by bundling all of our fiber optic and copper data communication product offerings into systems that are best suited for individual data communication needs and application requirements of our customers and the end-users of our systems.

Optical Cable Corporation owns 70% of the authorized membership interests of Centric Solutions LLC (“Centric Solutions”). Centric Solutions is a business founded in 2008 that provides turnkey cabling and connectivity solutions for the datacenter market. Centric Solutions operates and goes to market independently from Optical Cable Corporation; however, in some cases, Centric Solutions may offer products from OCC’s product offering.    Centric Solutions facility lease expires at the end of November 2015. OCC is currently working to transition Centric Solutions’ business to OCC’s facility near Dallas, Texas.

Optical Cable Corporation, OCC®, Procyon®, Procyon Blade™, Superior Modular Products, SMP Data Communications, Applied Optical Systems, and associated logos are trademarks of Optical Cable Corporation.

Summary of Company Performance for Third Quarter and First Nine Months of Fiscal Year 2015

●

Consolidated net sales for the third quarter of fiscal year 2015 were $20.8 million, a decrease of 1.1% compared to net sales of $21.0 million for the third quarter of fiscal year 2014. Consolidated net sales for the nine months ended July 31, 2015 were $56.8 million, a decrease of 1.6% compared to net sales of $57.7 million for the first nine months of fiscal year 2014.

●	OCC’s net sales were negatively impacted by reductions in certain industry market segments, including the military, oil & gas, and mining specialty markets, during the first nine months of fiscal year 2015, due to macroeconomic weakness in these markets. Many of these specialty markets require specific product and solution expertise and tend to have higher gross profit margins. Net sales increases in our commercial markets and our industrial market, did not offset the declines in our other specialty markets. Net sales outside the U.S. have also been negatively impacted by the strong U.S. dollar relative to other international currencies during the first nine months of fiscal year 2015.

●

Gross profit was $5.7 million in the third quarter of fiscal year 2015, compared to $7.3 million for the third quarter of fiscal year 2014. Gross profit was $16.8 million for the first nine months of fiscal year 2015, compared to $19.4 million for the same period last year. Gross profits were impacted by lower net sales in certain industry markets, and also by pricing pressure in certain markets, particularly the wireless carrier market.

●

Selling, general and administrative expenses decreased 9.9% and 6.9%, respectively, during the three and nine months ending July 31, 2015, when compared to the same periods in fiscal year 2014, consistent with our efforts to control costs.

●

Net loss attributable to OCC was $573,000, or $0.09 per share, during the third quarter of fiscal year 2015, compared to net income of $292,000, or $0.04 per share, for the comparable period last year. Net loss attributable to OCC was $1.3 million, or $0.21 per share, during the first nine months of fiscal year 2015, compared to a net loss of $263,000, or $0.04 per share, during the first nine months of fiscal year 2014.

●	OCC continued to provide a quarterly dividend during the third quarter of fiscal year 2015 at the rate of $0.02 per share per quarter, implying an annual dividend rate of $0.08 per share.

●	The OCC team continues to look for opportunities to increase manufacturing efficiencies and reduce costs during this period of weakness in certain of our higher gross profit margin specialty markets.

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

Amortization of intangible assets consists of the amortization of legal fees associated with internally developed patents that have been granted. Amortization of intangible assets in the third quarter and first nine months of fiscal year 2014 also included the amortization of intellectual property and customer list acquired in the acquisition of AOS and was fully amortized during fiscal year 2014. Amortization of intangible assets is calculated using the straight line method over the estimated useful lives of the intangible assets.

Other expense, net consists of interest expense and other miscellaneous income and expense items not directly attributable to our operations.

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended			Nine Months Ended
	July 31,		Percent	July 31,		Percent
	2015	2014	Change	2015	2014	Change
Net sales	$20,781,000	$21,004,000	(1.1)%	$56,816,000	$57,730,000	(1.6)%
Gross profit	5,709,000	7,338,000	(22.2)%	16,764,000	19,406,000	(13.6)%
SG&A expenses	6,085,000	6,756,000	(9.9)%	18,279,000	19,638,000	(6.9)%
Net income (loss) attributable to OCC	(573,000)	292,000	(295.8)%	(1,291,000)	(263,000)	(391.0)%

Three Months Ended July 31, 2015 and 2014

Net Sales

Consolidated net sales for the third quarter of fiscal year 2015 decreased 1.1% to $20.8 million compared to net sales of $21.0 million for the same period last year. We experienced an increase in net sales in our commercial markets in the third quarter of fiscal year 2015 compared to the same period last year, but this increase was offset by a decrease in net sales in our specialty markets.

Specifically, OCC’s net sales were negatively impacted by reductions in the military, oil & gas, and mining specialty markets, during the third quarter of fiscal year 2015, due to macroeconomic weakness in these markets. Many of these specialty markets require specific product and solution expertise and tend to generate higher gross profit margins. Net sales increases in our commercial markets and our industrial specialty market did not offset the declines in our other specialty markets. We are also seeing downward pressure on pricing in certain markets, particularly the wireless carrier market.

Net sales to customers in the United States decreased 2.2% in the third quarter of fiscal year 2015, compared to the same period last year, while net sales to customers outside of the United States increased 3.6%. Despite an increase in international net sales during the third quarter of fiscal year 2015, net sales outside the U.S. continue to be negatively impacted by the strong U.S. dollar relative to other international currencies, particularly in certain geographic regions.

Sequentially, net sales increased 11.3% in the third quarter of fiscal year 2015, compared to net sales of $18.7 million for the second quarter of fiscal year 2015.

Gross Profit

Our gross profit decreased 22.2% to $5.7 million in the third quarter of fiscal year 2015 compared to $7.3 million in the third quarter of fiscal year 2014. Gross profit margin, or gross profit as a percentage of net sales, was 27.5% in the third quarter of fiscal year 2015 compared to 34.9% in the third quarter of fiscal year 2014.

Net sales decreases in certain specialty markets and pricing pressure in certain markets, particularly the wireless carrier market, negatively impacted gross profits during the third quarter of fiscal year 2015, compared to the same period last year. Additionally, our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may vary based on changes in product mix. The lower gross profit margin in the third quarter of fiscal year 2015 when compared to the same period last year was primarily due to the sale of certain lower margin products that negatively impacted our gross profit margin.

Selling, General, and Administrative Expenses

SG&A expenses decreased 9.9% to $6.1 million during the third quarter of fiscal year 2015, compared to $6.8 million for the same period last year. SG&A expenses as a percentage of net sales were 29.3% in the third quarter of fiscal year 2015, compared to 32.2% in the third quarter of fiscal year 2014, consistent with some of the cost cutting initiatives we implemented near the end of fiscal year 2014.

The decrease in SG&A expenses during the third quarter of fiscal year 2015 compared to the same period last year was primarily due to decreased employee related costs and decreased legal and professional fees. Compensation costs have decreased when comparing the third quarter of fiscal year 2015 to the comparable period in fiscal year 2014 due to the reorganization initiatives implemented during the latter part of fiscal year 2014 and decreases in commissions and employee incentives resulting from decreased net sales and the financial results during the third quarter of fiscal year 2015. Legal and professional fees decreased when comparing the third quarter of fiscal year 2015 to the comparable period in fiscal year 2014 due to atypically high legal and professional fees that occurred in the third quarter of fiscal year 2014 that were not expected to recur and that did not recur in the third quarter of fiscal year 2015.

Royalty Expense, Net

We recognized royalty expense, net of royalty income, totaling $27,000 during the third quarter of fiscal year 2015, compared to $32,000 during the same period last year. We expect the trend of royalty expense largely or completely offsetting royalty income to continue in fiscal year 2015 as a result of the decline in royalty income due to the expiration of patents for licensed products.

Amortization of Intangible Assets

We recognized $3,000 of amortization expense, associated with intangible assets, during the third quarter of fiscal year 2015, compared to $10,000 during the third quarter of fiscal year 2014. The decrease in amortization expense, when comparing the two periods, is primarily due to the fact that the intellectual property and customer list, acquired in connection with the acquisition of AOS in 2009, was fully amortized during fiscal year 2014.

Other Expense, Net

We recognized other expense, net in the third quarter of fiscal year 2015 of $111,000 compared to $106,000 in the third quarter of fiscal year 2014. Other expense, net is comprised of interest expense and other miscellaneous items which may fluctuate from period to period.

Income (Loss) Before Income Taxes

We reported a loss before income taxes of $516,000 for the third quarter of fiscal year 2015, compared to income before income taxes of $433,000 for the third quarter of fiscal year 2014. This change was primarily due to the decrease in gross profit of $1.6 million, partially offset by the decrease in SG&A expenses of $672,000, compared to the same period in 2014.

Income Tax Expense

Income tax expense totaled $46,000 in the third quarter of fiscal year 2015, compared to $155,000 for the same period in fiscal year 2014. Our effective tax rate for the third quarter of fiscal year 2015 was negative 8.9% compared to 35.8% for the third quarter of fiscal year 2014.

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

At July 31, 2015, we have gross deferred tax assets of approximately $2.7 million arising from various temporary differences. We believe it is more likely than not that we will realize the benefits of our deferred tax assets. We consider all available evidence, both positive and negative, in making this assessment. However, in the event negative operating results over time cause us to believe the benefits of such gross deferred tax assets will not be fully realized, then a valuation allowance of some or all of the deferred tax assets may become necessary.

Net Income (Loss)

Net loss attributable to OCC for the third quarter of fiscal year 2015 was $573,000 compared to net income attributable to OCC of $292,000 for the third quarter of fiscal year 2014. This change was due primarily to the decrease in income before taxes of $949,000, partially offset by the decrease in income tax expense of $109,000, in the third quarter of fiscal year 2015, compared to the same period in fiscal year 2014.

Nine Months Ended July 31, 2015 and 2014

Net Sales

Consolidated net sales for the first nine months of fiscal year 2015 decreased 1.6% to $56.8 million compared to net sales of $57.7 million for the same period last year. We experienced an increase in net sales during the first nine months of fiscal year 2015 in our commercial markets compared to the same period last year, but this increase was offset by decreases in net sales in our specialty markets.

Specifically, OCC’s net sales were negatively impacted by reductions in the military, oil & gas, and mining specialty markets, during the first nine months of fiscal year 2015, due to macroeconomic weakness in these markets. Many of these specialty markets require specific product and solution expertise and tend to generate higher gross profit margins. Net sales increases in our commercial markets and our industrial specialty market did not offset the current declines in our other specialty markets. We are also seeing downward pressure on pricing in certain markets, particularly the wireless carrier market.

Net sales to customers in the United States increased 1.3% in the first nine months of fiscal year 2015 compared to the same period last year, while net sales to customers outside of the United States decreased 11.2%. Net sales outside the U.S. were negatively impacted by the strong U.S. dollar relative to other international currencies, particularly in certain geographic regions. Additionally, a large international order recognized in the first nine months of fiscal year 2014 did not recur in the first nine months of fiscal year 2015.

Gross Profit

Our gross profit was $16.8 million in the first nine months of fiscal year 2015, a decrease of 13.6% compared to $19.4 million in the first nine months of fiscal year 2014. Gross profit margin, or gross profit as a percentage of net sales, was 29.5% in the first nine months of fiscal year 2015 compared to 33.6% in the first nine months of fiscal year 2014.

Net sales decreases in certain specialty markets and pricing pressure in certain markets, particularly the wireless carrier market, negatively impacted gross profits during the first nine months of fiscal year 2015, compared to the same period last year. Additionally, our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may vary based on changes in product mix. The lower gross profit margin in the first nine months of fiscal year 2015 when compared to the same period in fiscal year 2014 is attributable to the sale of certain lower margin products that negatively impacted our gross profit margin during the first nine months of fiscal year 2015.

Selling, General, and Administrative Expenses

SG&A expenses decreased 6.9% to $18.3 million for the first nine months of fiscal year 2015 from $19.6 million for the same period last year. SG&A expenses as a percentage of net sales were 32.2% in the first nine months of fiscal year 2015 compared to 34.0% in the first nine months of fiscal year 2014, consistent with some of the cost cutting initiatives we implemented near the end of fiscal year 2014.

The decrease in SG&A expenses during the first nine months of fiscal year 2015 compared to the same period last year was primarily due to decreased employee related costs and decreased legal and professional fees. Compensation costs have decreased when comparing the first nine months of fiscal year 2015 to the comparable period in fiscal year 2014 due to the reorganization initiatives implemented during the latter part of fiscal year 2014 and decreases in commissions and employee incentives resulting from decreased net sales and the financial results during the first nine months of fiscal year 2015. Legal and professional fees decreased when comparing the first nine months of fiscal year 2015 to the comparable period in fiscal year 2014 due to atypically high legal and professional fees that occurred in the first nine months of fiscal year 2014 that were not expected to recur and that did not recur in the first nine months of fiscal year 2015.

Royalty Expense, Net

We recognized royalty expense, net of royalty income, totaling $117,000 during the first nine months of fiscal year 2015, compared to $79,000 during the same period last year. We expect the trend of royalty expense largely or completely offsetting royalty income to continue in fiscal year 2015 as a result of the decline in royalty income due to the expiration of patents for licensed products.

Amortization of Intangible Assets

We recognized $8,000 of amortization expense, associated with intangible assets, for the first nine months of fiscal year 2015, compared to amortization expense of $30,000 during the first nine months of fiscal year 2014. The decrease in amortization expense, when comparing the two periods, is primarily due to the fact that the intellectual property and customer list, acquired in connection with the acquisition of AOS in 2009, was fully amortized during fiscal year 2014.

Other Expense, Net

We recognized other expense, net in the first nine months of fiscal year 2015 of $312,000 compared to $307,000 in the first nine months of fiscal year 2014. Other expense, net is comprised of interest expense and other miscellaneous items which may fluctuate from period to period.

Loss Before Income Taxes

We reported a loss before income taxes of $2.0 million for the first nine months of fiscal year 2015 compared to $647,000 for the first nine months of fiscal year 2014. This increase was primarily due to the decrease in gross profit of $2.6 million, partially offset by the decrease in SG&A expenses of $1.4 million in the first nine months of fiscal year 2015, compared to the same period in 2014.

Income Tax Benefit

Income tax benefit totaled $630,000 in the first nine months of fiscal year 2015 compared to $325,000 for the same period in fiscal year 2014. Our effective tax rate for the first nine months of fiscal year 2015 was 32.3% compared to 50.3% for the first nine months of fiscal year 2014.

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

At July 31, 2015, we have gross deferred tax assets of approximately $2.7 million arising from various temporary differences. We believe it is more likely than not that we will realize the benefits of our deferred tax assets. We consider all available evidence, both positive and negative, in making this assessment. However, in the event negative operating results over time cause us to believe the benefits of such gross deferred tax assets will not be fully realized, then a valuation allowance of some or all of the deferred tax assets may become necessary.

Net Loss

Net loss attributable to OCC for the first nine months of fiscal year 2015 was $1.3 million compared to $263,000 for the first nine months of fiscal year 2014. This increase was due primarily to the increase in the loss before taxes of $1.3 million, partially offset by the increase in income tax benefit of $305,000, in the first nine months of fiscal year 2015, compared to the same period in fiscal year 2014.

Financial Condition

Total assets decreased $1.0 million, or 2.0%, to $49.0 million at July 31, 2015, from $50.0 million at October 31, 2014. This decrease was primarily due to a $3.3 million decrease in trade accounts receivable, net, partially offset by a $1.1 million increase in inventories. The decrease in trade accounts receivable, net largely resulted from the decrease in net sales in the third quarter of fiscal year 2015 when compared to the fourth quarter of fiscal year 2014 and the timing of collections. The increase in inventories is largely due to certain raw material purchases.

Total liabilities increased $496,000, or 2.5%, to $20.2 million at July 31, 2015, from $19.7 million at October 31, 2014. The increase in total liabilities was primarily due to a $2.5 million increase in note payable to bank under our revolving credit facility, partially offset by a $1.0 million decrease in accounts payable and accrued expenses, including accrued compensation and payroll taxes. The balance on our revolving credit facility has increased primarily as the result of investments in new manufacturing equipment at our fiber optic cable production facility. Accounts payable and accrued expenses, including accrued compensation and payroll taxes, decreased primarily due to the timing of payments related to certain raw material purchases when comparing the two periods and the timing of certain vendor and payroll related payments.

Total shareholders’ equity attributable to OCC at July 31, 2015 decreased $1.5 million in the first nine months of fiscal year 2015. The decrease resulted primarily from a net loss attributable to OCC of $1.3 million, dividends declared of $419,000 and the repurchase and retirement of 80,636 shares of our common stock for $380,000, partially offset by share-based compensation of $619,000.

Liquidity and Capital Resources

Our primary capital needs during the first nine months of fiscal year 2015 have been to fund capital expenditures and working capital requirements. Our primary source of capital for these purposes has been existing cash, borrowings under our revolving credit facility and cash provided by operations. As of July 31, 2015 and October 31, 2014, we had outstanding loan balances under our revolving credit facility totaling $5.0 million and $2.5 million, respectively. As of July 31, 2015 and October 31, 2014, we had outstanding loan balances, excluding our revolving credit facility, totaling $7.3 million and $7.5 million, respectively.

Our cash totaled $556,000 as of July 31, 2015, a decrease of $533,000, compared to $1.1 million as of October 31, 2014. The decrease in cash for the nine months ended July 31, 2015 primarily resulted from capital expenditures totaling $2.7 million, partially offset by net cash provided by financing activities totaling $1.3 million and cash provided by operating activities of $1.0 million.

On July 31, 2015, we had working capital of $25.4 million compared to $26.1 million on October 31, 2014. The ratio of current assets to current liabilities as of July 31, 2015 was 4.3 to 1 compared to 3.8 to 1 as of October 31, 2014. The decrease in working capital was primarily due to the $3.3 million decrease in accounts receivable, net, partially offset by the $1.1 million increase in inventories and the $1.0 million decrease in accounts payable and accrued expenses, including accrued compensation. The improved ratio of current assets to current liabilities as of July 31, 2015 compared to October 31, 2014 was due to the fact that current assets decreased 6.6% while current liabilities decreased 18.3%

Net Cash

Net cash provided by operating activities was $1.0 million in the first nine months of fiscal year 2015, compared to $1.9 million in the first nine months of fiscal year 2014. Net cash provided by operating activities during the first nine months of fiscal year 2015 primarily resulted from certain adjustments to reconcile a net loss of $1.3 million to net cash provided by operating activities including depreciation, amortization and accretion of $1.5 million and share-based compensation expense of $860,000. Additionally, the cash flow impact of decreases in accounts receivable, net of $3.3 million further contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by the cash flow impact of decreases in accrued compensation and payroll taxes of $1.5 million and the increase in inventories of $1.1 million.

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

Net cash used in investing activities totaled $2.8 million in the first nine months of fiscal year 2015, compared to $1.9 million in the first nine months of fiscal year 2014. Net cash used in investing activities during the first nine months of fiscal years 2015 and 2014 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment.

Net cash provided by financing activities totaled $1.3 million in the first nine months of fiscal year 2015, compared to net cash used in financing activities of $227,000 in the first nine months of fiscal year 2014. Net cash provided by financing activities in the first nine months of fiscal year 2015 resulted primarily from proceeds from a note payable to our bank under our line of credit, net of repayments, of $2.5 million, partially offset by the $414,000 payment of dividends previously declared and the repurchase and retirement of 80,636 shares of our common stock for $380,000. Net cash used in financing activities in the first nine months of fiscal year 2014 resulted primarily from the $401,000 payment of dividends previously declared and the payment of $194,000 of principal on our long-term debt in accordance with the related amortization schedules, partially offset by proceeds from a note payable to our bank under our revolving line of credit, net of repayments, of $500,000.

Credit Facilities

We have credit facilities consisting of a real estate term loan, as amended (the “Virginia Real Estate Loan”), a supplemental real estate term loan, as amended (the “North Carolina Real Estate Loan”) and a revolving credit facility, as amended (the “Commercial Loan”).

Both the Virginia Real Estate Loan and the North Carolina Real Estate Loan are with BNC Bancorp (“BNC”, formerly Valley Bank), have a fixed interest rate of 4.25% and are secured by a first priority lien on all of our personal property and assets, except for our inventory, accounts, general intangibles, deposit accounts, instruments, investment property, letter of credit rights, commercial tort claims, documents and chattel paper, as well as a first lien deed of trust on the Company’s real property.

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

On May 7, 2015, we entered into a commercial note renewal letter (“Binding Letter of Renewal”) extending the maturity date of the Commercial Loan to August 31, 2017. The Binding Letter of Renewal extends the maturity date of the Commercial Loan. All other terms of the Commercial Loan remain unaltered and remain in full force and effect. Within the revolving loan limit of the Commercial Loan and Binding Letter of Renewal, we may borrow, repay, and reborrow, at any time until August 31, 2017. We also entered into an Amended and Restated Security Agreement dated May 7, 2015 which is substantially similar in all material aspects to, and replaces in its entirety, the original Security Agreement dated April 30, 2010.

Advances under the Commercial Loan accrue interest at LIBOR plus 2.2% (resulting in a 2.39% rate at July 31, 2015). Accrued interest on the outstanding principal balance is due on the first day of each month, with all then outstanding principal, interest, fees and costs due at the Commercial Loan maturity date of August 31, 2017.

The Commercial Loan is secured by a first priority lien on all of our inventory, accounts, general intangibles, deposit accounts, instruments, investment property, letter of credit rights, commercial tort claims, documents and chattel paper.

Our credit facilities require compliance with certain financial debt covenants.  While we are currently in compliance with those covenants, future negative financial results could impact our ability to remain in compliance.

As of July 31, 2015, we had $5.0 million of outstanding borrowings on our Commercial Loan and $4.0 million in available credit.

Capital Expenditures

For the nine months ended July 31, 2015, we have spent approximately $2.3 million to upgrade existing and add new manufacturing equipment at our fiber optic cable production facility to further expand the breadth of our production capabilities and to support anticipated increased demand for certain new and existing fiber optic cable products. As of July 31, 2015, we have committed an additional $1.1 million to support these efforts. We did not have any other material commitments for capital expenditures as of July 31, 2015. During our 2015 fiscal year budgeting process, we included an estimate for capital expenditures of $5.5 million for the year. These expenditures will be funded out of our working capital or borrowings under our credit facilities. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Historically, we have spent less than our budgeted capital expenditures in most fiscal years.

Corporate acquisitions and other strategic investments, if any, are considered outside of our annual capital expenditure budgeting process.

Future Cash Flow Considerations

We believe that our future cash flow from operations, our cash on hand and our existing credit facilities or any additional credit facilities we may originate will be adequate to fund our operations for at least the next twelve months.

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

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2014 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2014 Form 10-K did not change during the period from November 1, 2014 through July 31, 2015.

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

In July 2015, the FASB issued Accounting Standards Update 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 changes the inventory valuation method from lower of cost or market to lower of cost and net realizable value for inventory valued using first-in, first-out or average cost. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and should be applied prospectively with early adoption permitted. The adoption of ASU 2015-11 is not expected to have any impact on our results of operations, financial position or liquidity or our related financial statement disclosures.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2015. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2015, and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATIOn

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its common stock for the three months ended July 31, 2015:

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)

May 1, 2015 – May 31, 2015	—	—	—	400,000

June 1, 2015 – June 30, 2015	—	—	—	400,000

July 1, 2015 – July 31, 2015	1,600	3.56	1,600	398,400

(1)

On July 14, 2015, the Company’s Board of Directors approved a plan to purchase and retire up to 400,000 shares of the Company’s common stock, or approximately 6.0% of the shares then outstanding. At the time the plan was approved, the Company anticipated that the purchases would be made over a 24- to 36-month period unless the entire number of shares expected to be purchased under the plan is sooner acquired. For the three month period ended July 31, 2015, the Company repurchased and retired 1,600 shares of its outstanding common stock. The repurchases, including brokerage and legal fees, for the three month period ended July 31, 2015 totaled approximately $5,700.

(2)

The average price paid per share set forth above includes the purchase price paid for the shares, and brokerage and legal fees paid by the Company. The average purchase price per share (excluding brokerage and legal fees) paid by the Company for the three months ended July 31, 2015 was $3.48.

After the Company’s purchase and retirement of shares of its common stock as set forth in the table above, the Company had 7,075,532 shares of its common stock issued and outstanding at July 31, 2015. Employees of the Company and members of the Board of Directors owned at least 36.7% of the shares outstanding as of July 31, 2015, including shares still subject to potential forfeiture based on vesting requirements.

PART II. OTHER INFORMATIOn

Item 6. Exhibits

The exhibits listed on the Exhibit Index are filed as part of, and incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: September 11, 2015	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: September 11, 2015	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

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

10.15

Redemption Agreement by and between Optical Cable Corporation and BB&T Capital Markets dated July 14, 2015 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 14, 2015).

10.16*

Amended and Restated Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective April 11, 2011 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 15, 2011).

10.17*

Amendment, effective December 18, 2012, to Amended and Restated Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective April 11, 2011 (incorporated herein by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2013 filed March 15, 2013).

10.18*

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

10.21*

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at July 31, 2015 and October 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended July 31, 2015 and 2014, (iii) Condensed Consolidated Statement of Shareholders’ Equity for the nine months ended July 31, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2015 and 2014, and (v) Condensed Notes to Condensed Consolidated Financial Statements. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.