Form 10-K
period 2015-10-31
OPTICAL CABLE CORP
filed 2016-01-28
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2015

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

Large accelerated filer    ☐    Accelerated filer   ☐    Non-accelerated filer   ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes   ☐    No  ☒

The aggregate market value of the registrant’s Common Stock, no par value, held by non-affiliates of the registrant (without admitting any person whose shares are not included in determining such value is an affiliate) as of April 30, 2015, the last business day of the Company’s most recent second quarter was $22,730,232 based upon the closing price of these shares as reported by the Nasdaq Global Market on April 30, 2015.

As of January 22, 2016, the Company had outstanding 7,059,548 common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report filed as Exhibit 13.1 to this report on Form 10-K are incorporated by reference in Part II of this Form 10-K Report: “Corporate Information,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” and “Report of Independent Registered Public Accounting Firm.” In addition, portions of the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K Report: “Election of Directors,” “Beneficial Ownership of Securities,” “Compensation of Executive Officers,” “Compensation of Directors,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “Code of Ethics,” “Executive Compensation,” “Beneficial Ownership of Securities,” “Equity Compensation Plans Information,” “Certain Relationships and Related Transactions,” “Independent Registered Public Accounting Firm,” and “Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Registered Public Accounting Firm.”

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

Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) is a leading manufacturer of a broad range of fiber optic and copper data communication cabling and connectivity solutions primarily for the enterprise market and various harsh environment and specialty markets (the non-carrier markets), offering integrated suites of high quality products which operate as a system solution or seamlessly integrate with other providers’ offerings. OCC also manufactures and sells a significant amount of products in the wireless carrier market.

OCC’s product offerings include designs for uses ranging from enterprise networks, datacenters, residential and campus installations to customized products for specialty applications and harsh environments, including military, industrial, mining, petrochemical, wireless carrier and broadcast applications.

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

The OCC team seeks to provide top-tier integrated communication solutions by bundling our products into systems that provide our customers and end-users with integrated cabling and connectivity solutions that are well-suited for their individual data communication and application requirements.

OCC® is internationally recognized for pioneering the design and production of fiber optic cables for the most demanding military field applications, as well as of fiber optic cables suitable for both indoor and outdoor use, and creating a broad product offering built on the evolution of these fundamental technologies. OCC® is also internationally recognized for its role in establishing copper connectivity data communications standards through its innovative technologies.

OCC manufactures its fiber optic cables at its ISO 9001:2008 registered and MIL-STD-790F certified facility located in Roanoke, Virginia, its enterprise connectivity products primarily at its ISO 9001:2008 registered facility located near Asheville, North Carolina, and its harsh environment and specialty connectivity products at its ISO 9001:2008 registered and MIL-STD-790F certified facility located near Dallas, Texas.

OCC designs, develops and manufactures fiber optic cables for a broad range of enterprise, harsh environment and specialty markets and applications. We refer to these products as our fiber optic cable offering. OCC designs, develops and manufactures fiber and copper connectivity products for the enterprise market, including a broad range of enterprise and residential applications. We refer to these products as our enterprise connectivity product offering. OCC designs, develops and manufactures a broad range of specialty fiber optic connectors and connectivity products primarily for use in military and other harsh environment applications. We refer to these products as our harsh environment and specialty connectivity product offering.

OCC markets and sells our harsh environment and specialty connectivity product offering through AOS under the names Optical Cable Corporation and OCC® by the efforts of our integrated OCC sales team.

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

Products

OCC® is a leading manufacturer of a broad range of fiber optic and copper data communication cabling and connectivity solutions primarily for the enterprise market and various harsh environment and specialty markets (the non-carrier markets), offering an integrated suite of high quality, warranted products which operate as a system solution or seamlessly integrate with other providers’ offerings. OCC also manufactures and sells a significant amount of products in the wireless carrier market. OCC’s product offerings include designs for uses ranging from enterprise networks, datacenters, residential and campus installations to customized products for harsh environments and specialty applications, including military, industrial, mining, petrochemical, wireless carrier and broadcast applications.

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

Our product line is diverse and versatile, in keeping with evolving application needs of customers within our markets. Our tight-buffered fiber optic cables address a wide range of needs, primarily for the enterprise market and various harsh environment and specialty markets (the non-carrier markets), ranging from enterprise networks, data centers, residential and campus installations, as well as the needs for the harsh environment and specialty markets including military, industrial, mining, petrochemical, and broadcast applications, and to a lesser extent the access market. OCC also manufactures and sells a significant amount of fiber optic cable and hybrid cable (fiber and copper) products in the wireless carrier market. Our patented tight-buffered fiber unit cables have both high fiber-count and rugged performance in a compact and lightweight design. We believe that we offer one of the most comprehensive tight-buffered fiber optic cable product offerings for our markets.

We produce fiber optic cables for specialized installations, including various hybrid cables (fiber and copper), and cables with specialty fibers. We can armor fiber optic cables for additional protection in certain installations. We offer cables suitable for underground or overhead installations. For overhead installations, we offer several self-supporting fiber optic cables including aerial messenger cables which feature self-supporting construction. We have fiber optic cables available in various flammability ratings. We offer cables combining different types of optical fiber and/or copper wires, with copper wires being used as power feeds or to facilitate the transition from copper wire to optical fiber-based systems without further installation of fiber optic cables. Our hybrid cables include a line of security cables which combine copper power feeds with optical fiber in the cables making them particularly well suited for surveillance cameras and other specialty applications. We also design and manufacture specialty fiber optic cables, such as for use in Fiber-to-the-Antenna (“FTTA”) products for cell tower build-outs, military ground tactical, industrial (including tray cables), mining, deployable broadcast, oil and gas, festoon, pierside and high density datacenter applications. Our product offering further includes fiber optic cables complying with or certified to various standards for specialty applications, such as: U.S. Department of Defense MIL-PRF-85045/8B and U.K. Ministry of Defence Def-Stan 60-1, Part 3 qualifications for military ground tactical fiber optic cable; Det Norske Veritas (DNV) type approval certificate for marine shipboard and offshore platform applications; U.S. Mine Safety and Health Administration (MSHA) approval for use in mines; and American Bureau of Shipping (ABS) type approved cables. We also offer our customers a variety of customized constructions to meet their specific communication needs.

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

Fiber Optic and Copper Enterprise Connectivity Products

We design, manufacture, market and sell innovative top-tier fiber optic and copper connectivity components for use in a broad range of enterprise, residential, military and harsh environment applications. We are internationally recognized for our role in establishing copper connectivity data communication standards, through our innovative technologies.

The following paragraphs summarize the major types of fiber optic and copper passive enterprise connectivity products and their attributes; however, we produce many other types of connectivity products as well:

Fiber Optic Connectivity Products. Our fiber optic connectivity products provide customers a comprehensive line of fiber optic system solutions for equipment rooms, telecommunications closets, datacenters and workstations, including unique infrastructure and cabling solutions for Passive Optical LAN (“POL”) installations. Our product offering includes fiber optic wall mount, cabinet mount and rack mount enclosures, pre-terminated fiber optic enclosures, fiber optic connectors, splice trays, fiber optic jumpers, plug and play cassette modules, pre-terminated fiber optic cable assemblies, adapters, and accessories.

Copper Connectivity Products. OCC’s copper enterprise connectivity products offer customers a comprehensive line of copper system solutions and line of component compliant products necessary for high speed data and voice applications in equipment rooms, telecommunications closets, datacenters and workstations. Our product offering includes: category compliant patch panels, jacks (standard keystone or proprietary bezel configuration), plugs, patch cords, faceplates, surface mounted boxes, distribution and multi-media boxes, copper rack mount and wall mount enclosures, cable assemblies, cable organizers, and other wiring products. OCC provides products compliant with Category 6A, 6 and 5e standards in both shielded and unshielded offerings and industry recognized Category 8 test qualification fixtures and Category 8 plugs. OCC pioneered the required technology for high performance twisted pair cabling and RJ45 connectivity applications to Ethernet, holding multiple patents for electrical performance and usability features.

Cabinets, Racks and Enclosures. We offer a wide array of high-performance network, data storage and telecommunications management systems for enterprise and residential use. Our product line includes data cabinets, wall mount enclosures, horizontal and vertical cable management systems and open frame relay racks. These products meet the demands of various network segments. Our products serve the equipment, cross-connect and termination needs for copper and fiber optic multi-media applications as well as wall mount and space saving UL listed ceiling mount enclosures for Passive Optical LANs.

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

Harsh Environment and Specialty Connectivity Products

We design, manufacture, market and sell specialty fiber optic connectors and connectivity components, certain ruggedized copper datacom connectors, and related deployable systems and solutions for military, other harsh environment and specialty applications. For deployable applications, we manufacture a full range of tactical fiber optic connectors that conform to U.S. Department of Defense standards, such as MIL-PRF-29504, MIL-DTL-83522, MIL-DTL-83526, NAVSEA 7379171, NAVSEA 7379172. In addition to military specified products, we also manufacture commercial grade versions of cylindrical connector products including EZ-MATE™, MHC®-II, MHC®-III and F-LINK™. Many of our products utilize a hermaphroditic design that allows for concatenation of assemblies without regard to connector gender. This design allows for quick and easy deployment and retrieval. To provide more comprehensive interconnect solutions, we designed and developed a complete family of lightweight reels and accessories. Our patented lightweight reels and our patent pending lightweight reel stands are approved for use by the United States military. We manufacture cylindrical connector product for fixed fiber optic or applications requiring optical fiber and copper connections in the same connector. We fabricate a wide variety of simplex, duplex and multi-channel fiber optic assemblies for uses as varied as mining, oil & gas, petrochemical, broadcast, industrial and military applications. Our product offering also includes ruggedized RJ45 connectors.

Distribution Methods of Products and Services

Our products are sold to major distributors, regional distributors, various specialty and smaller distributors, original equipment manufacturers, value-added resellers, and, in certain cases, end-users. Generally, our products are purchased from our customers by contractors, system integrators and end-users.

Competitive Business Conditions, Positions in the Industry and Methods of Competition

The fiber optic and copper data communications cables and connectivity enterprise markets and other short- to moderate-distance markets are highly competitive. Our fiber optic cable product lines compete with products of large fiber optic cable manufacturers such as Corning Incorporated, General Cable Corp, Belden Inc., Nexans S.A. (including Berk-Tek), CommScope Holding Company, Inc., OFS, AFL (a subsidiary of Fujikura), and others, some of which manufacture optical fiber. Our copper cable product lines compete with products of large copper cable manufacturers such as General Cable Corp., Belden Inc., Nexans S.A. (including Berk-Tek), CommScope Holding Company, Inc. and others. Our fiber optic and copper connectivity product lines compete with products of large fiber optic and copper connectivity manufacturers such as CommScope Holding Company, Inc., Corning Incorporated, Leviton, Legrand S.A. (including Ortronics), Panduit and others. Our harsh environment and specialty connectivity product lines compete with products of Amphenol Corporation (including AFSI), Delphi and others.

Some of our competitors are more established, benefit from greater market recognition and have much greater financial, research and development, production and marketing resources than we do. Competition could increase if new companies enter the market or if existing competitors expand their product lines.

Compliance with Environmental Laws

We are not aware of any material violations at our facilities of any local, state or federal environmental laws. We have not incurred any material expenditures related to environmental compliance during our 2015 fiscal year. We believe that we have materially complied with all applicable environmental regulations.

Research and Development Activities

Research and development costs totaled $1.3 million, $1.4 million and $1.4 million for the fiscal years ended October 31, 2015, 2014 and 2013, respectively. Our research and development costs related to a variety of research projects performed in connection with our enterprise connectivity product lines including, but not limited to, Category 8 Field Terminable Plug and Passive Optical LAN. The product development work with respect to our fiber optic cable products and our harsh environment and specialty connectivity products is generally performed in response to customer product development requests and is characterized as engineering expense allocated to costs of goods sold and selling, general and administrative expenses, rather than characterized as research and development costs.

Customers and End-Users

We have a global customer base, selling in over 50 countries in fiscal year 2015.

Our products are sold to major distributors, regional distributors, various specialty and smaller distributors, original equipment manufacturers, value-added resellers, and, in certain cases, end-users. Generally, our products are purchased from our customers by contractors, system integrators and end-users.

The following is a partial list of representative types of end-users of our fiber optic and copper connectivity and cable products:

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

•

Military. Our core fiber optic cable technologies enable us to develop and efficiently produce fiber optic cables for military tactical applications that survive extreme mechanical and environmental conditions. We are certified by the United States Department of Defense (“U.S. DoD”) as a qualified supplier of ground tactical fiber optic cable. Both our Roanoke and Dallas manufacturing facilities have also been certified by the U.S. DoD as MIL-STD-790F facilities, one of the most respected certifications in the defense industry. We also supply the U.S. DoD with tactical fiber optic cable assemblies, which we sell as fiber optic cables connectorized with qualified military connectors on military reels and reel stands ready for deployment.

•

Educational Institutions. Colleges, universities, high schools and grade schools are installing and improving their networks for higher data transmission speeds, as well as using data communications solutions to support interactive learning systems.

•	Wireless Carriers. We design and manufacture various specialty fiber optic and hybrid (fiber and copper) cables for FTTA applications such as cell phone tower build-outs and upgrades.

•	Original Equipment Manufacturers. We private label a number of our copper connectivity products for other major manufacturers of copper connectivity, including major competitors.

Our extensive technology base and versatile manufacturing processes enable us to respond to diverse customer needs.

Employees

As of October 31, 2015, we employed a total of 342 persons (excluding independent sales representatives and firms and employees of Centric Solutions). None of our employees is represented by a labor union. We have experienced no work stoppages and we continue to take steps we believe appropriate to ensure our employee relations are good.

Item 1A. RISK FACTORS

Item 1A. Risk Factors is not required for a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended.

Certain risk factors that may adversely affect the Company, the Company’s future results of operations and future financial condition, and future market valuation of the Company are mentioned under “Forward-Looking Information” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report for the fiscal year ended October 31, 2015 (filed as Exhibit 13.1 to this report on Form 10-K), and in our Quarterly Reports on Form 10-Q.

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

We lease our facility near Dallas, Texas (in Plano, Texas). Our Dallas facility primarily houses administrative offices, our harsh environment and specialty connectivity manufacturing operations, our harsh environment and specialty connectivity product development function and our harsh environment and specialty connectivity warehouse. Our Dallas facility is located in an industrial complex of suites. The space leased is approximately 34,000 square feet.

We lease a warehouse facility in Roanoke, Virginia. The space leased is approximately 36,000 square feet and is used primarily to store raw materials related to our fiber optic cable products.

We believe that we are currently operating at approximately 50% of our production equipment capacity on average at our collective manufacturing facilities during fiscal year 2015. Since various production equipment is specialized and our product mix varies, individual manufacturing equipment may operate at higher or lower production capacity during various times during any given period of time.

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

Centric Solutions leased a facility near Dallas, Texas (in Coppell, Texas). This Coppell facility housed administrative offices, manufacturing operations and warehouse space. The space leased was approximately 23,000 square feet. Centric Solutions’ facility lease expired November 30, 2015, subsequent to the end of OCC’s fiscal year 2015. OCC has transitioned Centric Solutions’ business to OCC’s existing facility near Dallas, Texas.

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

PART II

Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information pertaining to shareholders beneficially owning more than five percent of the Company’s common stock and the security ownership of management, which is set forth under the caption “Beneficial Ownership of Securities” in the Proxy Statement for the 2016 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The Company had 7,059,548 shares of common stock issued and outstanding at October 31, 2015. Employees of the Company and members of the Board of Directors owned at least 36.6% of the shares issued and outstanding at October 31, 2015, including shares still subject to potential forfeiture based on vesting requirements.

Issuer Purchases of Equity Securities

The Company has a plan, approved by its Board of Directors on July 14, 2015, to purchase and retire up to 400,000 shares of the Company’s common stock, or approximately 6.0% of the shares then outstanding. The Company anticipates that the purchases will be made over a 24- to 36-month period, but there is no definite time period for repurchase. For the three-month period ended October 31, 2015, the Company did not repurchase and retire any shares of its outstanding common stock and had 398,400 shares remaining to purchase under this plan.

The information contained under the caption “Corporate Information” of our Annual Report for the fiscal year ended October 31, 2015, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 6.     SELECTED FINANCIAL DATA

Not required for a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended.

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for the fiscal year ended October 31, 2015, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of October 31, 2015, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information contained under the captions “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” and “Report of Independent Registered Public Accounting Firm” of our Annual Report for the fiscal year ended October 31, 2015, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in our accountants and we did not have any disagreements with our accountants on any accounting matter or financial disclosure made during our fiscal year ended October 31, 2015.

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

As of October 31, 2015, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer (principal accounting officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2015.

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

Management conducted an evaluation of the design and effectiveness of the Company’s system of internal control over financial reporting as of October 31, 2015, based on the framework set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on its evaluation, management concluded that, as of October 31, 2015, the Company’s internal control over financial reporting was effective.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information with respect to the Directors of the registrant, see “Election of Directors,” “Directors,” and “Executive Officers” in the Proxy Statement for the 2016 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

For information with respect to the executive officers of the registrant, see “Executive Officers” in the Proxy Statement for the 2016 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

The information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, which is set forth under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement for the 2016 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning the Company’s code of ethics that applies to the Company’s principal executive officer and the Company’s senior financial officers required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Code of Ethics.”

Item 11.  EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation,” and “Director Compensation” in the Proxy Statement for the 2016 Annual Meeting of Shareholders of the Company is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		(b) Weighted-average exercise price of outstanding options, warrants, and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans:
Second Amended & Restated 2011 Stock Incentive Plan	830,817	shares	$	―	360,482	shares

Total	830,817	shares	$	―	360,482	shares

(1) Includes restricted shares that are issued and outstanding, but have not yet vested and are subject to forfeiture.

The term “shares” in the table above means our common shares.

The information concerning stock ownership by directors, executive officers and shareholders beneficially owning more than five percent of the Company’s common stock, which is set forth under the caption “Beneficial Ownership of Securities” in the Proxy Statement for the 2016 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning securities authorized for issuance under equity compensation plans required by this Item, pursuant to Item 201(d) of Regulation S-K, is incorporated by reference to the Company’s Proxy Statement under the heading “Equity Compensation Plans Information.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information with respect to certain transactions with management of the Company, which is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement for the 2016 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to certain principal accountant fees and services, which is set forth under the caption “Independent Registered Public Accounting Firm” in the Proxy Statement for the 2016 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) List of documents filed as part of this report:

1.

Financial statements: The Company’s consolidated financial statements and related notes thereto are hereby incorporated by reference to pages 25 to 47 of the Company’s Annual Report filed as Exhibit 13.1 to this Form 10-K.

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

3.2

Articles of Amendment filed July 5, 2002 to the Amended and Restated Articles of Incorporation, as amended through July 5, 2002 (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed July 5, 2002.

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

4.22

Amended and Restated Security Agreement dated May 7, 2015 by Optical Cable Corporation in favor of SunTrust Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report dated May 8, 2015).

4.23

Seventh Loan Modification Agreement dated January 25, 2016, by and between Optical Cable Corporation, for itself and as successor by merger to Superior Modular Products Incorporated, and BNC Bancorp, successor in interest to Valley Bank. FILED HEREWITH.

4.24	Modification to Commercial Note and Agreement to Commercial Note dated January 25, 2016 by and between Optical Cable Corporation and with SunTrust Bank. FILED HEREWITH.

4.25

Second Amended and Restated Security Agreement dated January 25, 2016 by Optical Cable Corporation, in favor of SunTrust Bank, its present and future affiliates and their successors and assigns. FILED HEREWITH.

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

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended October 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of October 31, 2015 and 2014, (ii) Consolidated Statements of Operations for the years ended October 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the years ended October 31, 2015, 2014 and 2013, and (v) Notes to Consolidated Financial Statements. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTICAL CABLE CORPORATION

Date:	January 28, 2016	By:	/S/ NEIL D. WILKIN, JR.
Neil D. Wilkin, Jr. Chairman of the Board of Directors, President and Chief Executive Officer

Date:	January 28, 2016	By:	/S/ TRACY G. SMITH
Tracy G. Smith Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of January 28, 2016.

Date:	January 28, 2016	/S/ NEIL D. WILKIN, JR.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date:	January 28, 2016	/S/ RANDALL H. FRAZIER
Randall H. Frazier Director

Date:	January 28, 2016	/S/ JOHN M. HOLLAND
John M. Holland Director

Date:	January 28, 2016	/S/ CRAIG H. WEBER
Craig H. Weber Director

Date:	January 28, 2016	/S/ JOHN B. WILLIAMSON, III
John B. Williamson, III Director