Form 10-Q
period 2016-01-31
OPTICAL CABLE CORP
filed 2016-03-14
CIK 1000230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

As of March 4, 2016, 7,052,763 shares of the registrant’s Common Stock, no par value, were outstanding.

optical cable corporation

Form 10-Q Index

Three Months Ended January 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPTICAL CABLE CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	January 31,	October 31,
Assets	2016	2015
Current assets:
Cash	$538,695	$1,083,072
Trade accounts receivable, net of allowance for doubtful accounts of $70,086 at January 31, 2016 and $63,011 at October 31, 2015	7,579,185	9,189,498
Other receivables	42,974	134,428
Income taxes refundable	360,324	360,324
Inventories	17,603,332	17,816,080
Prepaid expenses	530,490	564,024
Total current assets	26,655,000	29,147,426
Property and equipment, net	14,673,631	13,903,919
Intangible assets, net	537,343	523,665
Other assets, net	293,711	1,453,808
Total assets	$42,159,685	$45,028,818
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$284,062	$280,999
Accounts payable and accrued expenses	3,463,661	4,116,927
Accrued compensation and payroll taxes	1,050,748	1,222,728
Income taxes payable	45,152	22,498
Total current liabilities	4,843,623	5,643,152
Note payable to bank	6,000,000	6,000,000
Long-term debt, excluding current installments	6,874,247	6,946,008
Other noncurrent liabilities	117,799	551,108
Total liabilities	17,835,669	19,140,268
Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 7,052,763 shares at January 31, 2016 and 7,059,548 shares at October 31, 2015	10,565,671	10,363,012
Retained earnings	14,522,574	16,267,595
Total shareholders’ equity attributable to Optical Cable Corporation	25,088,245	26,630,607
Noncontrolling interest	(764,229)	(742,057)
Total shareholders’ equity	24,324,016	25,888,550
Commitments and contingencies
Total liabilities and shareholders’ equity	$42,159,685	$45,028,818

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	January 31,
	2016	2015
Net sales	$14,047,890	$17,358,844
Cost of goods sold	10,545,459	11,973,453

Gross profit	3,502,431	5,385,391

Selling, general and administrative expenses	5,087,481	5,720,420
Royalty expense, net	14,778	56,163
Amortization of intangible assets	3,282	2,515

Loss from operations	(1,603,110)	(393,707)

Other expense, net:
Interest expense	(157,814)	(101,660)
Other, net	17,603	(2,254)

Other expense, net	(140,211)	(103,914)

Loss before income taxes	(1,743,321)	(497,621)

Income tax expense (benefit)	23,872	(245,444)

Net loss	$(1,767,193)	$(252,177)

Net loss attributable to noncontrolling interest	(22,172)	(23,994)

Net loss attributable to OCC	$(1,745,021)	$(228,183)

Net loss attributable to OCC per share: Basic and diluted	$(0.28)	$(0.04)

Cash dividends declared per common share	$—	$0.02

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Three Months Ended January 31, 2016
	Common Stock		Retained	Total Shareholders’ Equity Attributable	Noncontrolling	Total Shareholders’
	Shares	Amount	Earnings	to OCC	Interest	Equity
Balances at October 31, 2015	7,059,548	$10,363,012	$16,267,595	$26,630,607	$(742,057)	$25,888,550

Share-based compensation, net	(6,785)	202,790	—	202,790	—	202,790

Excess tax benefits from share-based compensation	—	(131)	—	(131)	—	(131)

Net loss	—	—	(1,745,021)	(1,745,021)	(22,172)	(1,767,193)

Balances at January 31, 2016	7,052,763	$10,565,671	$14,522,574	$25,088,245	$(764,229)	$24,324,016

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	January 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,767,193)	$(252,177)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	499,185	491,091
Bad debt expense (recovery)	7,075	(26,411)
Deferred income tax expense	—	225,901
Share-based compensation expense	219,073	250,494
Impact of excess tax benefits from share-based compensation	131	(78,192)
(Gain) loss on sale of property and equipment	(4,490)	4,776
(Increase) decrease in:
Trade accounts receivable	1,603,238	5,048,910
Other receivables	91,454	(9,213)
Income taxes refundable	—	(153,799)
Inventories	212,748	(884,491)
Prepaid expenses	33,534	(62,309)
Other assets	—	16,341
Increase (decrease) in:
Accounts payable and accrued expenses	(288,394)	(1,692,249)
Accrued compensation and payroll taxes	(171,980)	(1,382,918)
Income taxes payable	22,523	(601,071)
Other noncurrent liabilities	(440,687)	(151,457)

Net cash provided by operating activities	16,217	743,226

Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(299,973)	(927,983)
Investment in intangible assets	(16,960)	(25,922)
Proceeds from sale of property and equipment	4,618	—

Net cash used in investing activities	(312,315)	(953,905)

Cash flows from financing activities:
Payroll taxes withheld and remitted on share-based payments	(16,283)	(191,736)
Proceeds from note payable to bank	—	1,000,000
Principal payments on long-term debt and note payable to bank	(68,698)	(565,751)
Payments for financing costs	(21,856)	—
Repurchase of common stock	—	(373,982)
Impact of excess tax benefits from share-based compensation	(131)	78,192
Common stock dividends paid	(141,311)	(136,931)

Net cash used in financing activities	(248,279)	(190,208)

Net decrease in cash	(544,377)	(400,887)

Cash at beginning of period	1,083,072	1,089,507

Cash at end of period	$538,695	$688,620

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2016

(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2016 are not necessarily indicative of the results for the fiscal year ending October 31, 2016 because the following items, among other things, may impact those results: changes in market conditions, seasonality, changes in technology, competitive conditions, ability of management to execute its business plans, as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2015 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

(2)	Stock Incentive Plans and Other Share-Based Compensation

As of January 31, 2016, there were approximately 367,000 remaining shares available for grant under the Optical Cable Corporation Second Amended and Restated 2011 Stock Incentive Plan.

Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations for the three months ended January 31, 2016 and 2015 was $219,073 and $250,494, respectively. Share-based compensation expense is entirely related to expense recognized in connection with the vesting of restricted or other stock awards.

Restricted and Other Stock Awards

The Company has granted, and anticipates granting from time to time, restricted stock awards subject to approval by the Compensation Committee of the Board of Directors. Since fiscal year 2004, the Company has exclusively used restricted stock awards for all share-based compensation of employees and consultants, and stock awards to non-employee members of the Board of Directors.

Stock awards to non-employee members of the Board of Directors vest immediately upon grant, but cannot be sold, transferred, pledged or otherwise encumbered or disposed of until six months after the date of grant.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2016

(Unaudited)

Restricted stock award activity during the three months ended January 31, 2016 consisted of 6,785 restricted shares withheld for taxes in connection with the vesting of restricted shares. Employees have the option to surrender shares to pay for withholding tax obligations resulting from any vesting restricted shares, or to pay cash to the Company in the amount of the withholding taxes owed on the value of any vesting restricted shares in order to avoid surrendering shares.

As of January 31, 2016, the estimated amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will recognize over a 3.1 year weighted-average period is approximately $2.7 million.

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the three months ended January 31, 2016 and 2015 follows:

	Three Months Ended
	January 31,
	2016	2015
Balance at beginning of period	$63,011	$92,988
Bad debt expense (recovery)	7,075	(26,411)
Losses charged to allowance	-	(6,820)
Balance at end of period	$70,086	$59,757

(4)	Inventories

Inventories as of January 31, 2016 and October 31, 2015 consist of the following:

	January 31,	October 31,
	2016	2015
Finished goods	$5,995,072	$6,116,989
Work in process	2,386,214	2,918,803
Raw materials	8,943,510	8,514,718
Production supplies	278,536	265,570
Total	$17,603,332	$17,816,080

(5)	Product Warranties

As of January 31, 2016 and October 31, 2015, the Company’s accrual for estimated product warranty claims totaled $90,000 and $130,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense for the three months ended January 31, 2016 and 2015 totaled $12,730 and $39,079, respectively.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2016

(Unaudited)

The following table summarizes the changes in the Company’s accrual for product warranties during the three months ended January 31, 2016 and 2015:

	Three Months Ended
	January 31,
	2016	2015
Balance at beginning of period	$130,000	$100,000
Liabilities accrued for warranties issued during the period	73,968	86,639
Warranty claims and costs paid during the period	(52,730)	(34,079)
Changes in liability for pre-existing warranties during the period	(61,238)	(47,560)
Balance at end of period	$90,000	$105,000

(6)	Long-term Debt and Note Payable to Bank

The Company has credit facilities consisting of a real estate term loan, as amended (the “Virginia Real Estate Loan”), a supplemental real estate term loan, as amended (the “North Carolina Real Estate Loan”) and a revolving credit facility, as amended (the “Commercial Loan”).

Both the Virginia Real Estate Loan and the North Carolina Real Estate Loan are with BNC Bancorp (“BNC”), have a fixed interest rate of 4.25% and are secured by a first priority lien on all of the Company’s personal property and assets, except for the Company’s inventory, accounts, general intangibles, deposit accounts, instruments, investment property, letter of credit rights, commercial tort claims, documents and chattel paper, as well as a first lien deed of trust on the Company’s real property.

Long-term debt as of January 31, 2016 and October 31, 2015 consists of the following:

	January 31,	October 31,
	2016	2015
Virginia Real Estate Loan ($6.5 million original principal) payable in monthly installments of $36,426, including interest (at 4.25%), with final payment of $4,858,220 due April 30, 2018	$5,323,685	$5,374,777
North Carolina Real Estate Loan ($2.24 million original principal) payable in monthly installments of $12,553, including interest (at 4.25%), with final payment of $1,674,217 due April 30, 2018	1,834,624	1,852,230
Total long-term debt	7,158,309	7,227,007
Less current installments	284,062	280,999
Long-term debt, excluding current installments	$6,874,247	$6,946,008

The Commercial Loan with SunTrust Bank (“SunTrust”) provides the Company with a revolving line of credit for the working capital needs of the Company. Under the terms of the Commercial Loan, the Company may borrow an aggregate principal amount at any one time outstanding not to exceed the lesser of (i) $9.0 million, or (ii) the sum of 85% of certain receivables aged 90 days or less plus 35% of the lesser of $1.0 million or certain foreign receivables plus 25% of certain raw materials inventory.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2016

(Unaudited)

On January 25, 2016, OCC entered into (i) a Modification of Commercial Note and Agreement to Commercial Note and a Second Amended and Restated Security Agreement (collectively, the “Commercial Loan Modification”) with SunTrust, and (ii) a Seventh Loan Modification Agreement (the “Real Estate Loan Modification”) with BNC.

The Commercial Loan Modification and the Real Estate Loan Modification (together, the “Loan Modifications”) both provided a waiver of non-compliance of the debt service coverage ratio covenant the Company was required to comply with for the quarters ended October 31, 2015 and January 31, 2016. Further, the debt service coverage covenant was modified to an interest coverage covenant, as defined in the Loan Modifications, with a ratio of 1.25 to 1.00 for the quarter ending April 30, 2016, increasing to 1.50 to 1.00 for the quarters ending July 31, 2016 and October 31, 2016.

Pursuant to the Commercial Loan Modification with SunTrust, the Company agreed to an increase in the interest rate on advances under the Commercial Loan from LIBOR plus 2.20% to LIBOR plus 2.75% and a covenant waiver fee of $25,000. Additionally, the Commercial Loan Modification limits certain capital expenditures and additional indebtedness, if any, and has placed certain limits on dividend payments and stock repurchases, in each case as defined in the Commercial Loan Modification.

Pursuant to the Real Estate Loan Modification with BNC, OCC agreed to a covenant waiver fee of $10,000. Additionally, the Real Estate Loan Modification has similar limits on capital expenditures, as defined in the Real Estate Loan Modification, to those limits set forth in the Commercial Loan Modification with SunTrust.

Advances under the Commercial Loan accrue interest at LIBOR plus 2.75% (resulting in a 3.18% rate at January 31, 2016). Accrued interest on the outstanding principal balance is due on the first day of each month, with all then outstanding principal, interest, fees and costs due at the Commercial Loan maturity date of August 31, 2017.

The Commercial Loan is secured by a first priority lien on all of the Company’s inventory, accounts, general intangibles, deposit accounts, instruments, investment property, letter of credit rights, commercial tort claims, documents and chattel paper.

As of January 31, 2016, the Company had $6.0 million of outstanding borrowings on its Commercial Loan and $1.6 million in available credit. As of October 31, 2015, the Company had outstanding borrowings of $6.0 million on its Commercial Loan and $2.5 million in available credit.

(7)	Fair Value Measurements

The carrying amounts reported in the condensed consolidated balance sheets as of January 31, 2016 and October 31, 2015 for cash, trade accounts receivable, other receivables and accounts payable and accrued expenses, including accrued compensation and payroll taxes, approximate fair value because of the short maturity of these instruments. The carrying values of the Company’s note payable to bank and long-term debt approximate fair value based on similar long-term debt issues available to the Company as of January 31, 2016 and October 31, 2015. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2016

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

The following is a reconciliation of the numerators and denominators of the net loss per share computations for the periods presented:

	Three months ended
	January 31,
	2016	2015
Net loss attributable to OCC (numerator)	$(1,745,021)	$(228,183)

Shares (denominator)	6,260,676	6,277,105

Basic and diluted net loss per share	$(0.28)	$(0.04)

Weighted average unvested shares as of January 31, 2016 and 2015 totaling 798,872 and 546,082, respectively, while issued and outstanding, were not included in the computation of basic and diluted net loss per share for the three months ended January 31, 2016 and 2015 (because to include such shares would have been antidilutive, or in other words, to do so would have reduced the net loss per share for those periods).

(9)	Segment Information and Business and Credit Concentrations

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of January 31, 2016 and October 31, 2015 have been adequately provided for in the condensed consolidated financial statements.

For the three months ended January 31, 2016, 11.9% and 9.8% of consolidated net sales were attributable to two customers. For the three months ended January 31, 2015, 13.2% and 11.8% of consolidated net sales were attributable to the same two customers.

For the three months ended January 31, 2016 and 2015, approximately 76% and 78%, respectively, of consolidated net sales were from customers in the United States, and approximately 24% and 22%, respectively, were from customers outside of the United States.

The Company has a single reportable segment for purposes of segment reporting, exclusive of Centric Solutions LLC (“Centric Solutions”). For the three months ended January 31, 2016 and 2015, Centric Solutions generated revenues, net of intercompany sales, totaling $88,897 and $282,489, respectively, and operating losses of $92,691 and $100,308, respectively. Total assets of Centric Solutions of approximately $148,000 (net of intercompany amounts) are included in the total consolidated assets of the Company as of January 31, 2016.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2016

(Unaudited)

(10)	Contingencies

From time to time, the Company is involved in various claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

(11)	New Accounting Standards Not Yet Adopted

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that expands disclosure requirements and requires an entity to recognize revenue when promised goods or services are transferred to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”) which defers the effective date of the new revenue recognition standard by one year. Under ASU 2015-14, the new revenue recognition standard is effective for the Company beginning in fiscal year 2019. The Company is currently evaluating the impact of the adoption of this guidance on the Company's results of operations, financial position and liquidity and its related financial statement disclosures.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. In August 2015, the FASB issued Accounting Standards Update 2015-15, Interest - Imputed Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”) which clarifies that entities may continue to defer and present debt issuance costs associated with a line-of-credit as an asset and subsequently amortize the deferred costs ratably over the term of the arrangement. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. The new guidance must be applied retrospectively to all prior reporting periods presented.  The adoption of ASUs 2015-03 and 2015-15 are not expected to have a material impact on the Company’s results of operations, financial position or liquidity or its related financial statement disclosures.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2016

(Unaudited)

In November 2015, the FASB issued Accounting Standards Update 2015-17, Income Taxes (“ASU 2015-17”). ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those periods, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on its financial position and related financial statement disclosures.

There are no other new accounting standards issued, but not yet adopted by the Company, which are expected to materially impact the Company’s financial position, operating results or financial statement disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to known and unknown variables, uncertainties, contingencies and risks that may cause actual events or results to differ materially from our expectations. Such known and unknown variables, uncertainties, contingencies and risks (collectively, “factors”) may also adversely affect Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”), the Company’s future results of operations and future financial condition, and/or the future equity value of the Company. Factors that could cause or contribute to such differences from our expectations or that could adversely affect the Company include, but are not limited to: the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate and/or government spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber, copper, gold and other precious metals, and plastics and other materials); fluctuations in transportation costs; our dependence on customized equipment for the manufacture of certain of our products in certain production facilities; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing in one or more of the markets in which we participate; our dependence on a limited number of suppliers; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in regulatory reviews and audits and potential regulatory reviews and audits; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences for competing technologies, relative to our product offering; economic conditions that affect the telecommunications sector, the data communications sector, certain technology sectors and/or certain industry market sectors (for example, mining, oil & gas, military and wireless carrier industry market sectors); economic conditions that affect U.S. based manufacturers; economic conditions or changes in relative currency strengths (for example, the strengthening of the U.S. dollar relative to certain foreign currencies) that affect certain geographic markets, the relative costs of U.S. products exported, and/or the economy as a whole; changes in demand for our products from certain competitors for which we provide private label connectivity products; changes in the mix of products sold during any given period (due to, among other things, seasonality or strength or weaknesses in particular markets in which we participate) which may impact gross profits and gross profit margins or net sales; variations in orders and production volumes of hybrid cables (fiber and copper) with high copper content, which tend to have lower gross profit margins; variations resulting from high volatility, large sales orders and high sales concentration among a limited number of customers in the wireless carrier market; terrorist attacks or acts of war, and any current or potential future military conflicts; changes in the level of military spending or other spending by the United States government, including, but not limited to reductions in government spending due to automatic budget cuts or sequestration; ability to recruit and retain key personnel; poor labor relations; the impact of changes in accounting policies and related costs of compliance, including changes by the Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board (“PCAOB”), the Financial Accounting Standards Board (“FASB”), and/or the International Accounting Standards Board (“IASB”); our ability to continue to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; the impact of changes and potential changes in federal laws and regulations adversely affecting our business and/or which result in increases in our direct and indirect costs, including our direct and indirect costs of compliance with such laws and regulations; the impact of the Patient Protection and Affordable Care Act of 2010, the Health Care and Education Reconciliation Act of 2010, and any revisions to those acts that apply to us and the related legislation and regulation associated with those acts, which directly or indirectly results in increases to our costs; the impact of changes in state or federal tax laws and regulations increasing our costs and/or impacting the net return to investors owning our shares; any changes in the status of our compliance with financial debt covenants with our lenders; our ability to maintain and/or secure debt financing and/or equity financing to adequately finance our ongoing operations; the impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, making investments in or with, and/or acquiring parties that compete with and/or have conflicts with our customers; voluntary or involuntary delisting of the Company’s common stock from any exchange on which it is traded; the deregistration by the Company from SEC reporting requirements, as a result of the small number of holders of the Company’s common stock; a continued suspension of dividends declared to shareholders due to inadequate or alternative uses of cash on hand; adverse reactions by customers, vendors or other service providers to unsolicited proposals regarding the ownership or management of the Company; the additional costs of considering, responding to and possibly defending our position on unsolicited proposals regarding the ownership or management of the Company; impact of weather or natural disasters in the areas of the world in which we operate, market our products and/or acquire raw materials; an increase in the number of shares of the Company’s common stock issued and outstanding; further economic downturns generally and/or in one or more of the markets in which we operate; changes in market demand, exchange rates, productivity, market dynamics, market confidence, macroeconomic and/or other economic conditions in the areas of the world in which we operate and market our products; and our success in managing the risks involved in the foregoing.

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

Overview of Optical Cable Corporation

Optical Cable Corporation (or OCC®) is a leading manufacturer of a broad range of fiber optic and copper data communication cabling and connectivity solutions primarily for the enterprise market and various harsh environment and specialty markets (the non-carrier markets), offering integrated suites of high quality products which operate as a system solution or seamlessly integrate with other providers’ offerings. Our product offerings include designs for uses ranging from enterprise network, datacenter, residential and campus installations to customized products for specialty applications and harsh environments, including military, industrial, mining, petrochemical and broadcast applications, and for the wireless carrier market. Our products include fiber optic and copper cabling, fiber optic and copper connectors, specialty fiber optic and copper connectors, fiber optic and copper patch cords, pre-terminated fiber optic and copper cable assemblies, racks, cabinets, datacom enclosures, patch panels, face plates, multi-media boxes, fiber optic reels and accessories and other cable and connectivity management accessories, and are designed to meet the most demanding needs of end-users, delivering a high degree of reliability and outstanding performance characteristics.

OCC® is internationally recognized for pioneering the design and production of fiber optic cables for the most demanding military field applications, as well as of fiber optic cables suitable for both indoor and outdoor use, and creating a broad product offering built on the evolution of these fundamental technologies. OCC is also internationally recognized for pioneering the development of innovative copper connectivity technology and designs used to meet industry copper connectivity data communications standards.

Founded in 1983, Optical Cable Corporation is headquartered in Roanoke, Virginia with offices, manufacturing and warehouse facilities located in Roanoke, Virginia, near Asheville, North Carolina and near Dallas, Texas. We primarily manufacture our fiber optic cables at our Roanoke facility which is ISO 9001:2008 registered and MIL-STD-790F certified, our enterprise connectivity products at our Asheville facility which is ISO 9001:2008 registered, and our harsh environment and specialty connectivity products at our Dallas facility which is ISO 9001:2008 registered and MIL-STD-790F certified.

OCC designs, develops and manufactures fiber optic cables for a broad range of enterprise, harsh environment and specialty markets and applications. We refer to these products as our fiber optic cable offering. OCC designs, develops and manufactures fiber and copper connectivity products for the enterprise market, including a broad range of enterprise and residential applications. We refer to these products as our enterprise connectivity product offering. OCC designs, develops and manufactures a broad range of specialty fiber optic connectors and connectivity solutions principally for use in military, harsh environment and other specialty applications. We refer to these products as our harsh environment and specialty connectivity product offering.

We market and sell the products manufactured at our Dallas facility through our wholly owned subsidiary Applied Optical Systems, Inc. (“AOS”) under the names Optical Cable Corporation and OCC® by the efforts of our integrated OCC sales team.

The OCC team seeks to provide top-tier communication solutions by bundling all of our fiber optic and copper data communication product offerings into systems that are best suited for individual data communication needs and application requirements of our customers and the end-users of our systems.

Optical Cable Corporation owns 70% of the authorized membership interests of Centric Solutions LLC (“Centric Solutions”). Centric Solutions is a business founded in 2008 that provides turnkey cabling and connectivity solutions for the datacenter market. Centric Solutions operates and goes to market independently from Optical Cable Corporation; however, in some cases, Centric Solutions may offer products from OCC’s product offering. Centric Solutions’ facility lease expired November 30, 2015 and was not renewed. OCC has transitioned Centric Solutions’ business to OCC’s facility near Dallas, Texas.

Optical Cable Corporation, OCC®, Procyon®, Procyon Blade™, Superior Modular Products™, SMP Data Communications™, Applied Optical Systems™, Centric Solutions™ and associated logos are trademarks of Optical Cable Corporation.

Summary of Company Performance for First Quarter of Fiscal Year 2016

●

OCC’s net sales during the first quarter of fiscal year 2016 continued to be negatively impacted by a decrease in demand in certain industry market segments, including oil & gas and mining specialty markets due to continued macroeconomic weakness in these markets. Many of these specialty markets require specific product and solution expertise and tend to have higher gross profit margins. Net sales outside the U.S. continued to be negatively impacted by the strong U.S. dollar relative to other international currencies during the first three months of fiscal year 2016.

●	Consolidated net sales for the first quarter of fiscal year 2016 were $14.0 million, a decrease of 19.1% compared to net sales of $17.4 million for the first quarter of fiscal year 2015.

●	Gross profit was $3.5 million in the first quarter of fiscal year 2016, compared to $5.4 million for the first quarter of fiscal year 2015.

●

Selling, general and administrative expenses decreased 11.1% during the three months ended January 31, 2016, when compared to the same period in fiscal year 2015, consistent with our efforts to reduce costs.

●	Net loss attributable to OCC was $1.7 million, or $0.28 per share, during the first quarter of fiscal year 2016, compared to $228,000, or $0.04 per share, for the comparable period last year.

●	OCC has implemented a number of cost savings initiatives. Some of the annual cost savings initiatives are expected to be more fully reflected later in fiscal year 2016.

●

Net cash generated from operating activities was positive during the first quarter of fiscal year 2016, and our ratio of current assets to current liabilities increased to 5.5 to 1 as of January 31, 2016, compared to 5.2 to 1 as of October 31, 2015.

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

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended
	January 31,		Percent
	2016	2015	Change
Net sales	$14,048,000	$17,359,000	(19.1)%
Gross profit	3,502,000	5,385,000	(35.0)%
SG&A expenses	5,087,000	5,720,000	(11.1)%
Net loss attributable to OCC	(1,745,000)	(228,000)	(664.7)%

Three Months Ended January 31, 2016 and 2015

Net Sales

Consolidated net sales for the first quarter of fiscal year 2016 decreased 19.1% to $14.0 million compared to net sales of $17.4 million for the same period last year. We experienced a decrease in net sales in both our enterprise and specialty markets in the first quarter of fiscal year 2016, compared to the same period last year.

During the first quarter of fiscal year 2016, OCC’s net sales continued to be negatively impacted by the decrease in demand we experienced during the second half of fiscal year 2015 in the oil & gas and mining specialty markets—markets experiencing macroeconomic weakness. Many of our products for these specialty markets require specific product and solution expertise and tend to generate higher gross profit margins. We are also continuing to see downward pressure on pricing in certain markets, particularly the wireless carrier market.

Net sales outside the U.S. were also negatively impacted by a strong U.S. dollar relative to other currencies, particularly in certain geographic regions. Net sales to customers outside of the U.S. decreased 11.0% in the first quarter of fiscal year 2016, compared to the same period last year.

Gross Profit

Our gross profit decreased 35.0% to $3.5 million in the first quarter of fiscal year 2016 compared to $5.4 million in the first quarter of fiscal year 2015. Gross profit margin, or gross profit as a percentage of net sales, was 24.9% in the first quarter of fiscal year 2016 compared to 31.0% in the first quarter of fiscal year 2015.

The OCC team implemented cost reductions near the end of fiscal year 2015 and during the first quarter of fiscal year 2016, which we expect will positively impact cost of goods sold, gross profit and SG&A expenses later in fiscal year 2016. The cost reductions implemented include personnel cost reductions at the end of fiscal year 2015 expected to save approximately $1.0 million per year, beginning in fiscal year 2016, and are expected to positively impact cost of goods sold and gross profit.

Net sales decreases in certain specialty markets and pricing pressures in certain markets, particularly the wireless carrier market, negatively impacted gross profits during the first quarter of fiscal year 2016, compared to the same period last year. The lower gross profit margin in the first quarter of fiscal year 2016 when compared to the same period last year was primarily due to lower sales volumes overall. Additionally, the sale of certain lower margin products negatively impacted our gross profit margin. Our gross profit margin percentages are also heavily dependent upon product mix on a quarterly basis and may vary based on changes in product mix.

Selling, General, and Administrative Expenses

SG&A expenses decreased 11.1% to $5.1 million during the first quarter of fiscal year 2016, compared to $5.7 million for the same period last year. SG&A expenses as a percentage of net sales were 36.2% in the first quarter of fiscal year 2016, compared to 33.0% in the first quarter of fiscal year 2015.

The decrease in SG&A expenses during the first quarter of fiscal year 2016 compared to the same period last year was the result of targeted cost reduction efforts across all expense categories. The most significant savings were achieved from reduced employee related expenses of $160,000, reduced marketing expenses of $80,000, reduced shipping costs of $73,000 and reduced travel and entertainment expenses of $68,000, all excluding expenses incurred by Centric Solutions. Separately, SG&A costs associated with Centric Solutions were reduced by $102,000.

Compensation costs decreased when comparing the first quarter of fiscal year 2016 to the comparable period in fiscal year 2015 primarily as a result of the personnel cost reduction implemented at the end of fiscal year 2015 and decreases in commissions due to decreased net sales. Shipping costs also decreased as net sales decreased. The reductions in marketing expenses and travel and sales expenses were primarily the result of the targeted efforts to control costs.

On November 30, 2015, Centric Solutions’ operating lease expired, and Centric Solutions began sharing office and manufacturing space with OCC in our facility near Dallas, Texas. In connection with the move, certain positions were also eliminated. As a result, both reduced employee related costs and reduced rent expense contributed to the decrease in SG&A expenses of Centric Solutions when comparing the first quarter of fiscal year 2016 to the same period in fiscal year 2015.

Royalty Expense, Net

We recognized royalty expense, net of royalty income, totaling $15,000 during the first quarter of fiscal year 2016, compared to $56,000 during the same period last year. We expect the trend of royalty expense largely or completely offsetting royalty income to continue in fiscal year 2016 as a result of the decline in royalty income due to the expiration of patents for licensed products.

Amortization of Intangible Assets

We recognized $3,000 of amortization expense, associated with intangible assets, during the first quarters of both fiscal years 2016 and 2015.

Other Expense, Net

We recognized other expense, net in the first quarter of fiscal year 2016 of $150,000 compared to $104,000 in the first quarter of fiscal year 2015. Other expense, net is comprised of interest expense and other miscellaneous items which may fluctuate from period to period.

Loss Before Income Taxes

We reported a loss before income taxes of $1.7 million for the first quarter of fiscal year 2016, compared to $498,000 for the first quarter of fiscal year 2015. This increase was primarily due to the decrease in gross profit of $1.9 million, partially offset by the decrease in SG&A expenses of $633,000, compared to the same period in 2015.

Income Tax Expense (Benefit)

Income tax expense totaled $24,000 in the first quarter of fiscal year 2016, compared to income tax benefit of $245,000 for the same period in fiscal year 2015. Our effective tax rate for the first quarter of fiscal year 2016 was negative 1.4% compared to 49.3% for the first quarter of fiscal year 2015.

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

During fiscal year 2015, we established a $2.4 million valuation allowance against all of our net deferred tax assets. As a result of establishing a full valuation allowance against our net deferred tax assets, if we generate sufficient taxable income in future periods to realize a portion or all of our net deferred tax assets, our effective income tax rate could be unusually low due to the tax benefit attributable to the necessary decrease in our valuation allowance. Further, if we generate losses before taxes in future periods, as we did in the first quarter of fiscal year 2016, our effective income tax rate could also be unusually low, as any increase in our net deferred tax asset from such a net operating loss for tax purposes, would be offset by a corresponding increase to our valuation allowance against our net deferred tax assets.

If we generate sufficient income before taxes in future periods such that U.S. GAAP would permit us to conclude that the removal of any valuation allowance against our net deferred tax asset is appropriate, then during the period in which such determination is made, we will recognize the non-cash benefit of such removal of the valuation allowance in income tax expense on our consolidated statement of operations, which will increase net income attributable to OCC and will also increase the net deferred tax asset on our consolidated balance sheet. If we do not generate sufficient income before taxes in future periods such that U.S. GAAP would permit us to conclude that the reduction or removal of any valuation allowance against our net deferred tax is appropriate, then no such non-cash benefit would be realized. There can be no assurance regarding any future realization of the benefit by us of all or part of our net deferred tax assets.

Net Loss

Net loss attributable to OCC for the first quarter of fiscal year 2016 was $1.7 million compared to $228,000 for the first quarter of fiscal year 2015. This increase was due primarily to the decrease in income before taxes of $1.2 million and the increase in income tax expense of $269,000, in the first quarter of fiscal year 2016, compared to the same period in fiscal year 2015.

Financial Condition

Total assets decreased $2.9 million, or 6.4%, to $42.2 million at January 31, 2016, from $45.0 million at October 31, 2015. This decrease was primarily due to a $1.6 million decrease in trade accounts receivable, net, a $544,000 decrease in cash and a $213,000 decrease in inventories. Further detail regarding the decrease in cash is provided in our discussion of “Liquidity and Capital Resources”. The decrease in trade accounts receivable, net largely resulted from the decrease in net sales in the first quarter of fiscal year 2016 when compared to the fourth quarter of fiscal year 2015 and the timing of collections. The decrease in inventories is largely due to the timing of certain raw material purchases.

Total liabilities decreased $1.3 million, or 6.8%, to $17.8 million at January 31, 2016, from $19.1 million at October 31, 2015. The decrease in total liabilities was primarily due to an $825,000 decrease in accounts payable and accrued expenses, including accrued compensation and payroll taxes, due to the timing of payments related to certain raw material purchases when comparing the two periods and the timing of certain vendor payments.

Total shareholders’ equity attributable to OCC at January 31, 2016 decreased $1.5 million in the first quarter of fiscal year 2016. The decrease resulted primarily from the net loss attributable to OCC of $1.7 million, partially offset by share-based compensation, net of $203,000.

Liquidity and Capital Resources

Our primary capital needs during the first quarter of fiscal year 2016 have been to fund capital expenditures and working capital requirements. Our primary source of capital for these purposes has been existing cash and cash provided by operations. As of January 31, 2016 and October 31, 2015, we had outstanding loan balances under our revolving credit facility totaling $6.0 million. As of January 31, 2016 and October 31, 2015, we had outstanding loan balances, excluding our revolving credit facility, totaling $7.2 million.

Our cash totaled $539,000 as of January 31, 2016, a decrease of $544,000, compared to $1.1 million as of October 31, 2015. The decrease in cash for the three months ended January 31, 2016 primarily resulted from capital expenditures totaling $300,000 and net cash used in financing activities totaling $248,000, partially offset by cash provided by operating activities of $16,000.

On January 31, 2016, we had working capital of $21.8 million compared to $23.5 million on October 31, 2015. The ratio of current assets to current liabilities as of January 31, 2016 was 5.5 to 1 compared to 5.2 to 1 as of October 31, 2015. The decrease in working capital was primarily due to the $1.6 million decrease in accounts receivable, net, and the $544,000 decrease in cash and the $213,000 decrease in inventories, partially offset by the $825,000 decrease in accounts payable and accrued expenses, including accrued compensation. The improved ratio of current assets to current liabilities as of January 31, 2016 compared to October 31, 2015 was due to the fact that current assets decreased 8.6% while current liabilities decreased 14.2%.

Net Cash

Net cash provided by operating activities was $16,000 in the first quarter of fiscal year 2016, compared to $743,000 in the first quarter of fiscal year 2015. Net cash provided by operating activities during the first quarter of fiscal year 2016 primarily resulted from certain adjustments to reconcile a net loss of $1.8 million to net cash provided by operating activities including depreciation, amortization and accretion of $499,000 and share-based compensation expense of $219,000. Additionally, the cash flow impact of decreases in accounts receivable, net of $1.6 million and the decrease in inventories of $213,000 further contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by the cash flow impact of decreases in accounts payable and accrued expense, including accrued compensation and payroll taxes, of $420,000.

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

Net cash used in investing activities totaled $312,000 in the first quarter of fiscal year 2016, compared to $954,000 in the first quarter of fiscal year 2015. Net cash used in investing activities during the first quarter of fiscal years 2016 and 2015 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment.

Net cash used in financing activities totaled $248,000 in the first quarter of fiscal year 2016, compared to $190,000 in the first quarter of fiscal year 2015. Net cash provided by financing activities in the first quarter of fiscal year 2016 resulted primarily from the $141,000 payment of dividends previously declared. Net cash used in financing activities in the first quarter of fiscal year 2015 resulted primarily from the repurchase and retirement of 79,036 shares of our common stock for $374,000 and the $137,000 payment of dividends previously declared, partially offset by proceeds from a note payable to our bank under our line of credit, net of repayments, of $500,000.

Credit Facilities

We have credit facilities consisting of a real estate term loan, as amended (the “Virginia Real Estate Loan”), a supplemental real estate term loan, as amended (the “North Carolina Real Estate Loan”) and a revolving credit facility, as amended (the “Commercial Loan”).

Both the Virginia Real Estate Loan and the North Carolina Real Estate Loan are with BNC Bancorp (“BNC”), have a fixed interest rate of 4.25% and are secured by a first priority lien on all of our personal property and assets, except for our inventory, accounts, general intangibles, deposit accounts, instruments, investment property, letter of credit rights, commercial tort claims, documents and chattel paper, as well as a first lien deed of trust on the Company’s real property.

The Commercial Loan with SunTrust Bank (“SunTrust”) provides us with a revolving line of credit for the working capital needs of the Company. Under the terms of the Commercial Loan, we may borrow an aggregate principal amount at any one time outstanding not to exceed the lesser of (i) $9.0 million, or (ii) the sum of 85% of certain receivables aged 90 days or less plus 35% of the lesser of $1.0 million or certain foreign receivables plus 25% of certain raw materials inventory.

On January 25, 2016, we entered into (i) a Modification of Commercial Note and Agreement to Commercial Note and a Second Amended and Restated Security Agreement (collectively, the “Commercial Loan Modification”) with SunTrust, and (ii) a Seventh Loan Modification Agreement (the “Real Estate Loan Modification”) with BNC.

The Commercial Loan Modification and the Real Estate Loan Modification (together, the “Loan Modifications”) both provided a waiver of non-compliance of the debt service coverage ratio covenant we were required to comply with for the quarters ended October 31, 2015 and January 31, 2016. Further, the debt service coverage covenant was modified to an interest coverage covenant, as defined in the Loan Modifications, with a ratio of 1.25 to 1.00 for the quarter ending April 30, 2016, increasing to 1.50 to 1.00 for the quarters ending July 31, 2016 and October 31, 2016. In order to comply with the interest coverage covenant requirement in the second quarter of fiscal year 2016, we estimate that we will need to achieve at least approximately $150,000 in earnings before income taxes. While we will make every effort to do so, there are no assurances that we will be able to comply with the interest covenant requirements in the future. The Loan Modifications were filed as exhibits to our annual report on Form 10-K for fiscal year 2015 and contain complete descriptions of the terms and conditions of the financial covenant waiver, and additional restrictions placed on OCC.

Pursuant to the Commercial Loan Modification with SunTrust, we agreed to an increase in the interest rate on advances under the Commercial Loan from LIBOR plus 2.2% to LIBOR plus 2.75% and a covenant waiver fee of $25,000. Additionally, the Commercial Loan Modification limits certain capital expenditures and additional indebtedness, if any, and has placed certain limits on dividend payments and stock repurchases, in each case as defined in the Commercial Loan Modification.

Pursuant to the Real Estate Loan Modification with BNC, we agreed to a covenant waiver fee of $10,000. Additionally, the Real Estate Loan Modification has similar limits on capital expenditures, as defined in the Real Estate Loan Modification, to those limits set forth in the Commercial Loan Modification with SunTrust.

Advances under the Commercial Loan accrue interest at LIBOR plus 2.75% (resulting in a 3.18% rate at January 31, 2016). Accrued interest on the outstanding principal balance is due on the first day of each month, with all then outstanding principal, interest, fees and costs due at the Commercial Loan maturity date of August 31, 2017.

The Commercial Loan is secured by a first priority lien on all of our inventory, accounts, general intangibles, deposit accounts, instruments, investment property, letter of credit rights, commercial tort claims, documents and chattel paper.

As of January 31, 2016, we had $6.0 million of outstanding borrowings on our Commercial Loan and $1.6 million in available credit.

Capital Expenditures

We did not have any material commitments for capital expenditures as of January 31, 2016. During our 2016 fiscal year budgeting process, we included an estimate for capital expenditures of $1.8 million for the year. These expenditures will be funded out of our working capital or borrowings under our credit facilities. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Historically, we have spent less than our budgeted capital expenditures in most fiscal years.

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

Seasonality

Historically, net sales are relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year, which we believe may be partially due to the construction cycles, buying patterns and budgetary considerations of our customers. For example, our trend for the last three fiscal years has been that an average of approximately 49%, 44% and 48% of our net sales occurred during the first half of fiscal years 2015, 2014 and 2013, respectively, and an average of approximately 51%, 56% and 52% of our net sales occurred during the second half of fiscal years 2015, 2014 and 2013, respectively. We believe net sales may not follow this pattern in periods when overall economic conditions in the industry and/or in the world are atypical.

As a result, we typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year. We believe this historical seasonality pattern is generally indicative of an overall trend and reflective of the construction cycles, buying patterns and budgetary cycles of our customers. However, this pattern may be substantially altered during any quarter or year by the timing of larger projects, timing of orders from larger customers, other economic factors impacting our industry or impacting the industries of our customers and end-users and macroeconomic conditions. While we believe seasonality may be a factor that impacts our quarterly net sales results, we are not able to reliably predict net sales based on seasonality because these other factors can also substantially impact our net sales patterns during the year.

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

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2015 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2015 Form 10-K did not change during the period from November 1, 2015 through January 31, 2016.

New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that expands disclosure requirements and requires an entity to recognize revenue when promised goods or services are transferred to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”) which defers the effective date of the new revenue recognition standard by one year. Under ASU 2015-14, the new revenue recognition standard is effective for the Company beginning in fiscal year 2019. We are currently evaluating the impact of the adoption of this guidance on our results of operations, financial position and liquidity and our related financial statement disclosures.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. In August 2015, the FASB issued Accounting Standards Update 2015-15, Interest - Imputed Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”) clarifies that entities may continue to defer and present debt issuance costs associated with a line-of-credit as an asset and subsequently amortize the deferred costs ratably over the term of the arrangement. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. The new guidance must be applied retrospectively to all prior reporting periods presented.  The adoption of ASUs 2015-03 and 2015-15 are not expected to have a material impact on our results of operations, financial position or liquidity or our related financial statement disclosures.

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

In November 2015, the FASB issued Accounting Standards Update 2015-17, Income Taxes (“ASU 2015-17”). ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those periods, with early adoption permitted. We are currently evaluating the impact of the adoption of this guidance on our financial position and related financial statement disclosures.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2016. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2016, and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATIOn

Item 6. Exhibits

The exhibits listed on the Exhibit Index are filed as part of, and incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: March 14, 2016	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: March 14, 2016	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

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

4.23

Seventh Loan Modification Agreement dated January 25, 2016, by and between Optical Cable Corporation, for itself and as successor by merger to Superior Modular Products Incorporated, and BNC Bancorp, successor in interest to Valley Bank (incorporated herein by reference to Exhibit 4.23 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2015 filed January 28, 2016).

4.24

Modification to Commercial Note and Agreement to Commercial Note dated January 25, 2016 by and between Optical Cable Corporation and with SunTrust Bank (incorporated herein by reference to Exhibit 4.24 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2015 filed January 28, 2016).

4.25

Second Amended and Restated Security Agreement dated January 25, 2016 by Optical Cable Corporation, in favor of SunTrust Bank, its present and future affiliates and their successors and assigns (incorporated herein by reference to Exhibit 4.25 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2015 filed January 28, 2016).

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at January 31, 2016 and October 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three months ended January 31, 2016 and 2015, (iii) Condensed Consolidated Statement of Shareholders’ Equity for the three months ended January 31, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2016 and 2015, and (v) Condensed Notes to Condensed Consolidated Financial Statements. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.