Form 10-Q
period 2016-04-30
OPTICAL CABLE CORP
filed 2016-06-07
CIK 1000230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

As of June 3, 2016, 7,094,072 shares of the registrant’s Common Stock, no par value, were outstanding.

optical cable corporation

Form 10-Q Index

Six Months Ended April 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPTICAL CABLE CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	April 30,	October 31,
	2016	2015
Assets
Current assets:
Cash	$660,678	$1,083,072
Trade accounts receivable, net of allowance for doubtful accounts of $75,030 at April 30, 2016 and $63,011 at October 31, 2015	8,867,183	9,189,498
Other receivables	57,486	134,428
Income taxes refundable	360,324	360,324
Inventories	16,542,028	17,816,080
Prepaid expenses	486,605	564,024
Total current assets	26,974,304	29,147,426
Property and equipment, net	14,251,613	13,903,919
Intangible assets, net	570,514	523,665
Other assets, net	398,258	1,453,808
Total assets	$42,194,689	$45,028,818
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$287,937	$280,999
Current maturities of note payable to bank	500,000	—
Accounts payable and accrued expenses	4,217,905	4,116,927
Accrued compensation and payroll taxes	1,147,709	1,222,728
Income taxes payable	34,407	22,498
Total current liabilities	6,187,958	5,643,152
Note payable to bank, excluding current maturities	5,500,000	6,000,000
Long-term debt, excluding current installments	6,800,083	6,946,008
Other noncurrent liabilities	119,475	551,108
Total liabilities	18,607,516	19,140,268
Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 7,119,510 shares at April 30, 2016 and 7,059,548 shares at October 31, 2015	10,811,950	10,363,012
Retained earnings	12,775,223	16,267,595
Total shareholders’ equity attributable to Optical Cable Corporation	23,587,173	26,630,607
Noncontrolling interest	—	(742,057)
Total shareholders’ equity	23,587,173	25,888,550
Commitments and contingencies
Total liabilities and shareholders’ equity	$42,194,689	$45,028,818

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
Net sales	$16,340,153	$18,676,107	$30,388,043	$36,034,951
Cost of goods sold	11,788,858	13,006,796	22,334,317	24,980,249

Gross profit	4,551,295	5,669,311	8,053,726	11,054,702

Selling, general and administrative expenses	5,351,577	6,474,414	10,439,058	12,194,834
Royalty expense, net	51,551	34,111	66,329	90,274
Amortization of intangible assets	3,846	2,559	7,128	5,074

Loss from operations	(855,679)	(841,773)	(2,458,789)	(1,235,480)

Other expense, net:
Interest expense	(135,704)	(103,374)	(293,518)	(205,034)
Other, net	(1,270)	6,601	16,333	4,347

Other expense, net	(136,974)	(96,773)	(277,185)	(200,687)

Loss before income taxes	(992,653)	(938,546)	(2,735,974)	(1,436,167)

Income tax expense (benefit)	(9,531)	(430,673)	14,341	(676,117)

Net loss	$(983,122)	$(507,873)	$(2,750,315)	$(760,050)

Net loss attributable to noncontrolling interest	—	(17,729)	(22,172)	(41,723)

Net loss attributable to OCC	$(983,122)	$(490,144)	$(2,728,143)	$(718,327)

Net loss attributable to OCC per share: Basic and diluted	$(0.15)	$(0.08)	$(0.43)	$(0.12)

Cash dividends declared per common share	$—	$0.02	$—	$0.04

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Six Months Ended April 30, 2016
	Common Stock		Retained	Total Shareholders’ Equity Attributable	Noncontrolling	Total Shareholders’
	Shares	Amount	Earnings	to OCC	Interest	Equity
Balances at October 31, 2015	7,059,548	$10,363,012	$16,267,595	$26,630,607	$(742,057)	$25,888,550

Share-based compensation, net	59,962	449,470	—	449,470	—	449,470

Excess tax benefits from share-based compensation	—	(532)	—	(532)	—	(532)

Purchase of non-controlling interest in consolidated subsidiary	—	—	(764,229)	(764,229)	764,229	—

Net loss	—	—	(2,728,143)	(2,728,143)	(22,172)	(2,750,315)

Balances at April 30, 2016	7,119,510	$10,811,950	$12,775,223	$23,587,173	$—	$23,587,173

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	April 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,750,315)	$(760,050)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	997,907	996,899
Bad debt expense (recovery)	12,019	(17,264)
Deferred income tax expense	—	(259,289)
Share-based compensation expense	514,337	637,694
Impact of excess tax benefits from share-based compensation	532	(85,870)
(Gain) loss on sale of property and equipment	(1,007)	5,815
(Increase) decrease in:
Trade accounts receivable	310,296	4,005,064
Other receivables	76,942	30,204
Income taxes refundable	—	(89,768)
Inventories	1,274,052	(1,159,150)
Prepaid expenses	77,419	(98,129)
Other assets	—	16,341
Increase (decrease) in:
Accounts payable and accrued expenses	595,812	(507,400)
Accrued compensation and payroll taxes	(75,019)	(1,601,204)
Income taxes payable	11,377	(612,181)
Other noncurrent liabilities	(446,515)	(152,082)

Net cash provided by operating activities	597,837	349,630

Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(506,804)	(1,785,480)
Investment in intangible assets	(53,977)	(70,593)
Proceeds from sale of property and equipment	4,618	500

Net cash used in investing activities	(556,163)	(1,855,573)

Cash flows from financing activities:
Payroll taxes withheld and remitted on share-based payments	(64,867)	(220,872)
Proceeds from note payable to bank	6,000,000	2,500,000
Principal payments on long-term debt and note payable to bank	(6,138,987)	(633,984)
Payments for financing costs	(118,371)	—
Repurchase of common stock	—	(373,982)
Impact of excess tax benefits from share-based compensation	(532)	85,870
Common stock dividends paid	(141,311)	(272,146)

Net cash provided by (used in) financing activities	(464,068)	1,084,886

Net decrease in cash	(422,394)	(421,057)

Cash at beginning of period	1,083,072	1,089,507

Cash at end of period	$660,678	$668,450

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2016

(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2016 are not necessarily indicative of the results for the fiscal year ending October 31, 2016 because the following items, among other things, may impact those results: changes in market conditions, seasonality, changes in technology, competitive conditions, ability of management to execute its business plans, as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2015 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

(2)	Stock Incentive Plans and Other Share-Based Compensation

As of April 30, 2016, there were approximately 301,000 remaining shares available for grant under the Optical Cable Corporation Second Amended and Restated 2011 Stock Incentive Plan.

Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations for the three months and six months ended April 30, 2016 was $295,264 and $514,337, respectively, and for the three months and six months ended April 30, 2015 was $387,200 and $637,694, respectively. Share-based compensation expense is entirely related to expense recognized in connection with the vesting of restricted stock awards or other stock awards.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2016

(Unaudited)

During the three months ended April 30, 2016, stock awards totaling 86,296 shares to non-employee Directors under the Optical Cable Corporation Second Amended and Restated 2011 Stock Incentive Plan were approved by the Board of Directors of the Company. The shares are part of the non-employee Directors’ annual compensation for service on the Board of Directors. The Company recorded compensation expense totaling $201,070 during the three months and six months ended April 30, 2016 related to the grants to non-employee Directors.

Restricted stock award activity during the six months ended April 30, 2016 consisted of restricted or other stock grants totaling 86,296 shares and 26,334 restricted or other shares withheld for taxes in connection with the vesting of restricted shares or other shares. Employees have the option to surrender shares to pay for withholding tax obligations resulting from any vesting restricted shares, or to pay cash to the Company in the amount of the withholding taxes owed on the value of any vesting restricted shares in order to avoid surrendering shares. Beginning with the 2016 grant, non-employee Directors have the option to surrender shares to pay for tax obligations resulting from any vesting shares as well.

As of April 30, 2016, the estimated amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will recognize over a 2.9 year weighted-average period is approximately $2.5 million.

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the six months ended April 30, 2016 and 2015 follows:

	Six Months Ended
	April 30,
	2016	2015
Balance at beginning of period	$63,011	$92,988
Bad debt expense (recovery)	12,019	(17,264)
Losses charged to allowance	-	(6,820)
Balance at end of period	$75,030	$68,904

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2016

(Unaudited)

(4)	Inventories

Inventories as of April 30, 2016 and October 31, 2015 consist of the following:

	April 30,	October 31,
	2016	2015
Finished goods	$5,124,103	$6,116,989
Work in process	2,430,164	2,918,803
Raw materials	8,728,557	8,514,718
Production supplies	259,204	265,570
Total	$16,542,028	$17,816,080

(5)	Product Warranties

As of April 30, 2016 and October 31, 2015, the Company’s accrual for estimated product warranty claims totaled $75,000 and $130,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense for the three months and six months ended April 30, 2016 totaled $10,952 and $23,682, respectively. Warranty claims expense for the three months and six months ended April 30, 2015 totaled $117,336 and $156,415, respectively.

The following table summarizes the changes in the Company’s accrual for product warranties during the six months ended April 30, 2016 and 2015:

	Six Months Ended
	April 30,
	2016	2015
Balance at beginning of period	$130,000	$100,000
Liabilities accrued for warranties issued during the period	80,506	185,083
Warranty claims and costs paid during the period	(78,682)	(106,415)
Changes in liability for pre-existing warranties during the period	(56,824)	(28,668)
Balance at end of period	$75,000	$150,000

(6)	Long-term Debt and Note Payable to Bank

The Company has credit facilities consisting of a real estate term loan, as amended and restated (the “Virginia Real Estate Loan”), a supplemental real estate term loan, as amended and restated (the “North Carolina Real Estate Loan”) and a revolving credit note.

Both the Virginia Real Estate Loan and the North Carolina Real Estate Loan are with Bank of North Carolina (“BNC”), have a fixed interest rate of 4.25% and are secured by a first priority lien on all of the Company’s personal property and assets, all money, goods, machinery, equipment, fixtures, inventory, accounts, chattel paper, letter of credit rights, deposit accounts, commercial tort claims, documents, instruments, investment property and general intangibles now owned or hereafter acquired by the Company and wherever located, as well as a first lien deed of trust on the Company’s real property.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2016

(Unaudited)

Long-term debt as of April 30, 2016 and October 31, 2015 consists of the following:

	April 30,	October 31,
	2016	2015
Virginia Real Estate Loan ($6.5 million original principal) payable in monthly installments of $36,426, including interest (at 4.25%), with final payment of $4,858,220 due April 30, 2018	$5,271,411	$5,374,777
North Carolina Real Estate Loan ($2.24 million original principal) payable in monthly installments of $12,553, including interest (at 4.25%), with final payment of $1,674,217 due April 30, 2018	1,816,609	1,852,230
Total long-term debt	7,088,020	7,227,007
Less current installments	287,937	280,999
Long-term debt, excluding current installments	$6,800,083	$6,946,008

On April 26, 2016, OCC entered into a Credit Agreement and a Revolving Credit Note (“Revolver”) with BNC to provide the Company with a $7.0 million revolving line of credit (“Revolving Loan”) for the working capital needs of the Company and which replaced the entire indebtedness the Company had with SunTrust Bank (“SunTrust”). Under the Credit Agreement and Revolver, BNC agreed to provide the Company with one or more revolving loans in a collective maximum principal amount of $7.0 million until February 28, 2017, at which time the Revolving Loan will step down to a maximum principal amount of $6.5 million. On February 28, 2018, the maximum principal amount will again step down to $6.0 million and remain as such until the Revolving Loan terminates. The Company may borrow, repay, and reborrow at any time or from time to time while the Revolving Loan is in effect. The Company paid $70,000 to BNC as a fee for the Revolving Loan and incurred closing fees and costs of approximately $41,000.

The Revolving Loan accrues interest at adjusted LIBOR plus 3.65% (resulting in a 4.13% rate at April 30, 2016). The Revolving Loan is payable in monthly payments of interest only with principal and any outstanding interest due and payable at maturity. Maturity for the Revolving Loan is February 28, 2018, unless extended.

The Revolving Loan is secured by a perfected first lien security interest on all assets, including but not limited to, accounts, as-extracted collateral, chattel paper, commodity accounts, commodity contracts, deposit accounts, documents, equipment, fixtures, furniture, general intangibles, goods, instruments, inventory, investment property, letter of credit rights, payment intangibles, promissory notes, software and general tangible and intangible assets owned now or later acquired. The Revolving Loan is also cross-collateralized with the Company’s real property.

The Revolving Loan replaced the Commercial Loan the Company had with SunTrust. Under the terms of the Commercial Loan, the Company could borrow an aggregate principal amount at any one time outstanding not to exceed the lesser of (i) $9.0 million, or (ii) the sum of 85% of certain receivables aged 90 days or less plus 35% of the lesser of $1.0 million or certain foreign receivables plus 25% of certain raw materials inventory.

Also on April 26, 2016, the Company, as borrower, and BNC, as lender, entered into an amended and restated Virginia Real Estate Loan and North Carolina Real Estate Loan in the amount of $5,271,411 and $1,816,609, respectively.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2016

(Unaudited)

As of April 30, 2016, the Company had $6.0 million of outstanding borrowings on its Revolving Loan and $1.0 million in available credit. As of October 31, 2015, the Company had outstanding borrowings of $6.0 million on its Commercial Loan and $2.5 million in available credit.

(7)	Fair Value Measurements

The carrying amounts reported in the condensed consolidated balance sheets as of April 30, 2016 and October 31, 2015 for cash, trade accounts receivable, other receivables and accounts payable and accrued expenses, including accrued compensation and payroll taxes, approximate fair value because of the short maturity of these instruments. The carrying values of the Company’s note payable to bank and long-term debt approximate fair value based on similar long-term debt issues available to the Company as of April 30, 2016 and October 31, 2015. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The following is a reconciliation of the numerators and denominators of the net loss per share computations for the periods presented:

	Three months ended		Six months ended
	April 30,		April 30,
	2016	2015	2016	2015
Net loss attributable to OCC (numerator)	$(983,122)	$(490,144)	$(2,728,143)	$(718,327)

Shares (denominator)	6,357,067	6,166,556	6,346,871	6,212,340

Basic and diluted net loss per share	$(0.15)	$(0.08)	$(0.43)	$(0.12)

Weighted average unvested shares for the three months ended April 30, 2016 totaling 722,650, while issued and outstanding, were not included in the computation of basic and diluted net loss per share for the three months and six months ended April 30, 2016 (because to include such shares would have been antidilutive, or in other words, to do so would have reduced the net loss per share for those periods).

Weighted average unvested shares as of April 30, 2015 totaling 657,148 and 611,101, while issued and outstanding, were not included in the computation of basic and diluted net loss per share for the three months and six months ended April 30, 2015, respectively, (because to include such shares would have been antidilutive, or in other words, to do so would have reduced the net loss per share for those periods).

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2016

(Unaudited)

(9)	Segment Information and Business and Credit Concentrations

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of April 30, 2016 and October 31, 2015 have been adequately provided for in the condensed consolidated financial statements.

For the three months ended April 30, 2016, 9.3% and 14.1% of consolidated net sales were attributable to two customers. For the six months ended April 30, 2016, 9.5% and 13.1% of consolidated net sales were attributable to the same two customers. For the three months ended April 30, 2015, 14.7% and 14.8% of consolidated net sales were attributable to two customers. For the six months ended April 30, 2015, 14.0% and 13.4% of consolidated net sales were attributable to the same two customers.

For the six months ended April 30, 2016 and 2015, approximately 78% and 79%, respectively, of consolidated net sales were from customers in the United States, and approximately 22% and 21%, respectively, were from customers outside of the United States.

The Company has a single reportable segment for purposes of segment reporting.

(10)	Non-controlling Interest

On August 1, 2008, OCC acquired 70% of the authorized membership interests of Centric Solutions LLC (“Centric Solutions”), a limited liability company focused on sales of turnkey cabling and connectivity solutions for the datacenter market. OCC consolidated Centric Solutions for financial reporting purposes and a non-controlling interest was recorded for the other members’ interests in the net assets and operations of Centric Solutions to the extent of the non-controlling members’ investment.

Effective February 1, 2016, OCC purchased, for a nominal amount, the membership interest in Centric Solutions of one of the non-controlling members, and Centric Solutions purchased, for a nominal amount, and retired the membership units of the remaining non-controlling member. As a result, Centric Solutions became a wholly owned subsidiary of OCC. OCC continues to consolidate Centric Solutions for financial reporting purposes, however, beginning in the second quarter of fiscal year 2016, the Company no longer records a non-controlling interest in its condensed consolidated financial statements.

(11)	Contingencies

From time to time, the Company is involved in various claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

(12)	New Accounting Standards Not Yet Adopted

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that expands disclosure requirements and requires an entity to recognize revenue when promised goods or services are transferred to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”) which defers the effective date of the new revenue recognition standard by one year. Under ASU 2015-14, the new revenue recognition standard is effective for the Company beginning in fiscal year 2019. In March 2016, the FASB issued Accounting Standards Update 2016-08, Revenue from Contracts with Customers (Topic 606) Principle versus Agent Considerations, (“ASU 2016-08”). ASU 2016-08 clarifies the implementation guidance on principal-versus-agent considerations. In April 2016, the FASB issued Accounting Standards Update 2016-10, Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing (“ASU 2016-10”). ASU 2016-10 clarifies two aspects of Topic 606: identifying performance obligation and the licensing implementation guidance, while retaining the related principles for those areas.  The amendments in ASU 2016-08 and ASU 2016-10 are effective in conjunction with ASU 2015-14. The Company is currently evaluating the impact of the adoption of this guidance on the Company's results of operations, financial position and liquidity and its related financial statement disclosures.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2016

(Unaudited)

In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. In August 2015, the FASB issued Accounting Standards Update 2015-15, Interest - Imputed Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”) which clarifies that entities may continue to defer and present debt issuance costs associated with a line-of-credit as an asset and subsequently amortize the deferred costs ratably over the term of the arrangement. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. The new guidance must be applied retrospectively to all prior reporting periods presented.  The adoption of ASUs 2015-03 and 2015-15 are not expected to have a material impact on the Company’s results of operations, financial position or liquidity or its related financial statement disclosures.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2016

(Unaudited)

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires the recognition of a separate lease liability representing the required lease payments over the lease term and a separate lease asset representing the right to use the underlying asset during the same lease term. Additionally, this ASU provides clarification regarding the identification of certain components of contracts that would represent a lease as well as requires additional disclosures to the notes of the financial statements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on its results of operations, financial position and liquidity and its related financial statement disclosures.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on its results of operations, financial position and liquidity and its related financial statement disclosures.

There are no other new accounting standards issued, but not yet adopted by the Company, which are expected to materially impact the Company’s financial position, operating results or financial statement disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to known and unknown variables, uncertainties, contingencies and risks that may cause actual events or results to differ materially from our expectations. Such known and unknown variables, uncertainties, contingencies and risks (collectively, “factors”) may also adversely affect Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”), the Company’s future results of operations and future financial condition, and/or the future equity value of the Company. Factors that could cause or contribute to such differences from our expectations or that could adversely affect the Company include, but are not limited to: the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate and/or government spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber, copper, gold and other precious metals, and plastics and other materials); fluctuations in transportation costs; our dependence on customized equipment for the manufacture of certain of our products in certain production facilities; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing in one or more of the markets in which we participate; our dependence on a limited number of suppliers; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in regulatory reviews and audits and potential regulatory reviews and audits; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences for competing technologies, relative to our product offering; economic conditions that affect the telecommunications sector, the data communications sector, certain technology sectors and/or certain industry market sectors (for example, mining, oil & gas, military and wireless carrier industry market sectors); economic conditions that affect U.S. based manufacturers; economic conditions or changes in relative currency strengths (for example, the strengthening of the U.S. dollar relative to certain foreign currencies) that affect certain geographic markets, the relative costs of U.S. products exported, and/or the economy as a whole; changes in demand for our products from certain competitors for which we provide private label connectivity products; changes in the mix of products sold during any given period (due to, among other things, seasonality or strength or weaknesses in particular markets in which we participate) which may impact gross profits and gross profit margins or net sales; variations in orders and production volumes of hybrid cables (fiber and copper) with high copper content, which tend to have lower gross profit margins; variations resulting from high volatility, large sales orders and high sales concentration among a limited number of customers in the wireless carrier market; terrorist attacks or acts of war, and any current or potential future military conflicts; changes in the level of military spending or other spending by the United States government, including, but not limited to reductions in government spending due to automatic budget cuts or sequestration; ability to recruit and retain key personnel; poor labor relations; the impact of changes in accounting policies and related costs of compliance, including changes by the Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board (“PCAOB”), the Financial Accounting Standards Board (“FASB”), and/or the International Accounting Standards Board (“IASB”); our ability to continue to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; the impact of changes and potential changes in federal laws and regulations adversely affecting our business and/or which result in increases in our direct and indirect costs, including our direct and indirect costs of compliance with such laws and regulations; the impact of the Patient Protection and Affordable Care Act of 2010, the Health Care and Education Reconciliation Act of 2010, and any revisions to those acts that apply to us and the related legislation and regulation associated with those acts, which directly or indirectly results in increases to our costs; the impact of changes in state or federal tax laws and regulations increasing our costs and/or impacting the net return to investors owning our shares; any changes in the status of our compliance with financial debt covenants with our lender; our ability to maintain and/or secure debt financing and/or equity financing to adequately finance our ongoing operations; the impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, making investments in or with, and/or acquiring parties that compete with and/or have conflicts with our customers; voluntary or involuntary delisting of the Company’s common stock from any exchange on which it is traded; the deregistration by the Company from SEC reporting requirements, as a result of the small number of holders of the Company’s common stock; a continued suspension of dividends declared to shareholders due to inadequate or alternative uses of cash on hand; adverse reactions by customers, vendors or other service providers to unsolicited proposals regarding the ownership or management of the Company; the additional costs of considering, responding to and possibly defending our position on unsolicited proposals regarding the ownership or management of the Company; impact of weather or natural disasters in the areas of the world in which we operate, market our products and/or acquire raw materials; an increase in the number of shares of the Company’s common stock issued and outstanding; further economic downturns generally and/or in one or more of the markets in which we operate; changes in market demand, exchange rates, productivity, market dynamics, market confidence, macroeconomic and/or other economic conditions in the areas of the world in which we operate and market our products; and our success in managing the risks involved in the foregoing.

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

Effective February 1, 2016, Optical Cable Corporation increased its ownership of Centric Solutions LLC (“Centric Solutions”) to 100%. Centric Solutions is a business founded in 2008 that provides turnkey cabling and connectivity solutions for the datacenter market. Centric Solutions operates and goes to market independently from Optical Cable Corporation; however, in some cases, Centric Solutions may offer products from OCC’s product offering. Centric Solutions’ facility lease expired November 30, 2015 and was not renewed. OCC has transitioned Centric Solutions’ business to OCC’s facility near Dallas, Texas.

Optical Cable Corporation, OCC®, Procyon®, Procyon Blade™, Superior Modular Products™, SMP Data Communications™, Applied Optical Systems™, Centric Solutions™ and associated logos are trademarks of Optical Cable Corporation.

Summary of Company Performance for Second Quarter and first half of Fiscal Year 2016

●

Sequentially, net sales increased 16.3% in the second quarter of fiscal year 2016, compared to net sales of $14.0 million for the first quarter of fiscal year 2016. Consolidated net sales for the second quarter of fiscal year 2016 were $16.3 million, a decrease of 12.5% compared to net sales of $18.7 million for the second quarter of fiscal year 2015. Consolidated net sales for the first half of fiscal year 2016 were $30.4 million, a decrease of 15.7% compared to net sales of $36.0 million for the same period last year.

●

OCC’s net sales during the second quarter of fiscal year 2016 continued to be negatively impacted by a decrease in demand in certain industry market segments, including oil & gas and mining specialty markets due to continued macroeconomic weakness in these markets. Many of these specialty markets require specific product and solution expertise and tend to have higher gross profit margins. Net sales outside the U.S. continued to be negatively impacted by the strong U.S. dollar relative to other international currencies during the second quarter of fiscal year 2016.

●

Gross profit was $4.6 million in the second quarter of fiscal year 2016, compared to $5.7 million for the second quarter of fiscal year 2015. Gross profit was $8.1 million for the first half of fiscal year 2016, compared to $11.1 million for the first half of fiscal year 2015.

●

Sequentially, gross profit increased 29.9% in the second quarter of fiscal year 2016, compared to gross profit for the first quarter of fiscal year 2016, with an increase in gross profit margin, or gross profit as a percentage of net sales, to 27.9% in the second quarter of fiscal year 2016, compared to 24.9% in the first quarter of fiscal year 2016.

●

Selling, general and administrative expenses decreased 17.3% during the second quarter of fiscal year 2016, when compared to the same period in fiscal year 2015 and decreased 14.4% during the first half of fiscal year 2016 when compared to the same period in fiscal year 2015, consistent with our efforts to reduce costs.

●

Income tax expense increased $421,000 and $690,000 during the second quarter of fiscal year 2016 and the first half of fiscal year 2016, respectively, when compared to similar periods in fiscal year 2015.

●

Net loss attributable to OCC was $983,000, or $0.15 per share, during the second quarter of fiscal year 2016, compared to $490,000, or $0.08 per share, for the comparable period last year. Net loss attributable to OCC was $2.7 million, or $0.43 per share, during the first half of fiscal year 2016, compared to $718,000, or $0.12 per share, for the comparable period last year.

●	OCC generated $598,000 of cash flow from operating activities during the first half of fiscal year 2016.

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

Amortization of intangible assets consists of the amortization of the costs, including legal fees, associated with internally developed patents that have been granted. Amortization of intangible assets is calculated using the straight line method over the estimated useful lives of the intangible assets.

Other expense, net consists of interest expense and other miscellaneous income and expense items not directly attributable to our operations.

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended			Six Months Ended
	April 30,		Percent	April 30,		Percent
	2016	2015	Change	2016	2015	Change
Net sales	$16,340,000	$18,676,000	(12.5)%	$30,388,000	$36,035,000	(15.7)%
Gross profit	4,551,000	5,669,000	(19.7)%	8,054,000	11,055,000	(27.1)%
SG&A expenses	5,352,000	6,474,000	(17.3)%	10,439,000	12,195,000	(14.4)%
Net loss attributable to OCC	(983,000)	(490,000)	100.6%	(2,728,000)	(718,000)	279.8%

Three Months Ended April 30, 2016 and 2015

Net Sales

Consolidated net sales for the second quarter of fiscal year 2016 decreased 12.5% to $16.3 million compared to net sales of $18.7 million for the same period last year. We experienced a decrease in net sales in both our enterprise and specialty markets in the second quarter of fiscal year 2016, compared to the same period last year. Sequentially, net sales increased 16.3% in the second quarter of fiscal year 2016, compared to net sales of $14.0 million for the first quarter of fiscal year 2016.

During the second quarter of fiscal year 2016, OCC’s net sales continued to be negatively impacted by the decrease in demand we experienced during the second half of fiscal year 2015 in the oil & gas and mining specialty markets—markets experiencing macroeconomic weakness. Many of our products for these specialty markets require specific product and solution expertise and tend to generate higher gross profit margins. We are also continuing to see downward pressure on pricing in certain markets, particularly the wireless carrier market.

Net sales outside the U.S. were also negatively impacted by a strong U.S. dollar relative to other currencies, particularly in certain geographic regions. Net sales to customers outside of the U.S. decreased 16.2% in the second quarter of fiscal year 2016, compared to the same period last year.

Gross Profit

Our gross profit decreased 19.7% to $4.6 million in the second quarter of fiscal year 2016 compared to $5.7 million in the second quarter of fiscal year 2015. Gross profit margin, or gross profit as a percentage of net sales, was 27.9% in the second quarter of fiscal year 2016 compared to 30.4% in the second quarter of fiscal year 2015.

Sequentially, gross profit increased 29.9% in the second quarter of fiscal year 2016, compared to gross profit for the first quarter of fiscal year 2016, with an increase in gross profit margin, or gross profit as a percentage of net sales, to 27.9% in the second quarter of fiscal year 2016, compared to 24.9% in the first quarter of fiscal year 2016.

The OCC team implemented cost reductions near the end of fiscal year 2015 and during the first quarter of fiscal year 2016, which we expect will continue to positively impact cost of goods sold, gross profit and SG&A expenses in fiscal year 2016. The cost reductions implemented include personnel cost reductions at the end of fiscal year 2015 expected to save approximately $1.0 million per year, beginning in fiscal year 2016, and are expected to positively impact cost of goods sold and gross profit.

Net sales decreases in certain specialty markets and pricing pressures in certain markets, particularly the wireless carrier market, negatively impacted gross profits during the second quarter of fiscal year 2016, compared to the same period last year. The lower gross profit margin in the second quarter of fiscal year 2016 when compared to the same period last year was primarily due to lower sales volumes overall. Additionally, the sale of certain lower margin products negatively impacted our gross profit margin. Our gross profit margin percentages are also heavily dependent upon product mix on a quarterly basis and may vary based on changes in product mix.

Selling, General, and Administrative Expenses

SG&A expenses decreased 17.3% to $5.4 million during the second quarter of fiscal year 2016, compared to $6.5 million for the same period last year. SG&A expenses as a percentage of net sales were 32.8% in the second quarter of fiscal year 2016, compared to 34.7% in the second quarter of fiscal year 2015.

The decrease in SG&A expenses during the second quarter of fiscal year 2016 compared to the same period last year was the result of targeted cost reduction efforts across all expense categories. The most significant savings were achieved from reduced employee related expenses of $308,000, reduced marketing expenses of $215,000, reduced shipping costs of $88,000 and reduced travel and entertainment expenses of $119,000, all excluding expenses incurred by Centric Solutions. Separately, SG&A costs associated with Centric Solutions were reduced by $122,000.

Compensation costs decreased when comparing the second quarter of fiscal year 2016 to the comparable period in fiscal year 2015 primarily as a result of the personnel cost reduction implemented at the end of fiscal year 2015 and decreases in commissions due to decreased net sales. Shipping costs also decreased as net sales decreased. The reductions in marketing expenses and travel and sales expenses were primarily the result of the targeted efforts to control costs.

On November 30, 2015, Centric Solutions’ operating lease expired, and Centric Solutions began sharing office and manufacturing space with OCC in our facility near Dallas, Texas. In connection with the move, certain positions were also eliminated. As a result, both reduced employee related costs and reduced rent expense contributed to the decrease in SG&A expenses of Centric Solutions when comparing the second quarter of fiscal year 2016 to the same period in fiscal year 2015.

Royalty Expense, Net

We recognized royalty expense, net of royalty income, totaling $52,000 during the second quarter of fiscal year 2016, compared to $34,000 during the same period last year. We expect the trend of royalty expense largely or completely offsetting royalty income to continue in fiscal year 2016 as a result of the decline in royalty income due to the expiration of patents for licensed products.

Amortization of Intangible Assets

We recognized $4,000 of amortization expense, associated with intangible assets, during the second quarter of fiscal year 2016, compared to $3,000 during the second quarter of fiscal year 2015.

Other Expense, Net

We recognized other expense, net in the second quarter of fiscal year 2016 of $137,000 compared to $97,000 in the second quarter of fiscal year 2015. Other expense, net is comprised of interest expense and other miscellaneous items which may fluctuate from period to period.

Loss Before Income Taxes

We reported a loss before income taxes of $993,000 for the second quarter of fiscal year 2016, compared to $939,000 for the second quarter of fiscal year 2015. Although the decrease in gross profit of $1.1 million was offset by the decrease in SG&A expenses of $1.1 million, compared to the same period in 2015, other smaller increases in expenses contributed to the $54,000 increase.

Income Tax Benefit

Income tax benefit totaled $10,000 in the second quarter of fiscal year 2016, compared to $431,000 for the same period in fiscal year 2015. Our effective tax rate for the second quarter of fiscal year 2016 was less than one percent compared to 45.9% for the second quarter of fiscal year 2015.

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

During fiscal year 2015, we established a $2.4 million valuation allowance against all of our net deferred tax assets. As a result of establishing a full valuation allowance against our net deferred tax assets, if we generate sufficient taxable income in future periods to realize a portion or all of our net deferred tax assets, our effective income tax rate could be unusually low due to the tax benefit attributable to the necessary decrease in our valuation allowance. Further, if we generate losses before taxes in future periods, as we did in the second quarter of fiscal year 2016, our effective income tax rate could also be unusually low, as any increase in our net deferred tax asset from such a net operating loss for tax purposes, would be offset by a corresponding increase to our valuation allowance against our net deferred tax assets.

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

Net Loss

Net loss attributable to OCC for the second quarter of fiscal year 2016 was $983,000 compared to $490,000 for the second quarter of fiscal year 2015. This increase was due primarily to the decrease in income tax benefit of $421,000, in the second quarter of fiscal year 2016, compared to the same period in fiscal year 2015.

Six Months Ended April 30, 2016 and 2015

Net Sales

Consolidated net sales for the first half of fiscal year 2016 decreased 15.7% to $30.4 million compared to net sales of $36.0 million for the same period last year. We experienced a decrease in net sales in both our enterprise and specialty markets in the first half of fiscal year 2016, compared to the same period last year.

Net sales to customers in the United States decreased 16.2% in the first half of fiscal year 2016 compared to the same period last year, and net sales to customers outside of the United States decreased 13.6%.

Gross Profit

Our gross profit was $8.1 million in the first half of fiscal year 2016, a decrease of 27.1% compared to $11.1 million in the first half of fiscal year 2015. Gross profit margin, or gross profit as a percentage of net sales, was 26.5% in the first half of fiscal year 2016 compared to 30.7% in the first half of fiscal year 2015.

The OCC team implemented cost reductions near the end of fiscal year 2015 and during the first half of fiscal year 2016, which we expect will continue to positively impact cost of goods sold, gross profit and SG&A expenses in fiscal year 2016. The cost reductions implemented include personnel cost reductions at the end of fiscal year 2015 expected to save approximately $1.0 million per year, beginning in fiscal year 2016, and are expected to positively impact cost of goods sold and gross profit.

Net sales decreases in certain specialty markets and pricing pressures in certain markets, particularly the wireless carrier market, negatively impacted gross profits during the first half of fiscal year 2016, compared to the same period last year. The lower gross profit margin in the first half of fiscal year 2016 when compared to the same period last year was primarily due to lower sales volumes overall. Additionally, the sale of certain lower margin products negatively impacted our gross profit margin. Our gross profit margin percentages are also heavily dependent upon product mix on a quarterly basis and may vary based on changes in product mix.

Selling, General, and Administrative Expenses

SG&A expenses decreased 14.4% to $10.4 million for the first half of fiscal year 2016 from $12.2 million for the same period last year. SG&A expenses as a percentage of net sales were 34.4% in the first half of fiscal year 2016 compared to 33.8% in the first half of fiscal year 2015.

The decrease in SG&A expenses during the first half of fiscal year 2016 compared to the same period last year was the result of targeted cost reduction efforts across all expense categories. The most significant savings were achieved from reduced employee related expenses of $468,000, reduced marketing expenses of $295,000, reduced shipping costs of $161,000 and reduced travel and entertainment expenses of $187,000, all excluding expenses incurred by Centric Solutions. Separately, SG&A costs associated with Centric Solutions were reduced by $224,000.

Compensation costs decreased when comparing the first half of fiscal year 2016 to the comparable period in fiscal year 2015 primarily as a result of the personnel cost reduction implemented at the end of fiscal year 2015 and decreases in commissions due to decreased net sales. Shipping costs also decreased as net sales decreased. The reductions in marketing expenses and travel and sales expenses were primarily the result of the targeted efforts to control costs.

On November 30, 2015, Centric Solutions’ operating lease expired, and Centric Solutions began sharing office and manufacturing space with OCC in our facility near Dallas, Texas. In connection with the move, certain positions were also eliminated. As a result, both reduced employee related costs and reduced rent expense contributed to the decrease in SG&A expenses of Centric Solutions when comparing the first half of fiscal year 2016 to the same period in fiscal year 2015.

Royalty Expense, Net

We recognized royalty expense, net of royalty income, totaling $66,000 during the first half of fiscal year 2016, compared to $90,000 during the same period last year. We expect the trend of royalty expense largely or completely offsetting royalty income to continue in fiscal year 2016 as a result of the decline in royalty income due to the expiration of patents for licensed products.

Amortization of Intangible Assets

We recognized $7,000 of amortization expense, associated with intangible assets, for the first half of fiscal year 2016, compared to amortization expense of $5,000 during the first half of fiscal year 2015.

Other Expense, Net

We recognized other expense, net in the first half of fiscal year 2016 of $277,000 compared to $201,000 in the first half of fiscal year 2015. Other expense, net is comprised of interest expense and other miscellaneous items which may fluctuate from period to period.

Loss Before Income Taxes

We reported a loss before income taxes of $2.7 million for the first half of fiscal year 2016 compared to $1.4 million for the first half of fiscal year 2015. This increase was primarily due to the decrease in gross profit of $3.0 million, partially offset by the decrease in SG&A expenses of $1.8 million in the first half of fiscal year 2016, compared to the same period in 2015.

Income Tax Expense (Benefit)

Income tax expense totaled $14,000 in the first half of fiscal year 2016 compared to income tax benefit of $676,000 for the same period in fiscal year 2015. Our effective tax rate for the first half of fiscal year 2016 was less than negative one percent compared to 47.1% for the first half of fiscal year 2015.

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

During fiscal year 2015, we established a $2.4 million valuation allowance against all of our net deferred tax assets. As a result of establishing a full valuation allowance against our net deferred tax assets, if we generate sufficient taxable income in future periods to realize a portion or all of our net deferred tax assets, our effective income tax rate could be unusually low due to the tax benefit attributable to the necessary decrease in our valuation allowance. Further, if we generate losses before taxes in future periods, as we did in the first half of fiscal year 2016, our effective income tax rate could also be unusually low, as any increase in our net deferred tax asset from such a net operating loss for tax purposes, would be offset by a corresponding increase to our valuation allowance against our net deferred tax assets.

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

Net Loss

Net loss attributable to OCC for the first half of fiscal year 2016 was $2.7 million compared to $718,000 for the first half of fiscal year 2015. This increase was due primarily to the increase in the loss before taxes of $1.3 million and the increase in income tax expense of $690,000, in the first half of fiscal year 2016, compared to the same period in fiscal year 2015.

Financial Condition

Total assets decreased $2.8 million, or 6.3%, to $42.2 million at April 30, 2016, from $45.0 million at October 31, 2015. This decrease was primarily due to a $1.3 million decrease in inventories, a $422,000 decrease in cash and a $322,000 decrease in trade accounts receivable, net. Further detail regarding the decrease in cash is provided in our discussion of “Liquidity and Capital Resources”. The decrease in inventories is largely due to the sale of stock inventory that was not replenished to previous levels and the timing of certain raw material purchases. The decrease in trade accounts receivable, net largely resulted from the decrease in net sales in the second quarter of fiscal year 2016 when compared to the fourth quarter of fiscal year 2015 and the timing of collections.

Total liabilities decreased $533,000, or 2.8%, to $18.6 million at April 30, 2016, from $19.1 million at October 31, 2015. The decrease in total liabilities was primarily due to the timing of vendor payments.

Total shareholders’ equity attributable to OCC at April 30, 2016 decreased $3.0 million in the first half of fiscal year 2016. The decrease resulted primarily from the net loss attributable to OCC of $2.7 million and the purchase of the non-controlling interest in Centric Solutions for a minimal amount resulting in a net adjustment to total shareholders’ equity attributable to OCC of $764,000, partially offset by share-based compensation, net of $449,000.

Liquidity and Capital Resources

Our primary capital needs during the first half of fiscal year 2016 have been to fund capital expenditures and working capital requirements. Our primary source of capital for these purposes has been existing cash and cash provided by operations. As of April 30, 2016 and October 31, 2015, we had outstanding loan balances under our revolving credit facilities totaling $6.0 million. As of April 30, 2016 and October 31, 2015, we had outstanding loan balances, excluding our revolving credit facility, totaling $7.1 million and $7.2 million, respectively.

Our cash totaled $661,000 as of April 30, 2016, a decrease of $422,000, compared to $1.1 million as of October 31, 2015. The decrease in cash for the six months ended April 30, 2016 primarily resulted from capital expenditures totaling $507,000 and net cash used in financing activities totaling $464,000, partially offset by cash provided by operating activities of $598,000.

On April 30, 2016, we had working capital of $20.8 million compared to $23.5 million on October 31, 2015. The ratio of current assets to current liabilities as of April 30, 2016 was 4.4 to 1 compared to 5.2 to 1 as of October 31, 2015. The decrease in working capital and in the current ratio was primarily due to the $1.3 million decrease in inventories, the $422,000 decrease in cash, the $322,000 decrease in accounts receivable, net, and a $500,000 increase in current maturities of note payable to bank.

Net Cash

Net cash provided by operating activities was $598,000 in the first half of fiscal year 2016, compared to $350,000 in the first half of fiscal year 2015. Net cash provided by operating activities during the first half of fiscal year 2016 primarily resulted from certain adjustments to reconcile a net loss of $2.8 million to net cash provided by operating activities including depreciation, amortization and accretion of $998,000 and share-based compensation expense of $514,000. Additionally, the cash flow impact of decreases in accounts receivable, net of $310,000, decreases in inventories of $1.3 million and increases in accounts payable and accrued expense of $596,000 further contributed to net cash provided by operating activities.

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

Net cash used in investing activities totaled $556,000 in the first half of fiscal year 2016, compared to $1.9 million in the first half of fiscal year 2015. Net cash used in investing activities during the first half of fiscal years 2016 and 2015 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment.

Net cash used in financing activities totaled $464,000 in the first half of fiscal year 2016, compared to net cash provided by financing activities of $1.1 million in the first half of fiscal year 2015. Net cash used in financing activities in the first half of fiscal year 2016 resulted primarily from the payment of dividends previously declared totaling $141,000, principal payments on long-term debt totaling $139,000 and refinancing costs totaling $118,000. Net cash provided by financing activities in the first half of fiscal year 2015 resulted primarily from proceeds from a note payable to our bank under our line of credit, net of repayments, of $2.0 million, partially offset by the $272,000 payment of dividends previously declared and the repurchase and retirement of 79,036 shares of our common stock for $374,000.

Credit Facilities

We have credit facilities consisting of a real estate term loan, as amended and restated (the “Virginia Real Estate Loan”), a supplemental real estate term loan, as amended and restated (the “North Carolina Real Estate Loan”) and a revolving credit facility.

Both the Virginia Real Estate Loan and the North Carolina Real Estate Loan are with Bank of North Carolina (“BNC”), have a fixed interest rate of 4.25% and are secured by a first priority lien on all of our personal property and assets, all money, goods, machinery, equipment, fixtures, inventory, accounts, chattel paper, letter of credit rights, deposit accounts, commercial tort claims, documents, instruments, investment property and general intangibles now owned or hereafter acquired by us and wherever located, as well as a first lien deed of trust on the Company’s real property.

On April 26, 2016, we entered into a Credit Agreement and a Revolving Credit Note (“Revolver”) with BNC to provide the Company with a $7.0 million revolving line of credit (“Revolving Loan”) for our working capital needs and which replaced the entire indebtedness we had with SunTrust Bank (“SunTrust”). Under the Credit Agreement and Revolver, BNC agreed to provide us with one or more revolving loans in a collective maximum principal amount of $7.0 million until February 28, 2017, at which time the Revolving Loan will step down to a maximum principal amount of $6.5 million. On February 28, 2018, the maximum principal amount will again step down to $6.0 million and remain as such until the Revolving Loan terminates. We may borrow, repay, and reborrow at any time or from time to time while the Revolving Loan is in effect. We paid $70,000 to BNC as a fee for the Revolving Loan and incurred closing fees and costs of approximately $41,000.

The Revolving Loan accrues interest at adjusted LIBOR plus 3.65% (resulting in a 4.13% rate at April 30, 2016). The Revolving Loan is payable in monthly payments of interest only with principal and any outstanding interest due and payable at maturity. Maturity for the Revolving Loan is February 28, 2018, unless extended.

The Revolving Loan is secured by a perfected first lien security interest on all assets, including but not limited to, accounts, as-extracted collateral, chattel paper, commodity accounts, commodity contracts, deposit accounts, documents, equipment, fixtures, furniture, general intangibles, goods, instruments, inventory, investment property, letter of credit rights, payment intangibles, promissory notes, software and general tangible and intangible assets owned now or later acquired. The Revolving Loan is also cross-collateralized with our real property.

The Revolving Loan replaced the Commercial Loan we had with SunTrust. Under the terms of the Commercial Loan, we could borrow an aggregate principal amount at any one time outstanding not to exceed the lesser of (i) $9.0 million, or (ii) the sum of 85% of certain receivables aged 90 days or less plus 35% of the lesser of $1.0 million or certain foreign receivables plus 25% of certain raw materials inventory.

Also on April 26, 2016, the Company, as borrower, and BNC, as lender, entered into an amended and restated Virginia Real Estate Loan and North Carolina Real Estate Loan in the amount of $5,271,411 and $1,816,609, respectively.

As of April 30, 2016, we had $6.0 million of outstanding borrowings on our Revolving Loan and $1.0 million in available credit.

Capital Expenditures

We did not have any material commitments for capital expenditures as of April 30, 2016. During our 2016 fiscal year budgeting process, we included an estimate for capital expenditures of $1.8 million for the year. These expenditures will be funded out of our working capital or borrowings under our credit facilities. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Historically, we have spent less than our budgeted capital expenditures in most fiscal years.

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

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2015 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2015 Form 10-K did not change during the period from November 1, 2015 through April 30, 2016.

New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that expands disclosure requirements and requires an entity to recognize revenue when promised goods or services are transferred to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”) which defers the effective date of the new revenue recognition standard by one year. Under ASU 2015-14, the new revenue recognition standard is effective for the Company beginning in fiscal year 2019. In March 2016, the FASB issued Accounting Standards Update 2016-08, Revenue from Contracts with Customers (Topic 606) Principle versus Agent Considerations, (“ASU 2016-08”). ASU 2016-08 clarifies the implementation guidance on principal-versus-agent considerations. In April 2016, the FASB issued Accounting Standards Update 2016-10, Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing (“ASU 2016-10”). ASU 2016-10 clarifies two aspects of Topic 606: identifying performance obligation and the licensing implementation guidance, while retaining the related principles for those areas.  The amendments in ASU 2016-08 and ASU 2016-10 are effective in conjunction with ASU 2015-14. We are currently evaluating the impact of the adoption of this guidance on our results of operations, financial position and liquidity and our related financial statement disclosures.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. In August 2015, the FASB issued Accounting Standards Update 2015-15, Interest - Imputed Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”) clarifies that entities may continue to defer and present debt issuance costs associated with a line-of-credit as an asset and subsequently amortize the deferred costs ratably over the term of the arrangement. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. The new guidance must be applied retrospectively to all prior reporting periods presented.  The adoption of ASUs 2015-03 and 2015-15 are not expected to have a material impact on our results of operations, financial position or liquidity or our related financial statement disclosures.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires the recognition of a separate lease liability representing the required lease payments over the lease term and a separate lease asset representing the right to use the underlying asset during the same lease term. Additionally, this ASU provides clarification regarding the identification of certain components of contracts that would represent a lease as well as requires additional disclosures to the notes of the financial statements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period with early adoption permitted. We are currently evaluating the impact of the adoption of this guidance on our results of operations, financial position and liquidity and related financial statement disclosures.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. We are currently evaluating the impact of the adoption of this guidance on our results of operations, financial position and liquidity and related financial statement disclosures.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2016. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2016, and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

The exhibits listed on the Exhibit Index are filed as part of, and incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: June 7, 2016	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: June 7, 2016	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

3.1

Articles of Amendment filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated herein by reference to Exhibit 1 to the Company’s Form 8-A12G filed with the Commission on November 5, 2001).

3.2	Articles of Amendment filed July 5, 2002 to the Amended and Restated Articles of Incorporation, as amended through July 5, 2002 (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed July 5, 2002).

3.3	Amended and Restated Bylaws of Optical Cable Corporation (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2011).

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

4.26

Credit Agreement dated April 26, 2016 by and between Optical Cable Corporation as borrower and Bank of North Carolina as lender in the amount of $7,000,000 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed May 3, 2016).

4.27

Revolving Credit Note in the amount of $7,000,000 by Optical Cable Corporation dated April 26, 2016 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K/A filed May 3, 2016).

4.28

Term Loan A Note in the amount of $1,816,609.03 by Optical Cable Corporation dated April 26, 2016 (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K/A filed May 3, 2016).

4.29

Term Loan B Note in the amount of $5,271,410.83 by Optical Cable Corporation dated April 26, 2016 (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K/A filed May 3, 2016).

4.30

Modification of Credit Line Deed of Trust dated April 26, 2016 by and between Optical Cable Corporation (successor by merger to Superior Modular Products Incorporated) as Grantor, Andrew B. Agee (in substitution of LeClairRyan) as Trustee and Bank of North Carolina (successor by merger with Valley Bank) as Beneficiary, modifying that certain Credit Line Deed of Trust dated May 30, 2008 (incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K/A filed May 3, 2016).

4.31

Modification of Deed of Trust, Security Agreement, and Assignment of Leases and Rents dated April 26, 2016 by and between Optical Cable Corporation (successor by merger to Superior Modular Products Incorporated) as Grantor, Andrew B. Agee (in substitution of LeClairRyan) as Trustee and Bank of North Carolina (successor by merger with Valley Bank) as Beneficiary, modifying that certain Deed of Trust, Security Agreement and Assignment of Leases and Rents dated May 30, 2008 (incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K/A filed May 3, 2016).

4.32

Security Agreement dated April 26, 2016 between Optical Cable Corporation and Bank of North Carolina (incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K/A filed May 3, 2016).

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 30, 2016 and October 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three months and six months ended April 30, 2016 and 2015, (iii) Condensed Consolidated Statement of Shareholders’ Equity for the six months ended April 30, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2016 and 2015, and (v) Condensed Notes to Condensed Consolidated Financial Statements. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.