Form 10-Q
period 2016-07-31
OPTICAL CABLE CORP
filed 2016-09-13
CIK 1000230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

As of September 9, 2016, 7,098,878 shares of the registrant’s Common Stock, no par value, were outstanding.

optical cable corporation

Form 10-Q Index

Nine Months Ended July 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPTICAL CABLE CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	July 31,	October 31,
	2016	2015
Assets
Current assets:
Cash	$1,772,817	$1,083,072
Trade accounts receivable, net of allowance for doubtful accounts of $86,085 at July 31, 2016 and $63,011 at October 31, 2015	9,046,269	9,189,498
Other receivables	46,230	134,428
Income taxes refundable	25,038	360,324
Inventories	14,944,113	17,816,080
Prepaid expenses	451,017	564,024
Total current assets	26,285,484	29,147,426
Property and equipment, net	13,845,348	13,903,919
Intangible assets, net	589,682	523,665
Other assets, net	392,557	1,453,808
Total assets	$41,113,071	$45,028,818
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$291,042	$280,999
Current maturities of note payable to bank	400,000	—
Accounts payable and accrued expenses	2,912,600	4,116,927
Accrued compensation and payroll taxes	1,249,290	1,222,728
Income taxes payable	—	22,498
Total current liabilities	4,852,932	5,643,152
Note payable to bank, excluding current maturities	5,500,000	6,000,000
Long-term debt, excluding current installments	6,725,928	6,946,008
Other noncurrent liabilities	121,177	551,108
Total liabilities	17,200,037	19,140,268
Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 7,126,885 shares at July 31, 2016 and 7,059,548 shares at October 31, 2015	10,949,648	10,363,012
Retained earnings	12,963,386	16,267,595
Total shareholders’ equity attributable to Optical Cable Corporation	23,913,034	26,630,607
Noncontrolling interest	—	(742,057)
Total shareholders’ equity	23,913,034	25,888,550
Commitments and contingencies
Total liabilities and shareholders’ equity	$41,113,071	$45,028,818

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
Net sales	$16,915,135	$20,781,340	$47,303,178	$56,816,291
Cost of goods sold	11,453,444	15,072,497	33,787,761	40,052,746

Gross profit	5,461,691	5,708,843	13,515,417	16,763,545

Selling, general and administrative expenses	5,074,839	6,084,514	15,513,897	18,279,348
Royalty expense, net	38,920	27,059	105,249	117,333
Amortization of intangible assets	4,194	2,600	11,322	7,674

Income (loss) from operations	343,738	(405,330)	(2,115,051)	(1,640,810)

Other expense, net:
Interest expense	(166,154)	(114,248)	(459,672)	(319,282)
Other, net	3,419	3,331	19,752	7,678

Other expense, net	(162,735)	(110,917)	(439,920)	(311,604)

Income (loss) before income taxes	181,003	(516,247)	(2,554,971)	(1,952,414)

Income tax expense (benefit)	(7,160)	46,106	7,181	(630,011)

Net income (loss)	$188,163	$(562,353)	$(2,562,152)	$(1,322,403)

Net income (loss) attributable to noncontrolling interest	—	10,219	(22,172)	(31,504)

Net income (loss) attributable to OCC	$188,163	$(572,572)	$(2,539,980)	$(1,290,899)

Net income (loss) attributable to OCC per share: Basic and diluted	$0.03	$(0.09)	$(0.40)	$(0.21)

Cash dividends declared per common share	$—	$0.02	$—	$0.06

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Nine Months Ended July 31, 2016
				Total
				Shareholders’		Total
	Common Stock		Retained	Equity Attributable	Noncontrolling	Shareholders’
	Shares	Amount	Earnings	to OCC	Interest	Equity
Balances at October 31, 2015	7,059,548	$10,363,012	$16,267,595	$26,630,607	$(742,057)	$25,888,550

Share-based compensation, net	67,337	586,636	—	586,636	—	586,636

Purchase of non-controlling interest in consolidated subsidiary	—	—	(764,229)	(764,229)	764,229	—

Net loss	—	—	(2,539,980)	(2,539,980)	(22,172)	(2,562,152)

Balances at July 31, 2016	7,126,885	$10,949,648	$12,963,386	$23,913,034	$—	$23,913,034

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	July 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,562,152)	$(1,322,403)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	1,494,716	1,505,559
Bad debt expense (recovery)	23,074	(14,203)
Deferred income tax expense	—	115,420
Share-based compensation expense	659,796	859,889
Impact of excess tax benefits from share-based compensation	—	(508)
(Gain) loss on sale of property and equipment	(5,507)	10,382
(Increase) decrease in:
Trade accounts receivable	120,155	3,280,158
Other receivables	88,198	50,736
Income taxes refundable	335,286	(360,325)
Inventories	2,871,967	(1,102,979)
Prepaid expenses	113,007	(20,286)
Other assets	—	16,341
Increase (decrease) in:
Accounts payable and accrued expenses	(702,472)	311,058
Accrued compensation and payroll taxes	26,562	(1,486,209)
Income taxes payable	(22,498)	(673,031)
Other noncurrent liabilities	(452,444)	(152,077)

Net cash provided by operating activities	1,987,688	1,017,522

Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(567,420)	(2,728,962)
Investment in intangible assets	(77,339)	(86,381)
Proceeds from sale of property and equipment	9,118	500

Net cash used in investing activities	(635,641)	(2,814,843)

Cash flows from financing activities:
Payroll taxes withheld and remitted on share-based payments	(73,160)	(240,946)
Proceeds from note payable to bank	6,000,000	3,000,000
Principal payments on long-term debt and note payable to bank	(6,310,037)	(702,064)
Payments for financing costs	(137,794)	—
Repurchase of common stock	—	(379,675)
Impact of excess tax benefits from share-based compensation	—	508
Common stock dividends paid	(141,311)	(413,904)

Net cash provided by (used in) financing activities	(662,302)	1,263,919

Net increase (decrease) in cash	689,745	(533,402)

Cash at beginning of period	1,083,072	1,089,507

Cash at end of period	$1,772,817	$556,105

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2016

(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2016 are not necessarily indicative of the results for the fiscal year ending October 31, 2016 because the following items, among other things, may impact those results: changes in market conditions, seasonality, changes in technology, competitive conditions, ability of management to execute its business plans, as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2015 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

(2)	Stock Incentive Plans and Other Share-Based Compensation

As of July 31, 2016, there were approximately 293,000 remaining shares available for grant under the Optical Cable Corporation Second Amended and Restated 2011 Stock Incentive Plan.

Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations for the three months and nine months ended July 31, 2016 was $145,459 and $659,796, respectively, and for the three months and nine months ended July 31, 2015 was $222,195 and $859,889, respectively. Share-based compensation expense is entirely related to expense recognized in connection with the vesting of restricted stock awards or other stock awards.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2016

(Unaudited)

During the three months ended July 31, 2016, restricted stock awards for certain employees under the Optical Cable Corporation Second Amended and Restated 2011 Stock Incentive Plan totaling 36,584 shares were approved by the Compensation Committee of the Board of Directors of the Company. Of the restricted shares granted, 18,292 are service-based awards which vest annually over approximately three years with the first vesting date occurring on July 31, 2017; and 18,292 shares are operational performance-based shares vesting over approximately five years beginning on January 31, 2018 based on the achievement of certain quantitative operational performance goals. The Company uses gross profit growth as its performance-based measure for restricted stock awards granted to employees.

Restricted stock award activity during the nine months ended July 31, 2016 consisted of restricted or other stock grants totaling 122,880 shares, restricted shares forfeited totaling 25,438 and restricted or other shares withheld for taxes in connection with the vesting of restricted shares or other shares totaling 30,105. Employees have the option to surrender shares to pay for withholding tax obligations resulting from any vesting restricted shares, or to pay cash to the Company in the amount of the withholding taxes owed on the value of any vesting restricted shares in order to avoid surrendering shares. Beginning with the 2016 grant, non-employee Directors have the option to surrender shares to pay for tax obligations resulting from any vesting shares as well.

As of July 31, 2016, the estimated amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will recognize over a 2.8 year weighted-average period is approximately $2.3 million.

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the nine months ended July 31, 2016 and 2015 follows:

	Nine Months Ended
	July 31,
	2016	2015
Balance at beginning of period	$63,011	$92,988
Bad debt expense (recovery)	23,074	(14,203)
Losses charged to allowance	-	(6,820)
Balance at end of period	$86,085	$71,965

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2016

(Unaudited)

(4)	Inventories

Inventories as of July 31, 2016 and October 31, 2015 consist of the following:

	July 31,	October 31,
	2016	2015
Finished goods	$4,616,353	$6,116,989
Work in process	2,318,779	2,918,803
Raw materials	7,719,119	8,514,718
Production supplies	289,862	265,570
Total	$14,944,113	$17,816,080

(5)	Product Warranties

As of July 31, 2016 and October 31, 2015, the Company’s accrual for estimated product warranty claims totaled $75,000 and $130,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense for the three months and nine months ended July 31, 2016 totaled $34,042 and $57,724, respectively. Warranty claims expense for the three months and nine months ended July 31, 2015 totaled $73,228 and $229,643, respectively.

The following table summarizes the changes in the Company’s accrual for product warranties during the nine months ended July 31, 2016 and 2015:

	Nine Months Ended
	July 31,
	2016	2015
Balance at beginning of period	$130,000	$100,000
Liabilities accrued for warranties issued during the period	117,437	205,376
Warranty claims and costs paid during the period	(112,724)	(134,643)
Changes in liability for pre-existing warranties during the period	(59,713)	24,267
Balance at end of period	$75,000	$195,000

(6)	Long-term Debt and Note Payable to Bank

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2016

(Unaudited)

Long-term debt as of July 31, 2016 and October 31, 2015 consists of the following:

	July 31,	October 31,
	2016	2015
Virginia Real Estate Loan ($6.5 million original principal) payable in monthly installments of $36,426, including interest (at 4.25%), with final payment of $4,858,220 due April 30, 2018	$5,218,571	$5,374,777
North Carolina Real Estate Loan ($2.24 million original principal) payable in monthly installments of $12,553, including interest (at 4.25%), with final payment of $1,674,217 due April 30, 2018	1,798,399	1,852,230
Total long-term debt	7,016,970	7,227,007
Less current installments	291,042	280,999
Long-term debt, excluding current installments	$6,725,928	$6,946,008

On April 26, 2016, OCC entered into a Credit Agreement and a Revolving Credit Note (“Revolver”) with BNC to provide the Company with a $7.0 million revolving line of credit (“Revolving Loan”) for the working capital needs of the Company which replaced the entire indebtedness the Company had with SunTrust Bank (“SunTrust”). Under the Credit Agreement and Revolver, BNC agreed to provide the Company with one or more revolving loans in a collective maximum principal amount of $7.0 million until February 28, 2017, at which time the Revolving Loan will step down to a maximum principal amount of $6.5 million. On February 28, 2018, the maximum principal amount will again step down to $6.0 million and remain as such until the Revolving Loan terminates. The Company may borrow, repay, and reborrow at any time or from time to time while the Revolving Loan is in effect.

The Revolving Loan accrues interest at adjusted LIBOR plus 3.65% (resulting in a 4.09% rate at July 31, 2016). The Revolving Loan is payable in monthly payments of interest only with principal and any outstanding interest due and payable at maturity. Maturity for the Revolving Loan is February 28, 2018, unless extended.

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

The Revolving Loan replaced the loan the Company had with SunTrust (the “Commercial Loan”). Under the terms of the Commercial Loan, the Company could borrow an aggregate principal amount at any one time outstanding not to exceed the lesser of (i) $9.0 million, or (ii) the sum of 85% of certain receivables aged 90 days or less plus 35% of the lesser of $1.0 million or certain foreign receivables plus 25% of certain raw materials inventory.

Also on April 26, 2016, the Company, as borrower, and BNC, as lender, entered into an amended and restated Virginia Real Estate Loan and North Carolina Real Estate Loan in the amount of $5,271,411 and $1,816,609, respectively.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2016

(Unaudited)

As of July 31, 2016, the Company had $5.9 million of outstanding borrowings on its Revolving Loan and $1.1 million in available credit. As of October 31, 2015, the Company had outstanding borrowings of $6.0 million on its Commercial Loan and $2.5 million in available credit.

(7)	Fair Value Measurements

The carrying amounts reported in the condensed consolidated balance sheets as of July 31, 2016 and October 31, 2015 for cash, trade accounts receivable, other receivables and accounts payable and accrued expenses, including accrued compensation and payroll taxes, approximate fair value because of the short maturity of these instruments. The carrying values of the Company’s note payable to bank and long-term debt approximate fair value based on similar long-term debt issues available to the Company as of July 31, 2016 and October 31, 2015. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

	Three months ended		Nine months ended
	July 31,		July 31,
	2016	2015	2016	2015
Net income (loss) attributable to OCC (numerator)	$188,163	$(572,572)	$(2,539,980)	$(1,290,899)

Shares (denominator)	7,115,389	6,210,454	6,403,352	6,232,973

Basic and diluted net income (loss) per share	$0.03	$(0.09)	$(0.40)	$(0.21)

Weighted average unvested shares for the nine months ended July 31, 2016 totaling 681,570, while issued and outstanding, were not included in the computation of basic and diluted net loss per share for the nine months ended July 31, 2016 (because to include such shares would have been antidilutive, or in other words, to do so would have reduced the net loss per share for those periods).

Weighted average unvested shares for the three months and nine months ended July 31, 2015 totaling 872,598 and 677,955, respectively, while issued and outstanding, were not included in the computation of basic and diluted net loss per share for the three months and nine months ended July 31, 2015 (because to include such shares would have been antidilutive, or in other words, to do so would have reduced the net loss per share for those periods).

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2016

(Unaudited)

(9)	Segment Information and Business and Credit Concentrations

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of July 31, 2016 and October 31, 2015 have been adequately provided for in the condensed consolidated financial statements.

For the three months and nine months ended July 31, 2016, 16.3% and 14.2%, respectively, of consolidated net sales were attributable to one customer. For the three months ended July 31, 2015, 12.2% and 14.5% of consolidated net sales were attributable to two customers. For the nine months ended July 31, 2015, 13.3% and 13.8% of consolidated net sales were attributable to the same two customers.

For the nine months ended July 31, 2016 and 2015, approximately 79% of consolidated net sales were from customers in the United States, and approximately 21% were from customers outside of the United States.

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

Nine Months Ended July 31, 2016

(Unaudited)

(12)	New Accounting Standards Not Yet Adopted

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that expands disclosure requirements and requires an entity to recognize revenue when promised goods or services are transferred to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”) which defers the effective date of the new revenue recognition standard by one year. Under ASU 2015-14, the new revenue recognition standard is effective for the Company beginning in fiscal year 2019. In March 2016, the FASB issued Accounting Standards Update 2016-08, Revenue from Contracts with Customers (Topic 606) Principle versus Agent Considerations, (“ASU 2016-08”). ASU 2016-08 clarifies the implementation guidance on principal-versus-agent considerations. In April 2016, the FASB issued Accounting Standards Update 2016-10, Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing (“ASU 2016-10”). ASU 2016-10 clarifies two aspects of Topic 606: identifying performance obligation and the licensing implementation guidance, while retaining the related principles for those areas.  In May 2016, the FASB issued Accounting Standards Update 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The amendments in ASU 2016-12 address the areas of collectability, presentation of sales tax and other similar taxes collected from customers, noncash consideration, contract modifications and completed contracts at transition. The update also amends the disclosure requirements within ASU 2014-09 for entities that retrospectively apply the guidance. The amendments in ASU 2016-08, ASU 2016-10 and ASU 2016-12 are effective in conjunction with ASU 2015-14. The Company is currently evaluating the impact of the adoption of this guidance on the Company's results of operations, financial position and liquidity and its related financial statement disclosures.

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

Nine Months Ended July 31, 2016

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to known and unknown variables, uncertainties, contingencies and risks that may cause actual events or results to differ materially from our expectations. Such known and unknown variables, uncertainties, contingencies and risks (collectively, “factors”) may also adversely affect Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”), the Company’s future results of operations and future financial condition, and/or the future equity value of the Company. Factors that could cause or contribute to such differences from our expectations or that could adversely affect the Company include, but are not limited to: the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate and/or government spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber, copper, gold and other precious metals, plastics and other materials); fluctuations in transportation costs; our dependence on customized equipment for the manufacture of certain of our products in certain production facilities; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing in one or more of the markets in which we participate; our dependence on a limited number of suppliers; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in regulatory reviews and audits and potential regulatory reviews and audits; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences for competing technologies relative to our product offering; economic conditions that affect the telecommunications sector, the data communications sector, certain technology sectors and/or certain industry market sectors (for example, mining, oil & gas, military and wireless carrier industry market sectors); economic conditions that affect U.S. based manufacturers; economic conditions or changes in relative currency strengths (for example, the strengthening of the U.S. dollar relative to certain foreign currencies) that affect certain geographic markets, the relative costs of U.S. products exported, and/or the economy as a whole; changes in demand for our products from certain competitors for which we provide private label connectivity products; changes in the mix of products sold during any given period (due to, among other things, seasonality or strength or weaknesses in particular markets in which we participate) which may impact gross profits and gross profit margins or net sales; variations in orders and production volumes of hybrid cables (fiber and copper) with high copper content, which tend to have lower gross profit margins; variations resulting from high volatility, large sales orders and high sales concentration among a limited number of customers in the wireless carrier market; terrorist attacks or acts of war, and any current or potential future military conflicts; changes in the level of military spending or other spending by the United States government, including, but not limited to reductions in government spending due to automatic budget cuts or sequestration; ability to recruit and retain key personnel; poor labor relations; the impact of changes in accounting policies and related costs of compliance, including changes by the Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board (“PCAOB”), the Financial Accounting Standards Board (“FASB”), and/or the International Accounting Standards Board (“IASB”); our ability to continue to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; the impact of changes and potential changes in federal laws and regulations adversely affecting our business and/or which result in increases in our direct and indirect costs, including our direct and indirect costs of compliance with such laws and regulations; the impact of the Patient Protection and Affordable Care Act of 2010, the Health Care and Education Reconciliation Act of 2010, and any revisions to those acts that apply to us and the related legislation and regulation associated with those acts, which directly or indirectly result in increases to our costs; the impact of changes in state or federal tax laws and regulations increasing our costs and/or impacting the net return to investors owning our shares; any changes in the status of our compliance with financial debt covenants with our lender; our ability to maintain and/or secure debt financing and/or equity financing to adequately finance our ongoing operations; the impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, making investments in or with, and/or acquiring parties that compete with and/or have conflicts with our customers; voluntary or involuntary delisting of the Company’s common stock from any exchange on which it is traded; the deregistration by the Company from SEC reporting requirements, as a result of the small number of holders of the Company’s common stock; a continued suspension of dividends declared to shareholders due to inadequate or alternative uses of cash on hand; adverse reactions by customers, vendors or other service providers to unsolicited proposals regarding the ownership or management of the Company; the additional costs of considering, responding to and possibly defending our position on unsolicited proposals regarding the ownership or management of the Company; impact of weather or natural disasters in the areas of the world in which we operate, market our products and/or acquire raw materials; an increase in the number of shares of the Company’s common stock issued and outstanding; further economic downturns generally and/or in one or more of the markets in which we operate; changes in market demand, exchange rates, productivity, market dynamics, market confidence, macroeconomic and/or other economic conditions in the areas of the world in which we operate and market our products; and our success in managing the risks involved in the foregoing.

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

Summary of Company Performance for Third Quarter and First Nine Months of Fiscal Year 2016

●	Sequentially, net sales increased 3.5% in the third quarter of fiscal year 2016, compared to net sales of $16.3 million for the second quarter of fiscal year 2016.

●

Consolidated net sales for the third quarter of fiscal year 2016 were $16.9 million, a decrease of 18.6% compared to net sales of $20.8 million for the third quarter of fiscal year 2015. Consolidated net sales for the first nine months of fiscal year 2016 were $47.3 million, a decrease of 16.7% compared to net sales of $56.8 million for the same period last year.

●

Gross profit was $5.5 million in the third quarter of fiscal year 2016, compared to $5.7 million for the third quarter of fiscal year 2015. Gross profit was $13.5 million for the first nine months of fiscal year 2016, compared to $16.8 million for the first nine months of fiscal year 2015.

●

Gross profit margin (gross profit as a percentage of net sales) was 32.3% during the third quarter of fiscal year 2016, compared to 27.5% for the same period last year. Gross profit margin was 28.6% during the first nine months of fiscal year 2016, compared to 29.5% for the first nine months of fiscal year 2015.

●

Selling, general and administrative expenses decreased 16.6% during the third quarter of fiscal year 2016 when compared to the same period in fiscal year 2015 and decreased 15.1% during the first nine months of fiscal year 2016 when compared to the same period in fiscal year 2015, consistent with our efforts to reduce costs.

●

Net income attributable to OCC was $188,000, or $0.03 per share, during the third quarter of fiscal year 2016, compared to a net loss attributable to OCC of $573,000, or $0.09 per share, for the comparable period last year. Net loss attributable to OCC was $2.5 million, or $0.40 per share, during the first nine months of fiscal year 2016, compared to $1.3 million, or $0.21 per share, for the comparable period last year.

●	OCC generated $2.0 million of cash flow from operating activities during the first nine months of fiscal year 2016, an increase of 95.3% compared to the first nine months of fiscal year 2015.

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

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended			Nine Months Ended
	July 31,		Percent	July 31,		Percent
	2016	2015	Change	2016	2015	Change
Net sales	$16,915,000	$20,781,000	(18.6)%	$47,303,000	$56,816,000	(16.7)%
Gross profit	5,462,000	5,709,000	(4.3)%	13,515,000	16,764,000	(19.4)%
SG&A expenses	5,075,000	6,085,000	(16.6)%	15,514,000	18,279,000	(15.1)%
Net income (loss) attributable to OCC	188,000	(573,000)	132.9%	(2,540,000)	(1,291,000)	(96.8)%

Three Months Ended July 31, 2016 and 2015

Net Sales

Consolidated net sales for the third quarter of fiscal year 2016 decreased 18.6% to $16.9 million compared to net sales of $20.8 million for the same period last year. We experienced a decrease in net sales in both our enterprise and specialty markets in the third quarter of fiscal year 2016, compared to the same period last year. Sequentially, net sales increased 3.5% and 20.4%, respectively, in the third quarter of fiscal year 2016, compared to net sales of $16.3 million and $14.0 million for the second and first quarters of fiscal year 2016.

During the third quarter of fiscal year 2016, OCC’s net sales continued to be negatively impacted by the decrease in demand in our enterprise markets and in certain specialty markets. We are also continuing to see downward pressure on pricing in certain markets, particularly the wireless carrier market.

Net sales outside the U.S. were also negatively impacted by a strong U.S. dollar relative to other currencies, particularly in certain geographic regions. For the three months ended July 31, 2016 and 2015, approximately 19% and 20%, respectively, of net sales were from customers outside of the United States. Net sales to customers outside of the U.S. decreased 25.6% in the third quarter of fiscal year 2016, compared to the same period last year.

Gross Profit

Our gross profit was $5.5 million in the third quarter of fiscal year 2016, a decrease of 4.3% compared to gross profit of $5.7 million in the third quarter of fiscal year 2015. Gross profit margin, or gross profit as a percentage of net sales, increased to 32.3% in the third quarter of fiscal year 2016 compared to 27.5% in the third quarter of fiscal year 2015.

Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis. Gross profit margin in the third quarter of fiscal year 2016 was positively impacted, despite the decrease in net sales, primarily due to a change in product mix, including a decrease in sales of certain products that had negatively impacted our gross profit margin in the third quarter of fiscal year 2015. Additionally, certain employee related costs decreased $224,000 when comparing the third quarter of fiscal year 2016 to the same period last year as a result of our cost reduction efforts.

Sequentially, gross profit increased 20.0% and 55.9%, respectively, in the third quarter of fiscal year 2016, compared to gross profit in the second and first quarters of fiscal year 2016, with an increase in gross profit margin to 32.3% in the third quarter of fiscal year 2016, compared to 27.9% and 24.9%, respectively, in the second and first quarters of fiscal year 2016.

The OCC team implemented cost reductions near the end of fiscal year 2015 and during the first quarter of fiscal year 2016, which we expect will continue to positively impact cost of goods sold, gross profit and SG&A expenses in fiscal year 2016. The cost reductions implemented included personnel cost reductions at the end of fiscal year 2015 expected to save approximately $1.0 million per year, beginning in fiscal year 2016, a portion of which is expected to positively impact cost of goods sold and gross profit.

Selling, General, and Administrative Expenses

SG&A expenses decreased 16.6% to $5.1 million during the third quarter of fiscal year 2016, compared to $6.1 million for the same period last year. SG&A expenses as a percentage of net sales were 30.0% in the third quarter of fiscal year 2016, compared to 29.3% in the third quarter of fiscal year 2015.

The decrease in SG&A expenses during the third quarter of fiscal year 2016 compared to the same period last year was the result of targeted cost reduction efforts across all expense categories. The most significant savings were achieved from reduced employee related expenses of $359,000, reduced marketing expenses of $96,000 and reduced travel expenses of $83,000, all excluding expenses incurred by Centric Solutions. Separately, SG&A costs associated with Centric Solutions were reduced by $193,000.

Compensation costs decreased when comparing the third quarter of fiscal year 2016 to the comparable period in fiscal year 2015 primarily as a result of the personnel cost reduction implemented at the end of fiscal year 2015 and decreases in commissions due to decreased net sales. The reductions in marketing expenses and travel and sales expenses were primarily the result of the targeted efforts to increase efficiencies and reduce costs.

On November 30, 2015, Centric Solutions’ operating lease expired, and Centric Solutions began sharing office and manufacturing space with OCC in our facility near Dallas, Texas. In connection with the move, certain positions were also eliminated. As a result, both reduced employee related costs and reduced rent expense contributed to the decrease in SG&A expenses of Centric Solutions when comparing the third quarter of fiscal year 2016 to the same period in fiscal year 2015.

Royalty Expense, Net

We recognized royalty expense, net of royalty income, totaling $39,000 during the third quarter of fiscal year 2016, compared to $27,000 during the same period last year. We expect the trend of royalty expense largely or completely offsetting royalty income to continue in fiscal year 2016 as a result of the decline in royalty income due to the expiration of patents for licensed products.

Amortization of Intangible Assets

We recognized $4,000 of amortization expense, associated with intangible assets, during the third quarter of fiscal year 2016, compared to $3,000 during the third quarter of fiscal year 2015.

Other Expense, Net

We recognized other expense, net in the third quarter of fiscal year 2016 of $163,000 compared to $111,000 in the third quarter of fiscal year 2015. Other expense, net is comprised primarily of interest expense together with other miscellaneous items which may fluctuate from period to period.

Income (Loss) Before Income Taxes

We reported income before income taxes of $181,000 for the third quarter of fiscal year 2016, compared to a loss before income taxes of $516,000 for the third quarter of fiscal year 2015. The change was primarily due to the decrease in SG&A expenses of $1.0 million, partially offset by the decrease in gross profit of $247,000, compared to the same period in 2015.

Income Tax Expense (Benefit)

Income tax benefit totaled $7,000 in the third quarter of fiscal year 2016, compared to income tax expense of $46,000 for the same period in fiscal year 2015. Our effective tax rate for the third quarter of fiscal year 2016 was 4.0% compared to negative 8.9% for the third quarter of fiscal year 2015.

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

During fiscal year 2015, we established a $2.4 million valuation allowance against all of our net deferred tax assets. As a result of establishing a full valuation allowance against our net deferred tax assets, if we generate sufficient taxable income in subsequent periods to realize a portion or all of our net deferred tax assets, our effective income tax rate could be unusually low due to the tax benefit attributable to the necessary decrease in our valuation allowance. Further, if we generate losses before taxes in subsequent periods, our effective income tax rate could also be unusually low, as any increase in our net deferred tax asset from such a net operating loss for tax purposes, would be offset by a corresponding increase to our valuation allowance against our net deferred tax assets.

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

Net Income (Loss)

Net income attributable to OCC for the third quarter of fiscal year 2016 was $188,000 compared to a net loss attributable to OCC of $573,000 for the third quarter of fiscal year 2015. This change was primarily due to the increase in income before taxes of $697,000 and the increase in income tax benefit of $53,000, in the third quarter of fiscal year 2016, compared to the same period in fiscal year 2015.

Nine Months Ended July 31, 2016 and 2015

Net Sales

Consolidated net sales for the first nine months of fiscal year 2016 decreased 16.7% to $47.3 million compared to net sales of $56.8 million for the same period last year. We experienced a decrease in net sales in both our enterprise and specialty markets in the first nine months of fiscal year 2016, compared to the same period last year.

Net sales to customers in the United States decreased 16.4% in the first nine months of fiscal year 2016 compared to the same period last year, and net sales to customers outside of the United States decreased 17.9%. For the nine months ended July 31, 2016 and 2015, approximately 79% of consolidated net sales were from customers in the United States, and approximately 21% were from customers outside of the United States.

Gross Profit

Our gross profit was $13.5 million in the first nine months of fiscal year 2016, a decrease of 19.4% compared to $16.8 million in the first nine months of fiscal year 2015. Gross profit margin, or gross profit as a percentage of net sales, was 28.6% in the first nine months of fiscal year 2016 compared to 29.5% in the first nine months of fiscal year 2015.

The OCC team implemented cost reductions near the end of fiscal year 2015 and during the first half of fiscal year 2016, which we expect will continue to positively impact cost of goods sold, gross profit and SG&A expenses in fiscal year 2016. The cost reductions implemented included personnel cost reductions at the end of fiscal year 2015 expected to save approximately $1.0 million per year, beginning in fiscal year 2016, and expected to positively impact cost of goods sold and gross profit.

Net sales decreases in certain specialty markets and pricing pressures in certain markets, particularly the wireless carrier market, negatively impacted gross profits during the first nine months of fiscal year 2016, compared to the same period last year. The slightly lower gross profit margin in the first nine months of fiscal year 2016 when compared to the same period last year was primarily due to lower sales volumes, particularly in the first quarter of fiscal year 2016. While the sale of certain lower margin products negatively impacted our gross profit margin earlier in the fiscal year, a change in product mix during the latter part of the second quarter and during the third quarter of fiscal year 2016 generated a significant increase in our margins; triggering a return to more typical gross profit margins for OCC. Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis.

Selling, General, and Administrative Expenses

SG&A expenses decreased $2.8 million, or 15.1%, to $15.5 million for the first nine months of fiscal year 2016 from $18.3 million for the same period last year. SG&A expenses as a percentage of net sales were 32.8% in the first nine months of fiscal year 2016 compared to 32.2% in the first nine months of fiscal year 2015.

The decrease in SG&A expenses during the first nine months of fiscal year 2016 compared to the same period last year was the result of targeted cost reduction efforts across all expense categories. The most significant savings were achieved from reduced employee related expenses of $827,000, reduced marketing expenses of $391,000, reduced shipping costs of $202,000 and reduced travel expenses of $270,000, all excluding expenses incurred by Centric Solutions. Separately, SG&A costs associated with Centric Solutions were reduced by $417,000.

Compensation costs decreased when comparing the first nine months of fiscal year 2016 to the comparable period in fiscal year 2015 primarily as a result of the personnel cost reduction implemented at the end of fiscal year 2015 and decreases in commissions due to decreased net sales. Shipping costs also decreased as net sales decreased. The reductions in marketing expenses and travel and sales expenses were primarily the result of the targeted efforts to increase efficiencies and control costs.

On November 30, 2015, Centric Solutions’ operating lease expired, and Centric Solutions began sharing office and manufacturing space with OCC in our facility near Dallas, Texas. In connection with the move, certain positions were also eliminated. As a result, both reduced employee related costs and reduced rent expense contributed to the decrease in SG&A expenses of Centric Solutions when comparing the first nine months of fiscal year 2016 to the same period in fiscal year 2015.

Royalty Expense, Net

We recognized royalty expense, net of royalty income, totaling $105,000 during the first nine months of fiscal year 2016, compared to $117,000 during the same period last year. We expect the trend of royalty expense largely or completely offsetting royalty income to continue in fiscal year 2016 as a result of the decline in royalty income due to the expiration of patents for licensed products.

Amortization of Intangible Assets

We recognized $11,000 of amortization expense, associated with intangible assets, for the first nine months of fiscal year 2016, compared to amortization expense of $8,000 during the first nine months of fiscal year 2015.

Other Expense, Net

We recognized other expense, net in the first nine months of fiscal year 2016 of $440,000 compared to $312,000 in the first nine months of fiscal year 2015. Other expense, net is comprised of interest expense and other miscellaneous items which may fluctuate from period to period.

Loss Before Income Taxes

We reported a loss before income taxes of $2.6 million for the first nine months of fiscal year 2016 compared to $2.0 million for the first nine months of fiscal year 2015. This increase was primarily due to the decrease in gross profit of $3.2 million, partially offset by the decrease in SG&A expenses of $2.8 million in the first nine months of fiscal year 2016, compared to the same period in 2015.

Income Tax Expense (Benefit)

Income tax expense totaled $7,000 in the first nine months of fiscal year 2016 compared to income tax benefit of $630,000 for the same period in fiscal year 2015. Our effective tax rate for the first nine months of fiscal year 2016 was less than negative one percent compared to 32.3% for the first nine months of fiscal year 2015.

Generally, fluctuations in our effective tax rates are due to permanent differences in U.S. GAAP and tax accounting for various tax deductions and benefits, but can also be significantly different from the statutory tax rate when income or loss before taxes is at a level such that permanent differences in U.S. GAAP and tax accounting treatment have a disproportional impact on the projected effective tax rate.

During fiscal year 2015, we established a $2.4 million valuation allowance against all of our net deferred tax assets. As a result of establishing a full valuation allowance against our net deferred tax assets, if we generate sufficient taxable income in subsequent periods to realize a portion or all of our net deferred tax assets, our effective income tax rate could be unusually low due to the tax benefit attributable to the necessary decrease in our valuation allowance. Further, if we generate losses before taxes in subsequent periods, as we did in the first nine months of fiscal year 2016, our effective income tax rate could also be unusually low, as any increase in our net deferred tax asset from such a net operating loss for tax purposes, would be offset by a corresponding increase to our valuation allowance against our net deferred tax assets.

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

Net Loss

Net loss attributable to OCC for the first nine months of fiscal year 2016 was $2.5 million compared to $1.3 million for the first nine months of fiscal year 2015. This increase was due primarily to the increase in the loss before taxes of $603,000 and the decrease in income tax benefit of $637,000, in the first nine months of fiscal year 2016, compared to the same period in fiscal year 2015.

Financial Condition

Total assets decreased $3.9 million, or 8.7%, to $41.1 million at July 31, 2016, from $45.0 million at October 31, 2015. This decrease was primarily due to a $2.9 million decrease in inventories, largely the result of the sale of stock inventory that was not replenished to previous levels and the timing of certain raw material purchases.

Total liabilities decreased $1.9 million, or 10.1%, to $17.2 million at July 31, 2016, from $19.1 million at October 31, 2015. The decrease in total liabilities was primarily due to the timing of vendor payments.

Total shareholders’ equity attributable to OCC at July 31, 2016 decreased $2.7 million in the first nine months of fiscal year 2016. The decrease resulted primarily from the net loss attributable to OCC of $2.5 million and the purchase of the non-controlling interest in Centric Solutions for a nominal amount resulting in a net reduction in total shareholders’ equity attributable to OCC of $764,000, partially offset by share-based compensation, net of $587,000.

Liquidity and Capital Resources

Our primary capital needs during the first nine months of fiscal year 2016 have been to fund capital expenditures and working capital requirements. Our primary source of capital for these purposes has been existing cash and cash provided by operations.

Our cash totaled $1.8 million as of July 31, 2016, an increase of $690,000, compared to $1.1 million as of October 31, 2015. The increase in cash for the nine months ended July 31, 2016 primarily resulted from cash provided by operating activities of $2.0 million, partially offset by capital expenditures totaling $567,000 and net cash used in financing activities totaling $662,000.

On July 31, 2016, we had working capital of $21.4 million compared to $23.5 million on October 31, 2015. The ratio of current assets to current liabilities as of July 31, 2016 was 5.4 to 1 compared to 5.2 to 1 as of October 31, 2015. The decrease in working capital was primarily due to the $2.9 million decrease in inventories and a $400,000 increase in current maturities of note payable to bank, partially offset by the $1.2 million decrease in accounts payable and accrued expenses. The improved ratio of current assets to current liabilities as of July 31, 2016 compared to October 31, 2015 was due to the fact that current assets only decreased 9.8% while current liabilities decreased 14.0%.

As of July 31, 2016 and October 31, 2015, we had outstanding loan balances under our revolving credit facilities totaling $5.9 million and $6.0 million, respectively. As of July 31, 2016 and October 31, 2015, we had outstanding loan balances, excluding our revolving credit facility, totaling $7.0 million and $7.2 million, respectively.

Net Cash

Net cash provided by operating activities was $2.0 million in the first nine months of fiscal year 2016, compared to $1.0 million in the first nine months of fiscal year 2015. Net cash provided by operating activities during the first nine months of fiscal year 2016 primarily resulted from certain adjustments to reconcile a net loss of $2.6 million to net cash provided by operating activities including depreciation, amortization and accretion of $1.5 million and share-based compensation expense of $660,000. Additionally, the decrease in inventories of $2.9 million further contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by the cash flow impact of decreases in accounts payable and accrued expenses of $702,000.

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

Net cash used in investing activities totaled $636,000 in the first nine months of fiscal year 2016, compared to $2.8 million in the first nine months of fiscal year 2015. Net cash used in investing activities during the first nine months of fiscal years 2016 and 2015 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment.

Net cash used in financing activities totaled $662,000 in the first nine months of fiscal year 2016, compared to net cash provided by financing activities of $1.3 million in the first nine months of fiscal year 2015. Net cash used in financing activities in the first nine months of fiscal year 2016 resulted primarily from the payment of dividends previously declared totaling $141,000, principal payments on long-term debt totaling $310,000 and refinancing costs totaling $138,000. Net cash provided by financing activities in the first nine months of fiscal year 2015 resulted primarily from proceeds from a note payable to our bank under our line of credit, net of repayments, of $2.5 million, partially offset by the $414,000 payment of dividends previously declared and the repurchase and retirement of 80,636 shares of our common stock for $380,000.

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

On April 26, 2016, we entered into a Credit Agreement and a Revolving Credit Note (“Revolver”) with BNC to provide the Company with a $7.0 million revolving line of credit (“Revolving Loan”) for our working capital needs which replaced the entire indebtedness we had with SunTrust Bank (“SunTrust”). Under the Credit Agreement and Revolver, BNC agreed to provide us with one or more revolving loans in a collective maximum principal amount of $7.0 million until February 28, 2017, at which time the Revolving Loan will step down to a maximum principal amount of $6.5 million. On February 28, 2018, the maximum principal amount will again step down to $6.0 million and remain as such until the Revolving Loan terminates. We may borrow, repay, and reborrow at any time or from time to time while the Revolving Loan is in effect.

The Revolving Loan accrues interest at adjusted LIBOR plus 3.65% (resulting in a 4.09% rate at July 31, 2016). The Revolving Loan is payable in monthly payments of interest only with principal and any outstanding interest due and payable at maturity. Maturity for the Revolving Loan is February 28, 2018, unless extended.

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

The Revolving Loan replaced the loan we had with SunTrust (the “Commercial Loan”). Under the terms of the Commercial Loan, we could borrow an aggregate principal amount at any one time outstanding not to exceed the lesser of (i) $9.0 million, or (ii) the sum of 85% of certain receivables aged 90 days or less plus 35% of the lesser of $1.0 million or certain foreign receivables plus 25% of certain raw materials inventory.

Also on April 26, 2016, the Company, as borrower, and BNC, as lender, entered into an amended and restated Virginia Real Estate Loan and North Carolina Real Estate Loan in the amount of $5,271,411 and $1,816,609, respectively.

As of July 31, 2016, we had $5.9 million of outstanding borrowings on our Revolving Loan and $1.1 million in available credit.

Capital Expenditures

We did not have any material commitments for capital expenditures as of July 31, 2016. During our 2016 fiscal year budgeting process, we included an estimate for capital expenditures of $1.8 million for the year. These expenditures will be funded out of our working capital or borrowings under our credit facilities. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Historically, we have spent less than our budgeted capital expenditures in most fiscal years.

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

This trend may be substantially altered during any quarter or year by the timing of larger projects, timing of orders from larger customers, other economic factors impacting our industry or impacting the industries of our customers and end-users and macroeconomic conditions. While we believe seasonality may be a factor that impacts our quarterly net sales results, we are not able to reliably predict net sales based on seasonality because these other factors can also substantially impact our net sales patterns during the year. We also believe net sales may not follow this trend in periods when overall economic conditions in the industry and/or in the world are atypical.

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

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2015 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2015 Form 10-K did not change during the period from November 1, 2015 through July 31, 2016.

New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that expands disclosure requirements and requires an entity to recognize revenue when promised goods or services are transferred to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”) which defers the effective date of the new revenue recognition standard by one year. Under ASU 2015-14, the new revenue recognition standard is effective for the Company beginning in fiscal year 2019. In March 2016, the FASB issued Accounting Standards Update 2016-08, Revenue from Contracts with Customers (Topic 606) Principle versus Agent Considerations, (“ASU 2016-08”). ASU 2016-08 clarifies the implementation guidance on principal-versus-agent considerations. In April 2016, the FASB issued Accounting Standards Update 2016-10, Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing (“ASU 2016-10”). ASU 2016-10 clarifies two aspects of Topic 606: identifying performance obligation and the licensing implementation guidance, while retaining the related principles for those areas.  In May 2016, the FASB issued Accounting Standards Update 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The amendments in ASU 2016-12 address the areas of collectability, presentation of sales tax and other similar taxes collected from customers, noncash consideration, contract modifications and completed contracts at transition. The update also amends the disclosure requirements within ASU 2014-09 for entities that retrospectively apply the guidance. The amendments in ASU 2016-08, ASU 2016-10 and ASU 2016-12 are effective in conjunction with ASU 2015-14. We are currently evaluating the impact of the adoption of this guidance on our results of operations, financial position and liquidity and our related financial statement disclosures.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2016. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2016, and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

The exhibits listed on the Exhibit Index are filed as part of, and incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION (Registrant)

Date: September 13, 2016	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr. hairman of the Board of Directors, President and Chief Executive Officer

Date: September 13, 2016	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at July 31, 2016 and October 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended July 31, 2016 and 2015, (iii) Condensed Consolidated Statement of Shareholders’ Equity for the nine months ended July 31, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2016 and 2015, and (v) Condensed Notes to Condensed Consolidated Financial Statements. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.