Form 10-K
period 2016-10-31
OPTICAL CABLE CORP
filed 2016-12-20
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

Form 10-K

 ________________________________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2016

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

Large accelerated filer    ☐    Accelerated filer   ☐    Non-accelerated filer   ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes   ☐    No  ☒

The aggregate market value of the registrant’s Common Stock, no par value, held by non-affiliates of the registrant (without admitting any person whose shares are not included in determining such value is an affiliate) as of April 30, 2016, the last business day of the Company’s most recent second quarter was $13,802,066 based upon the closing price of these shares as reported by the Nasdaq Global Market on April 30, 2016.

As of December 13, 2016, the Company had outstanding 7,081,034 common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report filed as Exhibit 13.1 to this report on Form 10-K are incorporated by reference in Part II of this Form 10-K Report: “Corporate Information,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” and “Report of Independent Registered Public Accounting Firm.” In addition, portions of the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K Report: “Election of Directors,” “Beneficial Ownership of Securities,” “Compensation of Executive Officers,” “Compensation of Directors,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “Code of Ethics,” “Executive Compensation,” “Beneficial Ownership of Securities,” “Equity Compensation Plans Information,” “Certain Relationships and Related Transactions,” “Independent Registered Public Accounting Firm,” and “Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Registered Public Accounting Firm.”

OPTICAL CABLE CORPORATION

FORM 10-K

PART I

Item 1.     BUSINESS

Overview

Optical Cable Corporation was incorporated in the Commonwealth of Virginia in 1983. We are headquartered at 5290 Concourse Drive, Roanoke, Virginia 24019 and our telephone number is (540) 265-0690. Optical Cable Corporation, together with our wholly owned subsidiaries, Applied Optical Systems, Inc. (“AOS”) and Centric Solutions LLC (“Centric Solutions”), has offices, manufacturing and warehouse facilities located in Roanoke, Virginia, near Asheville, North Carolina and near Dallas, Texas.

Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) is a leading manufacturer of a broad range of fiber optic and copper data communication cabling and connectivity solutions primarily for the enterprise market and various harsh environment and specialty markets (the non-carrier markets), offering integrated suites of high quality products which operate as a system solution or seamlessly integrate with other providers’ offerings. OCC also manufactures and sells products in the wireless carrier market.

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

OCC® is internationally recognized for pioneering the design and production of fiber optic cables for the most demanding military field applications, as well as of fiber optic cables suitable for both indoor and outdoor use, and creating a broad product offering built on the evolution of these fundamental technologies. OCC® is also internationally recognized for pioneering the development of innovative copper connectivity technology and designs used to meet industry copper data communications standards.

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

OCC designs, develops and manufactures fiber optic cables for a broad range of enterprise, harsh environment and specialty markets and applications. We refer to these products as our fiber optic cable offering. OCC designs, develops and manufactures fiber and copper connectivity products for the enterprise market, including a broad range of enterprise and residential applications. We refer to these products as our enterprise connectivity product offering. OCC designs, develops and manufactures a broad range of specialty fiber optic connectors and connectivity products primarily for use in military, harsh environment and other specialty applications. We refer to these products as our harsh environment and specialty connectivity product offering.

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

Optical Cable Corporation, OCC®, Procyon®, Procyon Blade™, Superior Modular Products™, SMP Data Communications™, Applied Optical Systems™, Centric Solutions™, and associated logos are trademarks of Optical Cable Corporation.

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

OCC products include fiber optic and copper cabling, fiber optic and copper connectors, specialty fiber optic and copper connectors, fiber optic and copper patch cords, pre-terminated fiber optic and copper cable assemblies, racks, cabinets, datacom enclosures, fiber optic and copper patch panels, face plates, multi-media boxes, fiber optic reels and accessories and other cable and connectivity management accessories. Our products are designed to meet the most demanding needs of end-users, delivering a high degree of reliability and outstanding performance characteristics. During the past two years, OCC has been granted or received Notice of Allowance for 17 patents for innovative designs of fiber optic and copper connectivity and fiber optic cable.

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

Copper Datacom Cable Products

We market and sell a wide range of high quality copper datacom cables, including unshielded twisted pair (UTP) and shielded twisted pair (F/UTP) constructions, in Category 5e, Category 6 and Category 6A performance ratings, in riser and plenum configurations, and in various colors. The addition of copper datacom cables enables OCC to offer our customers an end-to-end solution for copper network installations.

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

Compliance with Environmental Laws

We are not aware of any material violations at our facilities of any local, state or federal environmental laws. We have not incurred any material expenditures related to environmental compliance during our 2016 fiscal year. We believe that we have materially complied with all applicable environmental regulations.

Research and Development Activities

Research and development costs totaled $1.3 million, $1.3 million and $1.4 million for the fiscal years ended October 31, 2016, 2015 and 2014, respectively. Our research and development costs related to a variety of research projects performed in connection with our enterprise connectivity product lines including, but not limited to, Category 8 product development. The product development work with respect to our fiber optic cable products and our harsh environment and specialty connectivity products is generally associated with product improvements and customer product development requests and is characterized as engineering expense allocated to costs of goods sold and selling, general and administrative expenses, rather than characterized as research and development costs.

Customers and End-Users

We have a global customer base, selling in over 50 countries in fiscal year 2016.

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

Employees

As of October 31, 2016, we employed a total of 331 persons (excluding independent sales representatives and firms). None of our employees is represented by a labor union. We have experienced no work stoppages and we continue to take steps we believe appropriate to ensure our employee relations are good.

Item 1A. RISK FACTORS

Item 1A. Risk Factors is not required for a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended.

Certain risk factors that may adversely affect the Company, the Company’s future results of operations and future financial condition, and future market valuation of the Company are mentioned under “Forward-Looking Information” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report for the fiscal year ended October 31, 2016 (filed as Exhibit 13.1 to this report on Form 10-K), and in our Quarterly Reports on Form 10-Q.

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

We believe that we are currently operating at approximately 50% of our production equipment capacity on average at our collective manufacturing facilities during fiscal year 2016. Since various production equipment is specialized and our product mix varies, individual manufacturing equipment may operate at higher or lower production capacity during various times during any given period of time.

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

Item 3.     LEGAL PROCEEDINGS

On May 31, 2016, G. Thomas Hazelton, Jr. was terminated by Applied Optical Systems, Inc., a wholly owned subsidiary of OCC (“AOS”) for Cause as defined both in his employment agreement dated October 31, 2009 (the “Employment Agreement”) and also in the Stock Purchase Agreement dated October 31, 2009 by and among OCC, as buyer, and G. Thomas Hazelton, Jr. (“Hazelton”) and Daniel Roehrs (“Roehrs”), as sellers (Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 filed January 29, 2010) (the “SPA”).

OCC acquired AOS from Hazelton and Roehrs pursuant to the terms of the SPA. In addition to its claims under the Employment Agreement, OCC also has asserted claims of indemnification against Hazelton under the SPA related to alleged unlawful actions by Hazelton and Roehrs.

As a result, OCC has not paid Hazelton any severance compensation and does not intend to pay Hazelton any of the minimum earn out amount (a maximum amount of $470,665 payable on January 31, 2017 under the terms of the SPA) that otherwise would have been owed to Hazelton, but for Hazelton’s termination for Cause and OCC’s indemnification claims under the SPA.

As a result of this dispute, OCC and AOS filed suit against Hazelton on September 9, 2016 in state court in Roanoke City, Virginia.  Hazelton has filed suit against OCC and AOS on September 7, 2016 in state court in Collin County, Texas.

Additionally, OCC, AOS, and Centric Solutions LLC, a wholly owned subsidiary of OCC (“Centric Solutions”) have filed suit against Roehrs, William DiBella (“DiBella”) (a former employee of Centric Solutions), and Rosenberger CDS, LLC and Rosenberger North America (together, “Rosenberger”) on September 20, 2016 in state court in Roanoke County, Virginia, in connection with related alleged unlawful actions by Roehrs, DiBella and Rosenberger.

At this time, OCC does not believe any of these disputes or the litigation resulting therefrom will have a material adverse effect on OCC.

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

PART II

Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information pertaining to shareholders beneficially owning more than five percent of the Company’s common stock and the security ownership of management, which is set forth under the caption “Beneficial Ownership of Securities” in the Proxy Statement for the 2017 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The Company had 7,081,159 shares of common stock issued and outstanding at October 31, 2016. Employees of the Company and members of the Board of Directors owned at least 36.6% of the shares issued and outstanding at October 31, 2016, including shares still subject to potential forfeiture based on vesting requirements.

Issuer Purchases of Equity Securities

The Company has a plan (the “Repurchase Plan”), approved by its Board of Directors on July 14, 2015, to purchase and retire up to 400,000 shares of the Company’s common stock, or approximately 6.0% of the shares then outstanding. The Company anticipates that the purchases will be made over a 24- to 36-month period, but there is no definite time period for repurchase. For the three-month period ended October 31, 2016, the Company did not repurchase and retire any shares of its outstanding common stock under the Plan and had 398,400 shares remaining to purchase under the Repurchase Plan.

The Company repurchased outstanding common stock outside of the Repurchase Plan directly from certain shareholders and through an odd lot repurchase offer. During fiscal year 2016, OCC repurchased and retired a total of 14,225 shares for $40,150, outside of the Repurchase Plan.

The information contained under the caption “Corporate Information” of our Annual Report for the fiscal year ended October 31, 2016, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 6.     SELECTED FINANCIAL DATA

Not required for a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended.

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for the fiscal year ended October 31, 2016, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of October 31, 2016, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information contained under the captions “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” and “Report of Independent Registered Public Accounting Firm” of our Annual Report for the fiscal year ended October 31, 2016, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company changed its principal accountants for its fiscal year ended October 31, 2016 from KPMG LLP to Brown, Edwards & Company, L.L.P. There were no disagreements with our former accountants for the year ended October 31, 2015 or any of the previous fiscal years. The change in the Company’s principal accountants was approved by the Company’s Audit Committee of the Board of Directors. We did not have any disagreements with our current accountants on any accounting matter or financial disclosure made during our fiscal year ended October 31, 2016.

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

As of October 31, 2016, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer (principal accounting officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2016.

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

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline. Management conducted an evaluation of the design and effectiveness of the Company’s system of internal control over financial reporting as of October 31, 2016, based on the framework set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on its evaluation, management concluded that, as of October 31, 2016, the Company’s internal control over financial reporting was effective.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information with respect to the Directors of the registrant, see “Election of Directors,” “Directors,” and “Executive Officers” in the Proxy Statement for the 2017 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

For information with respect to the executive officers of the registrant, see “Executive Officers” in the Proxy Statement for the 2017 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

The information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, which is set forth under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement for the 2017 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning the Company’s code of ethics that applies to the Company’s principal executive officer and the Company’s senior financial officers required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Code of Ethics.”

Item 11. EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation,” and “Director Compensation” in the Proxy Statement for the 2017 Annual Meeting of Shareholders of the Company is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		(b) Weighted-average exercise price of outstanding options, warrants, and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans:
Second Amended & Restated 2011 Stock Incentive Plan	667,048	shares	$	―	324,646	shares

Total	667,048	shares	$	―	324,646	shares

(1) Includes restricted shares that are issued and outstanding, but have not yet vested and are subject to forfeiture.

The term “shares” in the table above means our common shares.

The information concerning stock ownership by directors, executive officers and shareholders beneficially owning more than five percent of the Company’s common stock, which is set forth under the caption “Beneficial Ownership of Securities” in the Proxy Statement for the 2017 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning securities authorized for issuance under equity compensation plans required by this Item, pursuant to Item 201(d) of Regulation S-K, is incorporated by reference to the Company’s Proxy Statement under the heading “Equity Compensation Plans Information.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information with respect to certain transactions with management of the Company, which is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement for the 2017 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to certain principal accountant fees and services, which is set forth under the caption “Independent Registered Public Accounting Firm” in the Proxy Statement for the 2017 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) List of documents filed as part of this report:

1.

Financial statements: The Company’s consolidated financial statements and related notes thereto are hereby incorporated by reference to pages 24 to 48 of the Company’s Annual Report filed as Exhibit 13.1 to this Form 10-K.

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

11.1	Statement regarding computation of per share earnings (incorporated by reference to note 14 of the Notes to Consolidated Financial Statements contained herein).

13.1	Annual Report. FILED HEREWITH.

21.1	List of Subsidiaries. FILED HEREWITH.

23.1	Consent of Independent Registered Public Accounting Firm. FILED HEREWITH.

23.2	Consent of KPMG LLP. FILED HEREWITH.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended October 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of October 31, 2016 and 2015, (ii) Consolidated Statements of Operations for the years ended October 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the years ended October 31, 2016, 2015 and 2014, and (v) Notes to Consolidated Financial Statements. FILED HEREWITH.

_________________________

*	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTICAL CABLE CORPORATION

Date:	December 20, 2016	By:	/S/ NEIL D. WILKIN, JR.
Neil D. Wilkin, Jr. Chairman of the Board of Directors, President and Chief Executive Officer

Date:	December 20, 2016	By:	/S/ TRACY G. SMITH
Tracy G. Smith Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 20, 2016.

Date:	December 20, 2016	/S/ NEIL D. WILKIN, JR.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date:	December 20, 2016	/S/ RANDALL H. FRAZIER
Randall H. Frazier Director

Date:	December 20, 2016	/S/ JOHN M. HOLLAND
John M. Holland Director

Date:	December 20, 2016	/S/ JOHN A. NYGREN
John A. Nygren Director

Date:	December 20, 2016	/S/ CRAIG H. WEBER
Craig H. Weber Director

Date:	December 20, 2016	/S/ JOHN B. WILLIAMSON, III
John B. Williamson, III Director