Form 10-Q
period 2017-01-31
OPTICAL CABLE CORP
filed 2017-03-08
CIK 1000230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

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

As of March 3, 2017, 7,363,851 shares of the registrant’s Common Stock, no par value, were outstanding.

optical cable corporation

Form 10-Q Index

Three Months Ended January 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPTICAL CABLE CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	January 31,	October 31,
	2017	2016
Assets
Current assets:
Cash	$1,245,681	$1,879,064
Trade accounts receivable, net of allowance for doubtful accounts of $68,969 at January 31, 2017 and $74,266 at October 31, 2016	8,534,088	8,916,245
Other receivables	49,391	70,828
Inventories	16,041,350	15,023,966
Prepaid expenses	446,335	431,780
Total current assets	26,316,845	26,321,883
Property and equipment, net	12,898,307	13,399,158
Intangible assets, net	566,904	575,010
Other assets, net	334,216	369,737
Total assets	$40,116,272	$40,665,788
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$309,505	$294,214
Accounts payable and accrued expenses	3,068,143	2,636,420
Accrued compensation and payroll taxes	1,185,745	1,179,872
Income taxes payable	13,503	15,603
Total current liabilities	4,576,896	4,126,109
Note payable to bank	4,600,000	5,000,000
Long-term debt, excluding current installments	6,564,731	6,651,780
Other noncurrent liabilities	103,376	122,910
Total liabilities	15,845,003	15,900,799
Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 7,364,093 shares at January 31, 2017 and 7,081,159 shares at October 31, 2016	11,218,236	11,080,595
Retained earnings	13,053,033	13,684,394
Total shareholders’ equity	24,271,269	24,764,989
Commitments and contingencies
Total liabilities and shareholders’ equity	$40,116,272	$40,665,788

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	January 31,
	2017	2016
Net sales	$14,606,252	$14,047,890
Cost of goods sold	9,795,853	10,545,459

Gross profit	4,810,399	3,502,431

Selling, general and administrative expenses	5,192,648	5,087,481
Royalty expense, net	31,251	14,778
Amortization of intangible assets	5,829	3,282

Loss from operations	(419,329)	(1,603,110)

Other expense, net:
Interest expense	(147,813)	(157,814)
Other, net	(69,225)	17,603

Other expense, net	(217,038)	(140,211)

Loss before income taxes	(636,367)	(1,743,321)

Income tax expense (benefit)	(20,600)	23,872

Net loss	$(615,767)	$(1,767,193)

Net loss attributable to noncontrolling interest	—	(22,172)

Net loss attributable to OCC	$(615,767)	$(1,745,021)

Net loss attributable to OCC per share: Basic and diluted	$(0.09)	$(0.28)

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Three Months Ended January 31, 2017

				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2016	7,081,159	$11,080,595	$13,684,394	$24,764,989

Share-based compensation, net	287,743	137,641	—	137,641

Repurchase and retirement of common stock (at cost)	(4,809)	—	(15,594)	(15,594)

Net loss	—	—	(615,767)	(615,767)

Balances at January 31, 2017	7,364,093	$11,218,236	$13,053,033	$24,271,269

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	January 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(615,767)	$(1,767,193)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	506,342	499,185
Bad debt expense (recovery)	(568)	7,075
Share-based compensation expense	148,920	219,073
Impact of excess tax benefits from share-based compensation	—	131
(Gain) loss on sale of property and equipment	78,482	(4,490)
(Increase) decrease in:
Trade accounts receivable	382,725	1,603,238
Other receivables	21,437	91,454
Inventories	(1,017,384)	212,748
Prepaid expenses	(14,555)	33,534
Increase (decrease) in:
Accounts payable and accrued expenses	465,111	(288,394)
Accrued compensation and payroll taxes	5,873	(171,980)
Income taxes payable	(2,100)	22,523
Other noncurrent liabilities	(27,428)	(440,687)

Net cash provided by (used in) operating activities	(68,912)	16,217

Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(68,117)	(299,973)
Investment in intangible assets	2,277	(16,960)
Proceeds from sale of property and equipment	—	4,618

Net cash used in investing activities	(65,840)	(312,315)

Cash flows from financing activities:
Payroll taxes withheld and remitted on share-based payments	(11,279)	(16,283)
Principal payments on long-term debt and note payable to bank	(471,758)	(68,698)
Payments for financing costs	—	(21,856)
Repurchase of common stock	(15,594)	—
Impact of excess tax benefits from share-based compensation	—	(131)
Common stock dividends paid	—	(141,311)

Net cash used in financing activities	(498,631)	(248,279)

Net decrease in cash	(633,383)	(544,377)

Cash at beginning of period	1,879,064	1,083,072

Cash at end of period	$1,245,681	$538,695

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2017

(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2017 are not necessarily indicative of the results for the fiscal year ending October 31, 2017 because the following items, among other things, may impact those results: changes in market conditions, seasonality, changes in technology, competitive conditions, ability of management to execute its business plans, as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. In August 2015, the FASB issued Accounting Standards Update 2015-15, Interest - Imputed Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”) which clarified that entities may continue to defer and present debt issuance costs associated with a line-of-credit as an asset and subsequently amortize the deferred costs ratably over the term of the arrangement. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The new guidance must be applied retrospectively to all prior reporting periods presented.  The Company adopted ASU 2015-03 effective November 1, 2016. The adoption did not have a material impact on our results of operations, financial position or liquidity or our related financial statement disclosures.

In November 2015, the FASB issued Accounting Standards Update 2015-17, Income Taxes (“ASU 2015-17”). ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those periods, with early adoption permitted. The Company adopted ASU 2015-17 effective November 1, 2016. The adoption did not have a material impact on our results of operations, financial position or liquidity or our related financial statement disclosures.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2017

(Unaudited)

(2)	Stock Incentive Plans and Other Share-Based Compensation

As of January 31, 2017, there were approximately 37,000 remaining shares available for grant under the Optical Cable Corporation Second Amended and Restated 2011 Stock Incentive Plan.

Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations for the three months ended January 31, 2017 and 2016 was $148,920 and $219,073, respectively. Share-based compensation expense is entirely related to expense recognized in connection with the vesting of restricted stock awards or other stock awards.

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

During the three months ended January 31, 2017, restricted stock awards for employees under the Optical Cable Corporation Second Amended and Restated 2011 Stock Incentive Plan totaling 359,831 shares were approved by the Compensation Committee of the Board of Directors of the Company. All of the restricted shares granted are operational performance-based shares vesting over approximately five years beginning on January 31, 2018 based on the achievement of certain quantitative operational performance goals. The Company uses gross profit growth as its performance-based measure for restricted stock awards granted to employees.

Restricted stock award activity during the three months ended January 31, 2017 consisted of restricted stock grants totaling 359,831 shares, restricted shares forfeited totaling 68,636 and restricted shares withheld for taxes in connection with the vesting of restricted shares totaling 3,452. Employees and non-employee Directors have the option to surrender shares to pay for withholding tax obligations resulting from any vesting restricted shares, or to pay cash to the Company in the amount of the withholding taxes owed on the value of any vesting restricted shares in order to avoid surrendering shares.

As of January 31, 2017, the estimated amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will recognize over a 3.5 year weighted-average period is approximately $3.0 million.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2017

(Unaudited)

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the three months ended January 31, 2017 and 2016 follows:

	Three Months Ended
	January 31,
	2017	2016
Balance at beginning of period	$74,266	$63,011
Bad debt expense (recovery)	(568)	7,075
Losses charged to allowance	(4,729)	-
Balance at end of period	$68,969	$70,086

(4)	Inventories

Inventories as of January 31, 2017 and October 31, 2016 consist of the following:

	January 31,	October 31,
	2017	2016
Finished goods	$4,618,609	$4,657,779
Work in process	2,619,915	2,591,885
Raw materials	8,515,256	7,515,717
Production supplies	287,570	258,585
Total	$16,041,350	$15,023,966

(5)	Product Warranties

As of January 31, 2017 and October 31, 2016, the Company’s accrual for estimated product warranty claims totaled $85,000 and $70,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense for the three months ended January 31, 2017 and 2016 totaled $47,855 and $12,730, respectively.

The following table summarizes the changes in the Company’s accrual for product warranties during the three months ended January 31, 2017 and 2016:

	Three Months Ended
	January 31,
	2017	2016
Balance at beginning of period	$70,000	$130,000
Liabilities accrued for warranties issued during the period	71,161	73,968
Warranty claims and costs paid during the period	(32,855)	(52,730)
Changes in liability for pre-existing warranties during the period	(23,306)	(61,238)
Balance at end of period	$85,000	$90,000

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2017

(Unaudited)

(6)	Long-term Debt and Note Payable to Bank

The Company has credit facilities consisting of a real estate term loan, as amended and restated (the “Virginia Real Estate Loan”), a supplemental real estate term loan, as amended and restated (the “North Carolina Real Estate Loan”) and a revolving credit note.

On December 21, 2016, the Company entered into a Loan Modification Agreement (the “Agreement”) with Bank of North Carolina (“BNC”) to modify the Credit Agreement dated April 26, 2016 entered into between the Company and BNC, the Revolving Credit Note dated April 26, 2016 payable by the Company to BNC and the term loans dated April 26, 2016 payable by the Company to BNC.

The Agreement with BNC lowered the interest rate of the Virginia Real Estate Loan and the North Carolina Real Estate Loan to 3.75% effective January 1, 2017 and resulted in lower monthly installment payments. The real estate loans continue to be secured by a first priority lien on all of the Company’s personal property and assets, all money, goods, machinery, equipment, fixtures, inventory, accounts, chattel paper, letter of credit rights, deposit accounts, commercial tort claims, documents, instruments, investment property and general intangibles now owned or hereafter acquired by the Company and wherever located, as well as a first lien deed of trust on the Company’s real property.

Long-term debt as of January 31, 2017 and October 31, 2015 consists of the following:

	January 31,	October 31,
	2017	2016
Virginia Real Estate Loan ($6.5 million original principal) payable in monthly installments of $35,045, including interest (at 3.75%), with final payment of $4,855,818 due April 30, 2018	$5,112,418	$5,165,785
North Carolina Real Estate Loan ($2.24 million original principal) payable in monthly installments of $12,077, including interest (at 3.75%), with final payment of $1,673,389 due April 30, 2018	1,761,818	1,780,209
Total long-term debt	6,874,236	6,945,994
Less current installments	309,505	294,214
Long-term debt, excluding current installments	$6,564,731	$6,651,780

The Revolving Credit Note (“Revolver”) with BNC provides the Company with a $7.0 million revolving line of credit (“Revolving Loan”) for the working capital needs of the Company. Under the Agreement and Revolver, BNC provides the Company with one or more revolving loans in a collective maximum principal amount of $7.0 million. The Company may borrow, repay, and reborrow at any time or from time to time while the Revolving Loan is in effect.

The Agreement with BNC also resulted in the lowering of the applicable margin in the Revolving Credit Note and established a floor on the interest rate for the Revolving Credit Note such that the LIBOR Adjusted rate will never be less than 2.50% per annum. The Revolving Loan accrues interest at adjusted LIBOR plus 2.50% (resulting in a 3.16% rate at January 31, 2017). The Revolving Loan is payable in monthly payments of interest only with principal and any outstanding interest due and payable at maturity.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2017

(Unaudited)

On February 28, 2017, subsequent to the Company’s fiscal first quarter, the Company entered into a Second Loan Modification Agreement (the “Modification Agreement”) extending the maturity date of the Revolver to March 31, 2019, and removing certain previously existing provisions of the Revolving Loan that required reductions in availability originally contemplated to occur on February 28, 2017 and 2018. As a result, the collective maximum principal amount of the Revolving Loan will remain at $7.0 million. All other terms of the Revolving Loan remain unaltered and remain in full force and effect. Within the revolving loan limit of the Revolving Loan and the Modification Agreement, the Company may borrow, repay, and reborrow, at any time or from time to time until March 31, 2019.

The Revolving Loan continues to be secured by a perfected first lien security interest on all assets, including but not limited to, accounts, as-extracted collateral, chattel paper, commodity accounts, commodity contracts, deposit accounts, documents, equipment, fixtures, furniture, general intangibles, goods, instruments, inventory, investment property, letter of credit rights, payment intangibles, promissory notes, software and general tangible and intangible assets owned now or later acquired. The Revolving Loan is also cross-collateralized with the Company’s real property.

As of January 31, 2017, the Company had $4.6 million of outstanding borrowings on its Revolving Loan and $2.4 million in available credit. As of October 31, 2016, the Company had outstanding borrowings of $5.0 million on its Commercial Loan and $2.0 million in available credit.

(7)	Fair Value Measurements

The carrying amounts reported in the condensed consolidated balance sheets as of January 31, 2017 and October 31, 2016 for cash, trade accounts receivable, other receivables and accounts payable and accrued expenses, including accrued compensation and payroll taxes, approximate fair value because of the short maturity of these instruments. The carrying values of the Company’s note payable to bank and long-term debt approximate fair value based on similar long-term debt issues available to the Company as of January 31, 2017 and October 31, 2016. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2017

(Unaudited)

The following is a reconciliation of the numerators and denominators of the net loss per share computations for the periods presented:

	Three months ended January 31,
	2017	2016
Net loss attributable to OCC (numerator)	$(615,767)	$(1,745,021)

Shares (denominator)	6,486,739	6,260,676

Basic and diluted net loss per share	$(0.09)	$(0.28)

Weighted average unvested shares for the three months ended January 31, 2017 and 2016 totaling 623,415 and 798,872, respectively, while issued and outstanding, were not included in the computation of basic and diluted net loss per share for the three months ended January 31, 2017 and 2016 (because to include such shares would have been antidilutive, or in other words, to do so would have reduced the net loss per share for those periods).

(9)	Segment Information and Business and Credit Concentrations

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of January 31, 2017 and October 31, 2016 have been adequately provided for in the condensed consolidated financial statements.

For the three months ended January 31, 2017, 16.5% of consolidated net sales were attributable to one customer. For the three months ended January 31, 2016, 11.9% of consolidated net sales were attributable to the same customer.

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

Three Months Ended January 31, 2017

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that expands disclosure requirements and requires an entity to recognize revenue when promised goods or services are transferred to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”) which defers the effective date of the new revenue recognition standard by one year. Under ASU 2015-14, the new revenue recognition standard is effective for the Company beginning in fiscal year 2019. The FASB has also issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2016-20 all of which clarify certain implementation guidance within ASU 2014-09. The Company is currently evaluating the impact of the adoption of this guidance on the Company's results of operations, financial position and liquidity and its related financial statement disclosures.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires the recognition of a separate lease liability representing the required lease payments over the lease term and a separate lease asset representing the right to use the underlying asset during the same lease term. Additionally, this ASU provides clarification regarding the identification of certain components of contracts that would represent a lease as well as requires additional disclosures to the notes of the financial statements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period with early adoption permitted. The adoption of ASU 2016-02 is not expected to have a material impact on the Company’s results of operations, financial position or liquidity or its related financial statement disclosures.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2017

(Unaudited)

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. The adoption of ASU 2016-09 is not expected to have a material impact on the Company’s results of operations, financial position or liquidity or its related financial statement disclosures.

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15   provides guidance related to the classification of certain cash receipts and cash payments on the statement of cash flows. The pronouncement provides clarification guidance on eight specific cash flow presentation issues that have developed due to diversity in practice. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The adoption of ASU 2016-15 is not expected to have a material impact on the Company's results of operations, financial position or liquidity or its related financial statement disclosures.

In October 2016, the FASB issued Accounting Standards Update 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset (with the exception of inventory) when the transfer occurs.  Under current GAAP, entities are prohibited from recognizing current and deferred income taxes for an intra-entity transfer until the asset is sold to a third party.  Examples of assets that would be affected by the new guidance are intellectual property and property, plant and equipment.  ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The adoption of ASU 2016-16 is not expected to have a material impact on the Company's results of operations, financial position or liquidity or its related financial statement disclosures.

There are no other new accounting standards issued, but not yet adopted by the Company, which are expected to materially impact the Company’s financial position, operating results or financial statement disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to known and unknown variables, uncertainties, contingencies and risks that may cause actual events or results to differ materially from our expectations. Such known and unknown variables, uncertainties, contingencies and risks (collectively, “factors”) may also adversely affect Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”), the Company’s future results of operations and future financial condition, and/or the future equity value of the Company. Factors that could cause or contribute to such differences from our expectations or that could adversely affect the Company include, but are not limited to: the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate and/or government spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber, copper, gold and other precious metals, plastics and other materials); fluctuations in transportation costs; our dependence on customized equipment for the manufacture of certain of our products in certain production facilities; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing in one or more of the markets in which we participate, including the impact of increased competition; our dependence on a limited number of suppliers; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in regulatory reviews and audits and potential regulatory reviews and audits; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences for competing technologies relative to our product offering; economic conditions that affect the telecommunications sector, the data communications sector, certain technology sectors and/or certain industry market sectors (for example, mining, oil & gas, military and wireless carrier industry market sectors); economic conditions that affect U.S. based manufacturers; economic conditions or changes in relative currency strengths (for example, the strengthening of the U.S. dollar relative to certain foreign currencies) that affect certain geographic markets, the relative costs of U.S. products exported, and/or the economy as a whole; changes in demand for our products from certain competitors for which we provide private label connectivity products; changes in the mix of products sold during any given period (due to, among other things, seasonality or strength or weaknesses in particular markets in which we participate) which may impact gross profits and gross profit margins or net sales; variations in orders and production volumes of hybrid cables (fiber and copper) with high copper content, which tend to have lower gross profit margins; variations resulting from high volatility, large sales orders and high sales concentration among a limited number of customers in the wireless carrier market; terrorist attacks or acts of war, and any current or potential future military conflicts; changes in the level of military spending or other spending by the United States government, including, but not limited to reductions in government spending due to automatic budget cuts or sequestration; ability to recruit and retain key personnel; poor labor relations; the impact of changes in accounting policies and related costs of compliance, including changes by the Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board (“PCAOB”), the Financial Accounting Standards Board (“FASB”), and/or the International Accounting Standards Board (“IASB”); our ability to continue to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; the impact of changes and potential changes in federal laws and regulations adversely affecting our business and/or which result in increases in our direct and indirect costs, including our direct and indirect costs of compliance with such laws and regulations; the impact of the Patient Protection and Affordable Care Act of 2010, the Health Care and Education Reconciliation Act of 2010, and any revisions to those acts that apply to us and the related legislation and regulation associated with those acts, which directly or indirectly result in increases to our costs; the impact of changes in state or federal tax laws and regulations increasing our costs and/or impacting the net return to investors owning our shares; any changes in the status of our compliance with financial debt covenants with our lender; our ability to maintain and/or secure debt financing and/or equity financing to adequately finance our ongoing operations; the impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, making investments in or with, and/or acquiring parties that compete with and/or have conflicts with our customers; voluntary or involuntary delisting of the Company’s common stock from any exchange on which it is traded; the deregistration by the Company from SEC reporting requirements, as a result of the small number of holders of the Company’s common stock; a continued suspension of dividends declared to shareholders due to inadequate or alternative uses of cash on hand; adverse reactions by customers, vendors or other service providers to unsolicited proposals regarding the ownership or management of the Company; the additional costs of considering, responding to and possibly defending our position on unsolicited proposals regarding the ownership or management of the Company; impact of weather or natural disasters in the areas of the world in which we operate, market our products and/or acquire raw materials; an increase in the number of shares of the Company’s common stock issued and outstanding; further economic downturns generally and/or in one or more of the markets in which we operate; changes in market demand, exchange rates, productivity, market dynamics, market confidence, macroeconomic and/or other economic conditions in the areas of the world in which we operate and market our products; and our success in managing the risks involved in the foregoing.

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

OCC’s wholly owned subsidiary Centric Solutions LLC (“Centric Solutions”) provides turnkey cabling and connectivity solutions for the datacenter market. Centric Solutions operates and goes to market independently from Optical Cable Corporation; however, in some cases, Centric Solutions may offer products from OCC’s product offering. Centric Solutions’ business is located at OCC’s facility near Dallas, Texas.

Optical Cable Corporation, OCC®, Procyon®, Procyon Blade™, Superior Modular Products™, SMP Data Communications™, Applied Optical Systems™, Centric Solutions™ and associated logos are trademarks of Optical Cable Corporation.

Summary of Company Performance for First Quarter of Fiscal Year 2017

●	Consolidated net sales for the first quarter of fiscal year 2017 were $14.6 million, an increase of 4.0% compared to net sales of $14.0 million for the first quarter of fiscal year 2016.

●	Gross profit increased 37.3% to $4.8 million in the first quarter of fiscal year 2017, compared to $3.5 million for the first quarter of fiscal year 2016.

●	Gross profit margin (gross profit as a percentage of net sales) was 32.9% during the first quarter of fiscal year 2017, compared to 24.9% for the same period last year.

●	Net loss was $616,000, or $0.09 per share, during the first quarter of fiscal year 2017, compared to a net loss of $1.7 million, or $0.28 per share, for the comparable period last year.

●	The balance on our revolving credit facility at the end of the first quarter of fiscal year 2017 was $4.6 million, having not borrowed on the revolver since August 2015.

Results of Operations

We sell our products internationally and domestically through our sales force to our customers, which include major distributors, various regional and smaller distributors, original equipment manufacturers and value-added resellers. All of our sales to customers outside of the United States are denominated in U.S. dollars. We can experience fluctuations in the percentage of net sales to customers outside of the United States and in the United States from period to period based on the timing of large orders, coupled with the impact of increases and decreases in sales to customers in various regions of the world. Sales outside of the U.S. can also be impacted by fluctuations in the exchange rate of the U.S. dollar compared to other currencies.

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

Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may vary based on changes in product mix. To the extent not negatively impacted by product mix, gross profit margins tend to be higher when we achieve higher net sales levels, as certain fixed manufacturing costs are spread over higher sales. Hybrid cables (fiber and copper) with higher copper content tend to have lower gross profit margins.

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

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended
	January 31,		Percent
	2017	2016	Change
Net sales	$14,606,000	$14,048,000	4.0%
Gross profit	4,810,000	3,502,000	37.3%
SG&A expenses	5,193,000	5,087,000	2.1%
Net loss attributable to OCC	(616,000)	(1,745,000)	64.7%

Three Months Ended January 31, 2017 and 2016

Net Sales

Consolidated net sales for the first quarter of fiscal year 2017 increased 4.0% to $14.6 million compared to net sales of $14.0 million for the same period last year. We experienced an increase in net sales in our enterprise markets in the first quarter of fiscal year 2017 compared to the same period last year, but this increase was partially offset by a decrease in net sales in our specialty markets.

Net sales to customers in the United States increased 10.8% in the first quarter of fiscal year 2017, compared to the same period last year as a result of increases in sales through distribution channels. Net sales to customers outside of the United States decreased 17.4% compared to the same period last year. Net sales outside the U.S. continue to be negatively impacted by a strong U.S. dollar relative to other currencies, particularly in certain geographic regions.

Gross Profit

Our gross profit was $4.8 million in the first quarter of fiscal year 2017, an increase of 37.3% compared to gross profit of $3.5 million in the first quarter of fiscal year 2016. Gross profit margin, or gross profit as a percentage of net sales, increased to 32.9% in the first quarter of fiscal year 2017 compared to 24.9% in the first quarter of fiscal year 2016.

Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis. Gross profit margin in the first quarter of fiscal year 2017 was positively impacted primarily due to a shift in product mix toward the sale of certain higher margin products in the first quarter of fiscal year 2017 compared to the first quarter of fiscal year 2016.

Selling, General, and Administrative Expenses

SG&A expenses increased 2.1% to $5.2 million during the first quarter of fiscal year 2017, compared to $5.1 million for the same period last year. SG&A expenses as a percentage of net sales were 35.6% in the first quarter of fiscal year 2017, compared to 36.2% in the first quarter of fiscal year 2016.

The increase in SG&A expenses during the first quarter of fiscal year 2017 compared to the same period last year was primarily the result of increased legal fees totaling $125,000 primarily related to legal action undertaken by the Company, partially offset by a decrease of $48,000 associated with Centric Solutions.

On November 30, 2015, Centric Solutions’ operating lease expired, and Centric Solutions began sharing office and manufacturing space with OCC in our facility near Dallas, Texas. In connection with the move, certain positions were also eliminated. As a result, both reduced employee related costs and reduced rent expense contributed to the decrease in SG&A expenses of Centric Solutions when comparing the first quarter of fiscal year 2017 to the same period in fiscal year 2016.

Royalty Expense, Net

We recognized royalty expense, net of royalty income, totaling $31,000 during the first quarter of fiscal year 2017, compared to $15,000 during the same period last year. We expect the trend of royalty expense largely or completely offsetting royalty income to continue in fiscal year 2017 as a result of the decline in royalty income due to the expiration of patents for licensed products.

Amortization of Intangible Assets

We recognized $6,000 of amortization expense, associated with intangible assets, during the first quarter of fiscal year 2017, compared to $3,000 during the first quarter of fiscal year 2016.

Other Expense, Net

We recognized other expense, net in the first quarter of fiscal year 2017 of $217,000 compared to $140,000 in the first quarter of fiscal year 2016. Other expense, net is comprised primarily of interest expense together with other miscellaneous items which may fluctuate from period to period.

Loss Before Income Taxes

We reported a loss before income taxes of $636,000 for the first quarter of fiscal year 2017, compared to $1.7 million for the first quarter of fiscal year 2016. The decrease was primarily due to the increase in gross profit of $1.3 million, partially offset by the increase in SG&A expenses of $105,000, compared to the same period in 2016.

Income Tax Expense (Benefit)

Income tax benefit totaled $21,000 in the first quarter of fiscal year 2017, compared to income tax expense of $24,000 for the same period in fiscal year 2016. Our effective tax rate for the first quarter of fiscal year 2017 was 3.24% compared to negative 1.4% for the first quarter of fiscal year 2016.

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

During fiscal year 2015, we established a $2.4 million valuation allowance against all of our net deferred tax assets. As a result of establishing a full valuation allowance against our net deferred tax assets, if we generate sufficient taxable income in subsequent periods to realize a portion or all of our net deferred tax assets, our effective income tax rate could be unusually low due to the tax benefit attributable to the necessary decrease in our valuation allowance. Further, if we generate losses before taxes in subsequent periods, as we did in the first quarter of fiscal year 2017, our effective income tax rate could also be unusually low as any increase in our net deferred tax asset from such a net operating loss for tax purposes would be offset by a corresponding increase to our valuation allowance against our net deferred tax assets.

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

Net Loss

Net loss attributable to OCC for the first quarter of fiscal year 2017 was $616,000 compared to a net loss attributable to OCC of $1.7 million for the first quarter of fiscal year 2016. This decrease was primarily due to the decrease in net loss before taxes of $1.1 million and the increase in income tax benefit of $44,000, in the first quarter of fiscal year 2017, compared to the same period in fiscal year 2016.

Financial Condition

Total assets decreased $550,000, or 1.4%, to $40.1 million at January 31, 2017, from $40.7 million at October 31, 2016. This decrease was primarily due to a $633,000 decrease in cash, a $382,000 decrease in trade accounts receivable, net and a $501,000 decrease in property and equipment, net partially offset by a $1.0 million increase in inventories, largely the result of the replenishment of stock inventory to previous levels and the timing of certain raw material purchases. Further detail regarding the decrease in cash is provided in our discussion of “Liquidity and Capital Resources”. The decrease in trade accounts receivable, net largely resulted from the decrease in net sales in the first quarter of fiscal year 2017 when compared to the fourth quarter of fiscal year 2016 and the timing of collections. Property and equipment, net decreased primarily due to planned capital retirements and continuing depreciation, partially offset by capital expenditures.

Total liabilities decreased $56,000, or less than 1.0%, to $15.8 million at January 31, 2017, from $15.9 million at October 31, 2016. The decrease in total liabilities was primarily due to a $400,000 decrease in note payable to bank under our revolving credit facility and principal payments on long-term debt of $72,000, partially offset by an increase in accounts payable and accrued expenses totaling $432,000 primarily due to the timing of vendor payments.

Total shareholders’ equity attributable to OCC at January 31, 2017 decreased $494,000 in the first quarter of fiscal year 2017. The decrease resulted primarily from the net loss of $616,000, partially offset by share-based compensation, net of $138,000.

Liquidity and Capital Resources

Our primary capital needs during the first quarter of fiscal year 2017 have been to fund working capital requirements and capital expenditures, and to partially repay the outstanding balance on our revolving credit facility. Our primary source of capital for these purposes has been existing cash and cash provided by operations.

Our cash totaled $1.2 million as of January 31, 2017, a decrease of $633,000, compared to $1.9 million as of October 31, 2016. The decrease in cash for the three months ended January 31, 2017 primarily resulted from cash used in operating activities of $69,000, capital expenditures totaling $68,000 and net cash used in financing activities totaling $499,000.

On January 31, 2017, we had working capital of $21.7 million compared to $22.2 million on October 31, 2016. The ratio of current assets to current liabilities as of January 31, 2017 was 5.7 to 1 compared to 6.4 to 1 as of October 31, 2016. The decrease in working capital and in the current ratio was primarily due to the $633,000 decrease in cash, the $382,000 decrease in accounts receivable, net and the $432,000 increase in accounts payable and accrued expenses, partially offset by the $1.0 million increase in inventories.

As of January 31, 2017 and October 31, 2016, we had outstanding loan balances under our revolving credit facilities totaling $4.6 million and $5.0 million, respectively. As of January 31, 2017 and October 31, 2016, we had outstanding loan balances, excluding our revolving credit facility, totaling $6.9 million.

Net Cash

Net cash used in operating activities was $69,000 in the first quarter of fiscal year 2017, compared to net cash provided by operating activities of $16,000 in the first quarter of fiscal year 2016. Net cash used in operating activities during the first quarter of fiscal year 2017 primarily resulted from an increase in inventories totaling $1.0 million, partially offset by certain adjustments to reconcile a net loss of $616,000 to net cash used in operating activities including depreciation, amortization and accretion of $506,000 and share-based compensation expense of $149,000. Additionally, the cash flow impact of decreases in accounts receivable, net of $383,000 and the cash flow impact of increases in accounts payable and accrued expense of $465,111 further contributed to offset net cash used in operating activities.

Net cash provided by operating activities during the first quarter of fiscal year 2016 primarily resulted from certain adjustments to reconcile a net loss of $1.8 million to net cash provided by operating activities including depreciation, amortization and accretion of $499,000 and share-based compensation expense of $219,000. Additionally, the cash flow impact of decreases in accounts receivable, net of $1.6 million and the decrease in inventories of $213,000 further contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by the cash flow impact of decreases in accounts payable and accrued expenses, including accrued compensation and payroll taxes, of $420,000.

Net cash used in investing activities totaled $66,000 in the first quarter of fiscal year 2017, compared to $312,000 in the first quarter of fiscal year 2016. Net cash used in investing activities during the first quarter of fiscal years 2017 and 2016 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment.

Net cash used in financing activities totaled $499,000 in the first quarter of fiscal year 2017, compared to $248,000 in the first quarter of fiscal year 2016. Net cash used in financing activities in the first quarter of fiscal year 2017 resulted primarily from repayments on the revolving credit facility totaling $400,000. Net cash used in financing activities in the first quarter of fiscal year 2016 resulted primarily from the $141,000 payment of dividends previously declared.

We have a plan (the “Repurchase Plan”), approved by our Board of Directors on July 14, 2015, to purchase and retire up to 400,000 shares of our common stock, or approximately 6.0% of the shares then outstanding. We anticipate that the purchases will be made over a 24- to 36-month period, but there is no definite time period for repurchase. As of January 31, 2017, we had 398,400 shares remaining to purchase under this Repurchase Plan.

We have repurchased outstanding common stock outside of the Repurchase Plan directly from certain shareholders and through an odd lot repurchase offer. During the first quarter of fiscal year 2017, we repurchased and retired a total of 4,809 shares for $16,000, outside of the Repurchase Plan.

Credit Facilities

We have credit facilities consisting of a real estate term loan, as amended and restated (the “Virginia Real Estate Loan”), a supplemental real estate term loan, as amended and restated (the “North Carolina Real Estate Loan”) and a revolving credit facility.

On December 21, 2016, we entered into a Loan Modification Agreement (the “Agreement”) with Bank of North Carolina (“BNC”) to modify the Credit Agreement dated April 26, 2016 entered into between the Company and BNC, the Revolving Credit Note dated April 26, 2016 payable by the Company to BNC and the term loans dated April 26, 2016 payable by the Company to BNC.

The Agreement with BNC lowered the interest rate of the Virginia Real Estate Loan and the North Carolina Real Estate Loan to 3.75% effective January 1, 2017 and resulted in lower monthly installment payments. The real estate term loans continue to be secured by a first priority lien on all of our personal property and assets, all money, goods, machinery, equipment, fixtures, inventory, accounts, chattel paper, letter of credit rights, deposit accounts, commercial tort claims, documents, instruments, investment property and general intangibles now owned or hereafter acquired by us and wherever located, as well as a first lien deed of trust on the Company’s real property.

Our Revolving Credit Note (“Revolver”) with BNC provides the Company with a $7.0 million revolving line of credit (“Revolving Loan”) for our working capital needs. Under the Revolver, BNC provides us with one or more revolving loans in a collective maximum principal amount of $7.0 million. We may borrow, repay, and reborrow at any time or from time to time while the Revolving Loan is in effect.

The Agreement with BNC also resulted in the lowering of the applicable margin in the Revolving Credit Note and established a floor on the interest rate for the Revolving Credit Note such that the LIBOR Adjusted rate will never be less than 2.50% per annum. The Revolving Loan accrues interest at adjusted LIBOR plus 2.50% (resulting in a 3.16% rate at January 31, 2017). The Revolving Loan is payable in monthly payments of interest only with principal and any outstanding interest due and payable at maturity.

On February 28, 2017, subsequent to our fiscal first quarter, we entered into a Second Loan Modification Agreement (“Modification Agreement”) extending the maturity date of the Revolver to March 31, 2019, and removing certain previously existing provisions of the Revolving Loan that required reductions in availability originally contemplated to occur on February 28, 2017 and 2018. As a result, the collective maximum principal amount of the Revolving Loan will remain at $7.0 million. All other terms of the Revolving Loan remain unaltered and remain in full force and effect. Within the revolving loan limit of the Revolving Loan and the Modification Agreement, we may borrow, repay, and reborrow, at any time or from time to time until March 31, 2019.

The Revolving Loan continues to be secured by a perfected first lien security interest on all assets, including but not limited to, accounts, as-extracted collateral, chattel paper, commodity accounts, commodity contracts, deposit accounts, documents, equipment, fixtures, furniture, general intangibles, goods, instruments, inventory, investment property, letter of credit rights, payment intangibles, promissory notes, software and general tangible and intangible assets owned now or later acquired. The Revolving Loan is also cross-collateralized with our real property.

As of January 31, 2017, we had $4.6 million of outstanding borrowings on our Revolving Loan and $2.4 million in available credit.

Capital Expenditures

We did not have any material commitments for capital expenditures as of January 31, 2017. During our 2017 fiscal year budgeting process, we included an estimate for capital expenditures of $2.0 million for the year. These expenditures will be funded out of our working capital or borrowings under our credit facilities. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Historically, we have spent less than our budgeted capital expenditures in most fiscal years.

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

Seasonality

We typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year, which we believe may be partially due to the construction cycles, buying patterns and budgetary considerations of our customers. Our trend for the last three fiscal years has been that an average of approximately 47%, 49% and 44% of our net sales occurred during the first half of fiscal years 2016, 2015 and 2014, respectively, and an average of approximately 53%, 51% and 56% of our net sales occurred during the second half of fiscal years 2016, 2015 and 2014, respectively.

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

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2016 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2016 Form 10-K did not change during the period from November 1, 2016 through January 31, 2017.

New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that expands disclosure requirements and requires an entity to recognize revenue when promised goods or services are transferred to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”) which defers the effective date of the new revenue recognition standard by one year. Under ASU 2015-14, the new revenue recognition standard is effective for the Company beginning in fiscal year 2019. In March 2016, the FASB issued Accounting Standards Update 2016-08, Revenue from Contracts with Customers (Topic 606) Principle versus Agent Considerations, (“ASU 2016-08”). ASU 2016-08 clarifies the implementation guidance on principal-versus-agent considerations. In April 2016, the FASB issued Accounting Standards Update 2016-10, Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing (“ASU 2016-10”). ASU 2016-10 clarifies two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.  In May 2016, the FASB issued Accounting Standards Update 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The amendments in ASU 2016-12 address the areas of collectability, presentation of sales tax and other similar taxes collected from customers, noncash consideration, contract modifications and completed contracts at transition. The update also amends the disclosure requirements within ASU 2014-09 for entities that retrospectively apply the guidance. The amendments in ASU 2016-08, ASU 2016-10 and ASU 2016-12 are effective in conjunction with ASU 2015-14. We are currently evaluating the impact of the adoption of this guidance on our results of operations, financial position and liquidity and our related financial statement disclosures.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires the recognition of a separate lease liability representing the required lease payments over the lease term and a separate lease asset representing the right to use the underlying asset during the same lease term. Additionally, this ASU provides clarification regarding the identification of certain components of contracts that would represent a lease as well as requires additional disclosures to the notes of the financial statements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period with early adoption permitted. The adoption of ASU 2016-02 is not expected to have a material impact on our results of operations, financial position or liquidity or our related financial statement disclosures.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. The adoption of ASU 2016-09 is not expected to have a material impact on our results of operations, financial position or liquidity or our related financial statement disclosures.

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance related to the classification of certain cash receipts and cash payments on the statement of cash flows. The pronouncement provides clarification guidance on eight specific cash flow presentation issues that have developed due to diversity in practice. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The adoption of ASU 2016-15 is not expected to have a material impact on our results of operations, financial position or liquidity or our related financial statement disclosures.

In October 2016, the FASB issued Accounting Standards Update 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset (with the exception of inventory) when the transfer occurs.  Under current GAAP, entities are prohibited from recognizing current and deferred income taxes for an intra-entity transfer until the asset is sold to a third party.  Examples of assets that would be affected by the new guidance are intellectual property and property, plant and equipment.  ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The adoption of ASU 2016-16 is not expected to have a material impact on our results of operations, financial position or liquidity or our related financial statement disclosures.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2017. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2017, and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended January 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATIOn

Item 1. Legal Proceedings

On May 31, 2016, G. Thomas Hazelton, Jr. was terminated by Applied Optical Systems, Inc., a wholly owned subsidiary of OCC (“AOS”) for Cause as defined both in his employment agreement dated October 31, 2009 (the “Employment Agreement”) and also in the Stock Purchase Agreement (“SPA”) dated October 31, 2009 by and among OCC, as buyer, and G. Thomas Hazelton, Jr. (“Hazelton”) and Daniel Roehrs (“Roehrs”), as sellers.

OCC acquired AOS from Hazelton and Roehrs pursuant to the terms of the SPA. In addition to its claims under the Employment Agreement, OCC also has asserted claims of indemnification against Hazelton under the SPA related to alleged unlawful actions by Hazelton and Roehrs.

As a result, OCC has not paid Hazelton any severance compensation and did not pay Hazelton any of the minimum earn out amount (a maximum amount of $470,665 payable on January 31, 2017 under the terms of the SPA) that otherwise would have been owed to Hazelton, but for Hazelton’s termination for Cause and OCC’s indemnification claims under the SPA.

As a result of this dispute, OCC and AOS filed suit against Hazelton on September 9, 2016 in state court in Roanoke City, Virginia.  Hazelton has filed suit against OCC and AOS on September 7, 2016 in state court in Collin County, Texas.

Additionally, OCC, AOS, and Centric Solutions LLC, a wholly owned subsidiary of OCC (“Centric Solutions”) have filed suit against Roehrs, William DiBella (“DiBella”) (a former employee of Centric Solutions), and Rosenberger CDS, LLC and Rosenberger North America (together, “Rosenberger”) on September 20, 2016 in state court in Roanoke County, Virginia, in connection with related alleged unlawful actions by Roehrs, DiBella and Rosenberger. On February 10, 2017, subsequent to the Company’s fiscal first quarter, the judge in state court in Roanoke County, Virginia ruled that the Virginia court lacked personal jurisdiction over Rosenberger and dismissed the claims against Rosenberger without prejudice. This ruling does not address the merits of OCC’s claims against Rosenberger and OCC is considering refiling its complaint against Rosenberger in state court in Texas. This ruling does not affect OCC’s claims against Roehrs and DiBella which remain pending in state court in Virginia.

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

OPTICAL CABLE CORPORATION (Registrant)

Date: March 8, 2017	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: March 8, 2017	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

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

4.13

Fourth Loan Modification Agreement dated July 25, 2011 by and between Optical Cable Corporation, for itself and as successor by merger to Superior Modular Products Incorporated, and Valley Bank (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated July 26, 2011).

4.14

Fifth Loan Modification Agreement dated August 31, 2012 by and between Optical Cable Corporation, for itself and as successor by merger to Superior Modular Products Incorporated, and Valley Bank (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 31, 2012).

4.15

Sixth Loan Modification Agreement dated August 30, 2013 by and between Optical Cable Corporation, for itself and as successor by merger to Superior Modular Products Incorporated, and Valley Bank (incorporated herein by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K dated September 3, 2013).

4.16

Seventh Loan Modification Agreement dated January 25, 2016, by and between Optical Cable Corporation, for itself and as successor by merger to Superior Modular Products Incorporated, and BNC Bancorp, successor in interest to Valley Bank (incorporated herein by reference to Exhibit 4.23 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2015 filed January 28, 2016).

4.17

Credit Agreement dated April 26, 2016 by and between Optical Cable Corporation as borrower and Bank of North Carolina as lender in the amount of $7,000,000 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed May 3, 2016).

4.18

Revolving Credit Note in the amount of $7,000,000 by Optical Cable Corporation dated April 26, 2016 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K/A filed May 3, 2016).

4.19

Term Loan A Note in the amount of $1,816,609 by Optical Cable Corporation dated April 26, 2016 (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K/A filed May 3, 2016).

4.20

Term Loan B Note in the amount of $5,271,411 by Optical Cable Corporation dated April 26, 2016 (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K/A filed May 3, 2016).

4.21

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

4.22

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

4.23

Security Agreement dated April 26, 2016 between Optical Cable Corporation and Bank of North Carolina (incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K/A filed May 3, 2016).

4.24

Loan Modification Agreement dated December 21, 2016 between Optical Cable Corporation and Bank of North Carolina (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 21, 2016).

4.25

Second Loan Modification Agreement dated February 28, 2017 by and between Optical Cable Corporation and Bank of North Carolina (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 2, 2017).

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at January 31, 2017 and October 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three months ended January 31, 2017 and 2016, (iii) Condensed Consolidated Statement of Shareholders’ Equity for the three months ended January 31, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2017 and 2016, and (v) Condensed Notes to Condensed Consolidated Financial Statements. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.