Form 10-Q
period 2017-04-30
OPTICAL CABLE CORP
filed 2017-06-13
CIK 1000230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. (See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer ☐    Accelerated Filer ☐    Non-accelerated Filer ☐     Smaller Reporting Company ☒

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of June 9, 2017, 7,365,036 shares of the registrant’s Common Stock, no par value, were outstanding.

optical cable corporation

Form 10-Q Index

Six Months Ended April 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPTICAL CABLE CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	April 30,	October 31,
	2017	2016
Assets
Current assets:
Cash	$797,027	$1,879,064
Trade accounts receivable, net of allowance for doubtful accounts of $80,706 at April 30, 2017 and $74,266 at October 31, 2016	9,503,970	8,916,245
Other receivables	33,316	70,828
Inventories	17,539,699	15,023,966
Prepaid expenses	557,012	431,780
Total current assets	28,431,024	26,321,883
Property and equipment, net	12,601,783	13,399,158
Intangible assets, net	585,881	575,010
Other assets, net	369,280	369,737
Total assets	$41,987,968	$40,665,788
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$251,216	$294,214
Accounts payable and accrued expenses	4,529,856	2,636,420
Accrued compensation and payroll taxes	1,354,958	1,179,872
Income taxes payable	21,315	15,603
Total current liabilities	6,157,345	4,126,109
Note payable to bank	4,900,000	5,000,000
Long-term debt, excluding current installments	6,545,863	6,651,780
Other noncurrent liabilities	154,975	122,910
Total liabilities	17,758,183	15,900,799
Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 7,365,036 shares at April 30, 2017 and 7,081,159 shares at October 31, 2016	11,416,793	11,080,595
Retained earnings	12,812,992	13,684,394
Total shareholders’ equity	24,229,785	24,764,989
Commitments and contingencies
Total liabilities and shareholders’ equity	$41,987,968	$40,665,788

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
Net sales	$15,847,473	$16,340,153	$30,453,725	$30,388,043
Cost of goods sold	10,184,434	11,788,858	19,980,287	22,334,317
Gross profit	5,663,039	4,551,295	10,473,438	8,053,726
Selling, general and administrative expenses	5,898,502	5,351,577	11,091,150	10,439,058
Royalty expense, net	38,914	51,551	70,165	66,329
Amortization of intangible assets	6,135	3,846	11,964	7,128
Loss from operations	(280,512)	(855,679)	(699,841)	(2,458,789)
Other expense, net:
Interest expense	(118,153)	(135,704)	(265,966)	(293,518)
Other, net	167,395	(1,270)	98,170	16,333
Other income (expense), net	49,242	(136,974)	(167,796)	(277,185)
Loss before income taxes	(231,270)	(992,653)	(867,637)	(2,735,974)
Income tax expense (benefit)	7,812	(9,531)	(12,788)	14,341
Net loss	$(239,082)	$(983,122)	$(854,849)	$(2,750,315)
Net loss attributable to noncontrolling interest	—	—	—	(22,172)
Net loss attributable to OCC	$(239,082)	$(983,122)	$(854,849)	$(2,728,143)
Net loss attributable to OCC per share: Basic and diluted	$(0.04)	$(0.15)	$(0.13)	$(0.43)

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Six Months Ended April 30, 2017
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2016	7,081,159	$11,080,595	$13,684,394	$24,764,989

Share-based compensation, net	288,969	336,198	—	336,198

Repurchase and retirement of common stock (at cost)	(5,092)	—	(16,553)	(16,553)

Net loss	—	—	(854,849)	(854,849)

Balances at April 30, 2017	7,365,036	$11,416,793	$12,812,992	$24,229,785

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	April 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(854,849)	$(2,750,315)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	807,488	997,907
Bad debt expense	11,169	12,019
Share-based compensation expense	431,013	514,337
Impact of excess tax benefits from share-based compensation	—	532
(Gain) loss on sale of property and equipment	88,464	(1,007)
(Increase) decrease in:
Trade accounts receivable	(598,894)	310,296
Other receivables	37,512	76,942
Inventories	(2,515,733)	1,274,052
Prepaid expenses	(125,232)	77,419
Increase (decrease) in:
Accounts payable and accrued expenses	1,842,164	595,812
Accrued compensation and payroll taxes	175,086	(75,019)
Income taxes payable	5,712	11,377
Other noncurrent liabilities	194,832	(446,515)
Net cash provided by (used in) operating activities	(501,268)	597,837
Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(180,151)	(506,804)
Investment in intangible assets	(22,835)	(53,977)
Proceeds from sale of property and equipment	—	4,618
Net cash used in investing activities	(202,986)	(556,163)
Cash flows from financing activities:
Payroll taxes withheld and remitted on share-based payments	(94,815)	(64,867)
Proceeds from note payable to bank	500,000	6,000,000
Principal payments on long-term debt and note payable to bank	(748,915)	(6,138,987)
Payments for financing costs	(17,500)	(118,371)
Repurchase of common stock	(16,553)	—
Impact of excess tax benefits from share-based compensation	—	(532)
Common stock dividends paid	—	(141,311)
Net cash used in financing activities	(377,783)	(464,068)
Net decrease in cash	(1,082,037)	(422,394)
Cash at beginning of period	1,879,064	1,083,072
Cash at end of period	$797,027	$660,678

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2017

(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2017 are not necessarily indicative of the results for the fiscal year ending October 31, 2017 because the following items, among other things, may impact those results: changes in market conditions, seasonality, changes in technology, competitive conditions, ability of management to execute its business plans, as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2017

(Unaudited)

(2)	Stock Incentive Plans and Other Share-Based Compensation

On March 28, 2017, the Company’s shareholders approved the Optical Cable Corporation 2017 Stock Incentive Plan (the “2017 Plan”) that was recommended for approval by the Company’s Board of Directors. The 2017 Plan reserves 500,000 new common shares of the Company for issuance under the 2017 Plan and succeeds and replaces the Optical Cable Corporation Second Amended and Restated 2011 Stock Incentive Plan (the “2011 Plan”). As a result, there were approximately 536,000 shares available for grant under the 2017 Plan as of April 30, 2017 (including the 500,000 new shares and the 36,903 shares transferred from the 2011 Plan, plus 30,154 shares forfeited or withheld for taxes in connection with the vesting of restricted shares less 31,380 shares granted in April 2017).

Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations for the three months and six months ended April 30, 2017 was $282,093 and $431,013, respectively and for the three months and six months ended April 30, 2016 was $295,264 and $514,337, respectively. Share-based compensation expense is entirely related to expense recognized in connection with the vesting of restricted stock awards or other stock awards.

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

During the three months ended April 30, 2017, OCC granted restricted stock awards totaling 31,380 shares to non-employee Directors under the 2017 Plan. The shares are subject to a one-year vesting period and are part of the non-employee Directors’ annual compensation for service on the Board of Directors. The Company recorded expense totaling $7,583 during the three months and six months ended April 30, 2017 related to the grants to non-employee Directors.

Restricted stock award activity during the six months ended April 30, 2017 consisted of restricted or other stock grants totaling 391,211 shares, restricted and other shares forfeited totaling 77,285 and restricted shares withheld for taxes in connection with the vesting of restricted shares totaling 24,957. Employees and non-employee Directors have the option to surrender shares to pay for withholding tax obligations resulting from any vesting restricted shares, or to pay cash to the Company or taxing authorities in the amount of the withholding taxes owed on the value of any vesting restricted shares in order to avoid surrendering shares.

As of April 30, 2017, the estimated amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will recognize over a 3.3 year weighted-average period is approximately $2.8 million.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2017

(Unaudited)

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the six months ended April 30, 2017 and 2016 follows:

	Six Months Ended
	April 30,
	2017	2016
Balance at beginning of period	$74,266	$63,011
Bad debt expense	11,169	12,019
Losses charged to allowance	(4,729)	—
Balance at end of period	$80,706	$75,030

(4)	Inventories

Inventories as of April 30, 2017 and October 31, 2016 consist of the following:

	April 30,	October 31,
	2017	2016
Finished goods	$5,112,538	$4,657,779
Work in process	3,437,078	2,591,885
Raw materials	8,687,127	7,515,717
Production supplies	302,956	258,585
Total	$17,539,699	$15,023,966

(5)	Product Warranties

As of April 30, 2017 and October 31, 2016, the Company’s accrual for estimated product warranty claims totaled $95,000 and $70,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense for the three months and six months ended April 30, 2017 totaled $33,783 and $81,638, respectively. Warranty claims expense for the three months and six months ended April 30, 2016 totaled $10,952 and $23,682, respectively.

The following table summarizes the changes in the Company’s accrual for product warranties during the six months ended April 30, 2017 and 2016:

	Six Months Ended
	April 30,
	2017	2016
Balance at beginning of period	$70,000	$130,000
Liabilities accrued for warranties issued during the period	101,824	80,506
Warranty claims and costs paid during the period	(56,638)	(78,682)
Changes in liability for pre-existing warranties during the period	(20,186)	(56,824)
Balance at end of period	$95,000	$75,000

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2017

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

On April 27, 2017, the Company entered into a Third Loan Modification Agreement with BNC to modify the Credit Agreement dated April 26, 2016 entered into between the Company and BNC and the term loans dated April 26, 2016.

The Third Loan Modification Agreement revised the interest rates of the term loans and the applicable repayment installments and extended the maturity date. The fixed interest rate of each of the two term loans was revised to 3.95% from 3.75%, and the maturity date of the term loans was extended to May 1, 2024. All other terms of the term loans remain unaltered and remain in full force and effect.

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

Long-term debt as of April 30, 2017 and October 31, 2016 consists of the following:

	April 30,	October 31,
	2017	2016
Virginia Real Estate Loan ($6.5 million original principal) payable in monthly installments of $31,812, including interest (at 3.95%), with final payment of $3,644,211 due May 1, 2024	$5,055,036	$5,165,785
North Carolina Real Estate Loan ($2.24 million original principal) payable in monthly installments of $10,963, including interest (at 3.95%), with final payment of $1,255,850 due May 1, 2024	1,742,043	1,780,209
Total long-term debt	6,797,079	6,945,994
Less current installments	251,216	294,214
Long-term debt, excluding current installments	$6,545,863	$6,651,780

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2017

(Unaudited)

The Agreement with BNC resulted in the lowering of the applicable margin in the Revolving Credit Note and established a floor on the interest rate for the Revolving Credit Note such that the rate will never be less than 2.50% per annum. The Revolving Loan accrues interest at LIBOR plus 2.50% (resulting in a 3.48% rate at April 30, 2017). The Revolving Loan is payable in monthly payments of interest only with principal and any outstanding interest due and payable at maturity.

On February 28, 2017, the Company entered into a Second Loan Modification Agreement (the “Modification Agreement”) extending the maturity date of the Revolver to March 31, 2019, and removing certain previously existing provisions of the Revolving Loan that required reductions in availability originally contemplated to occur on February 28, 2017 and 2018. As a result, the collective maximum principal amount of the Revolving Loan will remain at $7.0 million. All other terms of the Revolving Loan remain unaltered and remain in full force and effect. Within the revolving loan limit of the Revolving Loan and the Modification Agreement, the Company may borrow, repay, and reborrow, at any time or from time to time until March 31, 2019.

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

As of April 30, 2017, the Company had $4.9 million of outstanding borrowings on its Revolving Loan and $2.1 million in available credit. As of October 31, 2016, the Company had outstanding borrowings of $5.0 million on its former revolving credit facility and $2.0 million in available credit.

(7)	Fair Value Measurements

The carrying amounts reported in the condensed consolidated balance sheets as of April 30, 2017 and October 31, 2016 for cash, trade accounts receivable, other receivables and accounts payable and accrued expenses, including accrued compensation and payroll taxes, approximate fair value because of the short maturity of these instruments. The carrying values of the Company’s note payable to bank and long-term debt approximate fair value based on similar long-term debt issues available to the Company as of April 30, 2017 and October 31, 2016. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2017

(Unaudited)

The following is a reconciliation of the numerators and denominators of the net loss per share computations for the periods presented:

	Three months ended		Six months ended
	April 30,		April 30,
	2017	2016	2017	2016
Net loss attributable to OCC (numerator)	$(239,082)	$(983,122)	$(854,849)	$(2,728,143)

Shares (denominator)	6,488,328	6,357,067	6,520,582	6,346,871

Basic and diluted net loss per share	$(0.04)	$(0.15)	$(0.13)	$(0.43)

Weighted average unvested shares for the three months and six months ended April 30, 2017 totaling 882,637 and 717,816, respectively, while issued and outstanding, were not included in the computation of basic and diluted net loss per share for the three months and six months ended April 30, 2017 (because to include such shares would have been antidilutive, or in other words, to do so would have reduced the net loss per share for those periods).

Weighted average unvested shares for the three months and six months ended April 30, 2016 totaling 722,650, while issued and outstanding, were not included in the computation of basic and diluted net loss per share for the three months and six months ended April 30, 2016 (because to include such shares would have been antidilutive, or in other words, to do so would have reduced the net loss per share for those periods).

(9)	Segment Information and Business and Credit Concentrations

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of April 30, 2017 and October 31, 2016 have been adequately provided for in the condensed consolidated financial statements.

For the three months and six months ended April 30, 2017, 16.6% and 16.5%, respectively, of consolidated net sales were attributable to one customer. For the three months and six months ended April 30, 2016, 14.1% and 13.1%, respectively, of consolidated net sales were attributable to the same customer.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2017

(Unaudited)

Effective February 1, 2016, OCC purchased, for a nominal amount, the membership interest in Centric Solutions of one of the non-controlling members, and Centric Solutions purchased, for a nominal amount, and retired the membership units of the remaining non-controlling member. As a result, Centric Solutions became a wholly owned subsidiary of OCC. OCC continues to consolidate Centric Solutions for financial reporting purposes; however, beginning in the second quarter of fiscal year 2016, the Company no longer records a non-controlling interest in its condensed consolidated financial statements.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires the recognition of a separate lease liability representing the required lease payments over the lease term and a separate lease asset representing the right to use the underlying asset during the same lease term. Additionally, this ASU provides clarification regarding the identification of certain components of contracts that would represent a lease as well as requires additional disclosures to the notes to the financial statements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period with early adoption permitted. The adoption of ASU 2016-02 is not expected to have a material impact on the Company’s results of operations, financial position or liquidity or its related financial statement disclosures.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2017

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

Founded in 1983, Optical Cable Corporation is headquartered in Roanoke, Virginia with offices, manufacturing and warehouse facilities located in Roanoke, Virginia, near Asheville, North Carolina and near Dallas, Texas. We primarily manufacture our fiber optic cables at our Roanoke facility, which is ISO 9001:2008 registered and MIL-STD-790F certified, our enterprise connectivity products at our Asheville facility, which is ISO 9001:2008 registered, and our harsh environment and specialty connectivity products at our Dallas facility which is ISO 9001:2008 registered and MIL-STD-790F certified.

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

Summary of Company Performance for Second Quarter and first half of Fiscal Year 2017

●

Consolidated net sales for the second quarter of fiscal year 2017 were $15.8 million, a decrease of 3.0% compared to net sales of $16.3 million for the second quarter of fiscal year 2016. Sequentially, net sales increased 8.5% in the second quarter of fiscal year 2017, compared to net sales of $14.6 million for the first quarter of fiscal year 2017. Consolidated net sales for the first half of fiscal year 2017 were $30.5 million, an increase of less than one percent compared to net sales of $30.4 million for the same period last year.

●

Gross profit increased 24.4% to $5.7 million in the second quarter of fiscal year 2017, compared to $4.6 million for the second quarter of fiscal year 2016. Gross profit increased 30.0% to $10.5 million in the first half of fiscal year 2017, compared to $8.1 million for the same period last year.

●

Gross profit margin (gross profit as a percentage of net sales) was 35.7% during the second quarter of fiscal year 2017, compared to 27.9% for the same period last year. Gross profit margin was 34.4% during the first half of fiscal year 2017, compared to 26.5% during the first half of fiscal year 2016.

●

Net loss was $239,000, or $0.04 per share, during the second quarter of fiscal year 2017, compared to a net loss of $983,000, or $0.15 per share, for the comparable period last year. Net loss was $855,000, or $0.13 per share, during the first half of fiscal year 2017, compared to a net loss of $2.7 million, or $0.43 per share, during the first half of fiscal year 2016.

●

During the second quarter of fiscal year 2017, we renewed our $7 million revolving credit facility extending the maturity date to March 31, 2019 at a variable interest rate of LIBOR plus 2.5% (with a 2.5% floor), and we modified our real estate term loans of $6.8 million extending the maturity date to May 1, 2024 at a fixed interest rate of 3.95%.

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

Amortization of intangible assets consists of the amortization of the costs, including legal fees, associated with internally developed patents that have been granted. Amortization of intangible assets is calculated using the straight-line method over the estimated useful lives of the intangible assets.

Other income (expense), net consists of interest expense and other miscellaneous income and expense items not directly attributable to our operations.

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended			Six Months Ended
	April 30,		Percent	April 30,		Percent
	2017	2016	Change	2017	2016	Change
Net sales	$15,847,000	$16,340,000	(3.0)%	$30,454,000	$30,388,000	0.2%
Gross profit	5,663,000	4,551,000	24.4%	10,473,000	8,054,000	30.0%
SG&A expenses	5,899,000	5,352,000	10.2%	11,091,000	10,439,000	6.2%
Net loss attributable to OCC	(239,000)	(983,000)	75.7%	(855,000)	(2,728,000)	68.7%

Three Months Ended April 30, 2017 and 2016

Net Sales

Consolidated net sales for the second quarter of fiscal year 2017 decreased 3.0% to $15.8 million compared to net sales of $16.3 million for the same period last year. We experienced an increase in net sales in our specialty markets in the second quarter of fiscal year 2017 compared to the same period last year, despite significant weakness in the military and wireless carrier portions of our specialty markets. Our net increase in the specialty markets was offset by a decrease in net sales in our enterprise markets. Sequentially, net sales increased 8.5% in the second quarter of fiscal year 2017, compared to net sales of $14.6 million for the first quarter of fiscal year 2017, with increases in both our enterprise markets and specialty markets, with military and wireless carrier portions of our specialty markets not contributing to the increase.

Net sales to customers in the United States decreased 3.0% in the second quarter of fiscal year 2017, compared to the same period last year, and net sales to customers outside of the United States decreased 3.3% compared to the same period last year. Net sales outside the United States continue to be negatively impacted by a strong U.S. dollar relative to other currencies, particularly in certain geographic regions.

Gross Profit

Our gross profit was $5.7 million in the second quarter of fiscal year 2017, an increase of 24.4% compared to gross profit of $4.6 million in the second quarter of fiscal year 2016. Gross profit margin, or gross profit as a percentage of net sales, increased to 35.7% in the second quarter of fiscal year 2017 compared to 27.9% in the second quarter of fiscal year 2016.

Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis. Gross profit margin in the second quarter of fiscal year 2017 was positively impacted primarily due to a shift in product mix toward the sale of certain higher margin products in the second quarter of fiscal year 2017 compared to the second quarter of fiscal year 2016. Sequentially, gross profit increased 17.7% in the second quarter compared to the first quarter of fiscal year 2017.

Selling, General, and Administrative Expenses

SG&A expenses increased 10.2% to $5.9 million during the second quarter of fiscal year 2017, compared to $5.4 million for the same period last year. SG&A expenses as a percentage of net sales were 37.2% in the second quarter of fiscal year 2017, compared to 32.8% in the second quarter of fiscal year 2016.

The increase in SG&A expenses during the second quarter of fiscal year 2017 compared to the same period last year was primarily the result of increased employee related costs totaling $286,000, increased legal fees totaling $83,000 and increased marketing expenses totaling $97,000. Compensation costs have increased when comparing the second quarter of fiscal 2017 to the comparable period in fiscal year 2016 largely as a result of new hires, selectively added to accomplish strategic objectives, and increases in commissions due to new sales incentive programs added to increase and improve targeted sales activity. Legal fees increased primarily due to legal action undertaken by the Company and are not expected to recur at the same level in the second half of fiscal year 2017. Marketing expenses increased due to a number of new marketing initiatives and work related to future product launches.

Royalty Expense, Net

We recognized royalty expense, net of royalty income, totaling $39,000 during the second quarter of fiscal year 2017, compared to $52,000 during the same period last year. We expect the trend of royalty expense completely offsetting royalty income to continue in fiscal year 2017 as a result of the decline in royalty income due to the expiration of patents for licensed products.

Amortization of Intangible Assets

We recognized $6,000 of amortization expense, associated with intangible assets, during the second quarter of fiscal year 2017, compared to $4,000 during the second quarter of fiscal year 2016.

Other Income (Expense), Net

We recognized other income, net in the second quarter of fiscal year 2017 of $49,000 compared to other expense, net of $137,000 in the second quarter of fiscal year 2016. Other income, net for the second quarter of fiscal year 2017 was comprised of the reversal of amounts previously accrued of approximately $171,000, resulting from the favorable settlement of certain legal matters, partially offset by interest expense and other miscellaneous items. Other expense, net for the second quarter of fiscal year 2016 was comprised primarily of interest expense together with other miscellaneous items.

Loss Before Income Taxes

We reported a loss before income taxes of $231,000 for the second quarter of fiscal year 2017, compared to $993,000 for the second quarter of fiscal year 2016. The improvement was primarily due to the increase in gross profit of $1.1 million, partially offset by the increase in SG&A expenses of $547,000, compared to the same period in 2016.

Income Tax Expense (Benefit)

Income tax expense totaled $8,000 in the second quarter of fiscal year 2017, compared to income tax benefit of $10,000 for the same period in fiscal year 2016. Our effective tax rate for the first quarter of fiscal year 2017 was negative 3.4% compared to less than one percent for the second quarter of fiscal year 2016.

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

During fiscal year 2015, we established a $2.4 million valuation allowance against all of our net deferred tax assets. As a result of establishing a full valuation allowance against our net deferred tax assets, if we generate sufficient taxable income in subsequent periods to realize a portion or all of our net deferred tax assets, our effective income tax rate could be unusually low due to the tax benefit attributable to the necessary decrease in our valuation allowance. Further, if we generate losses before taxes in subsequent periods, as we did in the second quarter of fiscal year 2017, our effective income tax rate could also be unusually low as any increase in our net deferred tax asset from such a net operating loss for tax purposes would be offset by a corresponding increase to our valuation allowance against our net deferred tax assets.

If we generate sufficient income before taxes in future periods such that U.S. GAAP would permit us to conclude that the removal of any valuation allowance against our net deferred tax asset is appropriate, then during the period in which such determination is made, we will recognize the non-cash benefit of such removal of the valuation allowance in income tax expense on our consolidated statement of operations, which will increase net income and will also increase the net deferred tax asset on our consolidated balance sheet. If we do not generate sufficient income before taxes in future periods such that U.S. GAAP would permit us to conclude that the reduction or removal of any valuation allowance against our net deferred tax asset is appropriate, then no such non-cash benefit would be realized. There can be no assurance regarding any future realization of the benefit by us of all or part of our net deferred tax assets.

Net Loss

Net loss attributable to OCC for the second quarter of fiscal year 2017 was $239,000 compared to a net loss attributable to OCC of $983,000 for the second quarter of fiscal year 2016. This improvement was primarily due to the decrease in the loss before income taxes of $761,000.

Six Months Ended April 30, 2017 and 2016

Net Sales

Consolidated net sales for the first half of fiscal year 2017 increased less than one percent to $30.5 million compared to net sales of $30.4 million for the same period last year. We experienced an increase in net sales in our enterprise markets in the first half of fiscal year 2017 compared to the same period last year, but this increase was partially offset by a decrease in net sales in our specialty markets as a result of significant decreases in the military and wireless carrier portions of our specialty markets, only partially offset by increases in the remaining portion of our specialty markets. Net sales to customers in the United States increased 3.2% in the first half of fiscal year 2017 compared to the same period last year, while net sales to customers outside of the United States decreased 10.5%. During the first half of fiscal year 2017, net sales outside of the United States continued to be negatively impacted by a strong U.S. dollar relative to other currencies, particularly in certain geographic regions.

Gross Profit

Our gross profit was $10.5 million in the first half of fiscal year 2017, an increase of 30.0% compared to gross profit of $8.1 million in the first half of fiscal year 2016. Gross profit margin, or gross profit as a percentage of net sales, increased to 34.4% in the first half of fiscal year 2017 compared to 26.5% in the first half of fiscal year 2016.

Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis. Gross profit margin in the first half of fiscal year 2017 was positively impacted primarily due to a shift in product mix toward the sale of certain higher margin products in the first half of fiscal year 2017 compared to the first half of fiscal year 2016.

Selling, General, and Administrative Expenses

SG&A expenses increased 6.2% to $11.1 million for the first half of fiscal year 2017 from $10.4 million for the same period last year. SG&A expenses as a percentage of net sales were 36.4% in the first half of fiscal year 2017 compared to 34.4% in the first half of fiscal year 2016.

The increase in SG&A expenses during the first half of fiscal year 2017 compared to the same period last year was primarily the result of increased employee related costs totaling $252,000, increased legal fees totaling $208,000 and increased marketing expenses totaling $119,000. Compensation costs have increased when comparing the first half of fiscal 2017 to the comparable period in fiscal year 2016 largely as a result of new hires, selectively added to accomplish strategic objectives, and increases in commissions due to new sales incentive programs added to increase and improve targeted sales activity. Legal fees increased primarily due to legal action undertaken by the Company and are not expected to recur at the same level in the second half of fiscal year 2017. Marketing expenses increased due to a number of new marketing initiatives and work related to future product launches. The increases in employee related costs, legal fees and marketing expenses were partially offset by a decrease in SG&A expenses associated with Centric Solutions totaling $89,000.

On November 30, 2015, Centric Solutions’ operating lease expired, and Centric Solutions began sharing office and manufacturing space with OCC in our facility near Dallas, Texas. In connection with the move, certain positions were also eliminated. As a result, both reduced employee related costs and reduced rent expense contributed to the decrease in SG&A expenses of Centric Solutions when comparing the first half of fiscal year 2017 to the same period in fiscal year 2016.

Royalty Expense, Net

We recognized royalty expense, net of royalty income, totaling $70,000 during the first half of fiscal year 2017, compared to $66,000 during the same period last year. We expect the trend of royalty expense completely offsetting royalty income to continue in fiscal year 2017 as a result of the decline in royalty income due to the expiration of patents for licensed products.

Amortization of Intangible Assets

We recognized $12,000 of amortization expense, associated with intangible assets, for the first half of fiscal year 2017, compared to amortization expense of $7,000 during the first half of fiscal year 2016.

Other Expense, Net

We recognized other expense, net in the first half of fiscal year 2017 of $168,000 compared to $277,000 in the first half of fiscal year 2016. Other expense, net in the first half of fiscal year 2017 was comprised of interest expense and other miscellaneous items, partially offset by income of approximately $171,000, resulting from the reversal of amounts previously accrued upon the favorable settlement of certain legal matters. Other expense, net in the first half of fiscal year 2016 was comprised of interest expense and other miscellaneous items.

Loss Before Income Taxes

We reported a loss before income taxes of $868,000 for the first half of fiscal year 2017 compared to $2.7 million for the first half of fiscal year 2016. This improvement was primarily due to the increase in gross profit of $2.4 million, partially offset by the increase in SG&A expenses of $652,000 in the first half of fiscal year 2017, compared to the same period in 2016.

Income Tax Expense (Benefit)

Income tax benefit totaled $13,000 in the first half of fiscal year 2017 compared to income tax expense of $14,000 for the same period in fiscal year 2016. Our effective tax rate for the first half of fiscal year 2017 was 1.5% compared to negative less than one percent for the first half of fiscal year 2016.

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

During fiscal year 2015, we established a $2.4 million valuation allowance against all of our net deferred tax assets. As a result of establishing a full valuation allowance against our net deferred tax assets, if we generate sufficient taxable income in future periods to realize a portion or all of our net deferred tax assets, our effective income tax rate could be unusually low due to the tax benefit attributable to the necessary decrease in our valuation allowance. Further, if we generate losses before taxes in future periods, as we did in the first half of fiscal year 2017, our effective income tax rate could also be unusually low, as any increase in our net deferred tax asset from such a net operating loss for tax purposes, would be offset by a corresponding increase to our valuation allowance against our net deferred tax assets.

If we generate sufficient income before taxes in future periods such that U.S. GAAP would permit us to conclude that the removal of any valuation allowance against our net deferred tax asset is appropriate, then during the period in which such determination is made, we will recognize the non-cash benefit of such removal of the valuation allowance in income tax expense on our consolidated statement of operations, which will increase net income attributable to OCC and will also increase the net deferred tax asset on our consolidated balance sheet. If we do not generate sufficient income before taxes in future periods such that U.S. GAAP would permit us to conclude that the reduction or removal of any valuation allowance against our net deferred tax asset is appropriate, then no such non-cash benefit would be realized. There can be no assurance regarding any future realization of the benefit by us of all or part of our net deferred tax assets.

Net Loss

Net loss attributable to OCC for the first half of fiscal year 2017 was $855,000 compared to $2.7 million for the first half of fiscal year 2016. This improvement was due primarily to the decrease in the loss before income taxes of $1.9 million in the first half of fiscal year 2017, compared to the same period in fiscal year 2016.

Financial Condition

Total assets increased $1.3 million, or 3.3%, to $42.0 million at April 30, 2017, from $40.7 million at October 31, 2016. This increase was primarily due to a $2.5 million increase in inventories and a $588,000 increase in trade accounts receivable, net, partially offset by a $1.1 million decrease in cash. Inventories increased as the result of the planned replenishment of stock inventory to sufficient levels, increases in work in process levels related to pending shipments and stock replenishment, and the timing of certain raw material purchases. The increase in trade accounts receivable, net largely resulted from the timing of collections. Further detail regarding the decrease in cash is provided in our discussion of “Liquidity and Capital Resources”.

Total liabilities increased $1.9 million, or 11.7%, to $17.8 million at April 30, 2017, from $15.9 million at October 31, 2016. The increase in total liabilities was primarily due to an increase in accounts payable and accrued expenses totaling $1.9 million, primarily due to the timing of vendor payments.

Total shareholders’ equity at April 30, 2017 decreased $535,000 in the first half of fiscal year 2017. The decrease resulted primarily from the net loss of $855,000, partially offset by share-based compensation, net of $336,000.

Liquidity and Capital Resources

Our primary capital needs during the first half of fiscal year 2017 have been to fund working capital requirements and capital expenditures, and to partially repay the outstanding balance on our revolving credit facility. Our primary source of capital for these purposes has been existing cash and cash provided by operations.

Our cash totaled $797,000 as of April 30, 2017, a decrease of $1.1 million, compared to $1.9 million as of October 31, 2016. The decrease in cash for the six months ended April 30, 2017 primarily resulted from net cash used in operating activities of $501,000, capital expenditures totaling $180,000 and net cash used in financing activities totaling $378,000.

On April 30, 2017, we had working capital of $22.3 million compared to $22.2 million on October 31, 2016. The ratio of current assets to current liabilities as of April 30, 2017 was 4.6 to 1 compared to 6.4 to 1 as of October 31, 2016. The slight increase in working capital was primarily due to the $2.5 million increase in inventories and the $588,000 increase in trade accounts receivable, net, partially offset by the $1.1 million decrease in cash and the $1.9 million increase in accounts payable and accrued expenses. The decrease in the current ratio was primarily due to the fact that current assets increased $2.1 million, or 8.0%, while current liabilities increased $2.0 million, or 49.2%.

As of April 30, 2017 and October 31, 2016, we had outstanding loan balances under our revolving credit facilities totaling $4.9 million and $5.0 million, respectively. As of April 30, 2017 and October 31, 2016, we had outstanding loan balances, excluding our revolving credit facility, totaling $6.8 million and $6.9 million, respectively.

Net Cash

Net cash used in operating activities was $501,000 in the first half of fiscal year 2017, compared to net cash provided by operating activities of $598,000 in the first half of fiscal year 2016. Net cash used in operating activities during the first half of fiscal year 2017 primarily resulted from an increase in inventories totaling $2.5 million and the cash flow impact of increases in trade accounts receivable, net totaling $599,000, partially offset by certain adjustments to reconcile a net loss of $855,000 to net cash used in operating activities including depreciation, amortization and accretion of $807,000 and share-based compensation expense of $431,000. Additionally, the cash flow impact of increases in accounts payable and accrued expense of $1.8 million further contributed to offset net cash used in operating activities.

Net cash provided by operating activities during the first half of fiscal year 2016 primarily resulted from certain adjustments to reconcile a net loss of $2.8 million to net cash provided by operating activities including depreciation, amortization and accretion of $998,000 and share-based compensation expense of $514,000. Additionally, the cash flow impact of decreases in accounts receivable, net of $310,000, decreases in inventories of $1.3 million and increases in accounts payable and accrued expenses of $596,000 further contributed to net cash provided by operating activities.

Net cash used in investing activities totaled $203,000 in the first half of fiscal year 2017, compared to $556,000 in the first half of fiscal year 2016. Net cash used in investing activities during the first half of fiscal years 2017 and 2016 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment.

Net cash used in financing activities totaled $378,000 in the first half of fiscal year 2017, compared to $464,000 in the first half of fiscal year 2016. Net cash used in financing activities in the first half of fiscal year 2017 resulted primarily from repayments, net of proceeds from a note payable to our bank under our line of credit totaling $100,000 and principal payments on long-term debt totaling $149,000. Net cash used in financing activities in the first half of fiscal year 2016 resulted primarily from the payment of dividends previously declared totaling $141,000, principal payments on long-term debt totaling $139,000 and refinancing costs totaling $118,000.

We have a plan (the “Repurchase Plan”), approved by our Board of Directors on July 14, 2015, to purchase and retire up to 400,000 shares of our common stock, or approximately 6.0% of the shares then outstanding. We anticipate that the purchases will be made over a 24- to 36-month period, but there is no definite time period for repurchase. As of April 30, 2017, we had 398,400 shares remaining to purchase under this Repurchase Plan.

We have repurchased outstanding common stock outside of the Repurchase Plan directly from certain shareholders and through an odd lot repurchase offer. During the first half of fiscal year 2017, we repurchased and retired 5,092 shares for $16,553, outside of the Repurchase Plan.

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

On April 27, 2017, we entered into a Third Loan Modification Agreement with BNC to modify the Credit Agreement dated April 26, 2016 entered into between the Company and BNC and the term loans dated April 26, 2016.

The Third Loan Modification Agreement revised the interest rates of the term loans and the applicable repayment installments and extended the maturity date. The fixed interest rate of each of the two term loans was revised to 3.95% from 3.75%, and the maturity date of the term loans was extended to May 1, 2024. All other terms of the term loans remain unaltered and remain in full force and effect.

The real estate loans continue to be secured by a first priority lien on all of our personal property and assets, all money, goods, machinery, equipment, fixtures, inventory, accounts, chattel paper, letter of credit rights, deposit accounts, commercial tort claims, documents, instruments, investment property and general intangibles now owned or hereafter acquired by us and wherever located, as well as a first lien deed of trust on our real property.

Our Revolving Credit Note (“Revolver”) with BNC provides the Company with a $7.0 million revolving line of credit (“Revolving Loan”) for our working capital needs. Under the Revolver, BNC provides us with one or more revolving loans in a collective maximum principal amount of $7.0 million. We may borrow, repay, and reborrow at any time or from time to time while the Revolving Loan is in effect.

The Agreement with BNC resulted in the lowering of the applicable margin in the Revolving Credit Note and established a floor on the interest rate for the Revolving Credit Note such that the rate will never be less than 2.50% per annum. The Revolving Loan accrues interest at LIBOR plus 2.50% (resulting in a 3.48% rate at April 30, 2017). The Revolving Loan is payable in monthly payments of interest only with principal and any outstanding interest due and payable at maturity.

On February 28, 2017, we entered into a Second Loan Modification Agreement (“Modification Agreement”) extending the maturity date of the Revolver to March 31, 2019, and removing certain previously existing provisions of the Revolving Loan that required reductions in availability originally contemplated to occur on February 28, 2017 and 2018. As a result, the collective maximum principal amount of the Revolving Loan will remain at $7.0 million. All other terms of the Revolving Loan remain unaltered and remain in full force and effect. Within the revolving loan limit of the Revolving Loan and the Modification Agreement, we may borrow, repay, and reborrow, at any time or from time to time until March 31, 2019.

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

As of April 30, 2017, we had $4.9 million of outstanding borrowings on our Revolving Loan and $2.1 million in available credit.

Capital Expenditures

We did not have any material commitments for capital expenditures as of April 30, 2017. During our 2017 fiscal year budgeting process, we included an estimate for capital expenditures of $2.0 million for the year. These expenditures will be funded out of our working capital or borrowings under our credit facility. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Historically, we have spent less than our budgeted capital expenditures in most fiscal years.

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

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2016 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2016 Form 10-K did not change during the period from November 1, 2016 through April 30, 2017.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2017. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2017, and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

OCC acquired AOS from Hazelton and Roehrs pursuant to the terms of the SPA. In addition to its claims under the Employment Agreement, OCC also asserted claims of indemnification against Hazelton under the SPA related to alleged unlawful actions by Hazelton and Roehrs.

As a result, OCC had not paid Hazelton any severance compensation and did not pay Hazelton any of the minimum earn out amount (a maximum amount of $470,665 payable on January 31, 2017 under the terms of the SPA) that otherwise would have been owed to Hazelton, but for Hazelton’s termination for Cause and OCC’s indemnification claims under the SPA. The Company began accruing this minimum earn out amount immediately following the acquisition in October 2009.

As a result of this dispute, OCC and AOS filed suit against Hazelton on September 9, 2016 in state court in Roanoke City, Virginia.  Hazelton filed suit against OCC and AOS on September 7, 2016 in state court in Collin County, Texas (collectively, the “Hazelton Litigation”).

In May 2017, subsequent to the Company’s second fiscal quarter, a settlement agreement was reached in the Hazelton Litigation, with the Company’s obligations being less than the amount previously accrued for the minimum earn out amount under the SPA. As a result, the lawsuits filed in the state of Virginia and Texas in fiscal year 2016 were dismissed with prejudice.

Additionally, OCC, AOS, and Centric Solutions LLC, a wholly owned subsidiary of OCC (“Centric Solutions”) filed suit against Roehrs, William DiBella (“DiBella”) (a former employee of Centric Solutions), and Rosenberger CDS, LLC and Rosenberger North America (together, “Rosenberger”) on September 20, 2016 in state court in Roanoke County, Virginia, in connection with related alleged unlawful actions by Roehrs, DiBella and Rosenberger. On February 10, 2017, the judge in state court in Roanoke County, Virginia ruled that the Virginia court lacked personal jurisdiction over Rosenberger and dismissed the claims against Rosenberger without prejudice.

In May 2017, subsequent to the Company’s second fiscal quarter, the Company reached a settlement agreement with DiBella, with no monetary impact for the Company. As a result, the Company’s claims against DiBella were dismissed with prejudice in the lawsuit filed in the state of Virginia.

The Company’s claims against Roehrs are still pending.

From time to time, the Company is involved in other various claims, legal actions and regulatory reviews arising in the ordinary course of business, which may include matters related to former employees. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

PART II. OTHER INFORMATION

Item 6. Exhibits

The exhibits listed on the Exhibit Index are filed as part of, and incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION (Registrant)

Date: June 13, 2017	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: June 13, 2017	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

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

4.26

Third Loan Modification Agreement dated April 27, 2017 by and between Optical Cable Corporation and Bank of North Carolina (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 28, 2017).

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

10.21*	Form of vesting award agreement for non-employee Board members under the Optical Cable Corporation 2017 Stock Incentive Plan. FILED HEREWITH.

11.1	Statement regarding computation of per share earnings (incorporated by reference to note 8 of the Condensed Notes to Condensed Consolidated Financial Statements contained herein).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 30, 2017 and October 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three months and six months ended April 30, 2017 and 2016, (iii) Condensed Consolidated Statement of Shareholders’ Equity for the six months ended April 30, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2017 and 2016, and (v) Condensed Notes to Condensed Consolidated Financial Statements. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.