Form 10-Q
period 2017-07-31
OPTICAL CABLE CORP
filed 2017-09-12
CIK 1000230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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

As of September 8, 2017, 7,334,016 shares of the registrant’s Common Stock, no par value, were outstanding.

optical cable corporation

Form 10-Q Index

Nine Months Ended July 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPTICAL CABLE CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	July 31,	October 31,
	2017	2016
Assets
Current assets:
Cash	$529,264	$1,879,064
Trade accounts receivable, net of allowance for doubtful accounts of $75,827 at July 31, 2017 and $74,266 at October 31, 2016	9,300,973	8,916,245
Other receivables	41,580	70,828
Inventories	18,354,925	15,023,966
Prepaid expenses	468,487	431,780
Total current assets	28,695,229	26,321,883
Property and equipment, net	12,601,351	13,399,158
Intangible assets, net	612,132	575,010
Other assets, net	180,611	369,737
Total assets	$42,089,323	$40,665,788
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$248,212	$294,214
Accounts payable and accrued expenses	4,315,670	2,636,420
Accrued compensation and payroll taxes	1,324,641	1,179,872
Income taxes payable	21,896	15,603
Total current liabilities	5,910,419	4,126,109
Note payable to bank	5,400,000	5,000,000
Long-term debt, excluding current installments	6,482,701	6,651,780
Other noncurrent liabilities	131,574	122,910
Total liabilities	17,924,694	15,900,799
Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 7,334,348 shares at July 31, 2017 and 7,081,159 shares at October 31, 2016	11,647,263	11,080,595
Retained earnings	12,517,366	13,684,394
Total shareholders’ equity	24,164,629	24,764,989
Commitments and contingencies
Total liabilities and shareholders’ equity	$42,089,323	$40,665,788

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
Net sales	$16,432,243	$16,915,135	$46,885,968	$47,303,178
Cost of goods sold	11,126,456	11,453,444	31,106,743	33,787,761
Gross profit	5,305,787	5,461,691	15,779,225	13,515,417
Selling, general and administrative expenses	5,426,018	5,074,839	16,517,168	15,513,897
Royalty expense, net	39,185	38,920	109,350	105,249
Amortization of intangible assets	6,650	4,194	18,614	11,322
Income (loss) from operations	(166,066)	343,738	(865,907)	(2,115,051)
Other expense, net:
Interest expense	(126,658)	(166,154)	(392,624)	(459,672)
Other, net	11,659	3,419	109,829	19,752
Other expense, net	(114,999)	(162,735)	(282,795)	(439,920)
Income (loss) before income taxes	(281,065)	181,003	(1,148,702)	(2,554,971)
Income tax expense (benefit)	14,095	(7,160)	1,307	7,181
Net income (loss)	$(295,160)	$188,163	$(1,150,009)	$(2,562,152)
Net loss attributable to noncontrolling interest	—	—	—	(22,172)
Net income (loss) attributable to OCC	$(295,160)	$188,163	$(1,150,009)	$(2,539,980)
Net loss attributable to OCC per share: Basic and diluted	$(0.05)	$0.03	$(0.18)	$(0.40)

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Nine Months Ended July 31, 2017
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2016	7,081,159	$11,080,595	$13,684,394	$24,764,989
Share-based compensation, net	258,434	566,668	—	566,668
Repurchase and retirement of common stock (at cost)	(5,245)	—	(17,019)	(17,019)
Net loss	—	—	(1,150,009)	(1,150,009)
Balances at July 31, 2017	7,334,348	$11,647,263	$12,517,366	$24,164,629

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	July 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,150,009)	$(2,562,152)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	1,232,460	1,494,716
Bad debt expense	6,161	23,074
Share-based compensation expense	668,676	659,796
(Gain) loss on sale of property and equipment	88,464	(5,507)
(Increase) decrease in:
Trade accounts receivable	(390,889)	120,155
Other receivables	29,248	88,198
Income taxes refundable	—	335,286
Inventories	(3,330,959)	2,871,967
Prepaid expenses	(36,707)	113,007
Increase (decrease) in:
Accounts payable and accrued expenses	1,630,938	(702,472)
Accrued compensation and payroll taxes	144,769	26,562
Income taxes payable	6,293	(22,498)
Other noncurrent liabilities	171,431	(452,444)
Net cash provided by (used in) operating activities	(930,124)	1,987,688
Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(412,332)	(567,420)
Investment in intangible assets	(55,736)	(77,339)
Proceeds from sale of property and equipment	—	9,118
Net cash used in investing activities	(468,068)	(635,641)
Cash flows from financing activities:
Payroll taxes withheld and remitted on share-based payments	(102,008)	(73,160)
Proceeds from note payable to bank	1,000,000	6,000,000
Principal payments on long-term debt and note payable to bank	(815,081)	(6,310,037)
Payments for financing costs	(17,500)	(137,794)
Repurchase of common stock	(17,019)	—
Common stock dividends paid	—	(141,311)
Net cash provided by (used in) financing activities	48,392	(662,302)
Net increase (decrease) in cash	(1,349,800)	689,745
Cash at beginning of period	1,879,064	1,083,072
Cash at end of period	$529,264	$1,772,817

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2017

(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2017 are not necessarily indicative of the results for the fiscal year ending October 31, 2017 because the following items, among other things, may impact those results: changes in market conditions, seasonality, changes in technology, competitive conditions, ability of management to execute its business plans, as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016.

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

Nine Months Ended July 31, 2017

(Unaudited)

(2)	Stock Incentive Plans and Other Share-Based Compensation

On March 28, 2017, the Company’s shareholders approved the Optical Cable Corporation 2017 Stock Incentive Plan (the “2017 Plan”) that was recommended for approval by the Company’s Board of Directors. The 2017 Plan reserves 500,000 new common shares of the Company for issuance under the 2017 Plan and succeeds and replaces the Optical Cable Corporation Second Amended and Restated 2011 Stock Incentive Plan (the “2011 Plan”). As of July 31, 2017, there were approximately 566,000 remaining shares available for grant under the 2017 Plan (including the 500,000 new shares and the 36,903 shares transferred from the 2011 Plan, plus 60,689 shares forfeited or withheld for taxes in connection with the vesting of restricted shares less 31,380 shares granted in March 2017).

Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations for the three months and nine months ended July 31, 2017 was $237,663 and $668,676, respectively and for the three months and nine months ended July 31, 2016 was $145,459 and $659,796, respectively. Share-based compensation expense is entirely related to expense recognized in connection with the vesting of restricted stock awards or other stock awards.

Restricted and Other Stock Awards

The Company has granted, and anticipates granting from time to time, restricted stock awards subject to approval by the Compensation Committee of the Board of Directors. Since fiscal year 2004, the Company has exclusively used restricted stock awards for all share-based compensation of employees and consultants, and restricted stock awards or stock awards to non-employee members of the Board of Directors.

Restricted stock award activity during the nine months ended July 31, 2017 consisted of restricted stock grants totaling 391,211 shares, restricted and other shares forfeited totaling 104,692 and restricted shares withheld for taxes in connection with the vesting of restricted shares totaling 28,085. Employees and non-employee Directors have the option to surrender shares to pay for withholding tax obligations resulting from any vesting restricted shares, or to pay cash to the Company or taxing authorities in the amount of the withholding taxes owed on the value of any vesting restricted shares in order to avoid surrendering shares.

As of July 31, 2017, the estimated amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will recognize over a 3.1 year weighted-average period is approximately $2.5 million.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2017

(Unaudited)

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the nine months ended July 31, 2017 and 2016 follows:

	Nine Months Ended
	July 31,
	2017	2016
Balance at beginning of period	$74,266	$63,011
Bad debt expense	6,161	23,074
Losses charged to allowance	(4,729)	—
Recoveries added to allowance	129	—
Balance at end of period	$75,827	$86,085

(4)	Inventories

Inventories as of July 31, 2017 and October 31, 2016 consist of the following:

	July 31,	October 31,
	2017	2016
Finished goods	$5,780,827	$4,657,779
Work in process	3,144,780	2,591,885
Raw materials	9,083,691	7,515,717
Production supplies	345,627	258,585
Total	$18,354,925	$15,023,966

(5)	Product Warranties

As of July 31, 2017 and October 31, 2016, the Company’s accrual for estimated product warranty claims totaled $155,000 and $70,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense for the three months and nine months ended July 31, 2017 totaled $96,927 and $178,565, respectively. Warranty claims expense for the three months and nine months ended July 31, 2016 totaled $34,042 and $57,724, respectively.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2017

(Unaudited)

The following table summarizes the changes in the Company’s accrual for product warranties during the nine months ended July 31, 2017 and 2016:

	Nine Months Ended
	July 31,
	2017	2016
Balance at beginning of period	$70,000	$130,000
Liabilities accrued for warranties issued during the period	176,113	117,437
Warranty claims and costs paid during the period	(93,565)	(112,724)
Changes in liability for pre-existing warranties during the period	2,452	(59,713)
Balance at end of period	$155,000	$75,000

(6)	Long-term Debt and Note Payable to Bank

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2017

(Unaudited)

Long-term debt as of July 31, 2017 and October 31, 2016 consists of the following:

	July 31,	October 31,
	2017	2016
Virginia Real Estate Loan ($6.5 million original principal) payable in monthly installments of $31,812, including interest (at 3.95%), with final payment of $3,644,211 due May 1, 2024	$5,005,791	$5,165,785
North Carolina Real Estate Loan ($2.24 million original principal) payable in monthly installments of $10,963, including interest (at 3.95%), with final payment of $1,255,850 due May 1, 2024	1,725,122	1,780,209
Total long-term debt	6,730,913	6,945,994
Less current installments	248,212	294,214
Long-term debt, excluding current installments	$6,482,701	$6,651,780

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

The Agreement with BNC resulted in the lowering of the applicable margin in the Revolving Credit Note and established a floor on the interest rate for the Revolving Credit Note such that the rate will never be less than 2.50% per annum. The Revolving Loan accrues interest at LIBOR plus 2.50% (resulting in a 3.72% rate at July 31, 2017). The Revolving Loan is payable in monthly payments of interest only with principal and any outstanding interest due and payable at maturity.

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

As of July 31, 2017, the Company had $5.4 million of outstanding borrowings on its Revolving Loan and $1.6 million in available credit. As of October 31, 2016, the Company had outstanding borrowings of $5.0 million on its former revolving credit facility and $2.0 million in available credit.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2017

(Unaudited)

(7)	Fair Value Measurements

The carrying amounts reported in the condensed consolidated balance sheets as of July 31, 2017 and October 31, 2016 for cash, trade accounts receivable, other receivables and accounts payable and accrued expenses, including accrued compensation and payroll taxes, approximate fair value because of the short maturity of these instruments. The carrying values of the Company’s note payable to bank and long-term debt approximate fair value based on similar long-term debt issues available to the Company as of July 31, 2017 and October 31, 2016. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

	Three months ended		Nine months ended
	July 31,		July 31,
	2017	2016	2017	2016
Net income (loss) attributable to OCC (numerator)	$(295,160)	$188,163	$(1,150,009)	$(2,539,980)
Shares (denominator)	6,490,205	7,115,389	6,538,621	6,403,352
Basic and diluted net income (loss) per share	$(0.05)	$0.03	$(0.18)	$(0.40)

Weighted average unvested shares for the three months and nine months ended July 31, 2017 totaling 862,895 and 738,430, respectively, while issued and outstanding, were not included in the computation of basic and diluted net loss per share for the three months and nine months ended July 31, 2017 (because to include such shares would have been antidilutive, or in other words, to do so would have reduced the net loss per share for those periods).

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

(9)	Segment Information and Business and Credit Concentrations

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of July 31, 2017 and October 31, 2016 have been adequately provided for in the condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2017

(Unaudited)

For the three months and nine months ended July 31, 2017, 15.8% and 16.3%, respectively, of consolidated net sales were attributable to one customer. For the three months and nine months ended July 31, 2016, 16.3% and 14.2%, respectively, of consolidated net sales were attributable to the same customer.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that expands disclosure requirements and requires an entity to recognize revenue when promised goods or services are transferred to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”) which defers the effective date of the new revenue recognition standard by one year. Under ASU 2015-14, the new revenue recognition standard is effective for the Company beginning in fiscal year 2019. The FASB has also issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2016-20 all of which clarify certain implementation guidance within ASU 2014-09. The Company is currently evaluating the potential impact of the adoption of this guidance, but does not anticipate that the adoption will significantly change the timing or amount of revenue recognized. Therefore, the Company believes the adoption will be limited to expanded disclosures with no material impact on its results of operations, financial position and liquidity.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2017

(Unaudited)

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires the recognition of a separate lease liability representing the required lease payments over the lease term and a separate lease asset representing the right to use the underlying asset during the same lease term. Additionally, this ASU provides clarification regarding the identification of certain components of contracts that would represent a lease as well as requires additional disclosures to the notes to the financial statements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period with early adoption permitted. The Company is in the process of compiling an inventory of all leases that fall under the requirements of ASU 2016-02, but does not expect the new guidance to have a material impact on its results of operations, financial position and liquidity and its related financial statement disclosures.

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

Founded in 1983, Optical Cable Corporation is headquartered in Roanoke, Virginia with offices, manufacturing and warehouse facilities located in Roanoke, Virginia, near Asheville, North Carolina and near Dallas, Texas. We primarily manufacture our fiber optic cables at our Roanoke facility, which is ISO 9001:2008 registered and MIL-STD-790G certified, primarily manufacture our enterprise connectivity products at our Asheville facility, which is ISO 9001:2008 registered, and primarily manufacture our harsh environment and specialty connectivity products at our Dallas facility which is ISO 9001:2008 registered and MIL-STD-790G certified.

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

OCC’s wholly owned subsidiary Centric Solutions LLC (“Centric Solutions”) provides cabling and connectivity solutions for the datacenter market. Centric Solutions’ business is located at OCC’s facility near Dallas, Texas.

Optical Cable Corporation, OCC®, Procyon®, Procyon Blade™, Superior Modular Products™, SMP Data Communications™, Applied Optical Systems™, Centric Solutions™ and associated logos are trademarks of Optical Cable Corporation.

Summary of Company Performance for Third Quarter and First Nine Months of Fiscal Year 2017

●

Consolidated net sales for the third quarter of fiscal year 2017 were $16.4 million, a decrease of 2.9% compared to net sales of $16.9 million for the third quarter of fiscal year 2016. Sequentially, net sales increased 3.7% in the third quarter of fiscal year 2017, compared to net sales of $15.8 million for the second quarter of fiscal year 2017. Consolidated net sales for the first nine months of fiscal year 2017 were $46.9 million, a decrease of less than one percent compared to net sales of $47.3 million for the same period last year.

●

Gross profit was $5.3 million in the third quarter of fiscal year 2017, compared to $5.5 million for the third quarter of fiscal year 2016. Gross profit was $15.8 million for the first nine months of fiscal year 2017, compared to $13.5 million for the first nine months of fiscal year 2016.

●

Gross profit margin (gross profit as a percentage of net sales) was 32.3% during the third quarters of both fiscal years 2017 and 2016. Gross profit margin was 33.7% during the first nine months of fiscal year 2017, compared to 28.6% for the first nine months of fiscal year 2016.

●

Net loss was $295,000, or $0.05 per share, during the third quarter of fiscal year 2017, compared to net income of $188,000, or $0.03 per share, for the comparable period last year. Net loss was $1.2 million, or $0.18 per share, during the first nine months of fiscal year 2017, compared to $2.5 million, or $0.40 per share, during the first nine months of fiscal year 2016.

Results of Operations

We sell our products internationally and domestically to our customers, which include major distributors, various regional and smaller distributors, original equipment manufacturers and value-added resellers. All of our sales to customers outside of the United States are denominated in U.S. dollars. We can experience fluctuations in the percentage of net sales to customers outside of the United States and in the United States from period to period based on the timing of large orders, coupled with the impact of increases and decreases in sales to customers in various regions of the world. Sales outside of the U.S. can also be impacted by fluctuations in the exchange rate of the U.S. dollar compared to other currencies.

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

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended			Nine Months Ended
	July 31,		Percent	July 31,		Percent
	2017	2016	Change	2017	2016	Change
Net sales	$16,432,000	$16,915,000	(2.9)%	$46,886,000	$47,303,000	(0.9)%
Gross profit	5,306,000	5,462,000	(2.9)%	15,779,000	13,515,000	16.7%
SG&A expenses	5,426,000	5,075,000	6.9%	16,517,000	15,514,000	6.5%
Net income (loss) attributable to OCC	(295,000)	188,000	(256.9)%	(1,150,000)	(2,540,000)	54.7%

Three Months Ended July 31, 2017 and 2016

Net Sales

Consolidated net sales for the third quarter of fiscal year 2017 decreased 2.9% to $16.4 million compared to net sales of $16.9 million for the same period last year. We experienced an increase in net sales in our specialty markets in the third quarter of fiscal year 2017 compared to the same period last year, despite significant weakness in the military portion of our specialty markets, but our net increase in the specialty markets was offset by a decrease in net sales in our enterprise markets. Sequentially, net sales increased 3.7% and 12.5%, respectively, in the third quarter of fiscal year 2017, compared to net sales of $15.8 million and $14.6 million for the second and first quarters of fiscal year 2017.

Net sales to customers outside of the United States increased 1.2% in the third quarter of fiscal year 2017, compared to the same period last year, while net sales to customers in the United States decreased 3.8% compared to the same period last year.

Gross Profit

Our gross profit was $5.3 million in the third quarter of fiscal year 2017, a decrease of 2.9% compared to gross profit of $5.5 million in the third quarter of fiscal year 2016. Gross profit margin, or gross profit as a percentage of net sales, was 32.3% in the third quarters of both fiscal years 2017 and 2016.

Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis.

Selling, General, and Administrative Expenses

SG&A expenses increased 6.9% to $5.4 million during the third quarter of fiscal year 2017, compared to $5.1 million for the same period last year. SG&A expenses as a percentage of net sales were 33.0% in the third quarter of fiscal year 2017, compared to 30.0% in the third quarter of fiscal year 2016.

The increase in SG&A expenses during the third quarter of fiscal year 2017 compared to the same period last year was primarily the result of increased employee related costs totaling $340,000. Compensation costs have increased when comparing the third quarter of fiscal 2017 to the comparable period in fiscal year 2016 largely as a result of new hires, selectively added to accomplish long-term strategic objectives.

Royalty Expense, Net

We recognized royalty expense, net of royalty income, totaling $39,000 during the third quarters of both fiscal years 2017 and 2016. We expect the trend of royalty expense completely offsetting royalty income to continue through fiscal year 2017 as a result of the decline in royalty income due to the expiration of patents for licensed products.

Amortization of Intangible Assets

We recognized $7,000 of amortization expense, associated with intangible assets, during the third quarter of fiscal year 2017, compared to $4,000 during the third quarter of fiscal year 2016.

Other Expense, Net

We recognized other expense, net in the third quarter of fiscal year 2017 of $115,000 compared to $163,000 in the third quarter of fiscal year 2016. Other expense, net is comprised primarily of interest expense together with other miscellaneous items. The decrease in other expense, net during the third quarter of fiscal year 2017 compared to the same period last year was primarily due to the decrease in the interest rate, effective December 21, 2016, and changes in the balance of our Revolving Credit Note.

Income (Loss) Before Income Taxes

We reported a loss before income taxes of $281,000 for the third quarter of fiscal year 2017, compared to income before income taxes of $181,000 for the third quarter of fiscal year 2016. The change was primarily due to the decrease in gross profit of $156,000 and the increase in SG&A expenses of $351,000, compared to the same period in 2016.

Income Tax Expense (Benefit)

Income tax expense totaled $14,000 in the third quarter of fiscal year 2017, compared to income tax benefit of $7,000 for the same period in fiscal year 2016. Our effective tax rate for the third quarter of fiscal year 2017 was negative 5.0% compared to negative 4.0% for the third quarter of fiscal year 2016.

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

During fiscal year 2015, we established a $2.4 million valuation allowance against all of our net deferred tax assets. As a result of establishing a full valuation allowance against our net deferred tax assets, if we generate sufficient taxable income in subsequent periods to realize a portion or all of our net deferred tax assets, our effective income tax rate could be unusually low due to the tax benefit attributable to the necessary decrease in our valuation allowance. Further, if we generate losses before taxes in subsequent periods, as we did in the third quarter of fiscal year 2017, our effective income tax rate could also be unusually low as any increase in our net deferred tax asset from such a net operating loss for tax purposes would be offset by a corresponding increase to our valuation allowance against our net deferred tax assets.

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

Net Income (Loss)

Net loss for the third quarter of fiscal year 2017 was $295,000 compared to net income of $188,000 for the third quarter of fiscal year 2016. This change was primarily due to the decrease in income before income taxes of $462,000.

Nine Months Ended July 31, 2017 and 2016

Net Sales

Consolidated net sales for the first nine months of fiscal year 2017 decreased less than one percent to $46.9 million compared to net sales of $47.3 million for the same period last year. We experienced a decrease in net sales in both our enterprise and specialty markets in the first nine months of fiscal year 2017 compared to the same period last year. Net sales to customers in the United States increased less than one percent in the first nine months of fiscal year 2017 compared to the same period last year, while net sales to customers outside of the United States decreased 6.7%. During the first nine months of fiscal year 2017, net sales outside of the United States continued to be negatively impacted by a strong U.S. dollar relative to other currencies, particularly in certain geographic regions.

Gross Profit

Our gross profit was $15.8 million in the first nine months of fiscal year 2017, an increase of 16.7% compared to gross profit of $13.5 million in the first nine months of fiscal year 2016. Gross profit margin, or gross profit as a percentage of net sales, increased to 33.7% in the first nine months of fiscal year 2017 compared to 28.6% in the first nine months of fiscal year 2016.

Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis. Gross profit margin in the first nine months of fiscal year 2017 was positively impacted primarily due to a shift in product mix toward the sale of certain higher margin products in the first nine months of fiscal year 2017 compared to the first nine months of fiscal year 2016.

Selling, General, and Administrative Expenses

SG&A expenses increased 6.5% to $16.5 million for the first nine months of fiscal year 2017 from $15.5 million for the same period last year. SG&A expenses as a percentage of net sales were 35.2% in the first nine months of fiscal year 2017 compared to 32.8% in the first nine months of fiscal year 2016.

The increase in SG&A expenses during the first nine months of fiscal year 2017 compared to the same period last year was primarily the result of increased employee related costs totaling $592,000, increased legal fees totaling $228,000 and increased marketing expenses totaling $110,000. Compensation costs have increased when comparing the first nine months of fiscal 2017 to the comparable period in fiscal year 2016 largely as a result of new hires, selectively added to accomplish strategic objectives, and increases in commissions due to new sales incentive programs added to increase and improve targeted sales activity. Legal fees increased primarily due to legal action undertaken by the Company during the first six months of fiscal year 2017. As expected, legal fees did not recur at the same level in the third quarter of fiscal year 2017 and are not expected to recur at the same level in the final three months of the fiscal year. Marketing expenses increased due to a number of new marketing initiatives and work related to future product launches. The increases in employee related costs, legal fees and marketing expenses were partially offset by a decrease in SG&A expenses associated with Centric Solutions totaling $89,000.

On November 30, 2015, Centric Solutions’ operating lease expired, and Centric Solutions began sharing office and manufacturing space with OCC in our facility near Dallas, Texas. In connection with the move, certain positions were also eliminated. As a result, both reduced employee related costs and reduced rent expense contributed to the decrease in SG&A expenses of Centric Solutions when comparing the first nine months of fiscal year 2017 to the same period in fiscal year 2016.

Royalty Expense, Net

We recognized royalty expense, net of royalty income, totaling $109,000 during the first nine months of fiscal year 2017, compared to $105,000 during the same period last year. We expect the trend of royalty expense completely offsetting royalty income to continue through fiscal year 2017 as a result of the decline in royalty income due to the expiration of patents for licensed products.

Amortization of Intangible Assets

We recognized $19,000 of amortization expense, associated with intangible assets, for the first nine months of fiscal year 2017, compared to amortization expense of $11,000 during the first nine months of fiscal year 2016.

Other Expense, Net

We recognized other expense, net in the first nine months of fiscal year 2017 of $283,000 compared to $440,000 in the first nine months of fiscal year 2016. Other expense, net in the first nine months of fiscal year 2017 was comprised of interest expense and other miscellaneous items, partially offset by income of approximately $171,000, resulting from the reversal of amounts previously accrued upon the favorable settlement of certain legal matters. Other expense, net in the first nine months of fiscal year 2016 was comprised of interest expense and other miscellaneous items. The decrease in other expense, net during the first nine months of fiscal year 2017 compared to the same period last year was primarily due to the decrease in the interest rate, effective December 21, 2016, and changes in the balance of our Revolving Credit Note.

Loss Before Income Taxes

We reported a loss before income taxes of $1.1 million for the first nine months of fiscal year 2017 compared to $2.6 million for the first nine months of fiscal year 2016. This improvement was primarily due to the increase in gross profit of $2.3 million, partially offset by the increase in SG&A expenses of $1.0 million in the first nine months of fiscal year 2017, compared to the same period in 2016.

Income Tax Expense (Benefit)

Income tax expense totaled $1,000 in the first nine months of fiscal year 2017 compared to $7,000 for the same period in fiscal year 2016. Our effective tax rate for the first nine months of fiscal year 2017 was less than negative one percent for the first nine months of both fiscal years 2017 and 2016.

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

During fiscal year 2015, we established a $2.4 million valuation allowance against all of our net deferred tax assets. As a result of establishing a full valuation allowance against our net deferred tax assets, if we generate sufficient taxable income in future periods to realize a portion or all of our net deferred tax assets, our effective income tax rate could be unusually low due to the tax benefit attributable to the necessary decrease in our valuation allowance. Further, if we generate losses before taxes in future periods, as we did in the first nine months of fiscal year 2017, our effective income tax rate could also be unusually low, as any increase in our net deferred tax asset from such a net operating loss for tax purposes, would be offset by a corresponding increase to our valuation allowance against our net deferred tax assets.

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

Net Loss

Net loss attributable to OCC for the first nine months of fiscal year 2017 was $1.2 million compared to $2.5 million for the first nine months of fiscal year 2016. This improvement was due primarily to the decrease in the loss before income taxes of $1.4 million in the first nine months of fiscal year 2017, compared to the same period in fiscal year 2016.

Financial Condition

Total assets increased $1.4 million, or 3.5%, to $42.1 million at July 31, 2017, from $40.7 million at October 31, 2016. This increase was primarily due to a $3.3 million increase in inventories and a $385,000 increase in trade accounts receivable, net, partially offset by a $1.3 million decrease in cash. Inventories increased as the result of the planned replenishment of stock inventory to sufficient levels, increases in work in process levels related to pending shipments and stock replenishment, and the timing of certain raw material purchases. The increase in trade accounts receivable, net largely resulted from the timing of collections. Further detail regarding the decrease in cash is provided in our discussion of “Liquidity and Capital Resources”.

Total liabilities increased $2.0 million, or 12.7%, to $17.9 million at July 31, 2017, from $15.9 million at October 31, 2016. The increase in total liabilities was primarily due to an increase in accounts payable and accrued expenses totaling $1.7 million, primarily due to the timing of vendor payments.

Total shareholders’ equity at July 31, 2017 decreased $600,000 in the first nine months of fiscal year 2017. The decrease resulted primarily from the net loss of $1.2 million, partially offset by share-based compensation, net of $567,000.

Liquidity and Capital Resources

Our primary capital needs during the first nine months of fiscal year 2017 have been to fund working capital requirements, capital expenditures and to make principal payments on long-term debt and our note payable to bank. Our primary source of capital for these purposes has been existing cash, cash provided by operations and advances on our revolving credit facility.

Our cash totaled $529,000 as of July 31, 2017, a decrease of $1.3 million, compared to $1.9 million as of October 31, 2016. The decrease in cash for the nine months ended July 31, 2017 primarily resulted from net cash used in operating activities of $930,000 and capital expenditures totaling $412,000, partially offset by net cash provided by financing activities totaling $48,000.

On July 31, 2017, we had working capital of $22.8 million compared to $22.2 million on October 31, 2016. The ratio of current assets to current liabilities as of July 31, 2017 was 4.9 to 1 compared to 6.4 to 1 as of October 31, 2016. The increase in working capital was primarily due to the $3.3 million increase in inventories and the $385,000 increase in trade accounts receivable, net, partially offset by the $1.3 million decrease in cash and the $1.7 million increase in accounts payable and accrued expenses. The decrease in the current ratio was primarily due to the fact that current assets increased $2.4 million, or 9.0%, while current liabilities increased $1.8 million, or 43.2%.

As of July 31, 2017 and October 31, 2016, we had outstanding loan balances under our revolving credit facilities totaling $5.4 million and $5.0 million, respectively. As of July 31, 2017 and October 31, 2016, we had outstanding loan balances, excluding our revolving credit facility, totaling $6.7 million and $6.9 million, respectively.

Net Cash

Net cash used in operating activities was $930,000 in the first nine months of fiscal year 2017, compared to net cash provided by operating activities of $2.0 million in the first nine months of fiscal year 2016. Net cash used in operating activities during the first nine months of fiscal year 2017 primarily resulted from an increase in inventories totaling $3.3 million and the cash flow impact of increases in trade accounts receivable, net totaling $391,000, partially offset by certain adjustments to reconcile a net loss of $1.2 million to net cash used in operating activities including depreciation, amortization and accretion of $1.2 million and share-based compensation expense of $669,000. Additionally, the cash flow impact of increases in accounts payable and accrued expense of $1.6 million further contributed to offset net cash used in operating activities.

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

Net cash used in investing activities totaled $468,000 in the first nine months of fiscal year 2017, compared to $636,000 in the first nine months of fiscal year 2016. Net cash used in investing activities during the first nine months of fiscal years 2017 and 2016 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment.

Net cash provided by financing activities totaled $48,000 in the first nine months of fiscal year 2017, compared to net cash used in financing activities of $662,000 in the first nine months of fiscal year 2016. Net cash provided by financing activities in the first nine months of fiscal year 2017 resulted primarily from proceeds from a note payable to our bank under our line of credit, net of repayments, totaling $400,000, partially offset by principal payments on long-term debt totaling $215,000. Net cash used in financing activities in the first nine months of fiscal year 2016 resulted primarily from the payment of dividends previously declared totaling $141,000, principal payments on long-term debt totaling $310,000 and refinancing costs totaling $138,000.

We have a plan (the “Repurchase Plan”), approved by our Board of Directors on July 14, 2015, to purchase and retire up to 400,000 shares of our common stock, or approximately 6.0% of the shares then outstanding. We anticipate that the purchases will be made over a 24- to 36-month period, but there is no definite time period for repurchase. As of July 31, 2017, we had 398,400 shares remaining to purchase under this Repurchase Plan.

We have repurchased outstanding common stock outside of the Repurchase Plan directly from certain shareholders and through an odd lot repurchase offer. During the first nine months of fiscal year 2017, we repurchased and retired 5,245 shares for approximately $17,000, outside of the Repurchase Plan.

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

The Agreement with BNC resulted in the lowering of the applicable margin in the Revolving Credit Note and established a floor on the interest rate for the Revolving Credit Note such that the rate will never be less than 2.50% per annum. The Revolving Loan accrues interest at LIBOR plus 2.50% (resulting in a 3.72% rate at July 31, 2017). The Revolving Loan is payable in monthly payments of interest only with principal and any outstanding interest due and payable at maturity.

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

As of July 31, 2017, we had $5.4 million of outstanding borrowings on our Revolving Loan and $1.6 million in available credit.

Capital Expenditures

We did not have any material commitments for capital expenditures as of July 31, 2017. During our 2017 fiscal year budgeting process, we included an estimate for capital expenditures of $2.0 million for the year. These expenditures will be funded out of our working capital or borrowings under our credit facility. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Historically, we have spent less than our budgeted capital expenditures in most fiscal years.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based on the condensed consolidated financial statements and accompanying condensed notes that have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2016 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2016 Form 10-K did not change during the period from November 1, 2016 through July 31, 2017.

New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that expands disclosure requirements and requires an entity to recognize revenue when promised goods or services are transferred to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”) which defers the effective date of the new revenue recognition standard by one year. Under ASU 2015-14, the new revenue recognition standard is effective for the Company beginning in fiscal year 2019. In March 2016, the FASB issued Accounting Standards Update 2016-08, Revenue from Contracts with Customers (Topic 606) Principle versus Agent Considerations, (“ASU 2016-08”). ASU 2016-08 clarifies the implementation guidance on principal-versus-agent considerations. In April 2016, the FASB issued Accounting Standards Update 2016-10, Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing (“ASU 2016-10”). ASU 2016-10 clarifies two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.  In May 2016, the FASB issued Accounting Standards Update 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The amendments in ASU 2016-12 address the areas of collectability, presentation of sales tax and other similar taxes collected from customers, noncash consideration, contract modifications and completed contracts at transition. The update also amends the disclosure requirements within ASU 2014-09 for entities that retrospectively apply the guidance. The amendments in ASU 2016-08, ASU 2016-10 and ASU 2016-12 are effective in conjunction with ASU 2015-14. We are currently evaluating the potential impact of the adoption of this guidance, but do not anticipate that the adoption will significantly change the timing or amount of revenue recognized. Therefore, we believe the adoption will be limited to expanded disclosures with no material impact on our results of operations, financial position and liquidity.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires the recognition of a separate lease liability representing the required lease payments over the lease term and a separate lease asset representing the right to use the underlying asset during the same lease term. Additionally, this ASU provides clarification regarding the identification of certain components of contracts that would represent a lease as well as requires additional disclosures to the notes of the financial statements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period with early adoption permitted. We are currently in the process of compiling an inventory of all leases that fall under the requirement of ASU 2016-02, but do not expect the new guidance to have a material impact on our results of operations, financial position and liquidity and our related financial statement disclosures.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2017. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2017, and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In May 2017, a settlement agreement was reached in the Hazelton Litigation, with the Company’s obligations being less than the amount previously accrued for the minimum earn out amount under the SPA. As a result, the lawsuits filed in the Commonwealth of Virginia and the state of Texas in fiscal year 2016 were dismissed with prejudice.

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

In May 2017, the Company reached a settlement agreement with DiBella, with no monetary impact for the Company. As a result, the Company’s claims against DiBella were dismissed with prejudice in the lawsuit filed in the Commonwealth of Virginia.

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

OPTICAL CABLE CORPORATION (Registrant)

Date: September 12, 2017	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: September 12, 2017	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

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

10.21*

Form of vesting award agreement for non-employee Board members under the Optical Cable Corporation 2017 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.21 of the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2017 filed June 13, 2017).

11.1	Statement regarding computation of per share earnings (incorporated by reference to note 8 of the Condensed Notes to Condensed Consolidated Financial Statements contained herein).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FURNISHED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FURNISHED HEREWITH.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at July 31, 2017 and October 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended July 31, 2017 and 2016, (iii) Condensed Consolidated Statement of Shareholders’ Equity for the nine months ended July 31, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2017 and 2016, and (v) Condensed Notes to Condensed Consolidated Financial Statements. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.