Form 10-K
period 2017-10-31
OPTICAL CABLE CORP
filed 2017-12-20
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

Form 10-K

 ________________________________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2017

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

 Securities registered pursuant to Section 12(g) of the Act: None

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

Large Accelerated Filer ☐    Accelerated Filer ☐    Non-accelerated Filer ☐     Smaller Reporting Company ☒

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes   ☐    No  ☒

The aggregate market value of the registrant’s Common Stock, no par value, held by non-affiliates of the registrant (without admitting any person whose shares are not included in determining such value is an affiliate) as of April 30, 2017, the last business day of the Company’s most recent second quarter was $13,802,066 based upon the closing price of these shares as reported by the Nasdaq Global Market on April 30, 2017.

As of December 12, 2017, the Company had outstanding 7,305,988 common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report filed as Exhibit 13.1 to this report on Form 10-K are incorporated by reference in Part II of this Form 10-K Report: “Corporate Information,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” and “Reports of Independent Registered Public Accounting Firms.” In addition, portions of the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K Report: “Election of Directors,” “Beneficial Ownership of Securities,” “Compensation of Executive Officers,” “Compensation of Directors,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “Code of Ethics,” “Executive Compensation,” “Beneficial Ownership of Securities,” “Equity Compensation Plans Information,” “Certain Relationships and Related Transactions,” “Independent Registered Public Accounting Firm,” and “Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Registered Public Accounting Firm.”

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

OCC primarily manufactures its fiber optic cables at its ISO 9001:2008 registered and MIL-STD-790G certified facility located in Roanoke, Virginia, primarily manufactures its enterprise connectivity products at its ISO 9001:2008 registered facility located near Asheville, North Carolina, and primarily manufactures its harsh environment and specialty connectivity products at its ISO 9001:2008 registered and MIL-STD-790G certified facility located near Dallas, Texas.

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

OCC products include fiber optic and copper cabling, fiber optic and copper connectors, specialty fiber optic and copper connectors, fiber optic and copper patch cords, pre-terminated fiber optic and copper cable assemblies, racks, cabinets, datacom enclosures, fiber optic and copper patch panels, face plates, multi-media boxes, fiber optic reels and accessories and other cable and connectivity management accessories. Our products are designed to meet the most demanding needs of end-users, delivering a high degree of reliability and outstanding performance characteristics. During the past two years, OCC has been granted or received Notice of Allowance for 23 patents for innovative designs of fiber optic and copper connectivity and fiber optic cable.

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

Copper Connectivity Products. OCC’s copper enterprise connectivity products offer customers a comprehensive line of copper system solutions and a line of component compliant products necessary for high speed data and voice applications in equipment rooms, telecommunications closets, datacenters and workstations. Our product offering includes: category compliant patch panels, jacks (standard keystone or proprietary bezel configuration), plugs, patch cords, faceplates, surface mounted boxes, distribution and multi-media boxes, copper rack mount and wall mount enclosures, cable assemblies, cable organizers, and other wiring products. OCC provides products compliant with Category 5e, Category 6 and Category 6A standards in both shielded and unshielded offerings and industry recognized Category 8 test qualification fixtures and Category 8 plugs. OCC pioneered the required technology for high performance RJ45 connectivity applications to Ethernet, holding multiple patents for electrical performance and usability features.

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

Harsh Environment and Specialty Connectivity Products

We design, manufacture, market and sell specialty fiber optic connectors and connectivity components, certain ruggedized copper datacom connectors, and related deployable systems and solutions for military, other harsh environment and specialty applications. For deployable applications, we manufacture a full range of tactical fiber optic connectors that conform to U.S. Department of Defense standards, such as MIL-PRF-29504, MIL-DTL-83522, MIL-DTL-83526, NAVSEA 7379171, and NAVSEA 7379172. In addition to military specified products, we also manufacture commercial grade versions of cylindrical connector products including EZ-MATE™, MHC®-II, MHC®-III and F-LINK™. Many of our products utilize a hermaphroditic design that allows for concatenation of assemblies without regard to connector gender. This design allows for quick and easy deployment and retrieval. To provide more comprehensive interconnect solutions, we designed and developed a complete family of lightweight reels and accessories. Our patented lightweight reels and our patent pending lightweight reel stands are approved for use by the United States military. We manufacture cylindrical connector product for fixed fiber optic or applications requiring optical fiber and copper connections in the same connector. We fabricate a wide variety of simplex, duplex and multi-channel fiber optic assemblies for uses as varied as mining, oil & gas, petrochemical, broadcast, industrial and military applications. Our product offering also includes ruggedized RJ45 connectors.

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

Competitive Business Conditions, Positions in the Industry and Methods of Competition

The fiber optic and copper data communications cables and connectivity enterprise markets and other short- to moderate-distance markets are highly competitive. Our fiber optic cable product lines compete with products of large fiber optic cable manufacturers such as Corning Incorporated, General Cable Corp, Belden Inc., Nexans S.A. (including Berk-Tek), CommScope Holding Company, Inc., OFS, AFL (a subsidiary of Fujikura), and others, some of which manufacture optical fiber. Our copper cable product lines compete with products of large copper cable manufacturers such as General Cable Corp., Belden Inc., Nexans S.A. (including Berk-Tek), CommScope Holding Company, Inc. and others. Our fiber optic and copper connectivity product lines compete with products of large fiber optic and copper connectivity manufacturers such as CommScope Holding Company, Inc., Corning Incorporated, Leviton, Legrand S.A. (including Ortronics), Panduit and others. Our harsh environment and specialty connectivity product lines compete with products of Corning Incorporated, Amphenol Corporation (including AFSI), Delphi and others.

Some of our competitors are more established, benefit from greater market recognition and have much greater financial, research and development, production and marketing resources than we do. Competition could increase if new companies enter the market or if existing competitors expand their product lines.

Compliance with Environmental Laws

We are not aware of any material violations at our facilities of any local, state or federal environmental laws. We have not incurred any material expenditures related to environmental compliance during our 2017 fiscal year. We believe that we have materially complied with all applicable environmental regulations.

Research and Development Activities

Research and development costs totaled $1.3 million for each of the fiscal years ended October 31, 2017, 2016 and 2015. Our research and development costs related to a variety of research projects performed in connection with our enterprise connectivity product lines including, but not limited to, Category 8 product development. The product development work with respect to our fiber optic cable products and our harsh environment and specialty connectivity products is generally associated with product improvements and customer product development requests and is characterized as engineering expense allocated to costs of goods sold and selling, general and administrative expenses, rather than characterized as research and development costs.

Customers and End-Users

We have a global customer base, selling in approximately 50 countries in fiscal year 2017.

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

•

Military. Our core fiber optic cable technologies enable us to develop and efficiently produce fiber optic cables for military tactical applications that survive extreme mechanical and environmental conditions. We are certified by the United States Department of Defense (“U.S. DoD”) as a qualified supplier of ground tactical fiber optic cable. Both our Roanoke and Dallas manufacturing facilities have also been certified by the U.S. DoD as MIL-STD-790G facilities, one of the most respected certifications in the defense industry. We also supply the U.S. DoD with tactical fiber optic cable assemblies, which we sell as fiber optic cables connectorized with qualified military connectors on military reels and reel stands ready for deployment.

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

Employees

As of October 31, 2017, we employed a total of 356 persons (excluding independent sales representatives and firms). None of our employees is represented by a labor union. We have experienced no work stoppages and we continue to take steps we believe appropriate to ensure our employee relations are good.

Item 1A. RISK FACTORS

Item 1A. Risk Factors is not required for a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended.

Certain risk factors that may adversely affect the Company, the Company’s future results of operations and future financial condition, and future market valuation of the Company are mentioned under “Forward-Looking Information” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report for the fiscal year ended October 31, 2017 (filed as Exhibit 13.1 to this report on Form 10-K), and in our Quarterly Reports on Form 10-Q.

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

We lease our facility near Dallas, Texas (in Plano, Texas). Our Dallas facility primarily houses administrative offices, our harsh environment and specialty connectivity manufacturing operations, our harsh environment and specialty connectivity product development function, our harsh environment and specialty connectivity warehouse and our Centric Solutions’ business. Our Dallas facility is located in an industrial complex of suites. The space leased is approximately 34,000 square feet.

We lease a warehouse facility in Roanoke, Virginia. The space leased is approximately 36,000 square feet and is used primarily to store raw materials related to our fiber optic cable products.

We believe that we are currently operating at approximately 50% of our production equipment capacity on average at our collective manufacturing facilities during fiscal year 2017. Since various production equipment is specialized and our product mix varies, individual manufacturing equipment may operate at higher or lower production capacity during various times during any given period of time.

Additional personnel would need to be hired and trained, additional warehousing space may be needed, and, depending on product mix, certain additional production equipment may need to be acquired, to utilize our excess production equipment capacity at all of our facilities. We can provide no assurance as to the time required to complete the process of hiring and training personnel or to acquire and install certain additional production equipment or our ability to secure additional warehousing space, necessary to utilize our excess production capacity.

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

PART II

Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information pertaining to shareholders beneficially owning more than five percent of the Company’s common stock and the security ownership of management, which is set forth under the caption “Beneficial Ownership of Securities” in the Proxy Statement for the 2018 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The Company had 7,315,605 shares of common stock issued and outstanding at October 31, 2017. Employees of the Company and members of the Board of Directors owned at least 37.9% of the shares issued and outstanding at October 31, 2017, including shares still subject to potential forfeiture based on vesting requirements.

Issuer Purchases of Equity Securities

The Company has a plan (the “Repurchase Plan”), approved by its Board of Directors on July 14, 2015, to purchase and retire up to 400,000 shares of the Company’s common stock, or approximately 6.0% of the shares then outstanding. The Company anticipates that the purchases will be made over a 24- to 36-month period, but there is no definite time period for repurchase. For the three-month period ended October 31, 2017, the Company did not repurchase and retire any shares of its outstanding common stock under the Plan and had 398,400 shares remaining to purchase under the Repurchase Plan.

The Company repurchased outstanding common stock outside of the Repurchase Plan directly from certain shareholders and through an odd lot repurchase offer. During fiscal year 2017, OCC repurchased and retired a total of 5,701 shares for $18,122, outside of the Repurchase Plan.

The information contained under the caption “Corporate Information” of our Annual Report for the fiscal year ended October 31, 2017, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 6.     SELECTED FINANCIAL DATA

Not required for a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended.

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for the fiscal year ended October 31, 2017, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of October 31, 2017, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information contained under the captions “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” and “Reports of Independent Registered Public Accounting Firms” of our Annual Report for the fiscal year ended October 31, 2017, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in our accountants and we did not have any disagreements with our accountants on any accounting matter or financial disclosure made during our fiscal year ended October 31, 2017.

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

As of October 31, 2017, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer (principal accounting officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2017.

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

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline. Management conducted an evaluation of the design and effectiveness of the Company’s system of internal control over financial reporting as of October 31, 2017, based on the framework set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on its evaluation, management concluded that, as of October 31, 2017, the Company’s internal control over financial reporting was effective.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information with respect to the Directors of the registrant, see “Election of Directors,” “Directors,” and “Executive Officers” in the Proxy Statement for the 2018 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

For information with respect to the executive officers of the registrant, see “Executive Officers” in the Proxy Statement for the 2018 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

The information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, which is set forth under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement for the 2018 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning the Company’s code of ethics that applies to the Company’s principal executive officer and the Company’s senior financial officers required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Code of Ethics.”

Item 11. EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation,” and “Director Compensation” in the Proxy Statement for the 2018 Annual Meeting of Shareholders of the Company is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (shares)	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (shares)
Equity compensation plans:
Second Amended & Restated 2011 Stock Incentive Plan	805,578	$—	—
2017 Stock Incentive Plan	31,380	$—	584,499
Total	836,958	$—	584,499

(1) Includes restricted shares that are issued and outstanding, but have not yet vested and are subject to forfeiture.

The term “shares” in the table above means our common shares.

The information concerning stock ownership by directors, executive officers and shareholders beneficially owning more than five percent of the Company’s common stock, which is set forth under the caption “Beneficial Ownership of Securities” in the Proxy Statement for the 2018 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning securities authorized for issuance under equity compensation plans required by this Item, pursuant to Item 201(d) of Regulation S-K, is incorporated by reference to the Company’s Proxy Statement under the heading “Equity Compensation Plans Information.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information with respect to certain transactions with management of the Company, which is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement for the 2018 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information with respect to certain principal accountant fees and services, which is set forth under the caption “Independent Registered Public Accounting Firm” in the Proxy Statement for the 2018 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning pre-approval policies for audit and non-audit services required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.”

The Company has agreed to indemnify and hold KPMG LLP (“KPMG”) harmless against and from any and all legal costs and expenses incurred by KPMG in successful defense of any legal action or proceeding that arises as a result of KPMG’s consent to the incorporation by reference of its audit report on the Company’s past financial statements incorporated by reference in this Form 10-K.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) List of documents filed as part of this report:

1.

Financial statements: The Company’s consolidated financial statements and related notes thereto are hereby incorporated by reference to pages 23 to 46 of the Company’s Annual Report filed as Exhibit 13.1 to this Form 10-K.

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

10.1*	Optical Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2005).

10.2*	Optical Cable Corporation 2011 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2011).

10.3*	Optical Cable Corporation Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 27, 2013).

10.4*	Optical Cable Corporation Second Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed March 4, 2015).

10.5*	Optical Cable Corporation 2017 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed March 13, 2017).

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

10.22*

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

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended October 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of October 31, 2017 and 2016, (ii) Consolidated Statements of Operations for the years ended October 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the years ended October 31, 2017, 2016 and 2015, and (v) Notes to Consolidated Financial Statements. FILED HEREWITH.

_________________________

*	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTICAL CABLE CORPORATION

Date:	December 20, 2017	By:	/S/ NEIL D. WILKIN, JR.
Neil D. Wilkin, Jr. Chairman of the Board of Directors, President and Chief Executive Officer

Date:	December 20, 2017	By:	/S/ TRACY G. SMITH
Tracy G. Smith Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 20, 2017.

Date:	December 20, 2017	/S/ NEIL D. WILKIN, JR.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date:	December 20, 2017	/S/ RANDALL H. FRAZIER
Randall H. Frazier Director

Date:	December 20, 2017	/S/ JOHN M. HOLLAND
John M. Holland Director

Date:	December 20, 2017	/S/ JOHN A. NYGREN
John A. Nygren Director

Date:	December 20, 2017	/S/ CRAIG H. WEBER
Craig H. Weber Director

Date:	December 20, 2017	/S/ JOHN B. WILLIAMSON, III
John B. Williamson, III Director