Form 10-Q
period 2018-01-31
OPTICAL CABLE CORP
filed 2018-03-13
CIK 1000230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

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

As of March 8, 2018, 7,654,247 shares of the registrant’s Common Stock, no par value, were outstanding.

optical cable corporation

Form 10-Q Index

Three Months Ended January 31, 2018

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OPTICAL CABLE CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	January 31,	October 31,
	2018	2017
Assets
Current assets:
Cash	$528,949	$891,169
Trade accounts receivable, net of allowance for doubtful accounts of $107,808 at January 31, 2018 and $87,446 at October 31, 2017	11,309,222	8,940,540
Other receivables	22,123	72,098
Inventories	17,621,540	16,781,449
Prepaid expenses	453,328	418,122
Total current assets	29,935,162	27,103,378

Property and equipment, net	11,892,289	12,210,692
Income taxes refundable - noncurrent	35,118	—
Intangible assets, net	642,686	624,264
Other assets, net	106,085	200,846
Total assets	$42,611,340	$40,139,180
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$253,266	$250,726
Accounts payable and accrued expenses	4,996,246	2,590,252
Accrued compensation and payroll taxes	1,707,354	1,340,749
Income taxes payable	16,806	15,150
Total current liabilities	6,973,672	4,196,877

Note payable to bank	5,900,000	5,700,000
Long-term debt, excluding current installments	6,355,868	6,419,607
Other noncurrent liabilities	124,558	133,174
Total liabilities	19,354,098	16,449,658
Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 7,674,938 shares at January 31, 2018 and 7,315,605 shares at October 31, 2017	11,739,876	11,762,021
Retained earnings	11,517,366	11,927,501
Total shareholders’ equity	23,257,242	23,689,522
Commitments and contingencies
Total liabilities and shareholders’ equity	$42,611,340	$40,139,180

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	January 31,
	2018	2017
Net sales	$17,551,040	$14,606,252
Cost of goods sold	12,322,220	9,795,853

Gross profit	5,228,820	4,810,399

Selling, general and administrative expenses	5,557,693	5,192,648
Royalty (income) expense, net	(5,415)	31,251
Amortization of intangible assets	7,239	5,829

Loss from operations	(330,697)	(419,329)

Other expense, net:
Interest expense	(128,826)	(147,813)
Other, net	9,903	(69,225)

Other expense, net	(118,923)	(217,038)

Loss before income taxes	(449,620)	(636,367)

Income tax benefit	(39,485)	(20,600)

Net loss	$(410,135)	$(615,767)

Net loss per share: Basic and diluted	$(0.06)	$(0.09)

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Three Months Ended January 31, 2018
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2017	7,315,605	$11,762,021	$11,927,501	$23,689,522

Share-based compensation, net	359,333	(22,145)	—	(22,145)

Net loss	—	—	(410,135)	(410,135)

Balances at January 31, 2018	7,674,938	$11,739,876	$11,517,366	$23,257,242

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	January 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(410,135)	$(615,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	408,284	506,342
Bad debt expense (recovery)	23,489	(568)
Share-based compensation expense	113,354	148,920
Loss on sale of property and equipment	6,597	78,482
(Increase) decrease in:
Trade accounts receivable	(2,392,171)	382,725
Other receivables	49,975	21,437
Inventories	(840,091)	(1,017,384)
Prepaid expenses	(35,206)	(14,555)
Income taxes refundable - noncurrent	(35,118)	—
Increase (decrease) in:
Accounts payable and accrued expenses	2,453,419	465,111
Accrued compensation and payroll taxes	366,605	5,873
Income taxes payable	1,656	(2,100)
Other noncurrent liabilities	(8,616)	(27,428)

Net cash used in operating activities	(297,958)	(68,912)

Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(41,903)	(68,117)
Investment in intangible assets	(25,661)	2,277

Net cash used in investing activities	(67,564)	(65,840)

Cash flows from financing activities:
Payroll taxes withheld and remitted on share-based payments	(135,499)	(11,279)
Proceeds from note payable to bank	750,000	—
Principal payments on long-term debt and note payable to bank	(611,199)	(471,758)
Repurchase of common stock	—	(15,594)

Net cash provided by (used in) financing activities	3,302	(498,631)

Net decrease in cash	(362,220)	(633,383)

Cash at beginning of period	891,169	1,879,064

Cash at end of period	$528,949	$1,245,681

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2018

(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2018 are not necessarily indicative of the results for the fiscal year ending October 31, 2018 because the following items, among other things, may impact those results: changes in market conditions, seasonality, changes in technology, competitive conditions, ability of management to execute its business plans, as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2017 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2017.

In July 2015, the FASB issued Accounting Standards Update 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 changes the inventory valuation method from lower of cost or market to lower of cost and net realizable value for inventory valued using first-in, first-out or average cost. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and should be applied prospectively. The Company adopted ASU 2015-11 effective November 1, 2017. The adoption did not have any impact on our results of operations, financial position or liquidity or our related financial statement disclosures.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. The Company adopted ASU 2016-09 effective November 1, 2017. The adoption did not have any impact on our results of operations, financial position or liquidity or our related financial statement disclosures.

(2)	Stock Incentive Plans and Other Share-Based Compensation

As of January 31, 2018, there were approximately 225,000 remaining shares available for grant under the Optical Cable Corporation 2017 Stock Incentive Plan (“2017 Plan”).

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2018

(Unaudited)

Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations for the three months ended January 31, 2018 and 2017 was $113,354 and $148,920, respectively. Share-based compensation expense is entirely related to expense recognized in connection with the vesting of restricted stock awards or other stock awards.

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

During the three months ended January 31, 2018, restricted stock awards for employees under the 2017 Plan totaling 445,689 shares were approved by the Compensation Committee of the Board of Directors of the Company. All of the restricted shares granted are operational performance-based shares vesting over approximately five years beginning on January 31, 2019 based on the achievement of certain quantitative operational performance goals. The Company uses gross profit growth as its performance-based measure for restricted stock awards granted to employees.

Restricted stock award activity during the three months ended January 31, 2018 consisted of restricted stock grants totaling 445,689 shares, restricted shares forfeited totaling 28,693 and restricted shares withheld for taxes in connection with the vesting of restricted shares totaling 57,663. Employees and non-employee Directors have the option to surrender shares to pay for withholding tax obligations resulting from any vesting restricted shares, or to pay cash to the Company or taxing authorities in the amount of the withholding taxes owed on the value of any vesting restricted shares in order to avoid surrendering shares.

As of January 31, 2018, the estimated amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will recognize over a 3.5 year weighted-average period is approximately $3.2 million.

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the three months ended January 31, 2018 and 2017 follows:

	Three Months Ended
	January 31,
	2018	2017
Balance at beginning of period	$87,446	$74,266
Bad debt expense (recovery)	23,489	(568)
Losses charged to allowance	(3,127)	(4,729)
Balance at end of period	$107,808	$68,969

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2018

(Unaudited)

(4)	Inventories

Inventories as of January 31, 2018 and October 31, 2017 consist of the following:

	January 31,	October 31,
	2018	2017
Finished goods	$5,131,672	$5,869,269
Work in process	3,501,825	2,507,434
Raw materials	8,705,484	8,108,433
Production supplies	282,559	296,313
Total	$17,621,540	$16,781,449

(5)	Product Warranties

As of January 31, 2018 and October 31, 2017, the Company’s accrual for estimated product warranty claims totaled $140,000 and $180,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense for the three months ended January 31, 2018 and 2017 totaled $41,996 and $47,855, respectively.

The following table summarizes the changes in the Company’s accrual for product warranties during the three months ended January 31, 2018 and 2017:

	Three Months Ended
	January 31,
	2018	2017
Balance at beginning of period	$180,000	$70,000
Liabilities accrued for warranties issued during the period	120,308	71,161
Warranty claims and costs paid during the period	(81,996)	(32,855)
Changes in liability for pre-existing warranties during the period	(78,312)	(23,306)
Balance at end of period	$140,000	$85,000

(6)	Long-term Debt and Note Payable to Bank

The Company has credit facilities consisting of a real estate term loan, as amended and restated (the “Virginia Real Estate Loan”), a supplemental real estate term loan, as amended and restated (the “North Carolina Real Estate Loan”) and a revolving credit note.

Both the Virginia Real Estate Loan and the North Carolina Real Estate Loan are with Pinnacle Financial Partners (“Pinnacle”), have a fixed interest rate of 3.95% and are secured by a first priority lien on all of the Company’s personal property and assets, all money, goods, machinery, equipment, fixtures, inventory, accounts, chattel paper, letter of credit rights, deposit accounts, commercial tort claims, documents, instruments, investment property and general intangibles now owned or hereafter acquired by the Company and wherever located, as well as a first lien deed of trust on the Company’s real property.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2018

(Unaudited)

Long-term debt as of January 31, 2018 and October 31, 2017 consists of the following:

	January 31,	October 31,
	2018	2017
Virginia Real Estate Loan ($6.5 million original principal) payable in monthly installments of $31,812, including interest (at 3.95%), with final payment of $3,644,211 due May 1, 2024	$4,915,223	$4,960,738
North Carolina Real Estate Loan ($2.24 million original principal) payable in monthly installments of $10,963, including interest (at 3.95%), with final payment of $1,255,850 due May 1, 2024	1,693,911	1,709,595
Total long-term debt	6,609,134	6,670,333
Less current installments	253,266	250,726
Long-term debt, excluding current installments	$6,355,868	$6,419,607

The Revolving Credit Note (“Revolver”) with Pinnacle provides the Company with a $7.0 million revolving line of credit (“Revolving Loan”) for the working capital needs of the Company. Under the Revolver, Pinnacle provides the Company with one or more revolving loans in a collective maximum principal amount of $7.0 million. The Company may borrow, repay, and reborrow at any time or from time to time while the Revolving Loan is in effect. The maturity date of the Revolver is currently March 31, 2019.

The applicable margin in the Revolving Credit Note has a floor on the interest rate for the Revolving Credit Note such that the rate will never be less than 2.50% per annum. The Revolving Loan accrues interest at LIBOR plus 2.50% (resulting in a 4.07% rate at January 31, 2018). The Revolving Loan is payable in monthly payments of interest only with principal and any outstanding interest due and payable at maturity.

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

As of January 31, 2018, the Company had $5.9 million of outstanding borrowings on its Revolving Loan and $1.1 million in available credit. As of October 31, 2017, the Company had outstanding borrowings of $5.7 million on its Revolving Loan and $1.3 million in available credit.

(7)	Fair Value Measurements

The carrying amounts reported in the condensed consolidated balance sheets as of January 31, 2018 and October 31, 2017 for cash, trade accounts receivable, other receivables and accounts payable and accrued expenses, including accrued compensation and payroll taxes, approximate fair value because of the short maturity of these instruments. The carrying values of the Company’s note payable to bank and long-term debt approximate fair value based on similar long-term debt issues available to the Company as of January 31, 2018 and October 31, 2017. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2018

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

The following is a reconciliation of the numerators and denominators of the net loss per share computations for the periods presented:

	Three months ended
	January 31,
	2018	2017
Net loss (numerator)	$(410,135)	$(615,767)

Shares (denominator)	6,667,595	6,486,739

Basic and diluted net loss per share	$(0.06)	$(0.09)

Weighted average unvested shares for the three months ended January 31, 2018 and 2017 totaling 643,005 and 623,415, respectively, while issued and outstanding, were not included in the computation of basic and diluted net loss per share for the three months ended January 31, 2018 and 2017 (because to include such shares would have been antidilutive, or in other words, to do so would have reduced the net loss per share for those periods).

(9)	Segment Information and Business and Credit Concentrations

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of January 31, 2018 have been adequately provided for in the condensed consolidated financial statements.

For the three months ended January 31, 2018, 21.3% of consolidated net sales were attributable to one customer. For the three months ended January 31, 2017, 16.5% of consolidated net sales were attributable to a different customer.

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

Three Months Ended January 31, 2018

(Unaudited)

(11)	New Accounting Standards Not Yet Adopted

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that expands disclosure requirements and requires an entity to recognize revenue when promised goods or services are transferred to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”) which defers the effective date of the new revenue recognition standard by one year. Under ASU 2015-14, the new revenue recognition standard is effective for the Company beginning in fiscal year 2019. The FASB has also issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20 and ASU 2017-14 all of which clarify certain implementation guidance within ASU 2014-09. The Company is currently evaluating the potential impact of the adoption of this guidance, but does not anticipate that the adoption will significantly change the timing or amount of revenue recognized. Therefore, the Company believes the adoption will be limited to expanded disclosures with no material impact on its results of operations, financial position and liquidity.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires the recognition of a separate lease liability representing the required lease payments over the lease term and a separate lease asset representing the right to use the underlying asset during the same lease term. Additionally, this ASU provides clarification regarding the identification of certain components of contracts that would represent a lease as well as requires additional disclosures to the notes to the financial statements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period with early adoption permitted. The Company is currently evaluating the provisions of ASU 2016-02 in order to determine the impact on its results of operations, financial position and liquidity and its related financial statement disclosures. The Company expects the adoption of ASU 2016-02 may result in an increase to its long-term assets and liabilities on its consolidated balance sheet depending on the resulting impact of any decision by the Company to renew, extend or replace its two existing real estate leases, as the current leases expire; however, the Company does not expect the adoption to have a material impact on its results of operations, financial position and liquidity and its related financial statement disclosures.

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

Three Months Ended January 31, 2018

(Unaudited)

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

Founded in 1983, Optical Cable Corporation is headquartered in Roanoke, Virginia with offices, manufacturing and warehouse facilities located in Roanoke, Virginia, near Asheville, North Carolina and near Dallas, Texas. We primarily manufacture our fiber optic cables at our Roanoke facility, which is ISO 9001:2015 registered and MIL-STD-790G certified, primarily manufacture our enterprise connectivity products at our Asheville facility, which is ISO 9001:2015 registered, and primarily manufacture our harsh environment and specialty connectivity products at our Dallas facility which is ISO 9001:2008 registered and MIL-STD-790G certified.

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

Summary of Company Performance for First Quarter of Fiscal Year 2018

●

Net sales for the first quarter of fiscal year 2018 were $17.6 million, an increase of 20.2% compared to net sales of $14.6 million for the first quarter of fiscal year 2017, and a sequential increase of 2.0% compared to net sales of $17.2 million for the fourth quarter of fiscal year 2017.

●

As of January 31, 2018, our sales order backlog/forward load was $14.8 million, or approximately 11 to 12 weeks of net sales (on a trailing 12 month basis). At the end of February 2018, our sales order backlog/forward load further increased to $19.0 million, or approximately 14 to 15 weeks of net sales (on a trailing 12 month basis), as compared to our sales order backlog/forward load that varies throughout the year, but is generally between approximately 3 to 4 weeks of net sales, or approximately $4 million to $5 million. As a result, at this time we believe it is likely we will see a significant positive impact on net sales during the second quarter of fiscal year 2018, compared to the same period last year.

●	Gross profit increased 8.7% to $5.2 million in the first quarter of fiscal year 2018, compared to $4.8 million for the first quarter of fiscal year 2017.

●	Gross profit margin (gross profit as a percentage of net sales) was 29.8% during the first quarter of fiscal year 2018, compared to 32.9% for the first quarter of fiscal year 2017.

●	Net loss was $410,000, or $0.06 per share, during the first quarter of fiscal year 2018, compared to $616,000, or $0.09 per share, for the comparable period last year.

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

Net sales consist of gross sales of products by the Company and its subsidiaries on a consolidated basis less discounts, refunds and returns. Revenue is recognized at the time of product shipment or delivery to the customer (including distributors) provided that the customer takes ownership and assumes risk of loss (based on shipping terms), collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Our customers generally do not have the right of return unless a product is defective or damaged and is within the parameters of the product warranty in effect for the sale.

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

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended January 31,		Percent
	2018	2017	Change
Net sales	$17,551,000	$14,606,000	20.2%
Gross profit	5,229,000	4,810,000	8.7%
SG&A expenses	5,558,000	5,193,000	7.0%
Net loss	(410,000)	(616,000)	33.4%

Three Months Ended January 31, 2018 and 2017

Net Sales

Consolidated net sales for the first quarter of fiscal year 2018 increased 20.2% to $17.6 million compared to net sales of $14.6 million for the same period last year. Sequentially, consolidated net sales increased 2.0% compared to net sales of $17.2 million for the fourth quarter of fiscal year 2017. We experienced an increase in net sales in our specialty markets in the first quarter of fiscal year 2018 compared to the same period last year, particularly in our military and wireless carrier markets. This increase in the specialty markets was partially offset by a decrease in net sales in our enterprise markets.

Net sales to customers outside of the United States increased 32.1% in the first quarter of fiscal year 2018, compared to the same period last year, and net sales to customers in the United States increased 17.3% compared to the same period last year.

During our first fiscal quarter of 2018, we experienced an increase in our sales order backlog/forward load—particularly for our fiber optic cable products. Generally, OCC’s consolidated sales order backlog/forward load varies throughout the year between approximately 3 to 4 weeks of net sales, or approximately $4 million to $5 million. As of January 31, 2018, our sales order backlog/forward load was $14.8 million, or approximately 11 to 12 weeks of net sales (on a trailing 12 month basis). At the end of February 2018, our sales order backlog/forward load further increased to $19.0 million, or approximately 14 to 15 weeks of net sales (on a trailing 12 month basis). As a result of our elevated sales order backlog/forward load, at this time, we believe it is likely we will see a significant positive impact on net sales during the second quarter of fiscal year 2018, compared to the same period last year. Our current sales order backlog/forward load includes orders for hybrid fiber optic cable products with high copper content. Certain of these particular orders are for hybrid products that tend to have lower gross profit margins.

Gross Profit

Our gross profit increased to $5.2 million in the first quarter of fiscal year 2018, an increase of 8.7% compared to gross profit of $4.8 million in the first quarter of fiscal year 2017. Gross profit margin, or gross profit as a percentage of net sales, was 29.8% in the first quarter of fiscal year 2018 compared to 32.9% in the first quarter of fiscal year 2017.

Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis. Gross profit margin in the first quarter of fiscal year 2018 was negatively impacted primarily due to a shift in product mix toward the sale of certain lower margin products in the first quarter of fiscal year 2018 compared to the first quarter of fiscal year 2017.

Selling, General, and Administrative Expenses

SG&A expenses increased 7.0% to $5.6 million during the first quarter of fiscal year 2018, compared to $5.2 million for the same period last year. SG&A expenses as a percentage of net sales were 31.7% in the first quarter of fiscal year 2018, compared to 35.6% in the first quarter of fiscal year 2017.

The increase in SG&A expenses during the first quarter of fiscal year 2018 compared to the same period last year was primarily the result of increased employee related costs totaling $375,000. Compensation costs have increased largely as a result of new hires, selectively added to accomplish long-term strategic objectives, and increases in commissions due to increases in net sales in the first quarter of fiscal 2018, as compared to the first quarter of fiscal year 2017.

Royalty Income (Expense), Net

We recognized royalty income, net of royalty and related expenses, totaling $5,000 during the first quarter of fiscal year 2018 compared to royalty expense, net of royalty income, totaling $31,000 during the first quarter of fiscal year 2017. The change when comparing the first quarter of fiscal year 2018 to the same period last year is due to the expiration of a patent in the fourth quarter of fiscal year 2017 for a previously licensed product sold by OCC. We expect the trend of royalty income to offset royalty expense to continue in fiscal year 2018.

Amortization of Intangible Assets

We recognized $7,000 of amortization expense, associated with intangible assets, during the first quarter of fiscal year 2018, compared to $6,000 during the first quarter of fiscal year 2017.

Other Expense, Net

We recognized other expense, net in the first quarter of fiscal year 2018 of $119,000 compared to $217,000 in the first quarter of fiscal year 2017. Other expense, net is comprised primarily of interest expense together with other miscellaneous items which may fluctuate from period to period. The decrease in other expense, net during the first quarter of fiscal year 2018 compared to the same period last year was primarily due to the decrease in the interest rates, effective in fiscal year 2017, of our real estate term loans and revolving credit note.

Loss Before Income Taxes

We reported a loss before income taxes of $450,000 for the first quarter of fiscal year 2018, compared to $636,000 for the first quarter of fiscal year 2017. The improvement was primarily due to the increase in gross profit of $418,000, partially offset by the increase in SG&A expenses of $365,000, compared to the same period in 2017.

Income Tax Benefit

Income tax benefit totaled $39,000 in the first quarter of fiscal year 2018, compared to $21,000 for the same period in fiscal year 2017. Our effective tax rate for the first quarter of fiscal year 2018 was 8.8% compared to 3.2% for the first quarter of fiscal year 2017.

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

During fiscal year 2015, we established a valuation allowance against all of our net deferred tax assets. As a result of establishing a full valuation allowance against our net deferred tax assets, if we generate sufficient taxable income in subsequent periods to realize a portion or all of our net deferred tax assets, our effective income tax rate could be unusually low due to the tax benefit attributable to the necessary decrease in our valuation allowance. Further, if we generate losses before taxes in subsequent periods, as we did in the first quarter of fiscal year 2018, our effective income tax rate could also be unusually low as any increase in our net deferred tax asset from such a net operating loss for tax purposes would be offset by a corresponding increase to our valuation allowance against our net deferred tax assets.

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

The Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, lowers the statutory federal corporate income tax rate from 35% to 21%. The reduction of the statutory federal corporate tax rate to 21% became effective on January 1, 2018. Because our fiscal year 2018 commenced on November 1, 2017, the annual statutory federal corporate tax rate applicable to fiscal year 2018 is a blended rate of 23.2%. Beginning in our 2019 fiscal year, the annual statutory federal corporate tax rate will be 21%. As a result of the reduction in the federal corporate tax rate, we remeasured our net deferred tax assets and the corresponding valuation allowance in the period that includes the enactment date of the Tax Act, resulting in a reduction of $1.3 million in both our net deferred tax assets and the corresponding valuation allowance. The use of a blended rate may result in further adjustment to the remeasurement of the net deferred tax assets and the corresponding valuation allowance in the fourth quarter of fiscal year 2018, when the annual results are finalized and the annual change in gross temporary differences are determined. Because we decreased both our net deferred tax assets and our valuation allowance by the same amount, there was no impact on our results of operations from the remeasurement. Any future benefit we may realize from our net deferred tax assets is effectively reduced by $1.3 million, adjusted for any changes that may be recorded in the fourth quarter of fiscal year 2018, as a result of the remeasurement.

As of October 31, 2017, prior to the enactment of the Tax Act, our valuation allowance totaled $3.6 million, completely offsetting our net deferred tax assets.

Net Loss

Net loss for the first quarter of fiscal year 2018 was $410,000 compared to $616,000 for the first quarter of fiscal year 2017. This improvement was primarily due to the decrease in loss before income taxes of $187,000.

Financial Condition

Total assets increased $2.5 million, or 6.2%, to $42.6 million at January 31, 2018, from $40.1 million at October 31, 2017. This increase was primarily due to a $2.4 million increase in trade accounts receivable, net and an $840,000 increase in inventories. The increase in trade accounts receivable, net largely resulted from the increase in net sales in the first quarter of fiscal year 2018 when compared to the fourth quarter of fiscal year 2017. Inventories increased as the result of the timing of certain raw material purchases and increases in work in process levels related to pending shipments.

Total liabilities increased $2.9 million, or 17.7%, to $19.4 million at January 31, 2018, from $16.4 million at October 31, 2017. The increase in total liabilities was primarily due to an increase in accounts payable and accrued expenses totaling $2.4 million, primarily resulting from purchases of raw materials in preparation for the manufacture and shipment of orders in the second quarter of fiscal year 2018 for which payment was not yet due as of January 31, 2018.

Total shareholders’ equity at January 31, 2018 decreased $432,000 in the first quarter of fiscal year 2018. The decrease resulted primarily from a net loss of $410,000.

Liquidity and Capital Resources

Our primary capital needs during the first quarter of fiscal year 2018 have been to fund working capital requirements and to make principal payments on long-term debt. Our primary source of capital for these purposes has been existing cash, borrowings under our revolving credit facility and cash provided by operations.

Our cash totaled $529,000 as of January 31, 2018, a decrease of $362,000, compared to $891,000 as of October 31, 2017. The decrease in cash for the three months ended January 31, 2018 primarily resulted from net cash used in operating activities of $298,000.

On January 31, 2018, we had working capital of $23.0 million compared to $22.9 million on October 31, 2017. The ratio of current assets to current liabilities as of January 31, 2018 was 4.3 to 1 compared to 6.5 to 1 as of October 31, 2017. The increase in working capital was primarily due to the $2.4 million increase in trade accounts receivable, net and the $840,000 increase in inventories, partially offset by the $2.4 million increase in accounts payable and accrued expenses. The decrease in the current ratio was primarily due to the fact that current assets increased $2.8 million, or 10.4%, while current liabilities increased $2.8 million, or 66.2%.

As of January 31, 2018 and October 31, 2017, we had outstanding loan balances under our revolving credit facilities totaling $5.9 million and $5.7 million, respectively. As of January 31, 2018 and October 31, 2017, we had outstanding loan balances, excluding our revolving credit facility, totaling $6.6 million and $6.7 million, respectively.

Net Cash

Net cash used in operating activities was $298,000 in the first quarter of fiscal year 2018, compared to $69,000 in the first quarter of fiscal year 2017. Net cash used in operating activities during the first quarter of fiscal year 2018 primarily resulted from an increase in the cash flow impact of increases in trade accounts receivable, net totaling $2.4 million and an increase in inventories totaling $840,000, partially offset by certain adjustments to reconcile a net loss of $410,000 to net cash used in operating activities including depreciation and amortization of $408,000 and share-based compensation expense of $113,000. Additionally, the cash flow impact of increases in accounts payable and accrued expense of $2.5 million further contributed to offset net cash used in operating activities.

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

Net cash used in investing activities totaled $68,000 in the first quarter of fiscal year 2018, compared to $66,000 in the first quarter of fiscal year 2017. Net cash used in investing activities during the first quarter of fiscal years 2018 and 2017 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment.

Net cash provided by financing activities totaled $3,000 in the first quarter of fiscal year 2018, compared to net cash used in financing activities of $499,000 in the first quarter of fiscal year 2017. Net cash provided by financing activities in the first quarter of fiscal year 2018 resulted primarily from proceeds from a note payable to our bank under our line of credit, net of repayments, totaling $200,000, partially offset by payroll taxes withheld and remitted on share-based payments totaling $135,000 and principal payments on long-term debt totaling $61,000. Net cash used in financing activities in the first quarter of fiscal year 2017 resulted primarily from repayments on the revolving credit facility totaling $400,000.

We have a plan (the “Repurchase Plan”), approved by our Board of Directors on July 14, 2015, to purchase and retire up to 400,000 shares of our common stock, or approximately 6.0% of the shares then outstanding. When the Repurchase Plan was approved, we had anticipated that the purchases would be made over a 24- to 36-month period, but there was no definite time period for repurchase, or plan expiration. As of January 31, 2018, we had 398,400 shares remaining to purchase under this Repurchase Plan.

Credit Facilities

We have credit facilities consisting of a real estate term loan, as amended and restated (the “Virginia Real Estate Loan”), a supplemental real estate term loan, as amended and restated (the “North Carolina Real Estate Loan”) and a revolving credit note.

Both the Virginia Real Estate Loan and the North Carolina Real Estate Loan are with Pinnacle Financial Partners (“Pinnacle”), have a fixed interest rate of 3.95% and are secured by a first priority lien on all of our personal property and assets, all money, goods, machinery, equipment, fixtures, inventory, accounts, chattel paper, letter of credit rights, deposit accounts, commercial tort claims, documents, instruments, investment property and general intangibles now owned or hereafter acquired by us and wherever located, as well as a first lien deed of trust on our real property.

Our Revolving Credit Note (“Revolver”) with Pinnacle provides the Company with a $7.0 million revolving line of credit (“Revolving Loan”) for our working capital needs. Under the Revolver, Pinnacle provides us with one or more revolving loans in a collective maximum principal amount of $7.0 million. We may borrow, repay, and reborrow at any time or from time to time while the Revolving Loan is in effect. The maturity date of the Revolver is currently March 31, 2019.

The applicable margin in the Revolving Credit Note has a floor on the interest rate for the Revolving Credit Note such that the rate will never be less than 2.50% per annum. The Revolving Loan accrues interest at LIBOR plus 2.50% (resulting in a 4.07% rate at January 31, 2018). The Revolving Loan is payable in monthly payments of interest only with principal and any outstanding interest due and payable at maturity.

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

As of January 31, 2018, we had $5.9 million of outstanding borrowings on our Revolving Loan and $1.1 million in available credit.

Capital Expenditures

We did not have any material commitments for capital expenditures as of January 31, 2018. During our 2018 fiscal year budgeting process, we included an estimate for capital expenditures of $2.0 million for the year. We anticipate these expenditures will be funded out of our working capital or borrowings, including under our credit facility. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Historically, we have spent less than our budgeted capital expenditures in most fiscal years.

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

At the end of February 2018, our sales order backlog/forward load was $19.0 million, or approximately 14 to 15 weeks of net sales (on a trailing 12 month basis). As a result of our significant backlog/forward load and timing differences between required payments on purchases of materials and receipts on shipments related to these orders, we are in the process of working with Pinnacle to increase the availability on our Revolver. At this time, we believe the steps we are taking are sufficient to address our short-term working capital requirements resulting from our current backlog/forward load.

From time to time, we are involved in various claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Seasonality

We typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year, which we believe may be partially due to the construction cycles, buying patterns and budgetary considerations of our customers. Our trend for the last three fiscal years has been that an average of approximately 48%, 47% and 49% of our net sales occurred during the first half of fiscal years 2017, 2016 and 2015, respectively, and an average of approximately 52%, 53% and 51% of our net sales occurred during the second half of fiscal years 2017, 2016 and 2015, respectively.

This trend may be substantially altered during any quarter or year by the timing of larger projects, timing of orders from larger customers, other economic factors impacting our industry or impacting the industries of our customers and end-users, and macroeconomic conditions. While we believe seasonality may be a factor that impacts our quarterly net sales results, we are not able to reliably predict net sales based on seasonality because these other factors can also substantially impact our net sales patterns during the year. We also believe net sales may not follow this trend in periods when overall economic conditions in the industry and/or in the world are atypical.

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

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2017 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2017 Form 10-K did not change during the period from November 1, 2017 through January 31, 2018.

New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that expands disclosure requirements and requires an entity to recognize revenue when promised goods or services are transferred to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”) which defers the effective date of the new revenue recognition standard by one year. Under ASU 2015-14, the new revenue recognition standard is effective for the Company beginning in fiscal year 2019. The FASB has also issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, and ASU 2017-14 all of which clarify certain implementation guidance within ASU 2014-09. We are currently evaluating the potential impact of the adoption of this guidance, but do not anticipate that the adoption will significantly change the timing or amount of revenue recognized. Therefore, we believe the adoption will be limited to expanded disclosures with no material impact on our results of operations, financial position and liquidity.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires the recognition of a separate lease liability representing the required lease payments over the lease term and a separate lease asset representing the right to use the underlying asset during the same lease term. Additionally, this ASU provides clarification regarding the identification of certain components of contracts that would represent a lease as well as requires additional disclosures to the notes of the financial statements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period with early adoption permitted. We are currently evaluating the provisions of ASU 2016-02 in order to determine the impact on our results of operations, financial position and liquidity and our related financial statement disclosures. We expect the adoption of ASU 2016-02 may result in an increase to our long-term assets and liabilities on our consolidated balance sheet depending on the resulting impact of any decision by us to renew, extend or replace our two existing real estate leases, as the current leases expire; however, we do not expect the adoption to have a material impact on our results of operations, financial position and liquidity and our related financial statement disclosures.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2018. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2018, and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended January 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

The exhibits listed on the Exhibit Index are filed as part of, and incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION (Registrant)

Date: March 13, 2018	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: March 13, 2018	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

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

4.7

Credit Agreement dated April 26, 2016 by and between Optical Cable Corporation as borrower and Pinnacle Financial Partners (successor by merger with Bank of North Carolina) as lender in the amount of $7,000,000 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed May 3, 2016).

4.8

Revolving Credit Note in the amount of $7,000,000 by Optical Cable Corporation dated April 26, 2016 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K/A filed May 3, 2016).

4.9

Term Loan A Note in the amount of $1,816,609 by Optical Cable Corporation dated April 26, 2016 (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K/A filed May 3, 2016).

4.10

Term Loan B Note in the amount of $5,271,411 by Optical Cable Corporation dated April 26, 2016 (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K/A filed May 3, 2016).

4.11

Modification of Credit Line Deed of Trust dated April 26, 2016 by and between Optical Cable Corporation (successor by merger to Superior Modular Products Incorporated) as Grantor, Andrew B. Agee (in substitution of LeClairRyan) as Trustee and Pinnacle Financial Partners (successor by merger with Bank of North Carolina) as Beneficiary, modifying that certain Credit Line Deed of Trust dated May 30, 2008 (incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K/A filed May 3, 2016).

4.12

Modification of Deed of Trust, Security Agreement, and Assignment of Leases and Rents dated April 26, 2016 by and between Optical Cable Corporation (successor by merger to Superior Modular Products Incorporated) as Grantor, Andrew B. Agee (in substitution of LeClairRyan) as Trustee and Pinnacle Financial Partners (successor by merger with Bank of North Carolina) as Beneficiary, modifying that certain Deed of Trust, Security Agreement and Assignment of Leases and Rents dated May 30, 2008 (incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K/A filed May 3, 2016).

4.13

Security Agreement dated April 26, 2016 between Optical Cable Corporation and Pinnacle Financial Partners (successor by merger with Bank of North Carolina) (incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K/A filed May 3, 2016).

4.14

Loan Modification Agreement dated December 21, 2016 between Optical Cable Corporation and Pinnacle Financial Partners (successor by merger with Bank of North Carolina) (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 21, 2016).

4.15

Second Loan Modification Agreement dated February 28, 2017 by and between Optical Cable Corporation and Pinnacle Financial Partners (successor by merger with Bank of North Carolina) (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 2, 2017).

4.16

Third Loan Modification Agreement dated April 27, 2017 by and between Optical Cable Corporation and Pinnacle Financial Partners (successor by merger with Bank of North Carolina) (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 28, 2017).

10.1*	Optical Cable Corporation 2011 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2011).

10.2*	Optical Cable Corporation Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 27, 2013).

10.3*	Optical Cable Corporation Second Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed March 4, 2015).

10.4*	Optical Cable Corporation 2017 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed March 13, 2017).

10.5*

Form of time vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan, 2011 Stock Incentive Plan, Amended and Restated 2011 Stock Incentive Plan and 2017 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006 filed June 14, 2006).

10.6*

Form of operational performance (Company financial performance measure) vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan, 2011 Stock Incentive Plan, Amended and Restated 2011 Stock Incentive Plan and 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2009 filed June 12, 2009).

10.7

Redemption Agreement by and between Optical Cable Corporation and BB&T Capital Markets dated July 14, 2015 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 14, 2015).

10.8*

Amended and Restated Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective April 11, 2011 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 15, 2011).

10.9*

Amendment, effective December 18, 2012, to Amended and Restated Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective April 11, 2011 (incorporated herein by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2013 filed March 15, 2013).

10.10*

Second Amendment, effective March 14, 2014, to Amended and Restated Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective April 11, 2011, as amended December 18, 2012 (incorporated herein by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2014 filed March 17, 2014).

10.11*

Amended and Restated Employment Agreement by and between Optical Cable Corporation and Tracy G. Smith effective April 11, 2011 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 15, 2011).

10.12*

Amendment, effective December 18, 2012, to Amended and Restated Employment Agreement by and between Optical Cable Corporation and Tracy G. Smith effective April 11, 2011 (incorporated herein by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2013 filed March 15, 2013).

10.13*

Second Amendment, effective March 14, 2014, to Amended and Restated Employment Agreement by and between Optical Cable Corporation and Tracy G. Smith effective April 11, 2011, as amended December 18, 2012 (incorporated herein by reference to Exhibit 10.22 of the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2014 filed March 17, 2014).

10.14*

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at January 31, 2018 and October 31, 2017, (ii) Condensed Consolidated Statements of Operations for the three months ended January 31, 2018 and 2017, (iii) Condensed Consolidated Statement of Shareholders’ Equity for the three months ended January 31, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2018 and 2017, and (v) Condensed Notes to Condensed Consolidated Financial Statements. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.