Form 10-Q
period 2018-04-30
OPTICAL CABLE CORP
filed 2018-06-11
CIK 1000230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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

As of June 7, 2018, 7,696,068 shares of the registrant’s Common Stock, no par value, were outstanding.

optical cable corporation

Form 10-Q Index

Six Months Ended April 30, 2018

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OPTICAL CABLE CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30,	October 31,
	2018	2017
Assets
Current assets:
Cash	$278,381	$891,169
Trade accounts receivable, net of allowance for doubtful accounts of $89,176 at April 30, 2018 and $87,446 at October 31, 2017	20,682,902	8,940,540
Other receivables	21,917	72,098
Inventories	18,763,575	16,781,449
Prepaid expenses and other assets	575,506	418,122
Total current assets	40,322,281	27,103,378
Property and equipment, net	11,903,341	12,210,692
Income taxes refundable - noncurrent	66,127	—
Intangible assets, net	619,430	624,264
Other assets, net	96,973	200,846
Total assets	$53,008,152	$40,139,180
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$255,775	$250,726
Note payable to bank - current	1,681,303	—
Accounts payable and accrued expenses	9,888,494	2,590,252
Accrued compensation and payroll taxes	2,495,426	1,340,749
Income taxes payable	60,554	15,150
Total current liabilities	14,381,552	4,196,877

Note payable to bank - noncurrent	7,000,000	5,700,000
Long-term debt, excluding current installments	6,290,086	6,419,607
Other noncurrent liabilities	128,525	133,174
Total liabilities	27,800,163	16,449,658
Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 7,696,068 shares at April 30, 2018 and 7,315,605 shares at October 31, 2017	12,299,805	11,762,021
Retained earnings	12,908,184	11,927,501
Total shareholders’ equity	25,207,989	23,689,522
Commitments and contingencies
Total liabilities and shareholders’ equity	$53,008,152	$40,139,180

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
Net sales	$26,887,689	$15,847,473	$44,438,729	$30,453,725
Cost of goods sold	17,931,414	10,184,434	30,253,634	19,980,287

Gross profit	8,956,275	5,663,039	14,185,095	10,473,438

Selling, general and administrative expenses	7,400,779	5,898,502	12,958,472	11,091,150
Royalty (income) expense, net	(11,704)	38,914	(17,119)	70,165
Amortization of intangible assets	9,053	6,135	16,292	11,964

Income (loss) from operations	1,558,147	(280,512)	1,227,450	(699,841)

Other income (expense), net:
Interest expense	(152,467)	(118,153)	(281,293)	(265,966)
Other, net	890	167,395	10,793	98,170

Other income (expense), net	(151,577)	49,242	(270,500)	(167,796)

Income (loss) before income taxes	1,406,570	(231,270)	956,950	(867,637)

Income tax expense (benefit)	15,705	7,812	(23,780)	(12,788)

Net income (loss)	$1,390,865	$(239,082)	$980,730	$(854,849)

Net income (loss) per share: Basic and diluted	$0.18	$(0.04)	$0.13	$(0.13)

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Six Months Ended April 30, 2018
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2017	7,315,605	$11,762,021	$11,927,501	$23,689,522

Share-based compensation, net	380,482	537,784	—	537,784

Repurchase and retirement of common stock (at cost)	(19)	—	(47)	(47)

Net income	—	—	980,730	980,730

Balances at April 30, 2018	7,696,068	$12,299,805	$12,908,184	$25,207,989

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	April 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$980,730	$(854,849)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization and accretion	858,662	807,488
Bad debt expense	4,856	11,169
Share-based compensation expense	702,859	431,013
Loss on sale of property and equipment	6,597	88,464
(Increase) decrease in:
Trade accounts receivable	(11,747,218)	(598,894)
Other receivables	50,181	37,512
Inventories	(1,982,126)	(2,515,733)
Prepaid expenses and other assets	(105,049)	(125,232)
Income taxes refundable - noncurrent	(66,127)	—
Increase (decrease) in:
Accounts payable and accrued expenses	7,054,110	1,842,164
Accrued compensation and payroll taxes	1,154,677	175,086
Income taxes payable	45,404	5,712
Other noncurrent liabilities	(4,649)	194,832

Net cash used in operating activities	(3,047,093)	(501,268)

Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(215,946)	(180,151)
Investment in intangible assets	(11,458)	(22,835)

Net cash used in investing activities	(227,404)	(202,986)

Cash flows from financing activities:
Payroll taxes withheld and remitted on share-based payments	(165,075)	(94,815)
Proceeds from notes payable to bank	4,050,000	500,000
Principal payments on long-term debt and notes payable to bank	(1,193,169)	(748,915)
Payments for financing costs	(30,000)	(17,500)
Repurchase of common stock	(47)	(16,553)

Net cash provided by (used in) financing activities	2,661,709	(377,783)

Net decrease in cash	(612,788)	(1,082,037)

Cash at beginning of period	891,169	1,879,064

Cash at end of period	$278,381	$797,027

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2018

(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2018 are not necessarily indicative of the results for the fiscal year ending October 31, 2018 because the following items, among other things, may impact those results: changes in market conditions, seasonality, changes in technology, competitive conditions, timing of certain projects and purchases by key customers, significant variations in sales resulting from high volatility and timing of large sales orders among a limited number of customers in certain markets, ability of management to execute its business plans; as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2017 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2017.

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 changes the inventory valuation method from lower of cost or market to lower of cost and net realizable value for inventory valued using first-in, first-out or average cost. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and should be applied prospectively. The Company adopted ASU 2015-11 effective November 1, 2017. The adoption did not have any impact on our results of operations, financial position or liquidity or our related financial statement disclosures.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2018

(Unaudited)

In March 2018, the FASB issued Accounting Standards Update 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). ASU 2018-05 adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act (“Tax Act”) in the period of enactment.  The Company has accounted for the tax effects of the Tax Act under the guidance of SAB 118 on a provisional basis.  As the Company continues to analyze applicable information and data, and interpret any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others, it may make adjustments to the provisional amounts throughout the one-year measurement period as provided by SAB 118.  Adoption of ASU 2018-05 did not have any material impact on our results of operations, financial position or liquidity or our related financial statement disclosures.

(2)	Stock Incentive Plans and Other Share-Based Compensation

As of April 30, 2018, there were approximately 204,000 remaining shares available for grant under the Optical Cable Corporation 2017 Stock Incentive Plan (“2017 Plan”).

Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations for the three months and six months ended April 30, 2018 was $589,505 and $702,859, respectively and for the three months and six months ended April 30, 2017 was $282,093 and $431,013, respectively. Share-based compensation expense is entirely related to expense recognized in connection with the vesting of restricted stock awards or other stock awards.

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

During the three months ended April 30, 2018, restricted stock awards for employees under the 2017 Plan totaling 16,584 shares were approved by the Compensation Committee of the Board of Directors of the Company. All of the restricted shares granted are operational performance-based shares vesting over approximately five years beginning on January 31, 2019 based on the achievement of certain quantitative operational performance goals. The Company uses gross profit growth as its performance-based measure for restricted stock awards granted to employees.

During the three months ended April 30, 2018, OCC granted restricted stock awards totaling 35,810 shares to non-employee Directors under the 2017 Plan. The shares are subject to a one-year vesting period and are part of the non-employee Directors’ annual compensation for service on the Board of Directors. The Company recorded expense totaling $23,523 and $46,274, respectively, during the three months and six months ended April 30, 2018 and recorded expense totaling $7,583 during the three and six months ended April 30, 2017 related to the grants to non-employee Directors.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2018

(Unaudited)

Restricted stock award activity during the six months ended April 30, 2018 consisted of restricted stock grants totaling 498,083 shares, restricted shares forfeited totaling 49,384 and restricted shares withheld for taxes in connection with the vesting of restricted shares totaling 68,217. Employees and non-employee Directors have the option to surrender shares to pay for withholding tax obligations resulting from any vesting restricted shares, or to pay cash to the Company or taxing authorities in the amount of the withholding taxes owed on the value of any vesting restricted shares in order to avoid surrendering shares.

As of April 30, 2018, the estimated amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will recognize over a 3.4 year weighted-average period is approximately $2.7 million.

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the six months ended April 30, 2018 and 2017 follows:

	Six Months Ended
	April 30,
	2018	2017
Balance at beginning of period	$87,446	$74,266
Bad debt expense	4,856	11,169
Losses charged to allowance	(3,126)	(4,729)
Balance at end of period	$89,176	$80,706

(4)	Inventories

Inventories as of April 30, 2018 and October 31, 2017 consist of the following:

	April 30,	October 31,
	2018	2017
Finished goods	$4,831,941	$5,869,269
Work in process	3,621,043	2,507,434
Raw materials	10,015,377	8,108,433
Production supplies	295,214	296,313
Total	$18,763,575	$16,781,449

(5)	Product Warranties

As of April 30, 2018 and October 31, 2017, the Company’s accrual for estimated product warranty claims totaled $195,000 and $180,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense for the three months and six months ended April 30, 2018 totaled $92,185 and $134,181, respectively. Warranty claims expense for the three months and six months ended April 30, 2017 totaled $33,783 and $81,638, respectively.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2018

(Unaudited)

The following table summarizes the changes in the Company’s accrual for product warranties during the six months ended April 30, 2018 and 2017:

	Six Months Ended
	April 30,
	2018	2017
Balance at beginning of period	$180,000	$70,000
Liabilities accrued for warranties issued during the period	179,494	101,824
Warranty claims and costs paid during the period	(119,181)	(56,638)
Changes in liability for pre-existing warranties during the period	(45,313)	(20,186)
Balance at end of period	$195,000	$95,000

(6)	Long-term Debt and Notes Payable to Bank

The Company has credit facilities consisting of a real estate term loan, as amended and restated (the “Virginia Real Estate Loan”), a supplemental real estate term loan, as amended and restated (the “North Carolina Real Estate Loan”), a revolving credit note, and a special project revolving credit note.

Both the Virginia Real Estate Loan and the North Carolina Real Estate Loan are with Pinnacle Bank (“Pinnacle”), have a fixed interest rate of 3.95% and are secured by a first priority lien on all of the Company’s personal property and assets, all money, goods, machinery, equipment, fixtures, inventory, accounts, chattel paper, letter of credit rights, deposit accounts, commercial tort claims, documents, instruments, investment property and general intangibles now owned or hereafter acquired by the Company and wherever located, as well as a first lien deed of trust on the Company’s real property.

Long-term debt as of April 30, 2018 and October 31, 2017 consists of the following:

	April 30,	October 31,
	2018	2017
Virginia Real Estate Loan ($6.5 million original principal) payable in monthly installments of $31,812, including interest (at 3.95%), with final payment of $3,644,211 due May 1, 2024	$4,868,166	$4,960,738
North Carolina Real Estate Loan ($2.24 million original principal) payable in monthly installments of $10,963, including interest (at 3.95%), with final payment of $1,255,850 due May 1, 2024	1,677,695	1,709,595
Total long-term debt	6,545,861	6,670,333
Less current installments	255,775	250,726
Long-term debt, excluding current installments	$6,290,086	$6,419,607

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2018

(Unaudited)

The applicable margin in the Revolving Credit Note has a floor on the interest rate for the Revolving Credit Note such that the rate will never be less than 2.50% per annum. The Revolving Loan accrues interest at LIBOR plus 2.50% (resulting in a 4.38% rate at April 30, 2018). The Revolving Loan is payable in monthly payments of interest only with principal and any outstanding interest due and payable at maturity.

On April 10, 2018, the Company entered into a Fourth Loan Modification Agreement with Pinnacle to modify the Credit Agreement dated April 26, 2016 entered into between the Company and Pinnacle and the term loans dated April 26, 2016.

The Fourth Loan Modification Agreement extends the maturity date of the Revolving Loan to September 30, 2019 and modifies two financial covenants for the Company. All other terms of the Revolving Loan remain unaltered and in effect.

Also on April 10, 2018, the Company entered into a Special Project Loan Agreement and Special Project Revolving Credit Note (“Special Project Revolver”) with Pinnacle which provides the Company with a $6.0 million revolving line of credit (the “Special Project Revolving Loan”) for the working capital needs related to the fulfillment and processing of certain orders. Under the Special Project Revolver, Pinnacle provides the Company with one or more revolving loans in a collective maximum principal amount of $6.0 million. The Company may borrow, repay, and reborrow at any time or from time to time while the Special Project Revolving Loan is in effect.

The Special Project Revolving Loan accrues interest at LIBOR plus 4.0% (resulting in a 5.94% rate at April 30, 2018). The Special Project Revolving Loan is payable in monthly payments of interest only with principal and any outstanding interest due and payable at maturity. Maturity for the Special Project Revolving Loan is October 1, 2018, unless extended.

The Revolving Loan and the Special Project Revolving Loan are secured by a perfected first lien security interest on all assets, including but not limited to, accounts, as-extracted collateral, chattel paper, commodity accounts, commodity contracts, deposit accounts, documents, equipment, fixtures, furniture, general intangibles, goods, instruments, inventory, investment property, letter of credit rights, payment intangibles, promissory notes, software and general tangible and intangible assets owned now or later acquired. The Revolving Loan and Special Project Revolving Loan are also cross-collateralized with the Company’s real property.

As of April 30, 2018, the Company had $7.0 million of outstanding borrowings on its Revolving Loan and no available credit, and $1.7 million of outstanding borrowings on its Special Project Revolving Loan and $4.3 million in available credit. As of October 31, 2017, the Company had outstanding borrowings of $5.7 million on its Revolving Loan and $1.3 million in available credit.

(7)	Fair Value Measurements

The carrying amounts reported in the condensed consolidated balance sheets as of April 30, 2018 and October 31, 2017 for cash, trade accounts receivable, other receivables and accounts payable and accrued expenses, including accrued compensation and payroll taxes, approximate fair value because of the short maturity of these instruments. The carrying values of the Company’s note payable to bank and long-term debt approximate fair value based on similar long-term debt issues available to the Company as of April 30, 2018 and October 31, 2017. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2018

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

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

	Three months ended		Six months ended
	April 30,		April 30,
	2018	2017	2018	2017
Net income (loss) (numerator)	$1,390,865	$(239,082)	$980,730	$(854,849)
Shares (denominator)	7,675,129	6,488,328	7,489,843	6,520,582
Basic and diluted net income (loss) per share	$0.18	$(0.04)	$0.13	$(0.13)

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

(9)	Segment Information and Business and Credit Concentrations

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is normally limited due to the Company’s large number of customers; however, at April 30, 2018, 61.2% of the Company’s trade accounts receivable is from one customer. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of April 30, 2018 have been adequately provided for in the condensed consolidated financial statements.

For the three months and six months ended April 30, 2018, 47.7% and 37.3%, respectively, of consolidated net sales were attributable to one customer. For the three months and six months ended April 30, 2017, 16.6% and 16.5%, respectively, of consolidated net sales were attributable to a different customer.

The Company has a single reportable segment for purposes of segment reporting.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2018

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

Six Months Ended April 30, 2018

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to known and unknown variables, uncertainties, contingencies and risks that may cause actual events or results to differ materially from our expectations. Such known and unknown variables, uncertainties, contingencies and risks (collectively, “factors”) may also adversely affect Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”), the Company’s future results of operations and future financial condition, and/or the future equity value of the Company. Factors that could cause or contribute to such differences from our expectations or that could adversely affect the Company include, but are not limited to: the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate and/or government spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber, copper, gold and other precious metals, plastics and other materials); fluctuations in transportation costs; our dependence on customized equipment for the manufacture of certain of our products in certain production facilities; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing in one or more of the markets in which we participate, including the impact of increased competition; our dependence on a limited number of suppliers; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in regulatory reviews and audits and potential regulatory reviews and audits; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences for competing technologies relative to our product offering; economic conditions that affect the telecommunications sector, the data communications sector, certain technology sectors and/or certain industry market sectors (for example, mining, oil & gas, military and wireless carrier industry market sectors); economic conditions that affect U.S. based manufacturers; economic conditions or changes in relative currency strengths (for example, the strengthening of the U.S. dollar relative to certain foreign currencies) that affect certain geographic markets, the relative costs of U.S. products exported, and/or the economy as a whole; changes in demand for our products from certain competitors for which we provide private label connectivity products; changes in the mix of products sold during any given period (due to, among other things, seasonality or strength or weaknesses in particular markets in which we participate) which may impact gross profits and gross profit margins or net sales; variations in orders and production volumes of hybrid cables (fiber and copper) with high copper content, which tend to have lower gross profit margins; significant variations in sales resulting from high volatility, timing of large sales orders, and high sales concentration among a limited number of customers in certain markets, particularly the wireless carrier market; terrorist attacks or acts of war, and any current or potential future military conflicts; changes in the level of military spending or other spending by the United States government, including, but not limited to reductions in government spending due to automatic budget cuts or sequestration; ability to recruit and retain key personnel; poor labor relations; the impact of cybersecurity risks and incidents, and the related actual or potential costs and consequences, in compliance with the federal securities laws; the impact of upcoming data privacy laws and the General Data Protection Regulation and the related actual or potential costs and consequences; the impact of changes in accounting policies and related costs of compliance, including changes by the Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board (“PCAOB”), the Financial Accounting Standards Board (“FASB”), and/or the International Accounting Standards Board (“IASB”); our ability to continue to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; the impact of changes and potential changes in federal laws and regulations adversely affecting our business and/or which result in increases in our direct and indirect costs, including our direct and indirect costs of compliance with such laws and regulations; the impact of the Patient Protection and Affordable Care Act of 2010, the Health Care and Education Reconciliation Act of 2010, and any revisions to those acts that apply to us and the related legislation and regulation associated with those acts, which directly or indirectly result in increases to our costs; the impact of changes in state or federal tax laws and regulations increasing our costs and/or impacting the net return to investors owning our shares; any changes in the status of our compliance with financial debt covenants with our lender; our ability to maintain and/or secure debt financing and/or equity financing to adequately finance our ongoing operations; the impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, making investments in or with, and/or acquiring parties that compete with and/or have conflicts with our customers; voluntary or involuntary delisting of the Company’s common stock from any exchange on which it is traded; the deregistration by the Company from SEC reporting requirements, as a result of the small number of holders of the Company’s common stock; a continued suspension of dividends declared to shareholders due to inadequate or alternative uses of cash on hand; adverse reactions by customers, vendors or other service providers to unsolicited proposals regarding the ownership or management of the Company; the additional costs of considering, responding to and possibly defending our position on unsolicited proposals regarding the ownership or management of the Company; impact of weather or natural disasters in the areas of the world in which we operate, market our products and/or acquire raw materials; an increase in the number of shares of the Company’s common stock issued and outstanding; further economic downturns generally and/or in one or more of the markets in which we operate; changes in market demand, exchange rates, productivity, market dynamics, market confidence, macroeconomic and/or other economic conditions in the areas of the world in which we operate and market our products; and our success in managing the risks involved in the foregoing.

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

Summary of Company Performance for Second Quarter of Fiscal Year 2018

●

OCC set a record for the highest quarterly net sales in the Company’s history during the second quarter of fiscal year 2018. Consolidated net sales for the second quarter of fiscal year 2018 were $26.9 million, an increase of 69.7% when compared to consolidated net sales of $15.8 million for the same period last year. Consolidated net sales for the first half of fiscal year 2018 increased 45.9% to $44.4 million, compared to consolidated net sales of $30.5 million for the first half of fiscal year 2017.

●

As of April 30, 2018, our sales order backlog/forward load was $11.8 million, or approximately 7 to 8 weeks of net sales (on a trailing 12 month basis). By comparison, our sales order backlog/forward load was $14.8 million, or approximately 11 to 12 weeks of net sales (on a trailing 12 month basis), as of January 31, 2018 (the end of our first quarter of fiscal year 2018), and $19.0 million, or approximately 14 to 15 weeks of net sales (on a trailing 12 month basis) as of the end of February 2018. Our sales order backlog/forward load can vary throughout the year, but is generally between approximately 3 to 4 weeks of net sales, or approximately $4 million to $5 million.

●

Gross profit increased 58.2% to $9.0 million in the second quarter of fiscal year 2018, compared to $5.7 million for the second quarter of fiscal year 2017. Gross profit increased 35.4% to $14.2 million in the first half of fiscal year 2018, compared to $10.5 million for the same period last year.

●

Gross profit margin (gross profit as a percentage of net sales) was 33.3% during the second quarter of fiscal year 2018, compared to 35.7% for the second quarter of fiscal year 2017. Gross profit margin was 31.9% during the first half of fiscal year 2018, compared to 34.4% for the first half of fiscal year 2017.

●

Net income was $1.4 million, or $0.18 per share, during the second quarter of fiscal year 2018, compared to a net loss of $239,000, or $0.04 per share, for the comparable period last year. Net income was $981,000 or $0.13 per share, during the first half of fiscal year 2018, compared to a net loss of $855,000, or $0.13 per share, for the first half of fiscal year 2017.

●

OCC renegotiated certain of its credit facility terms with Pinnacle Bank in the second quarter of fiscal year 2018 and obtained a special project revolving credit note to provide additional availability for working capital purposes of $6.0 million.

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

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended			Six Months Ended
	April 30,		Percent	April 30,		Percent
	2018	2017	Change	2018	2017	Change
Net sales	$26,888,000	$15,847,000	69.7%	$44,439,000	$30,454,000	45.9%
Gross profit	8,956,000	5,663,000	58.2%	14,185,000	10,473,000	35.4%
SG&A expenses	7,401,000	5,899,000	25.5%	12,958,000	11,091,000	16.8%
Net income (loss)	1,391,000	(239,000)	681.8%	981,000	(855,000)	214.7%

Three Months Ended April 30, 2018 and 2017

Net Sales

Consolidated net sales for the second quarter of fiscal year 2018 increased 69.7% to $26.9 million, the highest quarterly net sales in the Company’s history, compared to net sales of $15.8 million for the same period last year. We experienced an increase in net sales in our specialty markets in the second quarter of fiscal year 2018 compared to the same period last year, particularly in our wireless carrier and military markets. This increase in the specialty markets was partially offset by a decrease in net sales in our enterprise markets.

Net sales to customers in the United States increased 88.0% in the second quarter of fiscal year 2018, compared to the same period last year. Net sales to customers outside of the United States decreased 4.3% compared to the same period last year.

During our second fiscal quarter of 2018, we experienced an increase in our sales order backlog/forward load—particularly for our fiber optic cable products. Generally, OCC’s consolidated sales order backlog/forward load varies throughout the year between approximately 3 to 4 weeks of net sales, or approximately $4 million to $5 million. As of April 30, 2018, our sales order backlog/forward load was $11.8 million, or approximately 7 to 8 weeks of net sales (on a trailing 12 month basis). By comparison, our sales order backlog/forward load was $14.8 million, or approximately 11 to 12 weeks of net sales (on a trailing 12 month basis) as of January 31, 2018 (the end of our first quarter of fiscal year 2018), and $19.0 million, or approximately 14 to 15 weeks of net sales (on a trailing 12 month basis) as of the end of February 2018.

OCC’s increase in net sales during the second quarter of fiscal year 2018 and backlog/forward load have been driven by significant orders from one customer with whom OCC has done business for a number of years.

As a result of our sales order backlog/forward load at the end of the second quarter of fiscal year 2018, at this time, we believe it is likely we will see a positive impact on net sales during the third quarter of fiscal year 2018, compared to the same period last year. However, we expect net sales during the third quarter to be less than net sales during the second quarter of fiscal year 2018.

Gross Profit

Our gross profit was $9.0 million in the second quarter of fiscal year 2018, an increase of 58.2% compared to gross profit of $5.7 million in the second quarter of fiscal year 2017. Gross profit margin, or gross profit as a percentage of net sales, was 33.3% in the second quarter of fiscal year 2018 compared to 35.7% in the second quarter of fiscal year 2017.

Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis. Gross profit margin in the second quarter of fiscal year 2018 was negatively impacted by a shift in product mix toward the sale of certain lower margin products in the second quarter of fiscal year 2018 compared to the second quarter of fiscal year 2017. However, the significant increase in net sales levels during the second quarter of fiscal year 2018 for our fiber optic cable products helped to offset the impact of the decrease in gross profit margin on gross profit, as certain fixed manufacturing costs were spread over higher sales.

Selling, General, and Administrative Expenses

SG&A expenses increased 25.5% to $7.4 million during the second quarter of fiscal year 2018, compared to $5.9 million for the same period last year. SG&A expenses as a percentage of net sales were 27.5% in the second quarter of fiscal year 2018, compared to 37.2% in the second quarter of fiscal year 2017.

The increase in SG&A expenses during the second quarter of fiscal year 2018 compared to the same period last year was primarily the result of increases in employee related costs totaling $1.4 million. Included in employee related costs are employee incentives and commissions which increased due to increased net sales and the improved financial results during the second quarter of fiscal year 2018.

Royalty Income (Expense), Net

We recognized royalty income, net of royalty and related expenses, totaling $12,000 during the second quarter of fiscal year 2018 compared to royalty expense, net of royalty income, totaling $39,000 during the second quarter of fiscal year 2017. The change when comparing the second quarter of fiscal year 2018 to the same period last year is due to the expiration of a patent in the fourth quarter of fiscal year 2017 that was previously licensed by OCC from a third party for product sold by OCC. We expect the trend of royalty income to offset royalty expense to continue in fiscal year 2018.

Amortization of Intangible Assets

We recognized $9,000 of amortization expense, associated with intangible assets, during the second quarter of fiscal year 2018, compared to $6,000 during the second quarter of fiscal year 2017.

Other Income (Expense), Net

We recognized other expense, net in the second quarter of fiscal year 2018 of $152,000 compared to other income, net of $49,000 in the second quarter of fiscal year 2017. Other expense, net for the second quarter of fiscal year 2018 was comprised primarily of interest expense together with other miscellaneous items which may fluctuate from period to period. Other income, net during the second quarter of fiscal year 2017 was comprised of the reversal of amounts previously accrued of approximately $171,000, resulting from the favorable settlement of certain legal matters, partially offset by interest expense and other miscellaneous items.

Income (loss) Before Income Taxes

We reported income before income taxes of $1.4 million for the second quarter of fiscal year 2018, compared to a loss before income taxes of $231,000 for the second quarter of fiscal year 2017. The change was primarily due to the increase in gross profit of $3.3 million, partially offset by the increase in SG&A expenses of $1.5 million, compared to the same period in 2017.

Income Tax Expense (Benefit)

Income tax expense totaled $16,000 in the second quarter of fiscal year 2018, compared to $8,000 for the same period in fiscal year 2017. Our effective tax rate for the second quarter of fiscal year 2018 was 1.1% compared to negative 3.4% for the second quarter of fiscal year 2017.

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

During fiscal year 2015, we established a valuation allowance against all of our net deferred tax assets. As a result of establishing a full valuation allowance against our net deferred tax assets, if we generate sufficient taxable income in subsequent periods to realize a portion or all of our net deferred tax assets, our effective income tax rate could be unusually low due to the tax benefit attributable to the necessary decrease in our valuation allowance. Further, if we generate losses before taxes in subsequent periods, our effective income tax rate could also be unusually low as any increase in our net deferred tax asset from such a net operating loss for tax purposes would be offset by a corresponding increase to our valuation allowance against our net deferred tax assets.

If we generate sufficient income before taxes in subsequent periods such that U.S. GAAP would permit us to conclude that the removal of any valuation allowance against our net deferred tax asset is appropriate, then during the period in which such determination is made, we will recognize the non-cash benefit of such removal of the valuation allowance in income tax expense on our consolidated statement of operations, which will increase net income and will also increase the net deferred tax asset on our consolidated balance sheet. If we do not generate sufficient income before taxes in subsequent periods such that U.S. GAAP would permit us to conclude that the reduction or removal of any valuation allowance against our net deferred tax asset is appropriate, then no such non-cash benefit would be realized. There can be no assurance regarding any future realization of the benefit by us of all or part of our net deferred tax assets.

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

Net Income (Loss)

Net income for the second quarter of fiscal year 2018 was $1.4 million compared to a net loss of $239,000 for the second quarter of fiscal year 2017. This change was primarily due to the increase in income before income taxes of $1.6 million.

Six Months Ended April 30, 2018 and 2017

Net Sales

Consolidated net sales for the first half of fiscal year 2018 increased 45.9% to $44.4 million compared to net sales of $30.5 million for the same period last year. We experienced an increase in net sales in our specialty markets in the first half of fiscal year 2018 compared to the same period last year, particularly in our wireless carrier and military markets, but this increase was partially offset by a decrease in net sales in our enterprise market. Net sales to customers in the United States increased 53.9% in the first half of fiscal year 2018 compared to the same period last year, and net sales to customers outside of the United States increased 12.9%.

OCC’s increase in net sales during the first half of fiscal year 2018 and backlog/forward load have been driven by significant orders from one customer with whom OCC has done business for a number of years.

Gross Profit

Our gross profit was $14.2 million in the first half of fiscal year 2018, an increase of 35.4% compared to gross profit of $10.5 million in the first half of fiscal year 2017. Gross profit margin, or gross profit as a percentage of net sales, was 31.9% in the first half of fiscal year 2018 compared to 34.4% in the first half of fiscal year 2017.

Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis. Gross profit margin in the first half of fiscal year 2018 was negatively impacted by a shift in product mix toward the sale of certain lower margin products in the first half of fiscal year 2018 compared to the first half of fiscal year 2017. However, the significant increase in net sales levels during the first half of fiscal year 2018 for our fiber optic cable products helped to offset the impact of the decrease in gross profit margin on gross profit, as certain fixed manufacturing costs were spread over higher sales.

Selling, General, and Administrative Expenses

SG&A expenses increased 16.8% to $13.0 million for the first half of fiscal year 2018 from $11.1 million for the same period last year. SG&A expenses as a percentage of net sales were 29.2% in the first half of fiscal year 2018 compared to 36.4% in the first half of fiscal year 2017.

The increase in SG&A expenses during the first half of fiscal year 2018 compared to the same period last year was primarily the result of increases in employee related costs totaling $1.8 million. Included in employee related costs are employee incentives and commissions which increased due to increased net sales and the improved financial results during the first half of fiscal year 2018.

Royalty Income (Expense), Net

We recognized royalty income, net of royalty and related expenses, totaling $17,000 during the first half of fiscal year 2018, compared to royalty expense, net of royalty income totaling $70,000 during the same period last year. The change when comparing the first half of fiscal year 2018 to the same period last year is due to the expiration of a patent in the fourth quarter of fiscal year 2017 that was previously licensed by OCC from a third party for product sold by OCC. We expect the trend of royalty income to offset royalty expense to continue in fiscal year 2018.

Amortization of Intangible Assets

We recognized $16,000 of amortization expense, associated with intangible assets, for the first half of fiscal year 2018, compared to amortization expense of $12,000 during the first half of fiscal year 2017.

Other Expense, Net

We recognized other expense, net in the first half of fiscal year 2018 of $271,000 compared to $168,000 in the first half of fiscal year 2017. Other expense, net in the first half of fiscal year 2018 was comprised of interest expense together with other miscellaneous items. Other expense, net in the first half of fiscal year 2017 was comprised of interest expense and other miscellaneous items, partially offset by income of approximately $171,000, resulting from the reversal of amounts previously accrued upon the favorable settlement of certain legal matters.

Income (Loss) Before Income Taxes

We reported income before income taxes of $957,000 for the first half of fiscal year 2018 compared to loss before income taxes of $868,000 for the first half of fiscal year 2017. This change was primarily due to the increase in gross profit of $3.7 million, partially offset by the increase in SG&A expenses of $1.9 million in the first half of fiscal year 2018, compared to the same period in 2017.

Income Tax Benefit

Income tax benefit totaled $24,000 in the first half of fiscal year 2018 compared to $13,000 for the same period in fiscal year 2017. Our effective tax rate for the first half of fiscal year 2018 was negative 2.5% compared to 1.5% for the first half of fiscal year 2017.

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

If we generate sufficient income before taxes in subsequent periods such that U.S. GAAP would permit us to conclude that the removal of any valuation allowance against our net deferred tax asset is appropriate, then during the period in which such determination is made, we will recognize the non-cash benefit of such removal of the valuation allowance in income tax expense on our consolidated statement of operations, which will increase net income and will also increase the net deferred tax asset on our consolidated balance sheet. If we do not generate sufficient income before taxes in subsequent periods such that U.S. GAAP would permit us to conclude that the reduction or removal of any valuation allowance against our net deferred tax asset is appropriate, then no such non-cash benefit would be realized. There can be no assurance regarding any future realization of the benefit by us of all or part of our net deferred tax assets.

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

Net Income (Loss)

Net income for the first half of fiscal year 2017 was $981,000 compared to a net loss of $855,000 for the first half of fiscal year 2017. This change was due primarily to the increase in income before income taxes of $1.8 million in the first half of fiscal year 2018, compared to the same period in fiscal year 2017.

Financial Condition

Total assets increased $12.9 million, or 32.1%, to $53.0 million at April 30, 2018, from $40.1 million at October 31, 2017. This increase was primarily due to an $11.7 million increase in trade accounts receivable, net and a $2.0 million increase in inventories. The increase in trade accounts receivable, net largely resulted from the increase in net sales in the second quarter of fiscal year 2018 when compared to the fourth quarter of fiscal year 2017. At April 30, 2018, 61.2% of our trade accounts receivable is from one customer; however, we believe that credit risks as of April 30, 2018 have been adequately provided for in the condensed consolidated financial statements. Inventories increased as the result of the timing of certain raw material purchases and increases in work in process levels related to pending shipments.

Total liabilities increased $11.4 million, or 69.0%, to $27.8 million at April 30, 2018, from $16.4 million at October 31, 2017. The increase in total liabilities was primarily due to an increase in accounts payable and accrued expenses, including accrued compensation and payroll taxes, totaling $8.5 million, primarily resulting from purchases of raw materials in preparation for the manufacture and shipment of orders in the second and third quarters of fiscal year 2018 and the timing of certain vendor and payroll related payments. Also contributing to the increase in total liabilities was the increase in note payable to bank-noncurrent totaling $1.3 million and the increase in note payable to bank-current totaling $1.7 million due to borrowings on our new special project revolving credit note. Our additional borrowing needs during the first half of fiscal year 2018 are a result of significant orders placed by one customer requiring completion within a short timeframe.

Total shareholders’ equity at April 30, 2018 increased $1.5 million in the first half of fiscal year 2018. The increase resulted primarily from net income of $981,000 and share-based compensation, net of $538,000.

Liquidity and Capital Resources

Our primary capital needs during the first half of fiscal year 2018 have been to fund working capital requirements and to make principal payments on long-term debt. Our primary source of capital for these purposes has been existing cash, borrowings under our revolving credit facilities and cash provided by operations.

Our cash totaled $278,000 as of April 30, 2018, a decrease of $613,000, compared to $891,000 as of October 31, 2017. The decrease in cash for the six months ended April 30, 2018 primarily resulted from net cash used in operating activities of $3.0 million, partially offset by cash provided by financing activities of $2.7 million.

On April 30, 2018, we had working capital of $25.9 million compared to $22.9 million on October 31, 2017. The ratio of current assets to current liabilities as of April 30, 2018 was 2.8 to 1 compared to 6.5 to 1 as of October 31, 2017. The increase in working capital was primarily due to the $11.7 million increase in trade accounts receivable, net and the $2.0 million increase in inventories, partially offset by the $8.5 million increase in accounts payable and accrued expenses, including accrued compensation and payroll taxes and the $1.7 million increase in note payable to bank-current. The decrease in the current ratio was primarily due to the fact that current assets increased $13.2 million, or 48.8%, while current liabilities increased $10.2 million, or 242.7%.

As of April 30, 2018 and October 31, 2017, we had outstanding loan balances under our revolving credit facilities totaling $8.7 million and $5.7 million, respectively. As of April 30, 2018 and October 31, 2017, we had outstanding loan balances, excluding our revolving credit facility, totaling $6.5 million and $6.7 million, respectively.

Net Cash

Net cash used in operating activities was $3.0 million in the first half of fiscal year 2018, compared to $501,000 in the first half of fiscal year 2017. Net cash used in operating activities during the first half of fiscal year 2018 primarily resulted from an increase in the cash flow impact of increases in trade accounts receivable, net totaling $11.7 million and an increase in inventories totaling $2.0 million, partially offset by certain adjustments to reconcile net income of $981,000 to net cash used in operating activities including depreciation and amortization of $859,000 and share-based compensation expense of $703,000. Additionally, the cash flow impact of increases in accounts payable and accrued expenses, including accrued compensation and payroll taxes, of $8.2 million further contributed to offset net cash used in operating activities. We expect that operating activities will provide net cash during the second half of fiscal year 2018 as payments associated with the significant increase in net sales are received, but there can be no guarantees that operating activities will provide net cash in the second half of fiscal year 2018.

Net cash used in operating activities during the first half of fiscal year 2017 primarily resulted from an increase in inventories totaling $2.5 million and the cash flow impact of increases in trade accounts receivable, net totaling $599,000, partially offset by certain adjustments to reconcile a net loss of $855,000 to net cash used in operating activities including depreciation, amortization and accretion of $807,000 and share-based compensation expense of $431,000. Additionally, the cash flow impact of increases in accounts payable and accrued expenses of $1.8 million further contributed to offset net cash used in operating activities.

Net cash used in investing activities totaled $227,000 in the first half of fiscal year 2018, compared to $203,000 in the first half of fiscal year 2017. Net cash used in investing activities during the first half of fiscal years 2018 and 2017 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment.

Net cash provided by financing activities totaled $2.7 million in the first half of fiscal year 2018, compared to net cash used in financing activities of $378,000 in the first half of fiscal year 2017. Net cash provided by financing activities in the first half of fiscal year 2018 resulted primarily from proceeds from notes payable to our bank under our lines of credit, net of repayments, totaling $3.0 million. Net cash used in financing activities in the first half of fiscal year 2017 resulted primarily from repayments, net of proceeds from a note payable to our bank under our line of credit totaling $100,000 and principal payments on long-term debt totaling $149,000.

We have a plan (the “Repurchase Plan”), approved by our Board of Directors on July 14, 2015, to purchase and retire up to 400,000 shares of our common stock, or approximately 6.0% of the shares then outstanding. When the Repurchase Plan was approved, we had anticipated that the purchases would be made over a 24- to 36-month period, but there was no definite time period for repurchase, or plan expiration. As of April 30, 2018, we had 398,400 shares remaining to purchase under this Repurchase Plan.

We have repurchased outstanding common stock outside of the Repurchase Plan through an odd lot repurchase offer. During the first half of fiscal year 2018, we repurchased and retired 19 shares for $47, outside of the Repurchase Plan.

Credit Facilities

We have credit facilities consisting of a real estate term loan, as amended and restated (the “Virginia Real Estate Loan”), a supplemental real estate term loan, as amended and restated (the “North Carolina Real Estate Loan”), a revolving credit note and a special project revolving credit note.

Both the Virginia Real Estate Loan and the North Carolina Real Estate Loan are with Pinnacle Bank (“Pinnacle”), have a fixed interest rate of 3.95% and are secured by a first priority lien on all of our personal property and assets, all money, goods, machinery, equipment, fixtures, inventory, accounts, chattel paper, letter of credit rights, deposit accounts, commercial tort claims, documents, instruments, investment property and general intangibles now owned or hereafter acquired by us and wherever located, as well as a first lien deed of trust on our real property.

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

The applicable margin in the Revolving Credit Note has a floor on the interest rate for the Revolving Credit Note such that the rate will never be less than 2.50% per annum. The Revolving Loan accrues interest at LIBOR plus 2.50% (resulting in a 4.38% rate at April 30, 2018). The Revolving Loan is payable in monthly payments of interest only with principal and any outstanding interest due and payable at maturity.

On April 10, 2018, we entered into a Fourth Loan Modification Agreement with Pinnacle to modify the Credit Agreement dated April 26, 2016 entered into between the Company and Pinnacle and the term loans dated April 26, 2016.

The Fourth Loan Modification Agreement extends the maturity date of the Revolving Loan to September 30, 2019 and modifies two financial covenants for the Company. All other terms of the Revolving Loan remain unaltered and in effect.

Also on April 10, 2018, we entered into a Special Project Loan Agreement and Special Project Revolving Credit Note (“Special Project Revolver”) with Pinnacle which provides the Company with a $6.0 million revolving line of credit (the “Special Project Revolving Loan”) for the working capital needs related to the fulfillment and processing of certain orders. Under the Special Project Revolver, Pinnacle provides us with one or more revolving loans in a collective maximum principal amount of $6.0 million. We may borrow, repay, and reborrow at any time or from time to time while the Special Project Revolving Loan is in effect.

The Special Project Revolving Loan accrues interest at LIBOR plus 4.0% (resulting in a 5.94% rate at April 30, 2018). The Special Project Revolving Loan is payable in monthly payments of interest only with principal and any outstanding interest due and payable at maturity. Maturity for the Special Project Revolving Loan is October 1, 2018, unless extended.

The Revolving Loan and the Special Project Revolving Loan are secured by a perfected first lien security interest on all assets, including but not limited to, accounts, as-extracted collateral, chattel paper, commodity accounts, commodity contracts, deposit accounts, documents, equipment, fixtures, furniture, general intangibles, goods, instruments, inventory, investment property, letter of credit rights, payment intangibles, promissory notes, software and general tangible and intangible assets owned now or later acquired. The Revolving Loan and Special Project Revolving Loan are also cross-collateralized with our real property.

As of April 30, 2018, we had $7.0 million of outstanding borrowings on our Revolving Loan and no available credit, and $1.7 million of outstanding borrowings on our Special Project Revolving Loan and $4.3 million in available credit.

Capital Expenditures

We did not have any material commitments for capital expenditures as of April 30, 2018. During our 2018 fiscal year budgeting process, we included an estimate for capital expenditures of $2.0 million for the year. We anticipate these expenditures will be funded out of our working capital or borrowings, including under our credit facility. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Historically, we have spent less than our budgeted capital expenditures in most fiscal years.

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

This trend may be substantially altered during any quarter or year by the timing of larger projects, timing of orders from larger customers, other economic factors impacting our industry or impacting the industries of our customers and end-users, and macroeconomic conditions. We believe we will not experience this typical seasonality pattern in fiscal year 2018 as a result of significant sales to one customer concentrated in the first half of the year. While we believe seasonality may be a factor that impacts our quarterly net sales results, we are not able to reliably predict net sales based on seasonality because these other factors can also substantially impact our net sales patterns during the year. We also believe net sales may not follow this trend in periods when overall economic conditions in the industry and/or in the world are atypical.

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

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2017 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2017 Form 10-K did not change during the period from November 1, 2017 through April 30, 2018.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2018. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2018, and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6. Exhibits

The exhibits listed on the Exhibit Index are filed as part of, and incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: June 11, 2018	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: June 11, 2018	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

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

4.7

Credit Agreement dated April 26, 2016 by and between Optical Cable Corporation as borrower and Pinnacle Bank (successor by merger with Bank of North Carolina) as lender (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed May 3, 2016).

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

4.11

Modification of Credit Line Deed of Trust dated April 26, 2016 by and between Optical Cable Corporation (successor by merger to Superior Modular Products Incorporated) as Grantor, Andrew B. Agee (in substitution of LeClairRyan) as Trustee and Pinnacle Bank (successor by merger with Bank of North Carolina) as Beneficiary, modifying that certain Credit Line Deed of Trust dated May 30, 2008 (incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K/A filed May 3, 2016).

4.12

Modification of Deed of Trust, Security Agreement, and Assignment of Leases and Rents dated April 26, 2016 by and between Optical Cable Corporation (successor by merger to Superior Modular Products Incorporated) as Grantor, Andrew B. Agee (in substitution of LeClairRyan) as Trustee and Pinnacle Bank (successor by merger with Bank of North Carolina) as Beneficiary, modifying that certain Deed of Trust, Security Agreement and Assignment of Leases and Rents dated May 30, 2008 (incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K/A filed May 3, 2016).

4.13

Security Agreement dated April 26, 2016 between Optical Cable Corporation and Pinnacle Bank (successor by merger with Bank of North Carolina) (incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K/A filed May 3, 2016).

4.14

Loan Modification Agreement dated December 21, 2016 between Optical Cable Corporation and Pinnacle Bank (successor by merger with Bank of North Carolina) (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 21, 2016).

4.15

Second Loan Modification Agreement dated February 28, 2017 by and between Optical Cable Corporation and Pinnacle Bank (successor by merger with Bank of North Carolina) (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 2, 2017).

4.16

Third Loan Modification Agreement dated April 27, 2017 by and between Optical Cable Corporation and Pinnacle Bank (successor by merger with Bank of North Carolina) (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 28, 2017).

4.17

Fourth Loan Modification Agreement dated April 10, 2018 by and between Optical Cable Corporation and Pinnacle Bank (successor by merger with Bank of North Carolina) (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 13, 2018).

4.18

Special Project Loan Agreement dated April 10, 2018 by and between Optical Cable Corporation and Pinnacle Bank (successor by merger with Bank of North Carolina) (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 13, 2018).

4.19

Special Project Revolving Credit Note dated April 10, 2018 by Optical Cable Corporation in favor of Pinnacle Bank (successor by merger with Bank of North Carolina) (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated April 13, 2018).

4.20

Modification of Credit Line Deed of Trust dated May 2, 2018 by and between Optical Cable Corporation (successor by merger to Superior Modular Products Incorporated) as Grantor, W. Todd Ross (in substitution of LeClairRyan) as Trustee and Pinnacle Bank (successor by merger with Bank of North Carolina) as Beneficiary, modifying that certain Credit Line Deed of Trust dated May 30, 2008. FILED HEREWITH.

4.21

Modification of Deed of Trust, Security Agreement, and Assignment of Leases and Rents dated May 2, 2018 by and between Optical Cable Corporation (successor by merger to Superior Modular Products Incorporated) as Grantor, W. Todd Ross (in substitution of LeClairRyan) as Trustee and Pinnacle Bank (successor by merger with Bank of North Carolina) as Beneficiary, modifying that certain Deed of Trust, Security Agreement and Assignment of Leases and Rents dated May 30, 2008. FILED HEREWITH.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 30, 2018 and October 31, 2017, (ii) Condensed Consolidated Statements of Operations for the six months ended April 30, 2018 and 2017, (iii) Condensed Consolidated Statement of Shareholders’ Equity for the six months ended April 30, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2018 and 2017, and (v) Condensed Notes to Condensed Consolidated Financial Statements. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.