Form 10-Q
period 2018-07-31
OPTICAL CABLE CORP
filed 2018-09-11
CIK 1000230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

As of September 7, 2018, 7,694,640 shares of the registrant’s Common Stock, no par value, were outstanding.

optical cable corporation

Form 10-Q Index

Nine Months Ended July 31, 2018

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OPTICAL CABLE CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31,	October 31,
	2018	2017
Assets
Current assets:
Cash	$1,037,128	$891,169
Trade accounts receivable, net of allowance for doubtful accounts of $53,551 at July 31, 2018 and $87,446 at October 31, 2017	14,587,773	8,940,540
Other receivables	59,249	72,098
Inventories	17,313,444	16,781,449
Prepaid expenses and other assets	501,049	418,122
Total current assets	33,498,643	27,103,378
Property and equipment, net	11,558,542	12,210,692
Income taxes refundable - noncurrent	44,973	—
Intangible assets, net	620,492	624,264
Other assets, net	89,792	200,846
Total assets	$45,812,442	$40,139,180
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$258,338	$250,726
Accounts payable and accrued expenses	4,059,504	2,590,252
Accrued compensation and payroll taxes	3,068,438	1,340,749
Income taxes payable	28,108	15,150
Total current liabilities	7,414,388	4,196,877
Note payable to bank - noncurrent	5,766,389	5,700,000
Long-term debt, excluding current installments	6,224,345	6,419,607
Other noncurrent liabilities	107,788	133,174
Total liabilities	19,512,910	16,449,658
Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 7,694,640 shares at July 31, 2018 and 7,315,605 shares at October 31, 2017	12,952,995	11,762,021
Retained earnings	13,346,537	11,927,501
Total shareholders’ equity	26,299,532	23,689,522
Commitments and contingencies
Total liabilities and shareholders’ equity	$45,812,442	$40,139,180

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
Net sales	$23,116,584	$16,432,243	$67,555,313	$46,885,968
Cost of goods sold	16,090,042	11,126,456	46,343,676	31,106,743
Gross profit	7,026,542	5,305,787	21,211,637	15,779,225
Selling, general and administrative expenses	6,370,244	5,426,018	19,328,716	16,517,168
Royalty (income) expense, net	(12,524)	39,185	(29,643)	109,350
Amortization of intangible assets	9,286	6,650	25,578	18,614
Income (loss) from operations	659,536	(166,066)	1,886,986	(865,907)
Other income (expense), net:
Interest expense	(194,262)	(126,658)	(475,555)	(392,624)
Other, net	(9,461)	11,659	1,332	109,829
Other expense, net	(203,723)	(114,999)	(474,223)	(282,795)
Income (loss) before income taxes	455,813	(281,065)	1,412,763	(1,148,702)
Income tax expense (benefit)	17,460	14,095	(6,320)	1,307
Net income (loss)	$438,353	$(295,160)	$1,419,083	$(1,150,009)
Net income (loss) per share: Basic and diluted	$0.06	$(0.05)	$0.19	$(0.18)

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Nine Months Ended July 31, 2018
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2017	7,315,605	$11,762,021	$11,927,501	$23,689,522
Share-based compensation, net	379,054	1,190,974	—	1,190,974
Repurchase and retirement of common stock (at cost)	(19)	—	(47)	(47)
Net income	—	—	1,419,083	1,419,083
Balances at July 31, 2018	7,694,640	$12,952,995	$13,346,537	$26,299,532

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	July 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$1,419,083	$(1,150,009)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	1,340,787	1,232,460
Bad debt expense (recovery)	(29,247)	6,161
Share-based compensation expense	1,361,475	668,676
Loss on sale of property and equipment	7,849	88,464
(Increase) decrease in:
Trade accounts receivable	(5,617,986)	(390,889)
Other receivables	12,849	29,248
Inventories	(531,995)	(3,330,959)
Prepaid expenses and other assets	(61,993)	(36,707)
Income taxes refundable - noncurrent	(44,973)	—
Increase (decrease) in:
Accounts payable and accrued expenses	1,474,746	1,630,938
Accrued compensation and payroll taxes	1,727,689	144,769
Income taxes payable	12,958	6,293
Other noncurrent liabilities	(25,386)	171,431
Net cash provided by (used in) operating activities	1,045,856	(930,124)
Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(523,480)	(412,332)
Investment in intangible assets	(21,806)	(55,736)
Net cash used in investing activities	(545,286)	(468,068)
Cash flows from financing activities:
Payroll taxes withheld and remitted on share-based payments	(170,501)	(102,008)
Proceeds from notes payable to bank	8,550,000	1,000,000
Principal payments on long-term debt and notes payable to bank	(8,671,261)	(815,081)
Payments for financing costs	(62,802)	(17,500)
Repurchase of common stock	(47)	(17,019)
Net cash provided by (used in) financing activities	(354,611)	48,392
Net increase (decrease) in cash	145,959	(1,349,800)
Cash at beginning of period	891,169	1,879,064
Cash at end of period	$1,037,128	$529,264

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2018

(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2018 are not necessarily indicative of the results for the fiscal year ending October 31, 2018 because the following items, among other things, may impact those results: changes in market conditions, seasonality, changes in technology, competitive conditions, timing of certain projects and purchases by key customers, significant variations in sales resulting from high volatility and timing of large sales orders among a limited number of customers in certain markets, ability of management to execute its business plans; as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2017 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2017.

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

Nine Months Ended July 31, 2018

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

(2)	Stock Incentive Plans and Other Share-Based Compensation

As of July 31, 2018, there were approximately 205,000 remaining shares available for grant under the Optical Cable Corporation 2017 Stock Incentive Plan (“2017 Plan”).

Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations for the three months and nine months ended July 31, 2018 was $658,616 and $1,361,475, respectively and for the three months and nine months ended July 31, 2017 was $237,663 and $668,676, respectively. Share-based compensation expense is entirely related to expense recognized in connection with the vesting of restricted stock awards or other stock awards.

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

Restricted stock award activity during the nine months ended July 31, 2018 consisted of restricted stock grants totaling 498,083 shares, restricted shares forfeited totaling 49,384 and restricted shares withheld for taxes in connection with the vesting of restricted shares totaling 69,645. Employees and non-employee Directors have the option to surrender shares to pay for withholding tax obligations resulting from any vesting restricted shares, or to pay cash to the Company or taxing authorities in the amount of the withholding taxes owed on the value of any vesting restricted shares in order to avoid surrendering shares.

As of July 31, 2018, the estimated amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will recognize over a 3.2 year weighted-average period is approximately $2.1 million.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2018

(Unaudited)

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the nine months ended July 31, 2018 and 2017 follows:

	Nine Months Ended
	July 31,
	2018	2017
Balance at beginning of period	$87,446	$74,266
Bad debt expense (recovery)	(29,247)	6,161
Losses charged to allowance	(4,648)	(4,729)
Recoveries added to allowance	-	129
Balance at end of period	$53,551	$75,827

(4)	Inventories

Inventories as of July 31, 2018 and October 31, 2017 consist of the following:

	July 31,	October 31,
	2018	2017
Finished goods	$4,763,778	$5,869,269
Work in process	3,490,700	2,507,434
Raw materials	8,798,742	8,108,433
Production supplies	260,224	296,313
Total	$17,313,444	$16,781,449

(5)	Product Warranties

As of July 31, 2018 and October 31, 2017, the Company’s accrual for estimated product warranty claims totaled $165,000 and $180,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense for the three months and nine months ended July 31, 2018 totaled $8,196 and $142,377, respectively. Warranty claims expense for the three months and nine months ended July 31, 2017 totaled $96,927 and $178,565, respectively.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2018

(Unaudited)

The following table summarizes the changes in the Company’s accrual for product warranties during the nine months ended July 31, 2018 and 2017:

	Nine Months Ended
	July 31,
	2018	2017
Balance at beginning of period	$180,000	$70,000
Liabilities accrued for warranties issued during the period	165,269	176,113
Warranty claims and costs paid during the period	(157,377)	(93,565)
Changes in liability for pre-existing warranties during the period	(22,892)	2,452
Balance at end of period	$165,000	$155,000

(6)	Long-term Debt and Notes Payable to Bank

The Company has credit facilities consisting of a real estate term loan, as amended and restated (the “Virginia Real Estate Loan”), a supplemental real estate term loan, as amended and restated (the “North Carolina Real Estate Loan”), a Revolving Credit Note (“Revolver”), and a Special Project Revolving Credit Note (“Special Project Revolver”).

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

Long-term debt as of July 31, 2018 and October 31, 2017 consists of the following:

	July 31,	October 31,
	2018	2017
Virginia Real Estate Loan ($6.5 million original principal) payable in monthly installments of $31,812, including interest (at 3.95%), with final payment of $3,644,211 due May 1, 2024	$4,821,180	$4,960,738
North Carolina Real Estate Loan ($2.24 million original principal) payable in monthly installments of $10,963, including interest (at 3.95%), with final payment of $1,255,850 due May 1, 2024	1,661,503	1,709,595
Total long-term debt	6,482,683	6,670,333
Less current installments	258,338	250,726
Long-term debt, excluding current installments	$6,224,345	$6,419,607

The Revolver with Pinnacle provides the Company with a $7.0 million revolving line of credit (“Revolving Loan”) for the working capital needs of the Company. Under the Revolver, Pinnacle provides the Company with one or more revolving loans in a collective maximum principal amount of $7.0 million. The Company may borrow, repay, and reborrow at any time or from time to time while the Revolving Loan is in effect.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2018

(Unaudited)

The applicable margin in the Revolving Credit Note has a floor on the interest rate for the Revolving Credit Note such that the rate will never be less than 2.50% per annum. The Revolving Loan accrues interest at LIBOR plus 2.50% (resulting in a 4.59% rate at July 31, 2018). The Revolving Loan is payable in monthly payments of interest only with principal and any outstanding interest due and payable at maturity.

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

Also on April 10, 2018, the Company entered into a Special Project Loan Agreement and Special Project Revolver with Pinnacle which provides the Company with a $6.0 million revolving line of credit (the “Special Project Revolving Loan”) for the working capital needs related to the fulfillment and processing of certain orders. Under the Special Project Revolver, Pinnacle provides the Company with one or more revolving loans in a collective maximum principal amount of $6.0 million. The Company may borrow, repay, and reborrow at any time or from time to time while the Special Project Revolving Loan is in effect.

The Special Project Revolving Loan accrues interest at LIBOR plus 4.0% (resulting in a 6.09% rate at July 31, 2018). The Special Project Revolving Loan is payable in monthly payments of interest only with principal and any outstanding interest due and payable at maturity. Maturity for the Special Project Revolving Loan is October 1, 2018, unless extended.

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

As of July 31, 2018, the Company had $5.8 million of outstanding borrowings on its Revolving Loan and $1.2 million in available credit, and no outstanding borrowings on its Special Project Revolving Loan and $6.0 million in available credit. As of October 31, 2017, the Company had outstanding borrowings of $5.7 million on its Revolving Loan and $1.3 million in available credit.

(7)	Fair Value Measurements

The carrying amounts reported in the condensed consolidated balance sheets as of July 31, 2018 and October 31, 2017 for cash, trade accounts receivable, other receivables and accounts payable and accrued expenses, including accrued compensation and payroll taxes, approximate fair value because of the short maturity of these instruments. The carrying values of the Company’s note payable to bank and long-term debt approximate fair value based on similar long-term debt issues available to the Company as of July 31, 2018 and October 31, 2017. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2018

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

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

	Three months ended		Nine months ended
	July 31,		July 31,
	2018	2017	2018	2017
Net income (loss) (numerator)	$438,353	$(295,160)	$1,419,083	$(1,150,009)
Shares (denominator)	7,696,068	6,490,205	7,559,340	6,538,621
Basic and diluted net income (loss) per share	$0.06	$(0.05)	$0.19	$(0.18)

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

(9)	Segment Information and Business and Credit Concentrations

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is normally limited due to the Company’s large number of customers; however, at July 31, 2018, 27.8% of the Company’s trade accounts receivable is from one customer. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of July 31, 2018 have been adequately provided for in the condensed consolidated financial statements.

For the three months ended July 31, 2018, 10.2% and 35.5% of consolidated net sales were attributable to two customers. For the nine months ended July 31, 2018, 36.7% of consolidated net sales were attributable to one customer. For the three months and nine months ended July 31, 2017, 15.8% and 16.3%, respectively, of consolidated net sales were attributable to one customer.

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

Nine Months Ended July 31, 2018

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires the recognition of a separate lease liability representing the required lease payments over the lease term and a separate lease asset representing the right to use the underlying asset during the same lease term. Additionally, this ASU provides clarification regarding the identification of certain components of contracts that would represent a lease as well as requires additional disclosures to the notes to the financial statements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period with early adoption permitted. The Company is currently evaluating the provisions of ASU 2016-02 in order to determine the impact on its results of operations, financial position and liquidity and its related financial statement disclosures. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provides an additional (and optional) transition method to adopt the new lease standard. Under the new transition method, an entity would initially apply the new lease requirements in the period of adoption and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. The Company expects the adoption of this guidance may result in an increase to its long-term assets and liabilities on its consolidated balance sheet depending on the resulting impact of any decision by the Company to renew, extend or replace its two existing real estate leases, as the current leases expire; however, the Company does not expect the adoption to have a material impact on its results of operations, financial position and liquidity and its related financial statement disclosures.

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

Nine Months Ended July 31, 2018

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

In June 2018, the FASB issued Accounting Standards Update 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. The adoption of ASU 2018-07 is not expected to have a material impact on the Company's results of operations, financial position or liquidity or its related financial statement disclosures.

In June 2018, the FASB issued Accounting Standards Update 2018-08, Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made (“ASU 2018-08”). ASU 2018-08 applies to entities that receive or make contributions, which primarily are not-for-profit entities but also affects business entities that make contributions. In the context of business entities that make contributions, the FASB clarified that a contribution is conditional if the arrangement includes both a barrier for the recipient to be entitled to the assets transferred and a right of return for the assets transferred (or a right of release of the business entity’s obligation to transfer assets). The recognition of contribution expense is deferred for conditional arrangements and is immediate for unconditional arrangements. ASU 2018-08 requires modified prospective transition to arrangements that have not been completed as of the effective date or that are entered into after the effective date, but full retrospective application to each period presented is permitted. ASU 2018-08 is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. The adoption of ASU 2018-08 is not expected to have a material impact on the Company's results of operations, financial position or liquidity or its related financial statement disclosures.

There are no other new accounting standards issued, but not yet adopted by the Company, which are expected to materially impact the Company’s financial position, operating results or financial statement disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to known and unknown variables, uncertainties, contingencies and risks that may cause actual events or results to differ materially from our expectations. Such known and unknown variables, uncertainties, contingencies and risks (collectively, “factors”) may also adversely affect Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”), the Company’s future results of operations and future financial condition, and/or the future equity value of the Company. Factors that could cause or contribute to such differences from our expectations or that could adversely affect the Company include, but are not limited to: the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate and/or government spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber, copper, gold and other precious metals, plastics and other materials); fluctuations in transportation costs; our dependence on customized equipment for the manufacture of certain of our products in certain production facilities; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing in one or more of the markets in which we participate, including the impact of increased competition; our dependence on a limited number of suppliers for certain product components; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in regulatory reviews and audits and potential regulatory reviews and audits; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences for competing technologies relative to our product offering; economic conditions that affect the telecommunications sector, the data communications sector, certain technology sectors and/or certain industry market sectors (for example, mining, oil & gas, military and wireless carrier industry market sectors); economic conditions that affect U.S. based manufacturers; economic conditions or changes in relative currency strengths (for example, the strengthening of the U.S. dollar relative to certain foreign currencies) and import and/or export tariffs imposed by the U.S. and other countries that affect certain geographic markets and/or the economy as a whole; changes in demand for our products from certain competitors for which we provide private label connectivity products; changes in the mix of products sold during any given period (due to, among other things, seasonality or strength or weaknesses in particular markets in which we participate) which may impact gross profits and gross profit margins or net sales; variations in orders and production volumes of hybrid cables (fiber and copper) with high copper content, which tend to have lower gross profit margins; significant variations in sales resulting from high volatility, timing of large sales orders, and high sales concentration among a limited number of customers in certain markets, particularly the wireless carrier market; terrorist attacks or acts of war, and any current or potential future military conflicts; changes in the level of military spending or other spending by the United States government, including, but not limited to reductions in government spending due to automatic budget cuts or sequestration; ability to recruit and retain key personnel; poor labor relations; the impact of cybersecurity risks and incidents, and the related actual or potential costs and consequences, in compliance with the federal securities laws; the impact of data privacy laws and the General Data Protection Regulation and the related actual or potential costs and consequences; the impact of changes in accounting policies and related costs of compliance, including changes by the Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board (“PCAOB”), the Financial Accounting Standards Board (“FASB”), and/or the International Accounting Standards Board (“IASB”); our ability to continue to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; the impact of changes and potential changes in federal laws and regulations adversely affecting our business and/or which result in increases in our direct and indirect costs, including our direct and indirect costs of compliance with such laws and regulations; rising healthcare costs; the impact of the Patient Protection and Affordable Care Act of 2010, the Health Care and Education Reconciliation Act of 2010, and any revisions to those acts that apply to us and the related legislation and regulation associated with those acts, which directly or indirectly result in increases to our costs; the impact of changes in state or federal tax laws and regulations increasing our costs and/or impacting the net return to investors owning our shares; any changes in the status of our compliance with financial debt covenants with our lender; our ability to maintain and/or secure debt financing and/or equity financing to adequately finance our ongoing operations; the impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, making investments in or with, and/or acquiring parties that compete with and/or have conflicts with our customers; voluntary or involuntary delisting of the Company’s common stock from any exchange on which it is traded; the deregistration by the Company from SEC reporting requirements, as a result of the small number of holders of the Company’s common stock; a continued suspension of dividends declared to shareholders due to inadequate or alternative uses of cash on hand; adverse reactions by customers, vendors or other service providers to unsolicited proposals regarding the ownership or management of the Company; the additional costs of considering, responding to and possibly defending our position on unsolicited proposals regarding the ownership or management of the Company; impact of weather or natural disasters in the areas of the world in which we operate, market our products and/or acquire raw materials; an increase in the number of shares of the Company’s common stock issued and outstanding; further economic downturns generally and/or in one or more of the markets in which we operate; changes in market demand, exchange rates, productivity, market dynamics, market confidence, macroeconomic and/or other economic conditions in the areas of the world in which we operate and market our products; and our success in managing the risks involved in the foregoing.

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

Overview of Optical Cable Corporation

Optical Cable Corporation (or OCC®) is a leading manufacturer of a broad range of fiber optic and copper data communication cabling and connectivity solutions primarily for the enterprise market and various harsh environment and certain specialty markets (collectively, the non-carrier markets), and also the wireless carrier market, offering integrated suites of high quality products which operate as a system solution or seamlessly integrate with other providers’ offerings. Our product offerings include designs for uses ranging from enterprise network, datacenter, residential and campus installations to customized products for specialty applications and harsh environments, including military, industrial, mining, petrochemical and broadcast applications, and for the wireless carrier market. Our products include fiber optic and copper cabling, fiber optic and copper connectors, specialty fiber optic and copper connectors, fiber optic and copper patch cords, pre-terminated fiber optic and copper cable assemblies, racks, cabinets, datacom enclosures, patch panels, face plates, multi-media boxes, fiber optic reels and accessories and other cable and connectivity management accessories, and are designed to meet the most demanding needs of end-users, delivering a high degree of reliability and outstanding performance characteristics.

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

OCC designs, develops and manufactures fiber optic cables for a broad range of enterprise, harsh environment, wireless carrier and other specialty markets and applications. We refer to these products as our fiber optic cable offering. OCC designs, develops and manufactures fiber and copper connectivity products for the enterprise market, including a broad range of enterprise and residential applications. We refer to these products as our enterprise connectivity product offering. OCC designs, develops and manufactures a broad range of specialty fiber optic connectors and connectivity solutions principally for use in military, harsh environment and other specialty applications. We refer to these products as our harsh environment and specialty connectivity product offering.

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

Summary of Company Performance for Third Quarter of Fiscal Year 2018

●

Consolidated net sales for the third quarter of fiscal year 2018 were $23.1 million, an increase of 40.7% when compared to consolidated net sales of $16.4 million for the same period last year. Consolidated net sales for the first nine months of fiscal year 2018 increased 44.1% to $67.6 million, compared to consolidated net sales of $46.9 million for the first nine months of fiscal year 2017.

●

As of July 31, 2018, our sales order backlog/forward load was $8.6 million, or approximately 5 to 6 weeks of net sales (on a trailing 12 month basis). By comparison, our sales order backlog/forward load was $11.8 million, or approximately 7 to 8 weeks of net sales (on a trailing 12 month basis), as of April 30, 2018 (the end of our second quarter of fiscal year 2018). Our sales order backlog/forward load can vary throughout the year, but is generally between approximately 3 to 4 weeks of net sales, or approximately $4 million to $5 million.

●

Gross profit increased 32.4% to $7.0 million in the third quarter of fiscal year 2018, compared to $5.3 million for the third quarter of fiscal year 2017. Gross profit increased 34.4% to $21.2 million in the first nine months of fiscal year 2018, compared to $15.8 million for the same period last year.

●

Gross profit margin (gross profit as a percentage of net sales) was 30.4% during the third quarter of fiscal year 2018, compared to 32.3% for the third quarter of fiscal year 2017. Gross profit margin was 31.4% during the first nine months of fiscal year 2018, compared to 33.7% for the first nine months of fiscal year 2017.

●

Net income was $438,000, or $0.06 per share, during the third quarter of fiscal year 2018, compared to a net loss of $295,000, or $0.05 per share, for the comparable period last year. Net income was $1.4 million or $0.19 per share, during the first nine months of fiscal year 2018, compared to a net loss of $1.2 million, or $0.18 per share, for the first nine months of fiscal year 2017.

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

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended			Nine Months Ended
	July 31,		Percent	July 31,		Percent
	2018	2017	Change	2018	2017	Change
Net sales	$23,117,000	$16,432,000	40.7%	$67,555,000	$46,886,000	44.1%
Gross profit	7,027,000	5,306,000	32.4%	21,212,000	15,779,000	34.4%
SG&A expenses	6,370,000	5,426,000	17.4%	19,329,000	16,517,000	17.0%
Net income (loss)	438,000	(295,000)	248.5%	1,419,000	(1,150,000)	223.4%

Three Months Ended July 31, 2018 and 2017

Net Sales

Consolidated net sales for the third quarter of fiscal year 2018 increased 40.7% to $23.1 million compared to net sales of $16.4 million for the same period last year. We experienced an increase in net sales in our specialty markets in the third quarter of fiscal year 2018 compared to the same period last year, particularly in our wireless carrier market. This increase in the specialty markets was partially offset by a decrease in net sales in our enterprise markets.

Net sales to customers in the United States increased 53.2% in the third quarter of fiscal year 2018, compared to the same period last year. Net sales to customers outside of the United States decreased 11.1% compared to the same period last year.

OCC’s increase in net sales during the third quarter of fiscal year 2018, when compared to the same period last year, and backlog/forward load have been driven by significant orders from one customer with whom OCC has done business for a number of years.

Generally, OCC’s consolidated sales order backlog/forward load varies throughout the year between approximately 3 to 4 weeks of net sales, or approximately $4 million to $5 million. As of July 31, 2018, our sales order backlog/forward load was $8.6 million, or approximately 5 to 6 weeks of net sales (on a trailing 12 month basis). By comparison, our sales order backlog/forward load was $11.8 million, or approximately 7 to 8 weeks of net sales (on a trailing 12 month basis) as of April 30, 2018 (the end of our second quarter of fiscal year 2018).

As a result of our sales order backlog/forward load at the end of the third quarter of fiscal year 2018, at this time, we believe we may see a positive impact on net sales during the fourth quarter of fiscal year 2018, compared to the same period last year. However, we expect net sales during the fourth quarter to be less than net sales during the third quarter of fiscal year 2018.

Gross Profit

Our gross profit was $7.0 million in the third quarter of fiscal year 2018, an increase of 32.4% compared to gross profit of $5.3 million in the third quarter of fiscal year 2017. Gross profit margin, or gross profit as a percentage of net sales, was 30.4% in the third quarter of fiscal year 2018 compared to 32.3% in the third quarter of fiscal year 2017.

Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis. Gross profit margin in the third quarter of fiscal year 2018 was negatively impacted by a shift in product mix toward the sale of certain lower margin products in the third quarter of fiscal year 2018 compared to the third quarter of fiscal year 2017. However, the significant increase in net sales levels during the third quarter of fiscal year 2018 for our fiber optic cable products helped to offset the impact of the decrease in gross profit margin on gross profit, as certain fixed manufacturing costs were spread over higher sales and we benefited from our operating leverage.

Selling, General, and Administrative Expenses

SG&A expenses increased 17.4% to $6.4 million during the third quarter of fiscal year 2018, compared to $5.4 million for the same period last year. SG&A expenses as a percentage of net sales were 27.6% in the third quarter of fiscal year 2018, compared to 33.0% in the third quarter of fiscal year 2017, as we benefited from our operating leverage.

The increase in SG&A expenses during the third quarter of fiscal year 2018 compared to the same period last year was primarily the result of increases in employee related costs totaling $935,000. Included in employee related costs are employee incentives and commissions which increased due to increased net sales and the improved financial results during the third quarter of fiscal year 2018.

Royalty Income (Expense), Net

We recognized royalty income, net of royalty and related expenses, totaling $13,000 during the third quarter of fiscal year 2018 compared to royalty expense, net of royalty income, totaling $39,000 during the third quarter of fiscal year 2017. The change when comparing the third quarter of fiscal year 2018 to the same period last year is due to the expiration of a patent in the fourth quarter of fiscal year 2017 that was previously licensed by OCC from a third party for product sold by OCC. We expect the trend of royalty income to offset royalty expense to continue for the remainder of fiscal year 2018.

Amortization of Intangible Assets

We recognized $9,000 of amortization expense, associated with intangible assets, during the third quarter of fiscal year 2018, compared to $7,000 during the third quarter of fiscal year 2017.

Other Expense, Net

We recognized other expense, net in the third quarter of fiscal year 2018 of $204,000 compared to $115,000 in the third quarter of fiscal year 2017. The increase in other expense, net during the third quarter of fiscal year 2018 compared to the same period last year was primarily due to the interest payable under the Special Project Revolving Credit Note, which was not in place during the same quarter in the prior year, and our Revolving Credit Note. Higher balances outstanding on these revolving credit notes when compared to the same quarter in the prior year as well as an increase in the interest rate of our Revolving Credit Note resulted in increased interest expense during the third quarter of fiscal year 2018 when compared to the same quarter in fiscal year 2017. Other expense, net is comprised primarily of interest expense together with other miscellaneous items.

Income (loss) Before Income Taxes

We reported income before income taxes of $456,000 for the third quarter of fiscal year 2018, compared to a loss before income taxes of $281,000 for the third quarter of fiscal year 2017. The change was primarily due to the increase in gross profit of $1.7 million, partially offset by the increase in SG&A expenses of $944,000, compared to the same period in 2017.

Income Tax Expense

Income tax expense totaled $17,000 in the third quarter of fiscal year 2018, compared to $14,000 for the same period in fiscal year 2017. Our effective tax rate for the third quarter of fiscal year 2018 was 3.8% compared to negative 5.0% for the third quarter of fiscal year 2017.

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

During fiscal year 2015, we established a valuation allowance against all of our net deferred tax assets. As a result of establishing a full valuation allowance against our net deferred tax assets, if we generate sufficient taxable income in subsequent periods to realize a portion or all of our net deferred tax assets, our effective income tax rate could be unusually low due to the tax benefit attributable to the necessary decrease in our valuation allowance—as has been the case during the nine months ended July 31, 2018. Further, if we generate losses before taxes in subsequent periods, our effective income tax rate could also be unusually low as any increase in our net deferred tax asset from such a net operating loss for tax purposes would be offset by a corresponding increase to our valuation allowance against our net deferred tax assets.

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

Net Income (Loss)

Net income for the third quarter of fiscal year 2018 was $438,000 compared to a net loss of $295,000 for the third quarter of fiscal year 2017. This change was primarily due to the increase in income before income taxes of $737,000.

Nine Months Ended July 31, 2018 and 2017

Net Sales

Consolidated net sales for the first nine months of fiscal year 2018 increased 44.1% to $67.6 million compared to net sales of $46.9 million for the same period last year. We experienced an increase in net sales in our specialty markets in the first nine months of fiscal year 2018 compared to the same period last year, particularly in our wireless carrier and military markets, but this increase was partially offset by a decrease in net sales in our enterprise markets. Net sales to customers in the United States increased 53.7% in the first nine months of fiscal year 2018 compared to the same period last year, and net sales to customers outside of the United States increased 4.5%.

OCC’s increase in net sales during the first nine months of fiscal year 2018, compared to the same period last year, has been driven by significant orders from one customer with whom OCC has done business for a number of years.

Gross Profit

Our gross profit was $21.2 million in the first nine months of fiscal year 2018, an increase of 34.4% compared to gross profit of $15.8 million in the first nine months of fiscal year 2017. Gross profit margin, or gross profit as a percentage of net sales, was 31.4% in the first nine months of fiscal year 2018 compared to 33.7% in the first nine months of fiscal year 2017.

Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis. Gross profit margin in the first nine months of fiscal year 2018 was negatively impacted by a shift in product mix toward the sale of certain lower margin products in the first nine months of fiscal year 2018 compared to the first nine months of fiscal year 2017. However, the significant increase in net sales levels during the first nine months of fiscal year 2018 for our fiber optic cable products helped to offset the impact of the decrease in gross profit margin on gross profit, as certain fixed manufacturing costs were spread over higher sales and we benefited from our operating leverage.

Selling, General, and Administrative Expenses

SG&A expenses increased 17.0% to $19.3 million for the first nine months of fiscal year 2018 from $16.5 million for the same period last year. SG&A expenses as a percentage of net sales were 28.6% in the first nine months of fiscal year 2018 compared to 35.2% in the first nine months of fiscal year 2017, as we benefited from our operating leverage .

The increase in SG&A expenses during the first nine months of fiscal year 2018 compared to the same period last year was primarily the result of increases in employee related costs totaling $2.7 million. Included in employee related costs are employee incentives and commissions which increased due to increased net sales and the improved financial results during the first nine months of fiscal year 2018.

Royalty Income (Expense), Net

We recognized royalty income, net of royalty and related expenses, totaling $30,000 during the first nine months of fiscal year 2018, compared to royalty expense, net of royalty income totaling $109,000 during the same period last year. The change when comparing the first nine months of fiscal year 2018 to the same period last year is due to the expiration of a patent in the fourth quarter of fiscal year 2017 that was previously licensed by OCC from a third party for product sold by OCC. We expect the trend of royalty income to offset royalty expense to continue for the remainder of fiscal year 2018.

Amortization of Intangible Assets

We recognized $26,000 of amortization expense, associated with intangible assets, for the first nine months of fiscal year 2018, compared to amortization expense of $19,000 during the first nine months of fiscal year 2017.

Other Expense, Net

We recognized other expense, net in the first nine months of fiscal year 2018 of $474,000 compared to $283,000 in the first nine months of fiscal year 2017. Other expense, net in the first nine months of fiscal year 2018 was comprised of interest expense together with other miscellaneous items. Other expense, net in the first nine months of fiscal year 2017 was comprised of interest expense and other miscellaneous items, partially offset by income of approximately $171,000, resulting from the reversal of amounts previously accrued upon the favorable settlement of certain legal matters.

Income (Loss) Before Income Taxes

We reported income before income taxes of $1.4 million for the first nine months of fiscal year 2018 compared to a loss before income taxes of $1.1 million for the first nine months of fiscal year 2017. This change was primarily due to the increase in gross profit of $5.4 million, partially offset by the increase in SG&A expenses of $2.8 million in the first nine months of fiscal year 2018, compared to the same period in 2017.

Income Tax Benefit (Expense)

Income tax benefit totaled $6,000 in the first nine months of fiscal year 2018 compared to income tax expense of $1,000 for the same period in fiscal year 2017. Our effective tax rate for the first nine months of fiscal years 2018 and 2017 was less than negative one percent.

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

During fiscal year 2015, we established a valuation allowance against all of our net deferred tax assets. As a result of establishing a full valuation allowance against our net deferred tax assets, if we generate sufficient taxable income in subsequent periods to realize a portion or all of our net deferred tax assets, our effective income tax rate could be unusually low due to the tax benefit attributable to the necessary decrease in our valuation allowance—as has been the case during the nine months ended July 31, 2018. Further, if we generate losses before taxes in subsequent periods, our effective income tax rate could also be unusually low, as any increase in our net deferred tax asset from such a net operating loss for tax purposes would be offset by a corresponding increase to our valuation allowance against our net deferred tax assets.

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

Net Income (Loss)

Net income for the first nine months of fiscal year 2018 was $1.4 million compared to a net loss of $1.2 million for the first nine months of fiscal year 2017. This change was due primarily to the increase in income before income taxes of $2.6 million in the first nine months of fiscal year 2018, compared to the same period in fiscal year 2017.

Financial Condition

Total assets increased $5.7 million, or 14.1%, to $45.8 million at July 31, 2018, from $40.1 million at October 31, 2017. This increase was primarily due to a $5.6 million increase in trade accounts receivable, net and a $532,000 increase in inventories. The increase in trade accounts receivable, net largely resulted from the increase in net sales in the third quarter of fiscal year 2018 when compared to the fourth quarter of fiscal year 2017. At July 31, 2018, 27.8% of our trade accounts receivable is from one customer; however, we believe that we have adequately provided for the credit risks as of July 31, 2018 in the condensed consolidated financial statements. Inventories increased as the result of the timing of certain raw material purchases and increases in work in process levels related to pending shipments.

Total liabilities increased $3.1 million, or 18.6%, to $19.5 million at July 31, 2018, from $16.4 million at October 31, 2017. The increase in total liabilities was primarily due to an increase in accounts payable and accrued expenses, including accrued compensation and payroll taxes, totaling $3.2 million, primarily resulting from purchases of raw materials in preparation for the manufacture and shipment of orders in the second and third quarters of fiscal year 2018 and the timing of certain vendor and payroll related payments.

Total shareholders’ equity at July 31, 2018 increased $2.6 million in the first nine months of fiscal year 2018. The increase resulted primarily from net income of $1.4 million and share-based compensation, net of $1.2 million.

Liquidity and Capital Resources

Our primary capital needs during the first nine months of fiscal year 2018 have been to fund working capital requirements and to make principal payments on long-term debt and our notes payable to bank. Our primary source of capital for these purposes has been existing cash, borrowings under our revolving credit facilities and cash provided by operations.

Our cash totaled $1.0 million as of July 31, 2018, an increase of $146,000, compared to $891,000 as of October 31, 2017. The increase in cash for the nine months ended July 31, 2018 primarily resulted from net cash provided by operating activities of $1.0 million, partially offset by capital expenditures totaling $523,000 and cash used in financing activities of $355,000.

On July 31, 2018, we had working capital of $26.1 million compared to $22.9 million on October 31, 2017. The ratio of current assets to current liabilities as of July 31, 2018 was 4.5 to 1 compared to 6.5 to 1 as of October 31, 2017. The increase in working capital was primarily due to the $5.6 million increase in trade accounts receivable, net and the $532,000 increase in inventories, partially offset by the $3.2 million increase in accounts payable and accrued expenses, including accrued compensation and payroll. The decrease in the current ratio was primarily due to the fact that current assets increased $6.4 million, or 23.6%, while current liabilities increased $3.2 million, or 76.7%.

As of July 31, 2018 and October 31, 2017, we had outstanding loan balances under our revolving credit facilities totaling $5.8 million and $5.7 million, respectively. As of July 31, 2018 and October 31, 2017, we had outstanding loan balances, excluding our revolving credit facility, totaling $6.5 million and $6.7 million, respectively.

Net Cash

Net cash provided by operating activities was $1.0 million in the first nine months of fiscal year 2018, compared to net cash used in operating activities of $930,000 in the first nine months of fiscal year 2017.

Net cash provided by operating activities during the first nine months of fiscal year 2018 primarily resulted from net income of $1.4 million, plus net adjustments to reconcile net income to net cash provided by operating activities, including depreciation and amortization of $1.3 million and share-based compensation expense of $1.4 million. Additionally, the cash flow impact of increases in accounts payable and accrued expenses, including accrued compensation and payroll taxes, of $3.2 million further contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by the cash flow impact of increases in trade accounts receivable, net of $5.6 million and increases in inventories of $532,000.

Net cash used in operating activities during the first nine months of fiscal year 2017 primarily resulted from an increase in inventories totaling $3.3 million and the cash flow impact of increases in trade accounts receivable, net totaling $391,000, partially offset by certain adjustments to reconcile a net loss of $1.2 million to net cash used in operating activities including depreciation, amortization and accretion of $1.2 million and share-based compensation expense of $669,000. Additionally, the cash flow impact of increases in accounts payable and accrued expenses of $1.6 million further contributed to offset net cash used in operating activities.

Net cash used in investing activities totaled $545,000 in the first nine months of fiscal year 2018, compared to $468,000 in the first nine months of fiscal year 2017. Net cash used in investing activities during the first nine months of fiscal years 2018 and 2017 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment.

Net cash used in financing activities totaled $355,000 in the first nine months of fiscal year 2018, compared to net cash provided by financing activities of $48,000 in the first nine months of fiscal year 2017. Net cash used in financing activities in the first nine months of fiscal year 2018 resulted primarily from principal payments on long-term debt totaling $188,000. Net cash provided by financing activities in the first nine months of fiscal year 2017 resulted primarily from proceeds from a note payable to our bank under our line of credit, net of repayments totaling $400,000, partially offset by principal payments on long-term debt totaling $215,000.

We have a plan (the “Repurchase Plan”), approved by our Board of Directors on July 14, 2015, to purchase and retire up to 400,000 shares of our common stock, or approximately 6.0% of the shares then outstanding. When the Repurchase Plan was approved, we had anticipated that the purchases would be made over a 24- to 36-month period, but there was no definite time period for repurchase, or plan expiration. As of July 31, 2018, we had 398,400 shares remaining to purchase under this Repurchase Plan, and we have made no specific determination whether and over what period these shares may be purchased.

We have repurchased outstanding common stock outside of the Repurchase Plan through an odd lot repurchase offer. During the first nine months of fiscal year 2018, we repurchased and retired 19 shares for $47, outside of the Repurchase Plan.

Credit Facilities

We have credit facilities consisting of a real estate term loan, as amended and restated (the “Virginia Real Estate Loan”), a supplemental real estate term loan, as amended and restated (the “North Carolina Real Estate Loan”), a Revolving Credit Note (“Revolver”) and a Special Project Revolving Credit Note (“Special Project Revolver”).

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

Our Revolver with Pinnacle provides the Company with a $7.0 million revolving line of credit (“Revolving Loan”) for our working capital needs. Under the Revolver, Pinnacle provides us with one or more revolving loans in a collective maximum principal amount of $7.0 million. We may borrow, repay, and reborrow at any time or from time to time while the Revolving Loan is in effect.

The applicable margin in the Revolving Credit Note has a floor on the interest rate for the Revolving Credit Note such that the rate will never be less than 2.50% per annum. The Revolving Loan accrues interest at LIBOR plus 2.50% (resulting in a 4.59% rate at July 31, 2018). The Revolving Loan is payable in monthly payments of interest only with principal and any outstanding interest due and payable at maturity.

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

Also on April 10, 2018, we entered into a Special Project Loan Agreement and Special Project Revolver with Pinnacle which provides the Company with a $6.0 million revolving line of credit (the “Special Project Revolving Loan”) for the working capital needs related to the fulfillment and processing of certain orders. Under the Special Project Revolver, Pinnacle provides us with one or more revolving loans in a collective maximum principal amount of $6.0 million. We may borrow, repay, and reborrow at any time or from time to time while the Special Project Revolving Loan is in effect.

The Special Project Revolving Loan accrues interest at LIBOR plus 4.0% (resulting in a 6.09% rate at July 31, 2018). The Special Project Revolving Loan is payable in monthly payments of interest only with principal and any outstanding interest due and payable at maturity. Maturity for the Special Project Revolving Loan is October 1, 2018, unless extended.

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

As of July 31, 2018, we had $5.8 million of outstanding borrowings on our Revolving Loan and $1.2 million in available credit, and no outstanding borrowings on our Special Project Revolving Loan and $6.0 million in available credit.

Capital Expenditures

We did not have any material commitments for capital expenditures as of July 31, 2018. During our 2018 fiscal year budgeting process, we included an estimate for capital expenditures of $2.0 million for the year. We anticipate these expenditures will be funded out of our working capital or borrowings, including under our credit facility. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Historically, we have spent less than our budgeted capital expenditures in most fiscal years.

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

This trend may be substantially altered during any quarter or year by the timing of larger projects, timing of orders from larger customers, other economic factors impacting our industry or impacting the industries of our customers and end-users, and macroeconomic conditions. We believe we will not experience this typical seasonality pattern in fiscal year 2018 as a result of significant sales to one customer concentrated more heavily in the first half of the year.

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

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2017 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2017 Form 10-K did not change during the period from November 1, 2017 through July 31, 2018.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires the recognition of a separate lease liability representing the required lease payments over the lease term and a separate lease asset representing the right to use the underlying asset during the same lease term. Additionally, this ASU provides clarification regarding the identification of certain components of contracts that would represent a lease as well as requires additional disclosures to the notes of the financial statements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period with early adoption permitted. We are currently evaluating the provisions of ASU 2016-02 in order to determine the impact on our results of operations, financial position and liquidity and our related financial statement disclosures. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provides an additional (and optional) transition method to adopt the new lease standard. Under the new transition method, an entity would initially apply the new lease requirements in the period of adoption and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. We expect the adoption of this guidance may result in an increase to our long-term assets and liabilities on our consolidated balance sheet depending on the resulting impact of any decision by us to renew, extend or replace our two existing real estate leases, as the current leases expire; however, we do not expect the adoption to have a material impact on our results of operations, financial position and liquidity and our related financial statement disclosures.

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

In June 2018, the FASB issued Accounting Standards Update 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. The adoption of ASU 2018-07 is not expected to have a material impact on our results of operations, financial position or liquidity or our related financial statement disclosures.

In June 2018, the FASB issued Accounting Standards Update 2018-08, Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made (“ASU 2018-08”). ASU 2018-08 applies to entities that receive or make contributions, which primarily are not-for-profit entities but also affects business entities that make contributions. In the context of business entities that make contributions, the FASB clarified that a contribution is conditional if the arrangement includes both a barrier for the recipient to be entitled to the assets transferred and a right of return for the assets transferred (or a right of release of the business entity’s obligation to transfer assets). The recognition of contribution expense is deferred for conditional arrangements and is immediate for unconditional arrangements. ASU 2018-08 requires modified prospective transition to arrangements that have not been completed as of the effective date or that are entered into after the effective date, but full retrospective application to each period presented is permitted. ASU 2018-08 is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. The adoption of ASU 2018-08 is not expected to have a material impact on our results of operations, financial position or liquidity or our related financial statement disclosures.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2018. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2018, and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended July 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6. Exhibits

The exhibits listed on the Exhibit Index are filed as part of, and incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: September 11, 2018	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: September 11, 2018	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

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

4.20

Modification of Credit Line Deed of Trust dated May 2, 2018 by and between Optical Cable Corporation (successor by merger to Superior Modular Products Incorporated) as Grantor, W. Todd Ross (in substitution of LeClairRyan) as Trustee and Pinnacle Bank (successor by merger with Bank of North Carolina) as Beneficiary, modifying that certain Credit Line Deed of Trust dated May 30, 2008 (incorporated herein by reference to Exhibit 4.20 to the Company’s Quarterly Report on Form 10-Q for the second quarter ended April 30, 2018).

4.21

Modification of Deed of Trust, Security Agreement, and Assignment of Leases and Rents dated May 2, 2018 by and between Optical Cable Corporation (successor by merger to Superior Modular Products Incorporated) as Grantor, W. Todd Ross (in substitution of LeClairRyan) as Trustee and Pinnacle Bank (successor by merger with Bank of North Carolina) as Beneficiary, modifying that certain Deed of Trust, Security Agreement and Assignment of Leases and Rents dated May 30, 2008 (incorporated herein by reference to Exhibit 4.21 to the Company’s Quarterly Report on Form 10-Q for the second quarter ended April 30, 2018).

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at July 31, 2018 and October 31, 2017, (ii) Condensed Consolidated Statements of Operations for the nine months ended July 31, 2018 and 2017, (iii) Condensed Consolidated Statement of Shareholders’ Equity for the nine months ended July 31, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2018 and 2017, and (v) Condensed Notes to Condensed Consolidated Financial Statements. FILED HEREWITH.

_________

*	Management contract or compensatory plan or agreement.