Form 10-K
period 2018-10-31
OPTICAL CABLE CORP
filed 2018-12-19
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

Form 10-K

 ________________________________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes   ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1)    Yes  ☒    No   ☐ (2)    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. (See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer ☐    Accelerated Filer ☐    Non-accelerated Filer ☐     Smaller Reporting Company ☒    Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes   ☐    No  ☒

The aggregate market value of the registrant’s Common Stock, no par value, held by non-affiliates of the registrant (without admitting any person whose shares are not included in determining such value is an affiliate) as of April 30, 2018, the last business day of the Company’s most recent second quarter was $16,078,204 based upon the closing price of these shares as reported by the Nasdaq Global Market on April 30, 2018.

As of December 11, 2018, the Company had outstanding 7,694,187 common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report filed as Exhibit 13.1 to this report on Form 10-K are incorporated by reference in Part II of this Form 10-K Report: “Corporate Information,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” and “Report of Independent Registered Public Accounting Firm.” In addition, portions of the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K Report: “Election of Directors,” “Beneficial Ownership of Securities,” “Compensation of Executive Officers,” “Compensation of Directors,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “Code of Ethics,” “Executive Compensation,” “Beneficial Ownership of Securities,” “Equity Compensation Plans Information,” “Certain Relationships and Related Transactions,” “Independent Registered Public Accounting Firm,” and “Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Registered Public Accounting Firm.”

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

Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) is a leading manufacturer of a broad range of fiber optic and copper data communication cabling and connectivity solutions primarily for the enterprise market and various harsh environment and specialty markets (collectively, the non-carrier markets), and also the wireless carrier market, offering integrated suites of high quality products which operate as a system solution or seamlessly integrate with other providers’ offerings.

OCC’s product offerings include designs for uses ranging from enterprise networks, datacenters, residential, campus and Passive Optical LAN (POL) installations to customized products for specialty applications and harsh environments, including military, industrial, mining, petrochemical and broadcast applications, and for the wireless carrier market.

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

The OCC team seeks to provide top-tier integrated communication solutions by bundling all of our fiber optic and copper data communication product offerings into systems that are best suited for individual data communication needs and application requirements of our customers and the end-users of our systems.

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

OCC primarily manufactures its fiber optic cables at its ISO 9001:2015 registered and MIL-STD-790G certified facility located in Roanoke, Virginia, primarily manufactures its enterprise connectivity products at its ISO 9001:2015 registered facility located near Asheville, North Carolina, and primarily manufactures its harsh environment and specialty connectivity products at its ISO 9001:2015 registered and MIL-STD-790G certified facility located near Dallas, Texas.

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

Optical Cable Corporation, OCC®, Procyon®, Superior Modular Products™, SMP Data Communications™, Applied Optical Systems™, Centric Solutions™, and associated logos are trademarks of Optical Cable Corporation.

Products

OCC® is a leading manufacturer of a broad range of fiber optic and copper data communication cabling and connectivity solutions primarily for the enterprise market and various harsh environment and specialty markets (the non-carrier markets), offering an integrated suite of high quality, warranted products which operate as a system solution or seamlessly integrate with other providers’ offerings. OCC also manufactures and sells a significant amount of products in the wireless carrier market. OCC’s product offerings include designs for uses ranging from enterprise networks, datacenters, residential, campus and Passive Optical LAN (POL) installations to customized products for harsh environments and specialty applications, including military, industrial, mining, petrochemical, wireless carrier and broadcast applications.

OCC products include fiber optic and copper cabling, fiber optic and copper connectors, specialty fiber optic and copper connectors, fiber optic and copper patch cords, pre-terminated fiber optic and copper cable assemblies, racks, cabinets, datacom enclosures, fiber optic and copper patch panels, face plates, multi-media boxes, fiber optic reels and accessories and other cable and connectivity management accessories. Our products are designed to meet the most demanding needs of end-users, delivering a high degree of reliability and outstanding performance characteristics. During the past two years, OCC has been granted 23 patents for innovative designs of fiber optic and copper connectivity and fiber optic cable.

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

Our product line is diverse and versatile, in keeping with evolving application needs of customers within our markets. Our tight-buffered fiber optic cables address a wide range of needs, primarily for the enterprise market and various harsh environment and specialty markets (the non-carrier markets), ranging from enterprise networks, data centers, residential, campus and Passive Optical LAN (POL) installations, as well as the needs for the harsh environment and specialty markets including military, industrial, mining, petrochemical, and broadcast applications, and to a lesser extent the access market. OCC also manufactures and sells a significant amount of fiber optic cable and hybrid cable (fiber and copper) products in the wireless carrier market. Our patented tight-buffered fiber unit cables have both high fiber-count and rugged performance in a compact and lightweight design. We believe that we offer one of the most comprehensive tight-buffered fiber optic cable product offerings for our markets.

We produce fiber optic cables for specialized installations, including various hybrid cables (fiber and copper), and cables with specialty fibers. We can armor fiber optic cables for additional protection in certain installations, providing both steel tape and interlocking armor options. We offer cables suitable for underground or overhead installations. For overhead installations, we offer several self-supporting fiber optic cables including both Figure-8 and round messenger construction. We have fiber optic cables available in various flammability ratings. We offer cables combining different types of optical fiber and/or copper wires, with copper wires being used as power feeds or to facilitate the transition from copper wire to optical fiber-based systems without further installation of fiber optic cables. Our hybrid cables include a line of security cables which combine copper power feeds with optical fiber in the cables making them particularly well suited for surveillance cameras and other specialty applications. We also design and manufacture specialty fiber optic cables, such as for use in Fiber-to-the-Antenna (“FTTA”) products for cell tower build-outs, military ground tactical, industrial (including tray cables), mining, deployable broadcast, oil and gas, festoon, pierside and high density datacenter applications. Our product offering further includes fiber optic cables complying with or certified to various standards for specialty applications, such as: U.S. Department of Defense MIL-PRF-85045/8B and U.K. Ministry of Defence Def-Stan 60-1, Part 3 qualifications for military ground tactical fiber optic cable; Det Norske Veritas (DNV) type approval certificate for marine shipboard and offshore platform applications; U.S. Mine Safety and Health Administration (MSHA) approval for use in mines; and American Bureau of Shipping (ABS) type approved cables. We also offer our customers a variety of customized constructions to meet their specific communication needs.

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

Fiber Optic Connectivity Products. Our fiber optic connectivity products provide customers a comprehensive line of fiber optic system solutions for equipment rooms, telecommunications closets, datacenters and workstations, including unique infrastructure and cabling solutions for Passive Optical LAN (POL) installations. Our product offering includes fiber optic wall mount, cabinet mount and rack mount enclosures, pre-terminated fiber optic enclosures, fiber optic connectors, splice trays, fiber optic jumpers, plug and play cassette modules, pre-terminated fiber optic cable assemblies, adapters, and accessories.

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

Harsh Environment and Specialty Connectivity Products

We design, manufacture, market and sell specialty fiber optic connectors and connectivity components, certain ruggedized copper datacom connectors, and related deployable systems and solutions for military, other harsh environment and specialty applications. For deployable applications, we manufacture a full range of tactical fiber optic connectors that conform to U.S. Department of Defense standards, such as MIL-PRF-29504, MIL-DTL-83522, MIL-DTL-83526, NAVSEA 7379171, and NAVSEA 7379172. In addition to military specified products, we also manufacture commercial grade versions of cylindrical connector products including EZ-MATE™, MHC®-II, MHC®-T3 and F-LINK™. Many of our products utilize a hermaphroditic design that allows for concatenation of assemblies without regard to connector gender. This design allows for quick and easy deployment and retrieval. To provide more comprehensive interconnect solutions, we designed and developed a complete family of lightweight reels and accessories. Our patented lightweight reels and our lightweight reel stands are approved for use by the United States military. We manufacture cylindrical connector product for fixed fiber optic or applications requiring optical fiber and copper connections in the same connector. We fabricate a wide variety of simplex, duplex and multi-channel fiber optic assemblies for uses as varied as mining, oil & gas, petrochemical, broadcast, industrial and military applications. Our product offering also includes ruggedized RJ45 connectors.

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

Compliance with Environmental Laws

We are not aware of any material violations at our facilities of any local, state or federal environmental laws. We have not incurred any material expenditures related to environmental compliance during our 2018 fiscal year. We believe that we have materially complied with all applicable environmental regulations.

Customers and End-Users

We have a global customer base, selling in approximately 50 countries in fiscal year 2018.

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

•

Wireless Carriers. We design and manufacture various specialty fiber optic and hybrid (fiber and copper) cables for FTTA applications such as cell phone tower build-outs and upgrades. Annual net sales to one wireless carrier customer have significantly fluctuated over the years─reaching an all-time high of $28.6 million during fiscal year 2018. Currently, we do not anticipate that sales to this customer will trend at the same level in fiscal year 2019 as it did in fiscal year 2018, however, we cannot predict the level of future sales to this customer at this time.

•	Original Equipment Manufacturers. We private label a number of our copper connectivity products for other major manufacturers of copper connectivity, including major competitors.

Our extensive technology base and versatile manufacturing processes enable us to respond to diverse customer needs.

Employees

As of October 31, 2018, we employed a total of 376 persons (excluding independent sales representatives and firms). None of our employees is represented by a labor union. We have experienced no work stoppages and we continue to take steps we believe appropriate to ensure our employee relations are good.

Seasonality

We typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year. We believe this historical seasonality pattern is generally indicative of an overall trend and reflective of the buying patterns and budgetary cycles of our customers. However, this pattern may be substantially altered during any quarter or year, as was the case in fiscal year 2018, by the timing of larger projects, timing of orders from larger customers, other economic factors impacting our industry or impacting the industries of our customers and end-users, and macroeconomic conditions. While we believe seasonality may be a factor that impacts our quarterly net sales results, we are not able to reliably predict net sales based on seasonality because these other factors can also substantially impact our net sales patterns during the year. Our trend for the last three fiscal years has been that an average of approximately 51%, 48% and 47% of our net sales occurred during the first half of fiscal years 2018, 2017 and 2016, respectively, and an average of approximately 49%, 52% and 53% of our net sales occurred during the second half of fiscal years 2018, 2017 and 2016, respectively.

Item 1A. RISK FACTORS

Item 1A. Risk Factors is not required for a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended.

Certain risk factors that may adversely affect the Company, the Company’s future results of operations and future financial condition, and future market valuation of the Company are mentioned under “Forward-Looking Information” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report for the fiscal year ended October 31, 2018 (filed as Exhibit 13.1 to this report on Form 10-K), and in our Quarterly Reports on Form 10-Q.

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

We believe that we are currently operating at approximately 50% of our production equipment capacity on average at our collective manufacturing facilities during fiscal year 2018. This determination is based on a capacity calculation that assumes we would be fully staffed to run production at all of our locations twenty-four hours per day, seven days a week, all year. Since various production equipment is specialized and our product mix varies, individual manufacturing equipment may operate at higher or lower production capacity during various times during any given period of time. Additionally, we can experience capacity constraints based on the types of products that are being manufactured at any given time and related inherent limitations in the manufacturing process as well as the time it takes to hire and train new employees.

Additional personnel would need to be hired and trained, additional warehousing space may be needed, and, depending on product mix, certain additional production equipment may need to be acquired, to fully utilize our excess production equipment capacity at all of our facilities. We can provide no assurance as to the time required to complete the process of hiring and training personnel or to acquire and install certain additional production equipment or our ability to secure additional warehousing space, necessary to fully utilize our excess production capacity.

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

PART II

Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information pertaining to shareholders beneficially owning more than five percent of the Company’s common stock and the security ownership of management, which is set forth under the caption “Beneficial Ownership of Securities” in the Proxy Statement for the 2019 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The Company had 7,694,387 shares of common stock issued and outstanding at October 31, 2018. Employees of the Company and members of the Board of Directors owned at least 38.2% of the shares issued and outstanding at October 31, 2018, including shares still subject to potential forfeiture based on vesting requirements.

Issuer Purchases of Equity Securities

The Company has a plan (the “Repurchase Plan”), approved by its Board of Directors on July 14, 2015, to purchase and retire up to 400,000 shares of the Company’s common stock, or approximately 6.0% of the shares then outstanding. When the Repurchase Plan was approved, the Company had anticipated that the purchases would be made over a 24- to 36-month period, but there was no definite time period for repurchase, or plan expiration. For the three-month period ended October 31, 2018, the Company did not repurchase and retire any shares of its outstanding common stock under the Repurchase Plan and had 398,400 shares remaining to purchase under this Plan. The Company has made no specific determination whether and over what period these remaining shares under the Repurchase Plan may be purchased.

The Company repurchased outstanding common stock outside of the Repurchase Plan through an odd lot repurchase offer. During fiscal year 2018, OCC repurchased and retired a total of 272 shares for $1,557, outside of the Repurchase Plan.

The information contained under the caption “Corporate Information” of our Annual Report for the fiscal year ended October 31, 2018, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 6.     SELECTED FINANCIAL DATA

Not required for a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended.

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for the fiscal year ended October 31, 2018, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company did not engage in transactions in derivative financial instruments or derivative commodity instruments. As of October 31, 2018, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information contained under the captions “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” and “Reports of Independent Registered Public Accounting Firms” of our Annual Report for the fiscal year ended October 31, 2018, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in our accountants and the Company did not have any disagreements with its accountants on any accounting matter or financial disclosure made during our fiscal year ended October 31, 2018.

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

As of October 31, 2018, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer (principal accounting officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2018.

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

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline. Management conducted an evaluation of the design and effectiveness of the Company’s system of internal control over financial reporting as of October 31, 2018, based on the framework set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on its evaluation, management concluded that, as of October 31, 2018, the Company’s internal control over financial reporting was effective.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information with respect to the Directors of the registrant, see “Election of Directors,” “Directors,” and “Executive Officers” in the Proxy Statement for the 2019 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

For information with respect to the executive officers of the registrant, see “Executive Officers” in the Proxy Statement for the 2019 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

The information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, which is set forth under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement for the 2019 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning the Company’s code of ethics that applies to the Company’s principal executive officer and the Company’s senior financial officers required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Code of Ethics.”

Item 11. EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation,” and “Director Compensation” in the Proxy Statement for the 2019 Annual Meeting of Shareholders of the Company is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans:
Second Amended & Restated 2011 Stock Incentive Plan	529,619	shares	$—	—
2017 Stock Incentive Plan	498,083	shares	$—	205,445	shares
Total	1,027,702	shares	$—	205,445	shares

(1) Includes restricted shares that are issued and outstanding, but have not yet vested and are subject to forfeiture.

The term “shares” in the table above means our common shares.

The information concerning stock ownership by directors, executive officers and shareholders beneficially owning more than five percent of the Company’s common stock, which is set forth under the caption “Beneficial Ownership of Securities” in the Proxy Statement for the 2019 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning securities authorized for issuance under equity compensation plans required by this Item, pursuant to Item 201(d) of Regulation S-K, is incorporated by reference to the Company’s Proxy Statement under the heading “Equity Compensation Plans Information.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information with respect to certain transactions with management of the Company, which is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement for the 2019 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information with respect to certain principal accountant fees and services, which is set forth under the caption “Independent Registered Public Accounting Firm” in the Proxy Statement for the 2019 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) List of documents filed as part of this report:

1.

Financial statements: The Company’s consolidated financial statements and related notes thereto are hereby incorporated by reference to pages 23 to 44 of the Company’s Annual Report filed as Exhibit 13.1 to this Form 10-K.

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

4.7

Credit Agreement dated April 26, 2016 by and between Optical Cable Corporation as borrower and Pinnacle Bank (successor by merger with Bank of North Carolina) as lender in the amount of $7,000,000 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed May 3, 2016).

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

4.22

Fifth Loan Modification Agreement dated October 15, 2018 by and between Optical Cable Corporation and Pinnacle Bank (successor by merger with Bank of North Carolina) (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 17, 2018).

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

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended October 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of October 31, 2018 and 2017, (ii) Consolidated Statements of Operations for the years ended October 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2018, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the years ended October 31, 2018, 2017 and 2016, and (v) Notes to Consolidated Financial Statements. FILED HEREWITH.

_________________________

*	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTICAL CABLE CORPORATION

Date:	December 19, 2018	By:	/S/ NEIL D. WILKIN, JR.
Neil D. Wilkin, Jr. Chairman of the Board of Directors, President and Chief Executive Officer

Date:	December 19, 2018	By:	/S/ TRACY G. SMITH
Tracy G. Smith Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 19, 2018.

Date:	December 19, 2018	/S/ NEIL D. WILKIN, JR.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date:	December 19, 2018	/S/ RANDALL H. FRAZIER
Randall H. Frazier Director

Date:	December 19, 2018	/S/ JOHN M. HOLLAND
John M. Holland Director

Date:	December 19, 2018	/S/ JOHN A. NYGREN
John A. Nygren Director

Date:	December 19, 2018	/S/ CRAIG H. WEBER
Craig H. Weber Director

Date:	December 19, 2018	/S/ JOHN B. WILLIAMSON, III
John B. Williamson, III Director