Form 10-Q
period 2019-01-31
OPTICAL CABLE CORP
filed 2019-03-12
CIK 1000230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. (See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act). (Check one):

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

As of March 6, 2019, 7,436,907 shares of the registrant’s Common Stock, no par value, were outstanding.

optical cable corporation

Form 10-Q Index

Three Months Ended January 31, 2019

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

OPTICAL CABLE CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	January 31,	October 31,
	2019	2018
Assets
Current assets:
Cash	$418,071	$177,413
Trade accounts receivable, net of allowance for doubtful accounts of $88,051 at January 31, 2019 and $64,242 at October 31, 2018	9,850,640	12,832,890
Other receivables	55,272	61,951
Inventories	19,485,556	17,474,755
Prepaid expenses and other assets	463,694	500,021
Total current assets	30,273,233	31,047,030
Property and equipment, net	11,036,662	11,204,639
Income taxes refundable - noncurrent	49,281	49,281
Intangible assets, net	651,597	635,035
Other assets, net	156,265	162,475
Total assets	$42,167,038	$43,098,460
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$263,598	$260,954
Accounts payable and accrued expenses	4,926,041	3,256,153
Accrued compensation and payroll taxes	2,501,417	3,489,070
Income taxes payable	20,322	21,666
Total current liabilities	7,711,378	7,027,843
Note payable to bank - noncurrent	4,800,000	3,000,000
Long-term debt, excluding current installments	6,092,249	6,158,630
Other noncurrent liabilities	68,415	101,150
Total liabilities	18,672,042	16,287,623
Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 7,436,907 shares at January 31, 2019 and 7,694,387 shares at October 31, 2018	13,749,813	13,816,140
Retained earnings	9,745,183	12,994,697
Total shareholders’ equity	23,494,996	26,810,837
Commitments and contingencies
Total liabilities and shareholders’ equity	$42,167,038	$43,098,460

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	January 31,
	2019	2018
Net sales	$16,750,668	$17,551,040
Cost of goods sold	13,188,109	12,322,220
Gross profit	3,562,559	5,228,820
Selling, general and administrative expenses	6,773,645	5,557,693
Royalty (income) expense, net	218	(5,415)
Amortization of intangible assets	9,415	7,239
Loss from operations	(3,220,719)	(330,697)
Other income (expense), net:
Interest expense	(116,880)	(128,826)
Other, net	158	9,903
Other expense, net	(116,722)	(118,923)
Loss before income taxes	(3,337,441)	(449,620)
Income tax benefit	(27,421)	(39,485)
Net loss	$(3,310,020)	$(410,135)
Net loss per share: Basic and diluted	$(0.44)	$(0.06)

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Three Months Ended January 31, 2019
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2018	7,694,387	$13,816,140	$12,994,697	$26,810,837
Adoption of accounting standard ASC 606	—	—	61,763	61,763
Share-based compensation, net	(257,222)	(66,327)	—	(66,327)
Repurchase and retirement of common stock (at cost)	(258)	—	(1,257)	(1,257)
Net loss	—	—	(3,310,020)	(3,310,020)
Balances at January 31, 2019	7,436,907	$13,749,813	$9,745,183	$23,494,996

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

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	January 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(3,310,020)	$(410,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	443,433	408,284
Bad debt expense	23,809	23,489
Share-based compensation expense	862,254	113,354
Loss on sale of property and equipment	—	6,597
(Increase) decrease in:
Trade accounts receivable	2,958,441	(2,392,171)
Other receivables	6,679	49,975
Inventories	(2,010,801)	(840,091)
Prepaid expenses and other assets	98,090	(35,206)
Income taxes refundable - noncurrent	—	(35,118)
Increase (decrease) in:
Accounts payable and accrued expenses	1,727,676	2,453,419
Accrued compensation and payroll taxes	(1,916,234)	366,605
Income taxes payable	(1,344)	1,656
Other noncurrent liabilities	(32,735)	(8,616)
Net cash used in operating activities	(1,150,752)	(297,958)
Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(317,619)	(41,903)
Investment in intangible assets	(25,977)	(25,661)
Net cash used in investing activities	(343,596)	(67,564)
Cash flows from financing activities:
Payroll taxes withheld and remitted on share-based payments	—	(135,499)
Proceeds from notes payable to bank	2,000,000	750,000
Principal payments on long-term debt and notes payable to bank	(263,737)	(611,199)
Repurchase of common stock	(1,257)	—
Net cash provided by financing activities	1,735,006	3,302
Net increase (decrease) in cash	240,658	(362,220)
Cash at beginning of period	177,413	891,169
Cash at end of period	$418,071	$528,949

 See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2019

(Unaudited)

(1)   General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2019 are not necessarily indicative of the results for the fiscal year ending October 31, 2019 because the following items, among other things, may impact those results: changes in market conditions, seasonality, changes in technology, competitive conditions, timing of certain projects and purchases by key customers, significant variations in sales resulting from high volatility and timing of large sales orders among a limited number of customers in certain markets, ability of management to execute its business plans; as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2018 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2018.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09, and collectively with its subsequent amendments (“Topic 606”), is a comprehensive new revenue recognition model that expands disclosure requirements and requires an entity to recognize revenue when promised goods or services are transferred to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The Company adopted Topic 606 effective November 1, 2018 using the modified retrospective transition method applied to contracts that were not completed as of November 1, 2018. Results for reporting periods beginning after November 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the accounting standards in effect for those periods. The results of adopting Topic 606 did not have a material impact on the Company's results of operations, financial position or liquidity. Upon adoption, the Company recorded a cumulative adjustment to the opening balance of retained earnings which resulted in an increase of $61,763 due to the recognition of an asset for the right to recover the costs of products estimated to be returned as of November 1, 2018. See also note 10 for additional information and expanded disclosures under the new standard.

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).  ASU 2016-15 provides guidance related to the classification of certain cash receipts and cash payments on the statement of cash flows. The pronouncement provides clarification guidance on eight specific cash flow presentation issues that have developed due to diversity in practice. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2016-15 effective November 1, 2018.  The adoption did not have a material impact on the Company's results of operations, financial position or liquidity or its related financial statement disclosures.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2019

(Unaudited)

In October 2016, the FASB issued Accounting Standards Update 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset (with the exception of inventory) when the transfer occurs.  Under current GAAP, entities are prohibited from recognizing current and deferred income taxes for an intra-entity transfer until the asset is sold to a third party.  Examples of assets that would be affected by the new guidance are intellectual property and property, plant and equipment.  ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2016-16 effective November 1, 2018. The adoption did not have any impact on the Company's results of operations, financial position or liquidity or its related financial statement disclosures.

(2)   Stock Incentive Plans and Other Share-Based Compensation

As of January 31, 2019, there were approximately 463,000 remaining shares available for grant under the Optical Cable Corporation 2017 Stock Incentive Plan (“2017 Plan”).

Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations for the three months ended January 31, 2019 and 2018 was $862,254 and $113,354, respectively. Share-based compensation expense is entirely related to expense recognized in connection with the vesting of restricted stock awards or other stock awards.

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

Restricted stock award activity during the three months ended January 31, 2019 consisted of restricted shares withheld for taxes in connection with the vesting of restricted shares totaling 257,222. Employees and non-employee Directors have the option to surrender shares to pay for withholding tax obligations resulting from any vesting restricted shares, or to pay cash to the Company or taxing authorities in the amount of the withholding taxes owed on the value of any vesting restricted shares in order to avoid surrendering shares.

As of January 31, 2019, the estimated amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will recognize over a 2.0 year weighted-average period is approximately $332,000.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2019

(Unaudited)

(3)   Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the three months ended January 31, 2019 and 2018 follows:

	Three Months Ended
	January 31,
	2019	2018
Balance at beginning of period	$64,242	$87,446
Bad debt expense	23,809	23,489
Losses charged to allowance	—	(3,127)
Balance at end of period	$88,051	$107,808

(4)   Inventories

Inventories as of January 31, 2019 and October 31, 2018 consist of the following:

	January 31,	October 31,
	2019	2018
Finished goods	$6,479,017	$5,454,629
Work in process	3,635,301	3,877,670
Raw materials	9,071,998	7,871,145
Production supplies	299,240	271,311
Total	$19,485,556	$17,474,755

(5)    Product Warranties

As of January 31, 2019 and October 31, 2018, the Company’s accrual for estimated product warranty claims totaled $160,000 and $180,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense for the three months ended January 31, 2019 and 2018 totaled $107,838 and $41,996, respectively.

The following table summarizes the changes in the Company’s accrual for product warranties during the three months ended January 31, 2019 and 2018:

	Three Months Ended
	January 31,
	2019	2018
Balance at beginning of period	$180,000	$180,000
Liabilities accrued for warranties issued during the period	137,576	120,308
Warranty claims and costs paid during the period	(127,838)	(81,996)
Changes in liability for pre-existing warranties during the period	(29,738)	(78,312)
Balance at end of period	$160,000	$140,000

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2019

(Unaudited)

(6)   Long-term Debt and Notes Payable to Bank

The Company has credit facilities consisting of a real estate term loan, as amended and restated (the “Virginia Real Estate Loan”), a supplemental real estate term loan, as amended and restated (the “North Carolina Real Estate Loan”) and a Revolving Credit Note (“Revolver”).

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

Long-term debt as of January 31, 2019 and October 31, 2018 consists of the following:

	January 31,	October 31,
	2019	2018
Virginia Real Estate Loan ($6.5 million original principal) payable in monthly installments of $31,812, including interest (at 3.95%), with final payment of $3,644,211 due May 1, 2024	$4,726,850	$4,774,252
North Carolina Real Estate Loan ($2.24 million original principal) payable in monthly installments of $10,963, including interest (at 3.95%), with final payment of $1,255,850 due May 1, 2024	1,628,997	1,645,332
Total long-term debt	6,355,847	6,419,584
Less current installments	263,598	260,954
Long-term debt, excluding current installments	$6,092,249	$6,158,630

The Revolver with Pinnacle provides the Company with a $7.0 million revolving line of credit (“Revolving Loan”) for the working capital needs of the Company. Under the Revolver, Pinnacle provides the Company with one or more revolving loans in a collective maximum principal amount of $7.0 million. The Company may borrow, repay, and reborrow at any time or from time to time while the Revolving Loan is in effect. The maturity date of the Revolver is currently April 30, 2020.

The applicable margin in the Revolving Credit Note has a floor on the interest rate for the Revolving Credit Note such that the rate will never be less than 2.50% per annum. The Revolving Loan accrues interest at LIBOR plus 2.50% (resulting in a 5.02% rate at January 31, 2019). The Revolving Loan is payable in monthly payments of interest only with principal and any outstanding interest due and payable at maturity.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2019

(Unaudited)

As of January 31, 2019, the Company had $4.8 million of outstanding borrowings on its Revolving Loan and $2.2 million in available credit. As of October 31, 2018, the Company had outstanding borrowings of $3.0 million on its Revolving Loan and $4.0 million in available credit.

(7)   Fair Value Measurements

The carrying amounts reported in the condensed consolidated balance sheets as of January 31, 2019 and October 31, 2018 for cash, trade accounts receivable, other receivables and accounts payable and accrued expenses, including accrued compensation and payroll taxes, approximate fair value because of the short maturity of these instruments. The carrying values of the Company’s note payable to bank and long-term debt approximate fair value based on similar long-term debt issues available to the Company as of January 31, 2019 and October 31, 2018. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The following is a reconciliation of the numerators and denominators of the net loss per share computations for the periods presented:

	Three months ended
	January 31,
	2019	2018
Net loss (numerator)	$(3,310,020)	$(410,135)
Shares (denominator)	7,536,561	6,667,595
Basic and diluted net loss per share	$(0.44)	$(0.06)

Weighted average unvested shares for the three months ended January 31, 2019 and 2018 totaling 157,678 and 643,005, respectively, while issued and outstanding, were not included in the computation of basic and diluted net loss per share for the three months ended January 31, 2019 and 2018 (because to include such shares would have been antidilutive, or in other words, to do so would have reduced the net loss per share for those periods).

(9)   Segment Information and Business and Credit Concentrations

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is normally limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of January 31, 2019 have been adequately provided for in the condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2019

(Unaudited)

For the three months ended January 31, 2019, 13.4% and 16.6% of consolidated net sales were attributable to two customers. For the three months ended January 31, 2018, 21.3%, of consolidated net sales were attributable to one customer.

The Company has a single reportable segment for purposes of segment reporting.

(10) Revenue Recognition

Revenues consist of product sales that are recognized at a specific point in time under the core principle of recognizing revenue when control transfers to the customer.  The Company considers customer purchase orders, governed by master sales agreements or the Company’s standard terms and conditions, to be the contract with the customer.  For each contract, the promise to transfer the control of the products, each of which is individually distinct, is considered to be the identified performance obligation. The Company evaluates each customer’s credit risk when determining whether to accept a contract.

In determining transaction prices, the Company evaluates whether fixed order prices are subject to adjustment to determine the net consideration to which the Company expects to be entitled. Contracts do not include financing components, as payment terms are generally due 30 to 90 days after shipment. Taxes assessed by governmental authorities and collected from the customer including, but not limited to, sales and use taxes and value-added taxes, are not included in the transaction price and are not included in net sales.

The Company recognizes revenue at the point in time when products are shipped or delivered from its manufacturing facility to its customer, in accordance with the agreed upon shipping terms.  Since the Company typically invoices the customer at the same time that performance obligations are satisfied, no contract assets are recognized. The Company’s contract liability represents advance consideration received from customers prior to transfer of the product.  This liability was $123,979 at November 1, 2018, and $185,243 as of January 31, 2019.

Sales to certain customers are made pursuant to agreements that provide price adjustments and limited return rights with respect to the Company’s products.  The Company maintains a reserve for estimated future price adjustment claims, rebates and returns as a refund liability. The Company’s refund liability was $78,830 as of January 31, 2019 and $298,577 at November 1, 2018.

The Company offers standard product warranty coverage which provides assurance that its products will conform to contractually agreed-upon specifications for a limited period from the date of shipment. Separately-priced warranty coverage is not offered. The warranty claim is generally limited to a credit equal to the purchase price or a promise to repair or replace the product for a specified period of time at no additional charge.

The Company accounts for shipping and handling activities related to contracts with customers as a cost to fulfill its promise to transfer control of the related product.  Shipping and handling costs are included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2019

(Unaudited)

The Company incurs sales commissions to acquire customer contracts that are directly attributable to the contracts.  The commissions are expensed as selling expenses during the period that the related products are transferred to customers.

Disaggregation of Revenue

The following table presents net sales attributable to the United States and all other countries in total for the three months ended January 31, 2019 and 2018:

	Three months ended
	January 31,
	2019	2018
United States	$13,574,401	$13,855,308
Outside the United States	3,176,267	3,695,732
Total net sales	$16,750,668	$17,551,040

(11)  Contingencies

From time to time, the Company is involved in various claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

(12)  New Accounting Standards Not Yet Adopted

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires the recognition of a separate lease liability representing the required lease payments over the lease term and a separate lease asset representing the right to use the underlying asset during the same lease term. Additionally, this ASU provides clarification regarding the identification of certain components of contracts that would represent a lease as well as requires additional disclosures in the notes to the financial statements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provides an additional (and optional) transition method to adopt the new lease standard. Under the new transition method, an entity would initially apply the new lease requirements in the period of adoption and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. The Company expects the adoption of this guidance may result in an increase to its long-term assets and liabilities on its consolidated balance sheet depending on the resulting impact of any decision by the Company to renew, extend or replace its two existing real estate leases, as the current leases expire; however, the Company does not expect the adoption to have a material impact on its results of operations, financial position and liquidity and its related financial statement disclosures.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2019

(Unaudited)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to known and unknown variables, uncertainties, contingencies and risks that may cause actual events or results to differ materially from our expectations. Such known and unknown variables, uncertainties, contingencies and risks (collectively, “factors”) may also adversely affect Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”), the Company’s future results of operations and future financial condition, and/or the future equity value of the Company. Factors that could cause or contribute to such differences from our expectations or that could adversely affect the Company include, but are not limited to: the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate and/or government spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber, copper, gold and other precious metals, plastics and other materials); fluctuations in transportation costs; our dependence on customized equipment for the manufacture of certain of our products in certain production facilities; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing in one or more of the markets in which we participate, including the impact of increased competition; our dependence on a limited number of suppliers for certain product components; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in any litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in any regulatory reviews and audits and potential regulatory reviews and audits; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences for competing technologies relative to our product offering; economic conditions that affect the telecommunications sector, the data communications sector, certain technology sectors and/or certain industry market sectors (for example, mining, oil & gas, military, and wireless carrier industry market sectors); economic conditions that affect U.S. based manufacturers; economic conditions or changes in relative currency strengths (for example, the strengthening of the U.S. dollar relative to certain foreign currencies) and import and/or export tariffs imposed by the U.S. and other countries that affect certain geographic markets, industry market sectors, and/or the economy as a whole; changes in demand for our products from certain competitors for which we provide private label connectivity products; changes in the mix of products sold during any given period (due to, among other things, seasonality or strength or weaknesses in particular markets in which we participate) which may impact gross profits and gross profit margins or net sales; variations in orders and production volumes of hybrid cables (fiber and copper) with high copper content, which tend to have lower gross profit margins; significant variations in sales resulting from high volatility, timing of large sales orders, and high sales concentration among a limited number of customers in certain markets, particularly the wireless carrier market; terrorist attacks or acts of war, and any current or potential future military conflicts; changes in the level of military spending or other spending by the United States government, including, but not limited to reductions in government spending due to automatic budget cuts or sequestration; ability to recruit and retain key personnel; poor labor relations; the impact of cybersecurity risks and incidents, and the related actual or potential costs and consequences, in compliance with the federal securities laws; the impact of data privacy laws and the General Data Protection Regulation and the related actual or potential costs and consequences; the impact of changes in accounting policies and related costs of compliance, including changes by the Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board (“PCAOB”), the Financial Accounting Standards Board (“FASB”), and/or the International Accounting Standards Board (“IASB”); our ability to continue to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; the impact of changes and potential changes in federal laws and regulations adversely affecting our business and/or which result in increases in our direct and indirect costs, including our direct and indirect costs of compliance with such laws and regulations; rising healthcare costs; the impact of the Patient Protection and Affordable Care Act of 2010, the Health Care and Education Reconciliation Act of 2010, and any revisions to those acts that apply to us and the related legislation and regulation associated with those acts, which directly or indirectly result in increases to our costs; the impact of changes in state or federal tax laws and regulations increasing our costs and/or impacting the net return to investors owning our shares; any changes in the status of our compliance with financial debt covenants with our lender; our ability to maintain and/or secure debt financing and/or equity financing to adequately finance our ongoing operations; the impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, making investments in or with, and/or acquiring parties that compete with and/or have conflicts with our customers; voluntary or involuntary delisting of the Company’s common stock from any exchange on which it is traded; the deregistration by the Company from SEC reporting requirements as a result of the small number of holders of the Company’s common stock; a continued suspension of dividends declared to shareholders due to inadequate or alternative uses of cash on hand; adverse reactions by customers, vendors or other service providers to unsolicited proposals regarding the ownership or management of the Company; the additional costs of considering, responding to and possibly defending our position on unsolicited proposals regarding the ownership or management of the Company; impact of weather or natural disasters in the areas of the world in which we operate, market our products and/or acquire raw materials; an increase in the number of shares of the Company’s common stock issued and outstanding; economic downturns generally and/or in one or more of the markets in which we operate; changes in market demand, exchange rates, productivity, market dynamics, market confidence, macroeconomic and/or other economic conditions in the areas of the world in which we operate and market our products; and our success in managing the risks involved in the foregoing.

We caution readers that the foregoing list of important factors is not exclusive. Furthermore, we incorporate by reference those factors included in current reports on Form 8-K, and/or in our other filings.

Dollar amounts presented in the following discussion have been rounded to the nearest hundred thousand, except in the case of amounts less than one million and except in the case of the table set forth in the “Results of Operations” section, the amounts which in both cases have been rounded to the nearest thousand.

Overview of Optical Cable Corporation

Optical Cable Corporation (or OCC®) is a leading manufacturer of a broad range of fiber optic and copper data communication cabling and connectivity solutions primarily for the enterprise market and various harsh environment and specialty markets (collectively, the non-carrier markets), and also the wireless carrier market, offering integrated suites of high quality products which operate as a system solution or seamlessly integrate with other providers’ offerings. Our product offerings include designs for uses ranging from enterprise network, datacenter, residential, campus and Passive Optical LAN (“POL”) installations to customized products for specialty applications and harsh environments, including military, industrial, mining, petrochemical and broadcast applications, and for the wireless carrier market. Our products include fiber optic and copper cabling, fiber optic and copper connectors, specialty fiber optic and copper connectors, fiber optic and copper patch cords, pre-terminated fiber optic and copper cable assemblies, racks, cabinets, datacom enclosures, patch panels, face plates, multi-media boxes, fiber optic reels and accessories and other cable and connectivity management accessories, and are designed to meet the most demanding needs of end-users, delivering a high degree of reliability and outstanding performance characteristics.

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

Founded in 1983, Optical Cable Corporation is headquartered in Roanoke, Virginia with offices, manufacturing and warehouse facilities located in Roanoke, Virginia, near Asheville, North Carolina and near Dallas, Texas. We primarily manufacture our fiber optic cables at our Roanoke facility which is ISO 9001:2015 registered and MIL-STD-790G certified, primarily manufacture our enterprise connectivity products at our Asheville facility which is ISO 9001:2015 registered, and primarily manufacture our harsh environment and specialty connectivity products at our Dallas facility which is ISO 9001:2015 registered and MIL-STD-790G certified.

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

Optical Cable Corporation, OCC®, Procyon®, Superior Modular Products™, SMP Data Communications™, Applied Optical Systems™, Centric Solutions™ and associated logos are trademarks of Optical Cable Corporation.

Summary of Company Performance for First Quarter of Fiscal Year 2019

● Consolidated net sales for the first quarter of fiscal year 2019 were $16.8 million, a decrease of 4.6% compared to consolidated net sales of $17.6 million for the same period last year.

● Gross profit decreased 31.9% to $3.6 million in the first quarter of fiscal year 2019, compared to $5.2 million for the first quarter of fiscal year 2018.

● Gross profit margin (gross profit as a percentage of net sales) was 21.3% during the first quarter of fiscal year 2019, compared to 29.8% for the first quarter of fiscal year 2018.

● Net loss was $3.3 million, or $0.44 per share, during the first quarter of fiscal year 2019, compared to a net loss of $410,000, or $0.06 per share, for the comparable period last year.

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

Net sales consist of gross sales of products by the Company and its subsidiaries on a consolidated basis less discounts, refunds and returns. Revenue is recognized at the time product is transferred to the customer (including distributors) at an amount that reflects the consideration expected to be received in exchange for the products. Our customers generally do not have the right of return unless a product is defective or damaged and is within the parameters of the product warranty in effect for the sale.

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

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended
	January 31,		Percent
	2019	2018	Change
Net sales	$16,751,000	$17,551,000	(4.6)%
Gross profit	3,563,000	5,229,000	(31.9)%
SG&A expenses	6,774,000	5,558,000	21.9%
Net loss	(3,310,000)	(410,000)	(707.1)%

Three Months Ended January 31, 2019 and 2018

Net Sales

Consolidated net sales for the first quarter of fiscal year 2019 decreased 4.6% to $16.8 million compared to net sales of $17.6 million for the same period last year.  We experienced a decrease in net sales in both our specialty and enterprise markets in the first quarter of fiscal year 2019 compared to the same period last year.  Impacting the net decrease in the specialty markets was $1.2 million in net sales related to a military project during the first quarter of last year that did not recur this year.

Net sales to customers in the United States decreased 2.0% in the first quarter of fiscal year 2019, compared to the same period last year and net sales to customers outside of the United States decreased 14.1% compared to the same period last year.

OCC’s decrease in net sales during the first quarter of fiscal year 2019, when compared to the same period last year, is primarily due to the negative impact of throughput constraints and inefficiencies in our Roanoke facility that resulted from the expansion, training, and restructuring of our manufacturing workforce and from process changes─initiatives intended to ultimately increase throughput and efficiency in order to meet increased product demand over the short- and long-term.  While every effort is being made to eliminate the initial negative impact and realize the anticipated benefits of these initiatives, we may continue to see some negative impacts on our net sales and gross profit margin during our second quarter.

Our backlog/forward load was higher than typical at the end of our first quarter. As of January 31, 2019, our sales order backlog/forward load was $10.0 million, or approximately 5 to 6 weeks of net sales (on a trailing 12 month basis). By comparison, our sales order backlog/forward load was $8.0 million, or approximately 7 to 8 weeks of net sales (on a trailing 12 month basis) as of October 31, 2018 (the end of our fiscal year 2018).

Gross Profit

Our gross profit was $3.6 million in the first quarter of fiscal year 2019, a decrease of 31.9% compared to gross profit of $5.2 million in the first quarter of fiscal year 2018. Gross profit margin, or gross profit as a percentage of net sales, was 21.3% in the first quarter of fiscal year 2019 compared to 29.8% in the first quarter of fiscal year 2018.

Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis, and this was a factor putting downward pressure on our gross profit margin during the first quarter. Additionally, gross profit margin in the first quarter of fiscal year 2019 was negatively impacted by the throughput constraints and inefficiencies that we experienced at our Roanoke facility that resulted from the expansion, training, and restructuring of our manufacturing workforce and from process changes─initiatives intended to ultimately increase throughput and efficiency in order to meet increased product demand over the short- and long-term.  In the short-term though, these efforts led to increased labor related costs totaling approximately $870,000 and other costs which negatively impacted gross profit in the first quarter of fiscal 2019 that did not occur in the first quarter of fiscal year 2018. While every effort is being made to eliminate the initial negative impact and realize the anticipated benefits of these initiatives, our gross profit margin during the second quarter may continue to be adversely affected.

Selling, General, and Administrative Expenses

SG&A expenses increased 21.9% to $6.8 million during the first quarter of fiscal year 2019, compared to $5.6 million for the same period last year. SG&A expenses as a percentage of net sales were 40.4% in the first quarter of fiscal year 2019, compared to 31.7% in the first quarter of fiscal year 2018.

The increase in SG&A expenses during the first quarter of fiscal year 2019 compared to the same period last year was primarily the result of increases in employee related costs totaling $1.1 million. The largest increase in employee related costs was a result of share-based compensation expense increasing $749,000 in the first quarter of fiscal year 2019 compared to the same period in fiscal year 2018, as a result of previously granted long-term, performance-based equity grants that vested on January 31, 2019. The increase in share-based compensation expense resulted from our improved financial performance in fiscal year 2018 compared to fiscal year 2017. While most of the share-based compensation expense related to the shares vesting shares on January 31, 2019 was recognized during fiscal year 2018; as previously disclosed, an additional expense was anticipated in the first quarter of fiscal year 2019 since there remained a risk of forfeiture related to such vesting shares that did not expire until January 31, 2019.

The higher share-based compensation expense incurred in the first quarter of fiscal year 2019 is not expected to recur in the remaining three quarters of fiscal year 2019. Additionally, long-term, performance-based equity grants normally considered for grant to employees in January of each year were not made in January 2019.

Royalty Income (Expense), Net

We recognized royalty expense, net of royalty income, totaling $218 during the first quarter of fiscal year 2019 compared to royalty income, net of royalty and related expenses, totaling $5,000 during the first quarter of fiscal year 2018.

Amortization of Intangible Assets

We recognized $9,000 of amortization expense, associated with intangible assets, during the first quarter of fiscal year 2019, compared to $7,000 during the first quarter of fiscal year 2018.

Other Expense, Net

We recognized other expense, net in the first quarter of fiscal year 2019 of $117,000 compared to $119,000 in the first quarter of fiscal year 2018. Other expense, net is comprised primarily of interest expense together with other miscellaneous items.

Loss Before Income Taxes

We reported a loss before income taxes of $3.3 million for the first quarter of fiscal year 2019, compared to a loss before income taxes of $450,000 for the first quarter of fiscal year 2018. The increase was primarily due to the decrease in gross profit of $1.7 million and the increase in SG&A expenses of $1.2 million, compared to the same period in 2018.

Income Tax Benefit

Income tax benefit totaled $27,000 in the first quarter of fiscal year 2019, compared to $39,000 for the same period in fiscal year 2018. Our effective tax rate for the first quarter of fiscal year 2019 was less than one percent compared to 8.8% for the first quarter of fiscal year 2018.

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

Net Loss

Net loss for the first quarter of fiscal year 2019 was $3.3 million compared to $410,000 for the first quarter of fiscal year 2018. This increase was due to the increase in loss before income taxes of $2.9 million.

Financial Condition

Total assets decreased $931,000, or 2.2%, to $42.2 million at January 31, 2019, from $43.1 million at October 31, 2018. This decrease was primarily due to a $3.0 million decrease in trade accounts receivable, net, partially offset by an increase in inventories totaling $2.0 million. The decrease in trade accounts receivable, net largely resulted from the decrease in net sales in the first quarter of fiscal year 2019 when compared to the fourth quarter of fiscal year 2018. Inventories increased largely as the result of the replenishment of stock inventory to previous levels and the timing of certain raw material purchases.

Total liabilities increased $2.4 million, or 14.6%, to $18.7 million at January 31, 2019, from $16.3 million at October 31, 2018. The increase in total liabilities was primarily due to an increase in accounts payable and accrued expenses totaling $1.7 million, primarily resulting from purchases of raw materials and the timing of certain vendor payments, and an increase in note payable to bank under our revolving credit facility due to net borrowings of $1.8 million, partially offset by a decrease in accrued compensation and payroll taxes totaling $988,000.

Total shareholders’ equity at January 31, 2019 decreased $3.3 million in the first quarter of fiscal year 2019. The decrease resulted primarily from a net loss of $3.3 million.

Liquidity and Capital Resources

Our primary capital needs have been to fund working capital requirements and to make principal payments on long-term debt and our note payable to bank. Our primary source of capital for these purposes has been existing cash, borrowings under our revolving credit facility and cash provided by operations.

Our cash totaled $418,000 as of January 31, 2019, an increase of $241,000, compared to $177,000 as of October 31, 2018. The increase in cash for the three months ended January 31, 2019 primarily resulted from net cash provided by financing activities of $1.7 million, partially offset by capital expenditures totaling $344,000 and cash used in operating activities of $1.2 million.

On January 31, 2019, we had working capital of $22.6 million compared to $24.0 million on October 31, 2018. The ratio of current assets to current liabilities as of January 31, 2019 was 3.9 to 1 compared to 4.4 to 1 as of October 31, 2018. The decrease in working capital and in the current ratio was primarily due to the $3.0 million decrease in trade accounts receivable, net and the net increase in accounts payable and accrued expenses, including accrued compensation and payroll taxes, of $682,000, partially offset by the $2.0 million increase in inventories.

As of January 31, 2019 and October 31, 2018, we had outstanding loan balances under our revolving credit facilities totaling $4.8 million and $3.0 million, respectively. As of January 31, 2019 and October 31, 2018, we had outstanding loan balances, excluding our revolving credit facility, totaling $6.4 million.

Net Cash

Net cash used in operating activities was $1.2 million in the first quarter of fiscal year 2019, compared to $298,000 in the first quarter of fiscal year 2018. Net cash used in operating activities during the first quarter of fiscal year 2019 primarily resulted from an increase in inventories totaling $2.0 million and the decrease in accrued compensation and payroll taxes totaling $1.9 million, partially offset by a decrease in the cash flow impact of decreases in trade accounts receivable, net totaling $3.0 million and certain adjustments to reconcile a net loss of $3.3 million to net cash used in operating activities including depreciation and amortization of $443,000 and share-based compensation expense of $862,000. Additionally, the cash flow impact of increases in accounts payable and accrued expense totaling $1.7 million further contributed to offset net cash used in operating activities.

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

Net cash used in investing activities totaled $344,000 in the first quarter of fiscal year 2019, compared to $68,000 in the first quarter of fiscal year 2018. Net cash used in investing activities during the first quarter of fiscal years 2019 and 2018 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment.

Net cash provided by financing activities totaled $1.7 million in the first quarter of fiscal year 2019, compared to $3,000 in the first quarter of fiscal year 2018. Net cash provided by financing activities in the first quarter of fiscal year 2019 resulted primarily from proceeds from a note payable to our bank under our line of credit, net of repayments, totaling $1.8 million, partially offset by principal payments on long-term debt totaling $63,000. Net cash provided by financing activities in the first quarter of fiscal year 2018 resulted primarily from proceeds from a note payable to our bank under our line of credit, net of repayments, totaling $200,000, partially offset by payroll taxes withheld and remitted on share-based payments totaling $135,000 and principal payments on long-term debt totaling $61,000.

We have a plan (the “Repurchase Plan”), approved by our Board of Directors on July 14, 2015, to purchase and retire up to 400,000 shares of our common stock, or approximately 6.0% of the shares then outstanding. When the Repurchase Plan was approved, we had anticipated that the purchases would be made over a 24- to 36-month period, but there was no definite time period for repurchase or plan expiration. As of January 31, 2019, we had 398,400 shares remaining to purchase under this Repurchase Plan, and we have made no specific determination whether and over what period these shares may be purchased.

We have repurchased outstanding common stock outside of the Repurchase Plan through an odd lot repurchase offer. During the first quarter of fiscal year 2019, we repurchased and retired 258 shares for $1,257, outside of the Repurchase Plan.

Credit Facilities

We have credit facilities consisting of a real estate term loan, as amended and restated (the “Virginia Real Estate Loan”), a supplemental real estate term loan, as amended and restated (the “North Carolina Real Estate Loan”), and a Revolving Credit Note (“Revolver”).

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

Our Revolver with Pinnacle provides the Company with a $7.0 million revolving line of credit (“Revolving Loan”) for our working capital needs. Under the Revolver, Pinnacle provides us with one or more revolving loans in a collective maximum principal amount of $7.0 million. We may borrow, repay, and reborrow at any time or from time to time while the Revolving Loan is in effect. The maturity date of the Revolver is currently April 30, 2020.

The applicable margin in the Revolving Credit Note has a floor on the interest rate for the Revolving Credit Note such that the rate will never be less than 2.50% per annum. The Revolving Loan accrues interest at LIBOR plus 2.50% (resulting in a 5.02% rate at January 31, 2019). The Revolving Loan is payable in monthly payments of interest only with principal and any outstanding interest due and payable at maturity.

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

As of January 31, 2019, we had $4.8 million of outstanding borrowings on our Revolving Loan and $2.2 million in available credit.

Capital Expenditures

We did not have any material commitments for capital expenditures as of January 31, 2019. During our 2019 fiscal year budgeting process, we included an estimate for capital expenditures of $2.5 million for the year. We anticipate these expenditures will be funded out of our working capital or borrowings, including under our credit facility. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Historically, we have spent less than our budgeted capital expenditures in most fiscal years.

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

Seasonality

We typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year, which we believe may be partially due to the construction cycles, buying patterns and budgetary considerations of our customers.  Although our net sales in 2018 did not follow this trend, our trend for the last three fiscal years has been that an average of approximately 51%, 48% and 47% of our net sales occurred during the first half of fiscal years 2018, 2017 and 2016, respectively, and an average of approximately 49%, 52% and 53% of our net sales occurred during the second half of fiscal years 2018, 2017 and 2016, respectively.

As was the case in fiscal year 2018, this trend may be substantially altered during any quarter or year by the timing of larger projects, timing of orders from larger customers, other economic factors impacting our industry or impacting the industries of our customers and end-users, and macroeconomic conditions. While we believe seasonality may be a factor that impacts our quarterly net sales results, we are not able to reliably predict net sales based on seasonality because these other factors can also substantially impact our net sales patterns during the year. We also believe net sales may not follow this trend in periods when overall economic conditions in the industry and/or in the world are atypical.

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

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2018 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2018 Form 10-K did not change during the period from November 1, 2018 through January 31, 2019 other than to reflect changes required by the adoption of ASC 606 related to revenue recognition. See also note 10.

New Accounting Standards

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2019. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2019, and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended January 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATIOn

Item 6. Exhibits

The exhibits listed on the Exhibit Index are filed as part of, and incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: March 12, 2019	/s/ Neil D. Wilkin, Jr
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: March 12, 2019	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

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

4.19

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

4.20

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at January 31, 2019 and October 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three months ended January 31, 2019 and 2018, (iii) Condensed Consolidated Statement of Shareholders’ Equity for the three months ended January 31, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2019 and 2018, and (v) Condensed Notes to Condensed Consolidated Financial Statements. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.