Form 10-Q
period 2019-04-30
OPTICAL CABLE CORP
filed 2019-06-11
CIK 1000230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

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

(540) 265-0690
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of exchange on which registered
Common Stock, no par value	OCC	Nasdaq Global Market

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

As of June 6, 2019, 7,460,535 shares of the registrant’s Common Stock, no par value, were outstanding.

optical cable corporation

Form 10-Q Index

Six Months Ended April 30, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OPTICAL CABLE CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30,	October 31,
	2019	2018
Assets
Current assets:
Cash	$310,667	$177,413
Trade accounts receivable, net of allowance for doubtful accounts of $82,124 at April 30, 2019 and $64,242 at October 31, 2018	11,717,202	12,832,890
Other receivables	49,949	61,951
Inventories	20,243,223	17,474,755
Prepaid expenses and other assets	433,096	500,021
Total current assets	32,754,137	31,047,030
Property and equipment, net	10,779,540	11,204,639
Income taxes refundable - noncurrent	49,281	49,281
Intangible assets, net	664,576	635,035
Other assets, net	93,445	162,475
Total assets	$44,340,979	$43,098,460
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$265,541	$260,954
Accounts payable and accrued expenses	8,230,813	3,256,153
Accrued compensation and payroll taxes	1,671,375	3,489,070
Income taxes payable	24,604	21,666
Total current liabilities	10,192,333	7,027,843
Note payable to bank - noncurrent	5,150,000	3,000,000
Long-term debt, excluding current installments	6,024,533	6,158,630
Other noncurrent liabilities	69,373	101,150
Total liabilities	21,436,239	16,287,623
Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 7,460,535 shares at April 30, 2019 and 7,694,387 shares at October 31, 2018	13,776,982	13,816,140
Retained earnings	9,127,758	12,994,697
Total shareholders’ equity	22,904,740	26,810,837
Commitments and contingencies
Total liabilities and shareholders’ equity	$44,340,979	$43,098,460

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2019	2018	2019	2018
Net sales	$18,957,175	$26,887,689	$35,707,843	$44,438,729
Cost of goods sold	13,648,041	17,931,414	26,836,150	30,253,634
Gross profit	5,309,134	8,956,275	8,871,693	14,185,095
Selling, general and administrative expenses	5,776,814	7,400,779	12,550,459	12,958,472
Royalty income, net	(1,706)	(11,704)	(1,488)	(17,119)
Amortization of intangible assets	9,482	9,053	18,897	16,292
Income (loss) from operations	(475,456)	1,558,147	(3,696,175)	1,227,450
Other expense, net:
Interest expense	(129,291)	(152,467)	(246,171)	(281,293)
Other, net	(7,438)	890	(7,280)	10,793
Other expense, net	(136,729)	(151,577)	(253,451)	(270,500)
Income (loss) before income taxes	(612,185)	1,406,570	(3,949,626)	956,950
Income tax expense (benefit)	5,240	15,705	(22,181)	(23,780)
Net income (loss)	$(617,425)	$1,390,865	$(3,927,445)	$980,730
Net income (loss) per share: Basic and diluted	$(0.08)	$0.18	$(0.53)	$0.13

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Six Months Ended April 30, 2019
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2018	7,694,387	$13,816,140	$12,994,697	$26,810,837
Adoption of accounting standard ASC 606	—	—	61,763	61,763
Share-based compensation, net	(233,594)	(39,158)	—	(39,158)
Repurchase and retirement of common stock (at cost)	(258)	—	(1,257)	(1,257)
Net loss	—	—	(3,927,445)	(3,927,445)
Balances at April 30, 2019	7,460,535	$13,776,982	$9,127,758	$22,904,740

	Six Months Ended April 30, 2018
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2017	7,315,605	$11,762,021	$11,927,501	$23,689,522
Share-based compensation, net	380,482	537,784	—	537,784
Repurchase and retirement of common stock (at cost)	(19)	—	(47)	(47)
Net income	—	—	980,730	980,730
Balances at April 30, 2018	7,696,068	$12,299,805	$12,908,184	$25,207,989

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	April 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(3,927,445)	$980,730
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	874,272	858,662
Bad debt expense	42,693	4,856
Share-based compensation expense	898,704	702,859
Loss on sale of property and equipment	1,435	6,597
(Increase) decrease in:
Trade accounts receivable	1,072,995	(11,747,218)
Other receivables	12,002	50,181
Inventories	(2,768,468)	(1,982,126)
Prepaid expenses and other assets	128,688	(105,049)
Income taxes refundable - noncurrent	—	(66,127)
Increase (decrease) in:
Accounts payable and accrued expenses	5,060,548	7,054,110
Accrued compensation and payroll taxes	(1,817,695)	1,154,677
Income taxes payable	2,938	45,404
Other noncurrent liabilities	(31,777)	(4,649)
Net cash used in operating activities	(451,110)	(3,047,093)

Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(448,569)	(215,946)
Investment in intangible assets	(48,438)	(11,458)
Net cash used in investing activities	(497,007)	(227,404)

Cash flows from financing activities:
Payroll taxes withheld and remitted on share-based payments	(937,862)	(165,075)
Proceeds from notes payable to bank	2,350,000	4,050,000
Principal payments on long-term debt and notes payable to bank	(329,510)	(1,193,169)
Payments for financing costs	—	(30,000)
Repurchase of common stock	(1,257)	(47)
Net cash provided by financing activities	1,081,371	2,661,709

Net increase (decrease) in cash	133,254	(612,788)
Cash at beginning of period	177,413	891,169
Cash at end of period	$310,667	$278,381

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2019

(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2019 are not necessarily indicative of the results for the fiscal year ending October 31, 2019 because the following items, among other things, may impact those results: changes in market conditions, seasonality, changes in technology, competitive conditions, timing of certain projects and purchases by key customers, significant variations in sales resulting from high volatility and timing of large sales orders among a limited number of customers in certain markets, ability of management to execute its business plans; as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2018 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2018.

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

Six Months Ended April 30, 2019

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

(2)	Stock Incentive Plans and Other Share-Based Compensation

As of April 30, 2019, there were approximately 439,000 remaining shares available for grant under the Optical Cable Corporation 2017 Stock Incentive Plan (“2017 Plan”).

Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations for the three months and six months ended April 30, 2019 was $36,450 and $898,704 respectively, and for the three months and six months ended April 30, 2018 was $589,505 and $702,859 respectively. Share-based compensation expense is entirely related to expense recognized in connection with the vesting of restricted stock awards or other stock awards.

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

During the three months ended April 30, 2019, OCC granted restricted stock awards totaling 30,360 shares to non-employee Directors under the 2017 Plan. The shares are subject to a one year vesting period and are part of the non-employee Directors’ annual compensation for service on the Board of Directors. The Company recorded expense totaling $28,577 and $53,644, respectively, during the three months and six months ended April 30, 2019 and recorded expense totaling $23,523 and $46,274, respectively, during the three and six months ended April 30, 2018 related to the grants to non-employee Directors.

Restricted stock award activity during the six months ended April 30, 2019 consisted of restricted stock grants totaling 30,360 shares, restricted shares forfeited totaling 4,745 and restricted shares withheld for taxes in connection with the vesting of restricted shares totaling 259,209. Employees and non-employee Directors have the option to surrender shares to pay for withholding tax obligations resulting from any vesting restricted shares, or to pay cash to the Company or taxing authorities in the amount of the withholding taxes owed on the value of any vesting restricted shares in order to avoid surrendering shares.

As of April 30, 2019, the estimated amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will recognize over a 1.6 year weighted-average period is approximately $439,000.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2019

(Unaudited)

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the six months ended April 30, 2019 and 2018 follows:

	Six Months Ended
	April 30,
	2019	2018
Balance at beginning of period	$64,242	$87,446
Bad debt expense	42,693	4,856
Losses charged to allowance	(24,811)	(3,126)
Balance at end of period	$82,124	$89,176

(4)	Inventories

Inventories as of April 30, 2019 and October 31, 2018 consist of the following:

	April 30,	October 31,
	2019	2018
Finished goods	$6,238,608	$5,454,629
Work in process	4,156,203	3,877,670
Raw materials	9,538,869	7,871,145
Production supplies	309,543	271,311
Total	$20,243,223	$17,474,755

(5)	Product Warranties

As of April 30, 2019 and October 31, 2018, the Company’s accrual for estimated product warranty claims totaled $160,000 and $180,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense for the three months and six months ended April 30, 2019 totaled $48,716 and $156,554, respectively. Warranty claims expense for the three months and six months ended April 30, 2018 totaled $92,185 and $134,181, respectively.

The following table summarizes the changes in the Company’s accrual for product warranties during the six months ended April 30, 2019 and 2018:

	Six Months Ended
	April 30,
	2019	2018
Balance at beginning of period	$180,000	$180,000
Liabilities accrued for warranties issued during the period	153,981	179,494
Warranty claims and costs paid during the period	(176,554)	(119,181)
Changes in liability for pre-existing warranties during the period	2,573	(45,313)
Balance at end of period	$160,000	$195,000

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2019

(Unaudited)

(6)	Long-term Debt and Notes Payable to Bank

The Company has credit facilities consisting of a real estate term loan, as amended and restated (the “Virginia Real Estate Loan”), a supplemental real estate term loan, as amended and restated (the “North Carolina Real Estate Loan”) and a Revolving Credit Note and related agreements (collectively, the “Revolver”).

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

Long-term debt as of April 30, 2019 and October 31, 2018 consists of the following:

	April 30,	October 31,
	2019	2018
Virginia Real Estate Loan ($6.5 million original principal) payable in monthly installments of $31,812, including interest (at 3.95%), with final payment of $3,644,211 due May 1, 2024	$4,677,934	$4,774,252
North Carolina Real Estate Loan ($2.24 million original principal) payable in monthly installments of $10,963, including interest (at 3.95%), with final payment of $1,255,850 due May 1, 2024	1,612,140	1,645,332
Total long-term debt	6,290,074	6,419,584
Less current installments	265,541	260,954
Long-term debt, excluding current installments	$6,024,533	$6,158,630

The Revolver with Pinnacle provides the Company with a $7.0 million revolving line of credit for the working capital needs of the Company. Under the Revolver, Pinnacle provides the Company with one or more revolving loans in a collective maximum principal amount of $7.0 million. The Company may borrow, repay, and reborrow at any time or from time to time while the Revolver is in effect.

The applicable margin in the Revolver has a floor on the interest rate such that the rate will never be less than 2.50% per annum. The Revolver accrues interest at LIBOR plus 2.50% (resulting in a 5.0% rate at April 30, 2019). The Revolver is payable in monthly payments of interest only with principal and any outstanding interest due and payable at maturity.

On April 30, 2019, the Company entered into a Sixth Loan Modification Agreement with Pinnacle to modify the Credit Agreement dated April 26, 2016 entered into between the Company and Pinnacle and the term loans dated April 26, 2016. The Sixth Loan Modification Agreement extends the maturity date of the Revolver to June 30, 2020. Except as modified by the temporary waiver (as discussed below), all other terms of the Revolver remain unaltered and in effect.

The Revolver is secured by a perfected first lien security interest on all assets, including but not limited to, accounts, as-extracted collateral, chattel paper, commodity accounts, commodity contracts, deposit accounts, documents, equipment, fixtures, furniture, general intangibles, goods, instruments, inventory, investment property, letter of credit rights, payment intangibles, promissory notes, software and general tangible and intangible assets owned now or later acquired. The Revolver is also cross-collateralized with the Company’s real property.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2019

(Unaudited)

The terms of OCC’s credit facilities with Pinnacle requires the Company to comply, on a quarterly basis, with specific financial covenants including a total liabilities to tangible net worth ratio. The Company is required to maintain a total liabilities to tangible net worth ratio of not more than 0.95 to 1.0. The ratio is calculated by dividing total liabilities, as defined in the loan agreements, by tangible net worth, as defined in the loan agreements. As of April 30, 2019, the Company had a total liabilities to tangible net worth ratio of 0.96 to 1.0 and, therefore, was not in compliance with the total liabilities to tangible net worth ratio covenant under its credit facilities.

Subsequent to the Company’s quarter end, Pinnacle provided a waiver of non-compliance of the total liabilities to tangible net worth ratio covenant for the quarter ended April 30, 2019.

As of April 30, 2019, the Company had $5.2 million of outstanding borrowings on its Revolver and $1.8 million in available credit. As of October 31, 2018, the Company had outstanding borrowings of $3.0 million on its Revolver and $4.0 million in available credit.

(7)	Fair Value Measurements

The carrying amounts reported in the condensed consolidated balance sheets as of April 30, 2019 and October 31, 2018 for cash, trade accounts receivable, other receivables and accounts payable and accrued expenses, including accrued compensation and payroll taxes, approximate fair value because of the short maturity of these instruments. The carrying values of the Company’s note payable to bank and long-term debt approximate fair value based on similar long-term debt issues available to the Company as of April 30, 2019 and October 31, 2018. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

	Three months ended		Six months ended
	April 30,		April 30,
	2019	2018	2019	2018
Net income (loss) (numerator)	$(617,425)	$1,390,865	$(3,927,445)	$980,730
Shares (denominator)	7,317,516	7,675,129	7,449,864	7,489,843
Basic and diluted net income (loss) per share	$(0.08)	$0.18	$(0.53)	$0.13

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2019

(Unaudited)

Weighted average unvested shares for the three months and six months ended April 30, 2019 totaling 125,893 and 121,039, respectively, while issued and outstanding, were not included in the computation of basic and diluted net loss per share for the three months and six months ended April 30, 2019 (because to include such shares would have been antidilutive, or in other words, to do so would have reduced the net loss per share for those periods).

(9)	Segment Information and Business and Credit Concentrations

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is normally limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of April 30, 2019 have been adequately provided for in the condensed consolidated financial statements.

For the three months ended April 30, 2019, 15.0% and 19.4% of consolidated net sales were attributable to two customers. For the six months ended April 30, 2019, 14.2% and 18.1% of consolidated net sales were attributable to the same two customers. For the three months and six months ended April 30, 2018, 47.7% and 37.3%, respectively, of consolidated net sales were attributable to one customer.

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

The Company recognizes revenue at the point in time when products are shipped or delivered from its manufacturing facility to its customer, in accordance with the agreed upon shipping terms.  Since the Company typically invoices the customer at the same time that performance obligations are satisfied, no contract assets are recognized. The Company’s contract liability represents advance consideration received from customers prior to transfer of the product.  This liability was $175,946 as of April 30, 2019 and $123,979 as of November 1, 2018.

Sales to certain customers are made pursuant to agreements that provide price adjustments and limited return rights with respect to the Company’s products.  The Company maintains a reserve for estimated future price adjustment claims, rebates and returns as a refund liability. The Company’s refund liability was $128,957 as of April 30, 2019 and $298,577 as of November 1, 2018.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2019

(Unaudited)

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

Disaggregation of Revenue

The following table presents net sales attributable to the United States and all other countries in total for the three months and six months ended April 30, 2019 and 2018:

	Three months ended		Six months ended
	April 30,		April 30,
	2019	2018	2019	2018
United States	$15,464,981	$23,877,885	$29,039,382	$37,733,193
Outside the United States	3,492,194	3,009,804	6,668,461	6,705,536
Total net sales	$18,957,175	$26,887,689	$35,707,843	$44,438,729

(11)	Contingencies

From time to time, the Company is involved in various claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

(12)	New Accounting Standards Not Yet Adopted

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases. The FASB has subsequently issued amendments to the initial guidance under ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, “Topic 842”). Topic 842 requires the recognition of a separate lease liability representing the required lease payments over the lease term and a separate lease asset representing the right to use the underlying asset during the same lease term. Additionally, Topic 842 provides clarification regarding the identification of certain components of contracts that would represent a lease as well as requires additional disclosures in the notes to the financial statements. Topic 842 is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period with early adoption permitted. The Company expects the adoption of this guidance may result in an increase to its long-term assets and liabilities on its consolidated balance sheet depending on the resulting impact of any decision by the Company to renew, extend or replace its two existing real estate leases, as the current leases expire; however, the Company does not expect the adoption to have a material impact on its results of operations, financial position and liquidity and its related financial statement disclosures.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2019

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to known and unknown variables, uncertainties, contingencies and risks that may cause actual events or results to differ materially from our expectations. Such known and unknown variables, uncertainties, contingencies and risks (collectively, “factors”) may also adversely affect Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”), the Company’s future results of operations and future financial condition, and/or the future equity value of the Company. Factors that could cause or contribute to such differences from our expectations or that could adversely affect the Company include, but are not limited to: the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate and/or government spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber, copper, gold and other precious metals, plastics and other materials); fluctuations in transportation costs; our dependence on customized equipment for the manufacture of certain of our products in certain production facilities; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing in one or more of the markets in which we participate, including the impact of increased competition; our dependence on a limited number of suppliers for certain product components; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in any litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in any regulatory reviews and audits and potential regulatory reviews and audits; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences for competing technologies relative to our product offering; economic conditions that affect the telecommunications sector, the data communications sector, certain technology sectors and/or certain industry market sectors (for example, mining, oil & gas, military, and wireless carrier industry market sectors); economic conditions that affect U.S.-based manufacturers; economic conditions or changes in relative currency strengths (for example, the strengthening of the U.S. dollar relative to certain foreign currencies) and import and/or export tariffs imposed by the U.S. and other countries that affect certain geographic markets, industry market sectors, and/or the economy as a whole; changes in demand for our products from certain competitors for which we provide private label connectivity products; changes in the mix of products sold during any given period (due to, among other things, seasonality or strength or weaknesses in particular markets in which we participate) which may impact gross profits and gross profit margins or net sales; variations in orders and production volumes of hybrid cables (fiber and copper) with high copper content, which tend to have lower gross profit margins; significant variations in sales resulting from high volatility, timing of large sales orders, and high sales concentration among a limited number of customers in certain markets, particularly the wireless carrier market; terrorist attacks or acts of war, and any current or potential future military conflicts; changes in the level of military spending or other spending by the United States government, including, but not limited to reductions in government spending due to automatic budget cuts or sequestration; ability to recruit and retain key personnel; poor labor relations; the impact of cybersecurity risks and incidents, and the related actual or potential costs and consequences, in compliance with the federal securities laws; the impact of data privacy laws and the General Data Protection Regulation and the related actual or potential costs and consequences; the impact of changes in accounting policies and related costs of compliance, including changes by the Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board (“PCAOB”), the Financial Accounting Standards Board (“FASB”), and/or the International Accounting Standards Board (“IASB”); our ability to continue to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; the impact of changes and potential changes in federal laws and regulations adversely affecting our business and/or which result in increases in our direct and indirect costs, including our direct and indirect costs of compliance with such laws and regulations; rising healthcare costs; the impact of the Patient Protection and Affordable Care Act of 2010, the Health Care and Education Reconciliation Act of 2010, and any revisions to those acts that apply to us and the related legislation and regulation associated with those acts, which directly or indirectly result in increases to our costs; the impact of changes in state or federal tax laws and regulations increasing our costs and/or impacting the net return to investors owning our shares; our ability to maintain and/or secure debt financing and/or equity financing to adequately finance our ongoing operations; the impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, making investments in or with, and/or acquiring parties that compete with and/or have conflicts with our customers; voluntary or involuntary delisting of the Company’s common stock from any exchange on which it is traded; the deregistration by the Company from SEC reporting requirements as a result of the small number of holders of the Company’s common stock; adverse reactions by customers, vendors or other service providers to unsolicited proposals regarding the ownership or management of the Company; the additional costs of considering, responding to and possibly defending our position on unsolicited proposals regarding the ownership or management of the Company; impact of weather or natural disasters in the areas of the world in which we operate, market our products and/or acquire raw materials; an increase in the number of shares of the Company’s common stock issued and outstanding; economic downturns generally and/or in one or more of the markets in which we operate; changes in market demand, exchange rates, productivity, market dynamics, market confidence, macroeconomic and/or other economic conditions in the areas of the world in which we operate and market our products; and our success in managing the risks involved in the foregoing.

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

Summary of Company Performance for Second Quarter of Fiscal Year 2019

●

During the second quarter of fiscal year 2019, OCC focused on cost control, including correcting unintended throughput constraints and inefficiencies that we experienced in our Roanoke facility during the first quarter of fiscal year 2019 and which negatively impacted our results during the first quarter. These throughput constraints resulted from the expansion, training, and restructuring of our manufacturing workforce and from process changes—initiatives intended to ultimately increase throughput and efficiency in order to meet increased product demand over the short- and long-term.

●

Consolidated net sales for the second quarter of fiscal year 2019 were $19.0 million, a decrease of 29.5% compared to consolidated net sales of $26.9 million for the same period last year. Sequentially, net sales increased 13.2% in the second quarter of fiscal year 2019, compared to net sales of $16.8 million for the first quarter of fiscal year 2019.

●

Gross profit was $5.3 million in the second quarter of fiscal year 2019, a decrease of 40.7% compared to $9.0 million for the second quarter of fiscal year 2018. Sequentially, gross profit increased 49.0% in the second quarter of fiscal year 2019, compared to gross profit of $3.6 million for the first quarter of fiscal year 2019.

●

Gross profit margin (gross profit as a percentage of net sales) was 28.0% during the second quarter of fiscal year 2019, compared to 33.3% for the second quarter of fiscal year 2018 and compared to 21.3% for the first quarter of fiscal year 2019.

●

SG&A expenses were $5.8 million during the second quarter of fiscal year 2019, a decrease of $1.6 million or 21.9% compared to SG&A expenses of $7.4 million during the second quarter of fiscal year 2018. Sequentially, SG&A expenses decreased $997,000 or 14.7% during the second quarter of fiscal year 2019 compared to SG&A expenses of $6.8 million during the first quarter of fiscal year 2019.

●

Net loss was $617,000, or $0.08 per share, during the second quarter of fiscal year 2019, compared to net income of $1.4 million, or $0.18 per share, for the comparable period last year and compared to a net loss of $3.3 million, or $0.44 per share, during the first quarter of fiscal year 2019.

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

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended			Six Months Ended
	April 30,		Percent	April 30,		Percent
	2019	2018	Change	2019	2018	Change
Net sales	$18,957,000	$26,888,000	(29.5%)	$35,708,000	$44,439,000	(19.6%)
Gross profit	5,309,000	8,956,000	(40.7%)	8,872,000	14,185,000	(37.5%)
SG&A expenses	5,777,000	7,401,000	(21.9%)	12,550,000	12,958,000	(3.1%)
Net income (loss)	(617,000)	1,391,000	(144.4%)	(3,927,000)	981,000	(500.5%)

Three Months Ended April 30, 2019 and 2018

Net Sales

Consolidated net sales for the second quarter of fiscal year 2019 decreased 29.5% to $19.0 million compared to net sales of $26.9 million for the same period last year. The decrease in net sales when comparing the two periods is primarily due to the recognition of net sales totaling, in the aggregate, approximately $12.8 million as the result of a number of large orders from one customer in the second quarter of fiscal year 2018 that did not recur at the same levels in the second quarter of fiscal year 2019. Net sales to this customer totaled, in the aggregate, $3.7 million in the second quarter of fiscal year 2019, for a total decrease in sales to this customer of $9.1 million. We experienced a decrease in net sales in our enterprise and wireless carrier markets in the second quarter of fiscal year 2019 compared to the same period last year, partially offset by increases in other specialty markets.

Sequentially, net sales increased 13.2% in the second quarter of fiscal year 2019, compared to net sales of $16.8 million for the first quarter of fiscal year 2019, with increases in both our enterprise markets and specialty markets, including the wireless carrier market. The improvement in sequential net sales is primarily the result of efforts made to address the negative impacts, identified during the first quarter of fiscal year 2019, of throughput constraints and inefficiencies in our Roanoke facility that resulted from the expansion, training and restructuring of our manufacturing workforce and from process changes─initiatives intended to ultimately increase throughput and efficiency in order to meet increased product demand over the short- and long-term.

Net sales to customers in the United States decreased 35.2% in the second quarter of fiscal year 2019, compared to the same period last year, due to a decrease in net sales to one domestic customer in the second quarter of fiscal year 2019 compared to the second quarter of fiscal year 2018. Net sales to customers outside of the United States increased 16.0% compared to the same period last year.

Gross Profit

Our gross profit was $5.3 million in the second quarter of fiscal year 2019, a decrease of 40.7% compared to gross profit of $9.0 million in the second quarter of fiscal year 2018. Gross profit margin, or gross profit as a percentage of net sales, was 28.0% in the second quarter of fiscal year 2019 compared to 33.3% in the second quarter of fiscal year 2018.

Sequentially, gross profit increased 49.0% in the second quarter of fiscal year 2019 compared to the first quarter of fiscal year 2019. During the second quarter of fiscal year 2019, OCC focused on cost control, including correcting unintended throughput constraints and inefficiencies that we experienced in our Roanoke facility during the first quarter of fiscal year 2019 and which negatively impacted our results during the first quarter. These throughput constraints resulted from the expansion, training, and restructuring of our manufacturing workforce and from process change—initiatives intended to ultimately increase throughput and efficiency in order to meet increased product demand over the short- and long-term.

Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis, and this continued to be a factor putting downward pressure on our gross profit margin during the second quarter of fiscal year 2019. Additionally, gross profit margin in the second quarter of fiscal year 2019 was negatively impacted by increased labor-related costs totaling approximately $319,000 and other costs which negatively impacted gross profit in the second quarter of fiscal year 2019. We continue to make every effort to eliminate the initial negative impact of our initiatives intended to ultimately increase throughput and efficiency. As a result, we believe we will continue to see improvements in our gross profit margin during the third quarter of fiscal year 2019.

Selling, General, and Administrative Expenses

SG&A expenses decreased 21.9% to $5.8 million during the second quarter of fiscal year 2019, compared to $7.4 million for the same period last year. SG&A expenses as a percentage of net sales were 30.5% in the second quarter of fiscal year 2019, compared to 27.5% in the second quarter of fiscal year 2018.

The decrease in SG&A expenses during the second quarter of fiscal year 2019 compared to the same period last year was primarily the result of decreases in employee related costs totaling $1.4 million. The decrease in employee related costs was primarily the result of decreases in employee incentives totaling $797,000 and decreases in share-based compensation expense totaling $560,000 due to the financial results in the second quarter of fiscal year 2019 when compared to the second quarter of fiscal year 2018.

Sequentially, SG&A expenses decreased $997,000 or 14.7% during the second quarter of fiscal year 2019 compared to SG&A expenses of $6.8 million during the first quarter of fiscal year 2019.

Royalty Income (Expense), Net

We recognized royalty income, net of royalty and related expenses, totaling $2,000 during the second quarter of fiscal year 2019 compared to $12,000 during the second quarter of fiscal year 2018.

Amortization of Intangible Assets

We recognized $9,000 of amortization expense, associated with intangible assets, during the second quarters of both fiscal years 2019 and 2018.

Other Expense, Net

We recognized other expense, net in the second quarter of fiscal year 2019 of $137,000 compared to $152,000 in the second quarter of fiscal year 2018. Other expense, net is comprised primarily of interest expense together with other miscellaneous items.

Income (Loss) Before Income Taxes

We reported a loss before income taxes of $612,000 for the second quarter of fiscal year 2019, compared to income before income taxes of $1.4 million for the second quarter of fiscal year 2018. The change was primarily due to the decrease in gross profit of $3.6 million, partially offset by the decrease in SG&A expenses of $1.6 million, compared to the same period in 2018.

Income Tax Expense

Income tax expense totaled $5,000 in the second quarter of fiscal year 2019, compared to $16,000 for the same period in fiscal year 2018. Our effective tax rate for the second quarter of fiscal year 2019 was less than negative one percent compared to 1.1% for the second quarter of fiscal year 2018.

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

Net Income (Loss)

Net loss for the second quarter of fiscal year 2019 was $617,000 compared to net income of $1.4 million for the second quarter of fiscal year 2018. This change was due primarily to the increase in loss before income taxes of $2.0 million.

Net loss during the first quarter of fiscal year 2019 was $3.3 million, or $0.44 per share.

Six Months Ended April 30, 2019 and 2018

Net Sales

Consolidated net sales for the first half of fiscal year 2019 decreased 19.6% to $35.7 million compared to net sales of $44.4 million for the same period last year. The decrease in net sales when comparing the two periods is primarily due to the fact that we recognized net sales totaling, in the aggregate, approximately $16.6 million as the result of a number of large orders for one customer in the first half of fiscal year 2018 that did not recur at the same levels in the first half of fiscal year 2019. Net sales to this customer totaled, in the aggregate, $6.5 million in the first half of fiscal year 2019, for a total decrease in sales to this customer of $10.1 million. We experienced a decrease in net sales in our enterprise and wireless carrier markets in the first half of fiscal year 2019 compared to the same period last year, partially offset by increases in other specialty markets.

Net sales to customers in the United States decreased 23.0% in the first half of fiscal year 2019 compared to the same period last year, due to a decrease in net sales to one domestic customer in the first half of fiscal year 2019 compared to the first half of fiscal year 2018. Net sales to customers outside of the United States decreased less than one percent.

Gross Profit

Our gross profit was $8.9 million in the first half of fiscal year 2019, a decrease of 37.5% compared to gross profit of $14.2 million in the first half of fiscal year 2018. Gross profit margin, or gross profit as a percentage of net sales, was 24.8% in the first half of fiscal year 2019 compared to 31.9% in the first half of fiscal year 2018.

Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis, and this was a factor putting downward pressure on our gross profit margin during the first half of fiscal year 2019. Additionally, gross profit margin in the first half of fiscal year 2019 was negatively impacted by the throughput constraints and inefficiencies that we experienced at our Roanoke facility that resulted from the expansion, training, and restructuring of our manufacturing workforce and from process changes─initiatives intended to ultimately increase throughput and efficiency in order to meet increased product demand over the short- and long-term. Through the first half of the fiscal year, these efforts led to increased labor related costs totaling approximately $1.2 million which, along with other costs, negatively impacted gross profit in the first half of fiscal year 2019. We made substantial improvements during the second quarter of fiscal year 2019, and we continue to make every effort to eliminate the initial negative impact of these initiatives. As a result, we believe we will continue to see improvements in our gross profit margin during the third quarter of fiscal year 2019.

Selling, General, and Administrative Expenses

SG&A expenses decreased 3.1% to $12.6 million for the first half of fiscal year 2019 from $13.0 million for the same period last year. SG&A expenses as a percentage of net sales were 35.1% in the first half of fiscal year 2019 compared to 29.2% in the first half of fiscal year 2018.

The decrease in SG&A expenses during the first half of fiscal year 2019 compared to the first half of fiscal year 2018 was primarily the result of decreases in employee related costs totaling $238,000. Included in employee related costs are employee incentives and commissions which decreased due to the financial results during the first half of fiscal year 2019, partially offset by increases in compensation costs, due primarily to new hires, net of terminations, in the Roanoke facility.

Royalty Income (Expense), Net

We recognized royalty income, net of royalty and related expenses, totaling $1,000 during the first half of fiscal year 2019, compared to $17,000 during the same period last year.

Amortization of Intangible Assets

We recognized $19,000 of amortization expense, associated with intangible assets, for the first half of fiscal year 2019, compared to $16,000 during the first half of fiscal year 2018.

Other Expense, Net

We recognized other expense, net in the first half of fiscal year 2019 of $253,000 compared to $271,000 in the first half of fiscal year 2018. Other expense, net is comprised primarily of interest expense together with other miscellaneous items.

Income (Loss) Before Income Taxes

We reported a loss before income taxes of $3.9 million for the first half of fiscal year 2019 compared to income before income taxes of $957,000 for the first half of fiscal year 2018. This change was primarily due to the decrease in gross profit of $5.3 million, partially offset by the decrease in SG&A expenses of $408,000 in the first half of fiscal year 2019, compared to the same period in 2018.

Income Tax Benefit

Income tax benefit totaled $22,000 in the first half of fiscal year 2019 compared to $24,000 for the same period in fiscal year 2018. Our effective tax rate for the first half of fiscal year 2019 was less than one percent compared to negative 2.5% for the first half of fiscal year 2018.

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

Net Income (Loss)

Net loss for the first half of fiscal year 2019 was $3.9 million compared to net income of $981,000 for the first half of fiscal year 2018. This change was due primarily to the increase in loss before income taxes of $4.9 million in the first half of fiscal year 2019, compared to the same period in fiscal year 2018.

Financial Condition

Total assets increased $1.2 million, or 2.9%, to $44.3 million at April 30, 2019, from $43.1 million at October 31, 2018. This increase was primarily due to a $2.8 million increase in inventories, partially offset by a decrease in trade accounts receivable, net totaling $1.1 million. Inventories increased largely as the result of the replenishment of stock inventory to more optimal levels and the timing of certain raw material purchases. The decrease in trade accounts receivable, net largely resulted from the decrease in net sales in the second quarter of fiscal year 2019 when compared to the fourth quarter of fiscal year 2018.

Total liabilities increased $5.1 million, or 31.6%, to $21.4 million at April 30, 2019, from $16.3 million at October 31, 2018. The increase in total liabilities was primarily due to an increase in accounts payable and accrued expenses totaling $5.0 million, primarily resulting from purchases of raw materials and the timing of certain vendor payments, and an increase in note payable to bank under our revolving credit facility due to net borrowings of $2.2 million, partially offset by a decrease in accrued compensation and payroll taxes totaling $1.8 million.

Total shareholders’ equity at April 30, 2019 decreased $3.9 million in the first half of fiscal year 2019. The decrease resulted primarily from a net loss of $3.9 million.

Liquidity and Capital Resources

Our primary capital needs have been to fund working capital requirements and to make principal payments on long-term debt and our note payable to bank. Our primary source of capital for these purposes has been existing cash, borrowings under our revolving credit facility and cash provided by operations.

Our cash totaled $311,000 as of April 30, 2019, an increase of $133,000, compared to $177,000 as of October 31, 2018. The increase in cash for the six months ended April 30, 2019 primarily resulted from net cash provided by financing activities of $1.1 million, partially offset by capital expenditures totaling $449,000 and cash used in operating activities of $451,000.

On April 30, 2019, we had working capital of $22.6 million compared to $24.0 million on October 31, 2018. The ratio of current assets to current liabilities as of April 30, 2019 was 3.2 to 1 compared to 4.4 to 1 as of October 31, 2018. The decrease in working capital and in the current ratio was primarily due to the $1.1 million decrease in trade accounts receivable, net and the net increase in accounts payable and accrued expenses, including accrued compensation and payroll taxes, of $3.2 million, partially offset by the $2.8 million increase in inventories.

As of April 30, 2019 and October 31, 2018, we had outstanding loan balances under our revolving credit facilities totaling $5.2 million and $3.0 million, respectively. As of April 30, 2019 and October 31, 2018, we had outstanding loan balances, excluding our revolving credit facility, totaling $6.3 million and $6.4 million, respectively.

Net Cash

Net cash used in operating activities was $451,000 in the first half of fiscal year 2019, compared to $3.0 million in the first half of fiscal year 2018. Net cash used in operating activities during the first half of fiscal year 2019 primarily resulted from an increase in inventories totaling $2.8 million and a decrease in accrued compensation and payroll taxes totaling $1.8 million, partially offset by a decrease in the cash flow impact of decreases in trade accounts receivable, net totaling $1.1 million and certain adjustments to reconcile a net loss of $3.9 million to net cash used in operating activities including depreciation and amortization of $874,000 and share-based compensation expense of $899,000. Additionally, the cash flow impact of increases in accounts payable and accrued expense totaling $5.1 million further contributed to offset net cash used in operating activities.

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

Net cash used in investing activities totaled $497,000 in the first half of fiscal year 2019, compared to $227,000 in the first half of fiscal year 2018. Net cash used in investing activities during the first half of fiscal years 2019 and 2018 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment.

Net cash provided by financing activities totaled $1.1 million in the first half of fiscal year 2019, compared to $2.7 million in the first half of fiscal year 2018. Net cash provided by financing activities in the first half of fiscal year 2019 resulted primarily from proceeds from a note payable to our bank under our line of credit, net of repayments, totaling $2.2 million, partially offset by payroll taxes withheld and remitted totaling $938,000 related to the vesting of operational performance-based restricted stock, and principal payments on long-term debt totaling $130,000. Net cash provided by financing activities in the first half of fiscal year 2018 resulted primarily from proceeds from notes payable to our bank under our lines of credit, net of repayments, totaling $3.0 million.

We have a plan (the “Repurchase Plan”), approved by our Board of Directors on July 14, 2015, to purchase and retire up to 400,000 shares of our common stock, or approximately 6.0% of the shares then outstanding. When the Repurchase Plan was approved, we had anticipated that the purchases would be made over a 24- to 36-month period, but there was no definite time period for repurchase or plan expiration. As of April 30, 2019, we had 398,400 shares remaining to purchase under this Repurchase Plan, and we have made no specific determination whether and over what period these shares may be purchased.

We have repurchased outstanding common stock outside of the Repurchase Plan through an odd lot repurchase offer. During the first half of fiscal year 2019, we repurchased and retired 258 shares for $1,257, outside of the Repurchase Plan.

Credit Facilities

We have credit facilities consisting of a real estate term loan, as amended and restated (the “Virginia Real Estate Loan”), a supplemental real estate term loan, as amended and restated (the “North Carolina Real Estate Loan”), and a Revolving Credit Note and related agreements (collectively, the “Revolver”).

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

Our Revolver with Pinnacle provides the Company with a $7.0 million revolving line of credit for our working capital needs. Under the Revolver, Pinnacle provides us with one or more revolving loans in a collective maximum principal amount of $7.0 million. We may borrow, repay, and reborrow at any time or from time to time while the Revolver is in effect.

The applicable margin in the Revolver has a floor on the interest rate such that the rate will never be less than 2.50% per annum. The Revolver accrues interest at LIBOR plus 2.50% (resulting in a 5.0% rate at April 30, 2019). The Revolver is payable in monthly payments of interest only with principal and any outstanding interest due and payable at maturity.

On April 30, 2019, we entered into a Sixth Loan Modification Agreement with Pinnacle to modify the Credit Agreement dated April 26, 2016 entered into between the Company and Pinnacle and the term loans dated April 26, 2016. The Sixth Loan Modification Agreement extends the maturity date of the Revolver to June 30, 2020. Except as modified by the temporary waiver (as discussed below), all other terms of the Revolver remain unaltered and in effect.

The Revolver is secured by a perfected first lien security interest on all assets, including but not limited to, accounts, as-extracted collateral, chattel paper, commodity accounts, commodity contracts, deposit accounts, documents, equipment, fixtures, furniture, general intangibles, goods, instruments, inventory, investment property, letter of credit rights, payment intangibles, promissory notes, software and general tangible and intangible assets owned now or later acquired. The Revolver is also cross-collateralized with our real property.

The terms of our credit facilities with Pinnacle requires us to comply, on a quarterly basis, with specific financial covenants including a total liabilities to tangible net worth ratio. We are required to maintain a total liabilities to tangible net worth ratio of not more than 0.95 to 1.0. The ratio is calculated by dividing total liabilities, as defined in the loan agreements, by tangible net worth, as defined in the loan agreements. As of April 30, 2019, we had a total liabilities to tangible net worth ratio of 0.96 to 1.0 and, therefore, we were not in compliance with the total liabilities to tangible net worth ratio covenant under our credit facilities.

Subsequent to our quarter end, Pinnacle provided a waiver of non-compliance of the total liabilities to tangible net worth ratio covenant for the quarter ended April 30, 2019.

As of April 30, 2019, we had $5.2 million of outstanding borrowings on our Revolver and $1.8 million in available credit.

Capital Expenditures

We did not have any material commitments for capital expenditures as of April 30, 2019. During our 2019 fiscal year budgeting process, we included an estimate for capital expenditures of $2.5 million for the year. We anticipate these expenditures will be funded out of our working capital or borrowings, including under our credit facility. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Historically, we have spent less than our budgeted capital expenditures in most fiscal years.

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

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2018 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2018 Form 10-K did not change during the period from November 1, 2018 through April 30, 2019 other than to reflect changes required by the adoption of ASC 606 related to revenue recognition. See also note 10.

New Accounting Standards

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases. The FASB has subsequently issued amendments to the initial guidance under ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, “Topic 842”). Topic 842 requires the recognition of a separate lease liability representing the required lease payments over the lease term and a separate lease asset representing the right to use the underlying asset during the same lease term. Additionally, Topic 842 provides clarification regarding the identification of certain components of contracts that would represent a lease as well as requires additional disclosures in the notes to the financial statements. Topic 842 is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period with early adoption permitted. We expect the adoption of this guidance may result in an increase to our long-term assets and liabilities on our consolidated balance sheet depending on the resulting impact of any decision by the Company to renew, extend or replace our two existing real estate leases, as the current leases expire; however, we do not expect the adoption to have a material impact on our results of operations, financial position and liquidity and our related financial statement disclosures.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2019. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2019, and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATIOn

Item 6. Exhibits

The exhibits listed on the Exhibit Index are filed as part of, and incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION (Registrant)

Date: June 11, 2019	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr. Chairman of the Board of Directors, President and Chief Executive Officer

Date: June 11, 2019	/s/ Tracy G. Smith
Tracy G. Smith Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

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

4.21

Sixth Loan Modification Agreement dated April 30, 2019 by and between Optical Cable Corporation and Pinnacle Bank (successor by merger with Bank of North Carolina) (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 1, 2019).

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 30, 2019 and October 31, 2018, (ii) Condensed Consolidated Statements of Operations for the six months ended April 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Shareholders’ Equity for the six months ended April 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2019 and 2018, and (v) Condensed Notes to Condensed Consolidated Financial Statements. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.