Form 10-Q
period 2019-07-31
OPTICAL CABLE CORP
filed 2019-09-16
CIK 1000230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. (See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act). (Check one):

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

As of September 11, 2019, 7,459,056 shares of the registrant’s Common Stock, no par value, were outstanding.

optical cable corporation

Form 10-Q Index

Nine Months Ended July 31, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OPTICAL CABLE CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31,	October 31,
	2019	2018
Assets
Current assets:
Cash	$1,099,612	$177,413
Trade accounts receivable, net of allowance for doubtful accounts of $95,664 at July 31, 2019 and $64,242 at October 31, 2018	9,964,662	12,832,890
Other receivables	35,913	61,951
Inventories	18,812,511	17,474,755
Prepaid expenses and other assets	437,993	500,021
Total current assets	30,350,691	31,047,030
Property and equipment, net	10,420,001	11,204,639
Income taxes refundable - noncurrent	50,007	49,281
Intangible assets, net	663,966	635,035
Other assets, net	33,754	162,475
Total assets	$41,518,419	$43,098,460
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$768,201	$260,954
Note payable to bank - current	5,650,000	—
Accounts payable and accrued expenses	5,853,461	3,256,153
Accrued compensation and payroll taxes	1,842,635	3,489,070
Income taxes payable	21,215	21,666
Total current liabilities	14,135,512	7,027,843
Note payable to bank - noncurrent	—	3,000,000
Long-term debt, excluding current installments	5,456,134	6,158,630
Other noncurrent liabilities	70,347	101,150
Total liabilities	19,661,993	16,287,623
Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 7,459,056 shares at July 31, 2019 and 7,694,387 shares at October 31, 2018	13,814,038	13,816,140
Retained earnings	8,042,388	12,994,697
Total shareholders’ equity	21,856,426	26,810,837
Commitments and contingencies
Total liabilities and shareholders’ equity	$41,518,419	$43,098,460

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
Net sales	$17,367,068	$23,116,584	$53,074,911	$67,555,313
Cost of goods sold	12,875,614	16,090,042	39,711,764	46,343,676
Gross profit	4,491,454	7,026,542	13,363,147	21,211,637
Selling, general and administrative expenses	5,418,438	6,370,244	17,968,897	19,328,716
Royalty expense (income), net	216	(12,524)	(1,272)	(29,643)
Amortization of intangible assets	9,597	9,286	28,494	25,578
Income (loss) from operations	(936,797)	659,536	(4,632,972)	1,886,986
Other expense, net:
Interest expense	(135,648)	(194,262)	(381,819)	(475,555)
Other, net	10	(9,461)	(7,270)	1,332
Other expense, net	(135,638)	(203,723)	(389,089)	(474,223)
Income (loss) before income taxes	(1,072,435)	455,813	(5,022,061)	1,412,763
Income tax expense (benefit)	12,859	17,460	(9,322)	(6,320)
Net income (loss)	$(1,085,294)	$438,353	$(5,012,739)	$1,419,083
Net income (loss) per share: Basic and diluted	$(0.15)	$0.06	$(0.68)	$0.19

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Nine Months Ended July 31, 2019
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2018	7,694,387	$13,816,140	$12,994,697	$26,810,837
Adoption of accounting standard ASC 606	—	—	61,763	61,763
Share-based compensation, net	(257,222)	(66,327)	—	(66,327)
Repurchase and retirement of common stock (at cost)	(258)	—	(1,257)	(1,257)
Net loss	—	—	(3,310,020)	(3,310,020)
Balances at January 31, 2019	7,436,907	$13,749,813	$9,745,183	$23,494,996

Share-based compensation, net	23,628	27,169	—	27,169
Net loss	—	—	(617,425)	(617,425)
Balances at April 30, 2019	7,460,535	$13,776,982	$9,127,758	$22,904,740

Share-based compensation, net	(1,461)	37,056	—	37,056
Repurchase and retirement of common stock (at cost)	(18)	—	(76)	(76)
Net loss	—	—	(1,085,294)	(1,085,294)
Balances at July 31, 2019	7,459,056	$13,814,038	$8,042,388	$21,856,426

	Nine Months Ended July 31, 2018
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2017	7,315,605	$11,762,021	$11,927,501	$23,689,522
Share-based compensation, net	359,333	(22,145)	—	(22,145)
Net loss	—	—	(410,135)	(410,135)
Balances at January 31, 2018	7,674,938	$11,739,876	$11,517,366	$23,257,242

Share-based compensation, net	21,149	559,929	—	559,929
Repurchase and retirement of common stock (at cost)	(19)	—	(47)	(47)
Net income	—	—	1,390,865	1,390,865
Balances at April 30, 2018	7,696,068	$12,299,805	$12,908,184	$25,207,989

Share-based compensation, net	(1,428)	653,190	—	653,190
Net income	—	—	438,353	438,353
Balances at July 31, 2018	7,694,640	$12,952,995	$13,346,537	$26,299,532

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	July 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(5,012,739)	$1,419,083
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,294,062	1,340,787
Bad debt expense (recovery)	56,483	(29,247)
Share-based compensation expense	941,253	1,361,475
Loss on sale of property and equipment	2,058	7,849
(Increase) decrease in:
Trade accounts receivable	2,811,745	(5,617,986)
Other receivables	26,038	12,849
Inventories	(1,337,756)	(531,995)
Prepaid expenses and other assets	113,565	(61,993)
Income taxes refundable - noncurrent	(726)	(44,973)
Other assets	21,473	—
Increase (decrease) in:
Accounts payable and accrued expenses	2,714,909	1,474,746
Accrued compensation and payroll taxes	(1,646,435)	1,727,689
Income taxes payable	(451)	12,958
Other noncurrent liabilities	(30,803)	(25,386)
Net cash provided by (used in) operating activities	(47,324)	1,045,856
Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(483,115)	(523,480)
Investment in intangible assets	(57,425)	(21,806)
Net cash used in investing activities	(540,540)	(545,286)
Cash flows from financing activities:
Payroll taxes withheld and remitted on share-based payments	(943,355)	(170,501)
Proceeds from notes payable to bank	2,850,000	8,550,000
Principal payments on long-term debt and notes payable to bank	(395,249)	(8,671,261)
Payments for financing costs	—	(62,802)
Repurchase of common stock	(1,333)	(47)
Net cash provided by (used in) financing activities	1,510,063	(354,611)
Net increase in cash	922,199	145,959
Cash at beginning of period	177,413	891,169
Cash at end of period	$1,099,612	$1,037,128

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2019

(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2019 are not necessarily indicative of the results for the fiscal year ending October 31, 2019 because the following items, among other things, may impact those results: changes in market conditions, seasonality, changes in technology, competitive conditions, timing of certain projects and purchases by key customers, significant variations in sales resulting from high volatility and timing of large sales orders among a limited number of customers in certain markets, ability of management to execute its business plans, continued ability to maintain and/or secure future debt and/or equity financing to adequately finance ongoing operations; as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2018 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2018.

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

Nine Months Ended July 31, 2019

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

(2)	Stock Incentive Plans and Other Share-Based Compensation

As of July 31, 2019, there were approximately 441,000 remaining shares available for grant under the Optical Cable Corporation 2017 Stock Incentive Plan (“2017 Plan”).

Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations for the three months and nine months ended July 31, 2019 was $42,549 and $941,253 respectively, and for the three months and nine months ended July 31, 2018 was $658,616 and $1,361,475 respectively. Share-based compensation expense is entirely related to expense recognized in connection with the vesting of restricted stock awards or other stock awards.

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

Restricted stock award activity during the nine months ended July 31, 2019 consisted of restricted stock grants totaling 30,360 shares, restricted shares forfeited totaling 4,745 and restricted shares withheld for taxes in connection with the vesting of restricted shares totaling 260,670. Employees and non-employee Directors have the option to surrender shares to pay for withholding tax obligations resulting from any vesting restricted shares, or to pay cash to the Company or taxing authorities in the amount of the withholding taxes owed on the value of any vesting restricted shares in order to avoid surrendering shares.

As of July 31, 2019, the estimated amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will recognize over a 1.4 year weighted-average period is approximately $386,000.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2019

(Unaudited)

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the nine months ended July 31, 2019 and 2018 follows:

	Nine Months Ended
	July 31,
	2019	2018
Balance at beginning of period	$64,242	$87,446
Bad debt expense	56,483	(29,247)
Losses charged to allowance	(25,061)	(4,648)
Balance at end of period	$95,664	$53,551

(4)	Inventories

Inventories as of July 31, 2019 and October 31, 2018 consist of the following:

	July 31,	October 31,
	2019	2018
Finished goods	$5,965,837	$5,454,629
Work in process	4,169,232	3,877,670
Raw materials	8,385,386	7,871,145
Production supplies	292,056	271,311
Total	$18,812,511	$17,474,755

(5)	Product Warranties

As of July 31, 2019 and October 31, 2018, the Company’s accrual for estimated product warranty claims totaled $200,000 and $180,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense for the three months and nine months ended July 31, 2019 totaled $69,075 and $225,629, respectively. Warranty claims expense for the three months and nine months ended July 31, 2018 totaled $8,196 and $142,377, respectively.

The following table summarizes the changes in the Company’s accrual for product warranties during the nine months ended July 31, 2019 and 2018:

	Nine Months Ended
	July 31,
	2019	2018
Balance at beginning of period	$180,000	$180,000
Liabilities accrued for warranties issued during the period	222,520	165,269
Warranty claims and costs paid during the period	(205,629)	(157,377)
Changes in liability for pre-existing warranties during the period	3,109	(22,892)
Balance at end of period	$200,000	$165,000

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2019

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

Long-term debt as of July 31, 2019 and October 31, 2018 consists of the following:

	July 31,	October 31,
	2019	2018
Virginia Real Estate Loan ($6.5 million original principal) payable in monthly installments of $31,812, including interest (at 3.95%), with final payment of $3,644,211 due May 1, 2024	$4,629,043	$4,774,252
North Carolina Real Estate Loan ($2.24 million original principal) payable in monthly installments of $10,963, including interest (at 3.95%), with final payment of $1,255,850 due May 1, 2024	1,595,292	1,645,332
Total long-term debt	6,224,335	6,419,584
Less current installments	768,201	260,954
Long-term debt, excluding current installments	$5,456,134	$6,158,630

As of July 31, 2019, the Revolver with Pinnacle provided the Company with a $7.0 million revolving line of credit for the working capital needs of the Company. Under the Revolver, Pinnacle provided the Company with one or more revolving loans in a collective maximum principal amount of $7.0 million as of July 31, 2019.  The Company may borrow, repay, and reborrow at any time or from time to time while the Revolver is in effect.

The applicable margin in the Revolver has a floor on the interest rate such that the rate will never be less than 2.50% per annum. As of July 31, 2019, the Revolver accrued interest at LIBOR plus 2.50% (resulting in a 4.90% rate at July 31, 2019). The Revolver is payable in monthly payments of interest only with principal and any outstanding interest due and payable at maturity.

On April 30, 2019, the Company entered into a Sixth Loan Modification Agreement with Pinnacle to modify the Credit Agreement dated April 26, 2016 entered into between the Company and Pinnacle and the term loans dated April 26, 2016. The Sixth Loan Modification Agreement extended the maturity date of the Revolver to June 30, 2020.

On September 11, 2019, subsequent to its fiscal quarter end, OCC entered into a Seventh Loan Modification Agreement (the “Agreement”) with Pinnacle to modify the Credit Agreement dated April 26, 2016 entered into between the Company and Pinnacle and the term loans dated April 26, 2016.

Pursuant to the Agreement, the Company has agreed to (i) reduce the total aggregate amount of funds available for lending under the Credit Agreement from $7.0 million to $6.5 million; (ii) reduce the aggregate outstanding balance under the Credit Agreement by $500,000 on or before November 29, 2019 by reducing the outstanding principal balances on each of the term loans by $250,000; and (iii) an interest rate on advances under the Revolver of prime lending rate plus 0.25%, effective September 10, 2019. In exchange for this consideration, the current ratio financial covenant was suspended for the fiscal quarter ended July 31, 2019.

Except as expressly amended and modified, all other terms and conditions of the Credit Agreement remain unaltered and in effect.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2019

(Unaudited)

The terms of OCC’s credit facilities with Pinnacle require the Company to comply, on an annual basis, with specific financial covenants including a fixed charge coverage ratio. The Company is required to maintain a fixed charge coverage ratio of not less than 1.25 to 1.0.  The ratio is calculated by dividing adjusted EBITDA, as defined in the loan agreements, by the sum of annual debt service, as defined in the loan agreements, and income taxes paid.  Based on the financial results through the first nine months of fiscal year 2019, it is possible that the Company will not be in compliance with the fixed charge coverage ratio covenant at October 31, 2019 unless OCC is able to take steps to comply with the covenants through alternatives available to the Company.  Additionally, the terms of OCC’s credit facilities with Pinnacle require the Company to comply, on a quarterly basis, with two other financial covenants including a current ratio.

Except as modified relative to the quarter ended July 31, 2019, the Company is required to maintain a current ratio of not less than 3.0 to 1.0. The ratio is calculated by dividing current assets by current liabilities. The Company’s Revolver is scheduled to mature on June 30, 2020, and therefore the $5.7 million of outstanding borrowings on the Revolver has been reclassified as a current liability as of July 31, 2019. As of July 31, 2019, the Company had a current ratio of 2.1 to 1.0. Had the maturity date of the Revolver been greater than one year from July 31, 2019, the $5.7 million of outstanding borrowings on the Revolver would have been classified as note payable to bank - noncurrent.

As of July 31, 2019, the Company had $5.7 million of outstanding borrowings on its Revolver and $1.3 million in available credit. As of October 31, 2018, the Company had outstanding borrowings of $3.0 million on its Revolver and $4.0 million in available credit.

(7)	Fair Value Measurements

The carrying amounts reported in the condensed consolidated balance sheets as of July 31, 2019 and October 31, 2018 for cash, trade accounts receivable, other receivables, notes payable to bank - current and accounts payable and accrued expenses, including accrued compensation and payroll taxes, approximate fair value because of the short maturity of these instruments. The carrying values of the Company’s note payable to bank - noncurrent and long-term debt approximate fair value based on similar long-term debt issues available to the Company as of July 31, 2019 and October 31, 2018. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2019

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

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

	Three months ended		Nine months ended
	July 31,		July 31,
	2019	2018	2019	2018
Net income (loss) (numerator)	$(1,085,294)	$438,353	$(5,012,739)	$1,419,083
Shares (denominator)	7,319,274	7,696,068	7,409,465	7,559,340
Basic and diluted net income (loss) per share	$(0.15)	$0.06	$(0.68)	$0.19

Weighted average unvested shares for the three months and nine months ended July 31, 2019 totaling 141,257 and 124,242, respectively, while issued and outstanding, were not included in the computation of basic and diluted net loss per share for the three months and nine months ended July 31, 2019 (because to include such shares would have been antidilutive, or in other words, to do so would have reduced the net loss per share for those periods).

(9)	Segment Information and Business and Credit Concentrations

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is normally limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of July 31, 2019 have been adequately provided for in the condensed consolidated financial statements.

For the three months ended July 31, 2019, 15.1% of consolidated net sales were attributable to one customer. For the nine months ended July 31, 2019, 14.5% and 14.1% of consolidated net sales were attributable to two customers. For the three months ended July 31, 2018, 10.2% and 35.5% of consolidated net sales were attributable to two customers. For the nine months ended July 31, 2018, 36.7% of consolidated net sales were attributable to one customer.

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

Nine Months Ended July 31, 2019

(Unaudited)

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

The Company recognizes revenue at the point in time when products are shipped or delivered from its manufacturing facility to its customer, in accordance with the agreed upon shipping terms.  Since the Company typically invoices the customer at the same time that performance obligations are satisfied, no contract assets are recognized. The Company’s contract liability represents advance consideration received from customers prior to transfer of the product.  This liability was $40,946 as of July 31, 2019 and $123,979 as of November 1, 2018.

Sales to certain customers are made pursuant to agreements that provide price adjustments and limited return rights with respect to the Company’s products.  The Company maintains a reserve for estimated future price adjustment claims, rebates and returns as a refund liability. The Company’s refund liability was $221,045 as of July 31, 2019 and $298,577 as of November 1, 2018.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2019

(Unaudited)

Disaggregation of Revenue

The following table presents net sales attributable to the United States and all other countries in total for the three months and nine months ended July 31, 2019 and 2018:

	Three months ended		Nine months ended
	July 31,		July 31,
	2019	2018	2019	2018
United States	$14,421,221	$20,280,006	$43,460,603	$58,013,199
Outside the United States	2,945,847	2,836,578	9,614,308	9,542,114
Total net sales	$17,367,068	$23,116,584	$53,074,911	$67,555,313

(11)	Contingencies

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

Nine Months Ended July 31, 2019

(Unaudited)

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

In July 2019, the FASB issued Accounting Standards Update 2019-07, Codification Updates to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates (SEC Update) (“ASU 2019-07”). ASU 2019-07 clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations, thereby eliminating redundancies and making the codification easier to apply. The Company does not expect the disclosure and presentation amendments included in ASU 2019-07, which are to be applied prospectively, to have a material impact on the Company’s results of operations, financial position or liquidity or its related financial statement disclosures.

There are no other new accounting standards issued, but not yet adopted by the Company, which are expected to materially impact the Company’s financial position, operating results or financial statement disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to known and unknown variables, uncertainties, contingencies and risks that may cause actual events or results to differ materially from our expectations. Such known and unknown variables, uncertainties, contingencies and risks (collectively, “factors”) may also adversely affect Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”), the Company’s future results of operations and future financial condition, and/or the future equity value of the Company. Factors that could cause or contribute to such differences from our expectations or that could adversely affect the Company include, but are not limited to: the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate and/or government spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber, copper, gold and other precious metals, plastics and other materials); fluctuations in transportation costs; our dependence on customized equipment for the manufacture of certain of our products in certain production facilities; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing in one or more of the markets in which we participate, including the impact of increased competition; our dependence on a limited number of suppliers for certain product components; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in any litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in any regulatory reviews and audits and potential regulatory reviews and audits; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences for competing technologies relative to our product offering; economic conditions that affect the telecommunications sector, the data communications sector, certain technology sectors and/or certain industry market sectors (for example, mining, oil & gas, military, and wireless carrier industry market sectors); economic conditions that affect U.S.-based manufacturers; economic conditions or changes in relative currency strengths (for example, the strengthening of the U.S. dollar relative to certain foreign currencies) and import and/or export tariffs imposed by the U.S. and other countries that affect certain geographic markets, industry market sectors, and/or the economy as a whole; changes in demand for our products from certain competitors for which we provide private label connectivity products; changes in the mix of products sold during any given period (due to, among other things, seasonality or varying strength or weaknesses in particular markets in which we participate) which may impact gross profits and gross profit margins or net sales; variations in orders and production volumes of hybrid cables (fiber and copper) with high copper content, which tend to have lower gross profit margins; significant variations in sales resulting from high volatility, timing of large sales orders, and high sales concentration among a limited number of customers in certain markets, particularly the wireless carrier market; terrorist attacks or acts of war, and any current or potential future military conflicts; changes in the level of military spending or other spending by the United States government, including, but not limited to reductions in government spending due to automatic budget cuts or sequestration; ability to recruit and retain key personnel; poor labor relations; the impact of cybersecurity risks and incidents, and the related actual or potential costs and consequences, in compliance with the federal securities laws; the impact of data privacy laws and the General Data Protection Regulation and the related actual or potential costs and consequences; the impact of changes in accounting policies and related costs of compliance, including changes by the Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board (“PCAOB”), the Financial Accounting Standards Board (“FASB”), and/or the International Accounting Standards Board (“IASB”); our ability to continue to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; the impact of changes and potential changes in federal laws and regulations adversely affecting our business and/or which result in increases in our direct and indirect costs, including our direct and indirect costs of compliance with such laws and regulations; rising healthcare costs; the impact of the Patient Protection and Affordable Care Act of 2010, the Health Care and Education Reconciliation Act of 2010, and any revisions to those acts that apply to us and the related legislation and regulation associated with those acts, which directly or indirectly result in increases to our costs; the impact of changes in state or federal tax laws and regulations increasing our costs and/or impacting the net return to investors owning our shares; any changes in the status of our compliance with financial debt covenants with our lender; our continued ability to maintain and/or secure future debt and/or equity financing to adequately finance our ongoing operations; the impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, making investments in or with, and/or acquiring parties that compete with and/or have conflicts with our customers; voluntary or involuntary delisting of the Company’s common stock from any exchange on which it is traded; the deregistration by the Company from SEC reporting requirements as a result of the small number of holders of the Company’s common stock; adverse reactions by customers, vendors or other service providers to unsolicited proposals regarding the ownership or management of the Company; the additional costs of considering, responding to and possibly defending our position on unsolicited proposals regarding the ownership or management of the Company; impact of weather or natural disasters in the areas of the world in which we operate, market our products and/or acquire raw materials; an increase in the number of shares of the Company’s common stock issued and outstanding; economic downturns generally and/or in one or more of the markets in which we operate; changes in market demand, exchange rates, productivity, market dynamics, market confidence, macroeconomic and/or other economic conditions in the areas of the world in which we operate and market our products; and our success in managing the risks involved in the foregoing.

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

Overview of Optical Cable Corporation

Optical Cable Corporation (or OCC®) is a leading manufacturer of a broad range of fiber optic and copper data communication cabling and connectivity solutions primarily for the enterprise market and various harsh environment and specialty markets (collectively, the non-carrier markets), and also the wireless carrier market, offering integrated suites of high quality products which operate as a system solution or seamlessly integrate with other providers’ offerings. Our product offerings include designs for uses ranging from enterprise network, datacenter, residential, campus and Passive Optical LAN (“POL”) installations to customized products for specialty applications and harsh environments, including military, industrial, mining, petrochemical and broadcast applications, and for the wireless carrier market. Our products include fiber optic and copper cabling, hybrid cabling (which includes fiber optic and copper elements in a single cable), fiber optic and copper connectors, specialty fiber optic, copper and hybrid connectors, fiber optic and copper patch cords, pre-terminated fiber optic and copper cable assemblies, racks, cabinets, datacom enclosures, patch panels, face plates, multi-media boxes, fiber optic reels and accessories and other cable and connectivity management accessories, and are designed to meet the most demanding needs of end-users, delivering a high degree of reliability and outstanding performance characteristics.

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

OCC designs, develops and manufactures fiber optic and hybrid cables for a broad range of enterprise, harsh environment, wireless carrier and other specialty markets and applications. We refer to these products as our fiber optic cable offering. OCC designs, develops and manufactures fiber and copper connectivity products for the enterprise market, including a broad range of enterprise and residential applications. We refer to these products as our enterprise connectivity product offering. OCC designs, develops and manufactures a broad range of specialty fiber optic connectors and connectivity solutions principally for use in military, harsh environment and other specialty applications. We refer to these products as our harsh environment and specialty connectivity product offering.

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

Summary of Company Performance for Third Quarter of Fiscal Year 2019

●

During the third quarter of fiscal year 2019, OCC continued to focus on cost control and correcting unintended throughput constraints and inefficiencies that we experienced in our Roanoke facility this fiscal year, particularly in the first quarter of fiscal year 2019. These throughput constraints resulted from the expansion, training, and restructuring of our manufacturing workforce and from process changes during fiscal year 2018—initiatives intended to ultimately increase throughput and efficiency in order to meet increased product demand over the short- and long-term.

●

Consolidated net sales for the third quarter of fiscal year 2019 were $17.4 million, a decrease of 24.9% compared to consolidated net sales of $23.1 million for the same period last year, as a result of a number of large orders from one domestic customer during the third quarter of fiscal year 2018 which did not recur at the same level during the third quarter of fiscal year 2019. Consolidated net sales to all other customers during the third quarter of fiscal year 2019 increased 9.5% compared to the same period last year, excluding net sales from this one customer from both periods.

●	Gross profit was $4.5 million in the third quarter of fiscal year 2019, a decrease of 36.1% compared to $7.0 million for the third quarter of fiscal year 2018.

●	Gross profit margin (gross profit as a percentage of net sales) was 25.9% during the third quarter of fiscal year 2019, compared to 30.4% for the third quarter of fiscal year 2018.

●

SG&A expenses decreased 14.9% to $5.4 million during the third quarter of fiscal year 2019, compared to SG&A expenses of $6.4 million during the third quarter of fiscal year 2018. Sequentially, SG&A expenses decreased 6.2% during the third quarter of fiscal year 2019 compared to $5.8 million during the second quarter of fiscal year 2019.

●	Net loss was $1.1 million, or $0.15 per share, during the third quarter of fiscal year 2019, compared to net income of $438,000, or $0.06 per share, for the comparable period last year.

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

Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may vary based on changes in product mix. To the extent not negatively impacted by product mix, gross profit margins tend to be higher when we achieve higher net sales levels, as certain fixed manufacturing costs are spread over higher sales. Hybrid cables (containing fiber and copper) with higher copper content tend to have lower gross profit margins.

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

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended			Nine Months Ended
	July 31,		Percent	July 31,		Percent
	2019	2018	Change	2019	2018	Change
Net sales	$17,367,000	$23,117,000	(24.9)%	$53,075,000	$67,555,000	(21.4)%
Gross profit	4,491,000	7,027,000	(36.1)%	13,363,000	21,212,000	(37.0)%
SG&A expenses	5,418,000	6,370,000	(14.9)%	17,969,000	19,329,000	(7.0)%
Net income (loss)	(1,085,000)	438,000	(347.6)%	(5,013,000)	1,419,000	(453.2)%

Three Months Ended July 31, 2019 and 2018

Net Sales

Consolidated net sales for the third quarter of fiscal year 2019 were $17.4 million, a decrease of 24.9%, compared to net sales of $23.1 million for the same period last year. We experienced a decrease in net sales in our enterprise and wireless carrier markets in the third quarter of fiscal year 2019 compared to the same period last year, partially offset by increases in other specialty markets. The decrease in net sales when comparing the two periods is primarily due to the recognition of net sales totaling, in the aggregate, approximately $8.2 million as the result of a number of large orders from one domestic customer in the third quarter of fiscal year 2018 that did not recur at the same levels in the third quarter of fiscal year 2019. Net sales to this one customer totaled, in the aggregate, $1.0 million in the third quarter of fiscal year 2019, a decrease of $7.2 million compared to the third quarter of fiscal year 2018. Consolidated net sales to all other customers during the third quarter of fiscal year 2019 increased 9.5% compared to the same period last year, excluding net sales from this one customer from both periods.

Net sales to customers in the United States decreased $5.9 million, or 28.9%, in the third quarter of fiscal year 2019, compared to the same period last year, due to the decrease in net sales to the one domestic customer in the third quarter of fiscal year 2019 compared to the same period last year, partially offset by increases in other domestic sales. Net sales to customers outside of the United States increased 3.9% compared to the same period last year.

Gross Profit

Our gross profit was $4.5 million in the third quarter of fiscal year 2019, a decrease of 36.1% compared to gross profit of $7.0 million in the third quarter of fiscal year 2018. Gross profit margin, or gross profit as a percentage of net sales, was 25.9% in the third quarter of fiscal year 2019 compared to 30.4% in the third quarter of fiscal year 2018.

During the third quarter of fiscal year 2019, OCC continued to focus on cost control and correcting unintended throughput constraints and inefficiencies that we experienced in our Roanoke facility this fiscal year—costs, constraints and inefficiencies which negatively impacted the first nine months of fiscal year 2019, particularly the first quarter of fiscal year 2019. These throughput constraints resulted from the expansion, training, and restructuring of our manufacturing workforce and from process changes during fiscal year 2018—initiatives intended to ultimately increase throughput and efficiency in order to meet increased product demand over the short- and long-term. Our efforts to control costs and correct unintended inefficiencies are ongoing, and we believe the benefits of some of the cost reductions and changes we have made, and continue to make, will not be fully realized until after the fourth quarter of fiscal year 2019.

Our gross profit margins tend to be higher when we achieve higher net sales levels, as certain fixed manufacturing costs are spread over higher sales. Additionally, our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis, and this continued to be a factor putting downward pressure on our gross profit margin during the third quarter of fiscal year 2019. Additionally, gross profit margin in the third quarter of fiscal year 2019 was negatively impacted by increased employee related costs and other costs which negatively impacted gross profit in the third quarter of fiscal year 2019.

During the third quarter of fiscal year 2019, we took additional actions to reduce employee related costs in cost of goods sold that we anticipate will create an annual savings of over $700,000. The benefit of these actions will not be fully realized until after the fourth quarter of fiscal year 2019.

Selling, General, and Administrative Expenses

SG&A expenses decreased 14.9% to $5.4 million during the third quarter of fiscal year 2019, compared to $6.4 million for the same period last year. Sequentially, SG&A expenses decreased 6.2% during the third quarter of fiscal year 2019 when compared to $5.8 million during the second quarter of fiscal year 2019.

SG&A expenses as a percentage of net sales were 31.2% in the third quarter of fiscal year 2019, compared to 27.6% in the third quarter of fiscal year 2018, and 30.5% in the second quarter of fiscal year 2019.

The decrease in SG&A expenses during the third quarter of fiscal year 2019 compared to the same period last year was primarily the result of decreases of $931,000 in employee related costs. The decrease in employee related costs was primarily the result of decreases in employee incentives totaling $396,000 and decreases in share-based compensation expense totaling $627,000 due to the financial results in the third quarter of fiscal year 2019 when compared to the third quarter of fiscal year 2018.

Royalty Income (Expense), Net

We recognized royalty expense, net of royalty income, totaling $216 during the third quarter of fiscal year 2019 compared to royalty income, net of royalty and related expenses, totaling $13,000 during the third quarter of fiscal year 2018.

Amortization of Intangible Assets

We recognized $10,000 of amortization expense, associated with intangible assets, during the third quarter of fiscal year 2019, compared to $9,000 during the third quarter of fiscal year 2018.

Other Expense, Net

We recognized other expense, net in the third quarter of fiscal year 2019 of $136,000 compared to $204,000 in the third quarter of fiscal year 2018. Other expense, net is comprised primarily of interest expense together with other miscellaneous items.

Income (Loss) Before Income Taxes

We reported a loss before income taxes of $1.1 million for the third quarter of fiscal year 2019, compared to income before income taxes of $456,000 for the third quarter of fiscal year 2018. The change was primarily due to the decrease in gross profit of $2.5 million, partially offset by the decrease in SG&A expenses of $952,000, compared to the same period in 2018.

Income Tax Expense

Income tax expense totaled $13,000 in the third quarter of fiscal year 2019, compared to $17,000 for the same period in fiscal year 2018. Our effective tax rate for the third quarter of fiscal year 2019 was negative 1.2% compared to 3.8% for the third quarter of fiscal year 2018.

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

Net Income (Loss)

Net loss for the third quarter of fiscal year 2019 was $1.1 million compared to net income of $438,000 for the third quarter of fiscal year 2018. This change was due primarily to the increase in loss before income taxes of $1.5 million.

Nine Months Ended July 31, 2019 and 2018

Net Sales

Consolidated net sales for the first nine months of fiscal year 2019 were $53.1 million, a decrease of 21.4%, compared to net sales of $67.6 million for the same period last year. We experienced a decrease in net sales in our enterprise and wireless carrier markets in the first nine months of fiscal year 2019 compared to the same period last year, partially offset by increases in other specialty markets. The decrease in net sales when comparing the two periods is primarily due to the fact that we recognized net sales totaling, in the aggregate, approximately $24.8 million as the result of a number of large orders for one domestic customer in the first nine months of fiscal year 2018 that did not recur at the same levels in the first nine months of fiscal year 2019. Net sales to this customer totaled, in the aggregate, $7.5 million in the first nine months of fiscal year 2019, a decrease of $17.3 million compared to the first nine months of fiscal year 2018. Consolidated net sales to all other customers during the first nine months of fiscal year 2019 increased 6.5% compared to the same period last year, excluding net sales from this one customer from both periods.

Net sales to customers in the United States decreased $14.6 million, or 25.1%, in the first nine months of fiscal year 2019 compared to the same period last year, due to the decrease in net sales to the one domestic customer in the first nine months of fiscal year 2019 compared to the same period last year, partially offset by increases in other domestic sales. Net sales to customers outside of the United States increased less than one percent.

Gross Profit

Our gross profit was $13.4 million in the first nine months of fiscal year 2019, a decrease of 37.0% compared to gross profit of $21.2 million in the first nine months of fiscal year 2018. Gross profit margin, or gross profit as a percentage of net sales, was 25.2% in the first nine months of fiscal year 2019 compared to 31.4% in the first nine months of fiscal year 2018.

Beginning in the second quarter of fiscal year 2019, OCC has focused on cost control and correcting unintended throughput constraints and inefficiencies that we experienced in our Roanoke facility this fiscal year—costs, constraints and inefficiencies which negatively impacted the first nine months of fiscal year 2019, particularly the first quarter of fiscal year 2019. These throughput constraints resulted from the expansion, training, and restructuring of our manufacturing workforce and from process changes during fiscal year 2018—initiatives intended to ultimately increase throughput and efficiency in order to meet increased product demand over the short- and long-term. Our efforts to control costs and correct unintended inefficiencies are ongoing, and we believe the benefits of some of the cost reductions and changes we have made, and continue to make, will not be fully realized until after the fourth quarter of fiscal year 2019.

Our gross profit margins tend to be higher when we achieve higher net sales levels, as certain fixed manufacturing costs are spread over higher sales. Additionally, our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis, and this was a factor putting downward pressure on our gross profit margin during the first nine months of fiscal year 2019. Additionally, gross profit margin during the first nine months of fiscal year 2019 was negatively impacted by increased employee related costs and other costs which negatively impacted gross profit during the first nine months of fiscal year 2019.

Selling, General, and Administrative Expenses

SG&A expenses decreased 7.0% to $18.0 million for the first nine months of fiscal year 2019 from $19.3 million for the same period last year. SG&A expenses as a percentage of net sales were 33.9% in the first nine months of fiscal year 2019 compared to 28.6% in the first nine months of fiscal year 2018.

The decrease in SG&A expenses during the first nine months of fiscal year 2019 compared to the first nine months of fiscal year 2018 was primarily the result of decreases in employee related costs totaling $1.2 million. Included in employee related costs are employee incentives and commissions which decreased due to the financial results during the first nine months of fiscal year 2019, partially offset by increases in certain compensation costs, due primarily to new hires, net of terminations.

Royalty Income (Expense), Net

We recognized royalty income, net of royalty and related expenses, totaling $1,000 during the first nine months of fiscal year 2019, compared to $30,000 during the same period last year.

Amortization of Intangible Assets

We recognized $28,000 of amortization expense, associated with intangible assets, for the first nine months of fiscal year 2019, compared to $26,000 during the first nine months of fiscal year 2018.

Other Expense, Net

We recognized other expense, net in the first nine months of fiscal year 2019 of $389,000 compared to $474,000 in the first nine months of fiscal year 2018. Other expense, net is comprised primarily of interest expense together with other miscellaneous items.

Income (Loss) Before Income Taxes

We reported a loss before income taxes of $5.0 million for the first nine months of fiscal year 2019 compared to income before income taxes of $1.4 million for the first nine months of fiscal year 2018. This change was primarily due to the decrease in gross profit of $7.8 million, partially offset by the decrease in SG&A expenses of $1.4 million in the first nine months of fiscal year 2019, compared to the same period in 2018.

Income Tax Benefit

Income tax benefit totaled $9,000 in the first nine months of fiscal year 2019 compared to $6,000 for the same period in fiscal year 2018. Our effective tax rate for the first nine months of fiscal year 2019 was less than one percent compared to less than negative one percent for the first nine months of fiscal year 2018.

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

Net Income (Loss)

Net loss for the first nine months of fiscal year 2019 was $5.0 million compared to net income of $1.4 million for the first nine months of fiscal year 2018. This change was due primarily to the increase in loss before income taxes of $6.4 million in the first nine months of fiscal year 2019, compared to the same period in fiscal year 2018.

Financial Condition

Total assets decreased $1.6 million, or 3.7%, to $41.5 million at July 31, 2019, from $43.1 million at October 31, 2018. This decrease was primarily due to a $2.9 million decrease in trade accounts receivable, net, partially offset by a $1.3 million increase in inventories. The decrease in trade accounts receivable, net largely resulted from the decrease in net sales in the third quarter of fiscal year 2019 when compared to the fourth quarter of fiscal year 2018. Inventories increased largely as the result of the replenishment of stock inventory to more optimal levels and the timing of certain raw material purchases.

Total liabilities increased $3.4 million, or 20.7%, to $19.7 million at July 31, 2019, from $16.3 million at October 31, 2018. The increase in total liabilities was primarily due to an increase in accounts payable and accrued expenses totaling $2.6 million, primarily resulting from purchases of raw materials and the timing of certain vendor payments, and an increase in note payable to bank under our revolving credit facility due to net borrowings of $2.7 million, partially offset by a decrease in accrued compensation and payroll taxes totaling $1.6 million.

Total shareholders’ equity at July 31, 2019 decreased $5.0 million in the first nine months of fiscal year 2019. The decrease resulted from a net loss of $5.0 million.

Liquidity and Capital Resources

Our primary capital needs have been to fund working capital requirements and to make principal payments on long-term debt and our note payable to bank. Our primary source of capital for these purposes has been existing cash, borrowings under our revolving credit facility and cash provided by operations.

Our cash totaled $1.1 million as of July 31, 2019, an increase of $922,000, compared to $177,000 as of October 31, 2018. The increase in cash for the nine months ended July 31, 2019 primarily resulted from net cash provided by financing activities of $1.5 million, partially offset by capital expenditures totaling $483,000 and cash used in operating activities of $47,000.

On July 31, 2019, we had working capital of $16.2 million compared to $24.0 million on October 31, 2018. The ratio of current assets to current liabilities as of July 31, 2019 was 2.1 to 1.0 compared to 4.4 to 1.0 as of October 31, 2018.  The decrease in working capital and in the current ratio was primarily due to the $5.7 million reclassification of the balance on our Revolver, due to its June 30, 2020 maturity date.  Also contributing to the decrease in working capital was the $2.9 million decrease in trade accounts receivable, net and the net increase in accounts payable and accrued expenses, including accrued compensation and payroll taxes, of $951,000, partially offset by the $1.3 million increase in inventories.

As of July 31, 2019 and October 31, 2018, we had outstanding loan balances under our revolving credit facility totaling $5.7 million and $3.0 million, respectively. As of July 31, 2019 and October 31, 2018, we had outstanding loan balances, excluding our revolving credit facility, totaling $6.2 million and $6.4 million, respectively.

Net Cash

Net cash used in operating activities was $47,000 in the first nine months of fiscal year 2019, compared to net cash provided by operating activities of $1.0 million in the first nine months of fiscal year 2018. Net cash used in operating activities during the first nine months of fiscal year 2019 primarily resulted from an increase in inventories totaling $1.3 million and a decrease in accrued compensation and payroll taxes totaling $1.6 million, partially offset by a decrease in the cash flow impact of decreases in trade accounts receivable, net totaling $2.8 million and certain adjustments to reconcile a net loss of $5.0 million to net cash used in operating activities including depreciation and amortization of $1.3 million and share-based compensation expense of $941,000. Additionally, the cash flow impact of increases in accounts payable and accrued expense totaling $2.7 million further contributed to offset net cash used in operating activities.

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

Net cash used in investing activities totaled $541,000 in the first nine months of fiscal year 2019, compared to $545,000 in the first nine months of fiscal year 2018. Net cash used in investing activities during the first nine months of fiscal years 2019 and 2018 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment.

Net cash provided by financing activities totaled $1.5 million in the first nine months of fiscal year 2019, compared to net cash used in financing activities of $355,000 in the first nine months of fiscal year 2018. Net cash provided by financing activities in the first nine months of fiscal year 2019 resulted primarily from proceeds from a note payable to our bank under our line of credit, net of repayments, totaling $2.7 million, partially offset by payroll taxes withheld and remitted totaling $943,000 related to the vesting of restricted stock, and principal payments on long-term debt totaling $195,000. Net cash used in financing activities in the first nine months of fiscal year 2018 resulted primarily from principal payments on long-term debt totaling $188,000.

We have a plan (the “Repurchase Plan”), approved by our Board of Directors on July 14, 2015, to purchase and retire up to 400,000 shares of our common stock, or approximately 6.0% of the shares then outstanding. When the Repurchase Plan was approved, we had anticipated that the purchases would be made over a 24- to 36-month period, but there was no definite time period for repurchase or plan expiration. As of July 31, 2019, we had 398,400 shares remaining to purchase under this Repurchase Plan, and we have made no specific determination whether and over what period these shares may be purchased.

We have repurchased outstanding common stock outside of the Repurchase Plan through an odd lot repurchase offer. During the first nine months of fiscal year 2019, we repurchased and retired 276 shares for $1,333, outside of the Repurchase Plan.

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

As of July 31, 2019, our Revolver with Pinnacle provided the Company with a $7.0 million revolving line of credit for our working capital needs.  Under the Revolver, Pinnacle provided us with one or more revolving loans in a collective maximum principal amount of $7.0 million as of July 31, 2019.  We may borrow, repay, and reborrow at any time or from time to time while the Revolver is in effect.

The applicable margin in the Revolver has a floor on the interest rate such that the rate will never be less than 2.50% per annum.  As of July 31, 2019, the Revolver accrued interest at LIBOR plus 2.50% (resulting in a 4.90% rate at July 31, 2019). The Revolver is payable in monthly payments of interest only with principal and any outstanding interest due and payable at maturity.

On April 30, 2019, we entered into a Sixth Loan Modification Agreement with Pinnacle to modify the Credit Agreement dated April 26, 2016 entered into between the Company and Pinnacle and the term loans dated April 26, 2016. The Sixth Loan Modification Agreement extended the maturity date of the Revolver to June 30, 2020.

On September 11, 2019, subsequent to our fiscal quarter end, we entered into a Seventh Loan Modification Agreement (the “Agreement”) with Pinnacle to modify the Credit Agreement dated April 26, 2016 entered into between the Company and Pinnacle and the term loans dated April 26, 2016.

Pursuant to the Agreement we have agreed to (i) reduce the total aggregate amount of funds available for lending under the Credit Agreement from $7.0 million to $6.5 million; (ii) reduce the aggregate outstanding balance under the Credit Agreement by $500,000 on or before November 29, 2019 by reducing the outstanding principal balances on each of the term loans by $250,000; and (iii) an interest rate on advances under the Revolver of prime lending rate plus 0.25%, effective September 10, 2019. In exchange for this consideration, the current ratio financial covenant was suspended for the fiscal quarter ended July 31, 2019.

Except as expressly amended and modified, all other terms and conditions of the Credit Agreement remain unaltered and in effect.

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

The terms of our credit facilities with Pinnacle require us to comply, on an annual basis, with specific financial covenants including a fixed charge coverage ratio. We are required to maintain a fixed charge coverage ratio of not less than 1.25 to 1.0.  The ratio is calculated by dividing adjusted EBITDA, as defined in the loan agreements, by the sum of annual debt service, as defined in the loan agreements, and income taxes paid.  Based on the financial results through the first nine months of fiscal year 2019, it is possible that we will not be in compliance with the fixed charge coverage ratio covenant at October 31, 2019 unless we are able to take steps to comply with the covenants through alternatives available to us.  Additionally, the terms of our credit facilities with Pinnacle require us to comply, on a quarterly basis, with two other financial covenants including a current ratio and a total liabilities to tangible net worth ratio.

Except as modified relative to the quarter ended July 31, 2019, we are required to have a current ratio of not less than 3.0 to 1.0, measured at the end of each quarter. The ratio is calculated by dividing current assets by current liabilities. Our Revolver is scheduled to mature on June 30, 2020, and therefore the $5.7 million of outstanding borrowings on the Revolver has been reclassified as a current liability as of July 31, 2019. As of July 31, 2019, we had a current ratio of 2.1 to 1.0.  Had the maturity date of the Revolver been greater than one year from July 31, 2019, the $5.7 million of outstanding borrowings on the Revolver would have been classified as note payable to bank - noncurrent.

We are required to have a total liabilities to tangible net worth ratio of not more than 0.95 to 1.0, measured at the end of each quarter. The ratio is calculated by dividing total liabilities, as defined in the loan agreements, by tangible net worth, as defined in the loan agreements. As of July 31, 2019, our total liabilities to tangible net worth ratio was 0.93 to 1.0 and we were in compliance with this total liabilities to tangible net worth ratio covenant under our credit facilities.

As of July 31, 2019, we had $5.7 million of outstanding borrowings on our Revolver and $1.3 million in available credit.

Capital Expenditures

We did not have any material commitments for capital expenditures as of July 31, 2019. During our 2019 fiscal year budgeting process, we included an estimate for capital expenditures of $2.5 million for the year. We anticipate these expenditures, to the extent made, will be funded out of our working capital or borrowings, including under our credit facility. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Historically, we have spent less than our budgeted capital expenditures in most fiscal years.

Corporate acquisitions and other strategic investments, if any, are considered outside of our annual capital expenditure budgeting process.

Future Cash Flow Considerations

We believe that our future cash flow from operations, our cash on hand and our existing credit facilities or any additional credit facilities we may originate or additional equity financing we may raise will be adequate to fund our operations for at least the next twelve months.

The terms of our credit facilities with Pinnacle require us to comply with financial covenants, including (i) a minimum current ratio of 3.0 to 1.0, measured quarterly, (ii) a total liabilities to tangible net worth ratio of no more than 0.95 to 1.0, measured quarterly, and (iii) a fixed charge coverage ratio of not less than 1.25 to 1.0, measured annually at the end of our fiscal year. Pinnacle provided us with a waiver of non-compliance with the tangible net worth ratio covenant for the second quarter of fiscal year 2019, and suspended the requirement to comply with the current ratio covenant for the third quarter of fiscal year 2019 by a Seventh Loan Modification Agreement.

Based on the financial results through the first nine months of fiscal year 2019, it is possible that we will not be in compliance with the fixed charge coverage ratio covenant at October 31, 2019.

We are working with Pinnacle to extend and/or renew our existing bank financing—particularly our Revolver—as may be necessary to fund our future operations. At the same time, we are also considering other sources for credit facilities and/or additional equity financing in the event our existing credit facilities are not extended or renewed, or in the event we fail to comply with our financial covenants under our credit facilities in the future and Pinnacle is unwilling to waive any such non-compliance.

At this time, we believe that we have the ability to maintain and/or secure future debt and/or equity financing to adequately finance ongoing operations.

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

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2018 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2018 Form 10-K did not change during the period from November 1, 2018 through July 31, 2019 other than to reflect changes required by the adoption of ASC 606 related to revenue recognition. See also note 10.

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

In July 2019, the FASB issued Accounting Standards Update 2019-07, Codification Updates to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates (SEC Update) (“ASU 2019-07”). ASU 2019-07 clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations, thereby eliminating redundancies and making the codification easier to apply. We do not expect the disclosure and presentation amendments included in ASU 2019-07, which are to be applied prospectively, to have a material impact on our results of operations, financial position or liquidity or our related financial statement disclosures.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2019. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2019, and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended July 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 5.  Other Information

Seventh Loan Modification Agreement.  On September 11, 2019, Optical Cable Corporation (the “Company”) and Pinnacle Bank, a Tennessee banking corporation, as successor in interest by name change and by merger with the Bank of North Carolina (the “Lender”) entered into a Seventh Loan Modification Agreement (the “Agreement”) to modify the Credit Agreement dated April 26, 2016 (as amended and modified by Loan Modification Agreement dated December 21, 2016, and by Second Loan Modification Agreement dated February 28, 2017, and by Third Loan Modification Agreement dated April 27, 2017, and by Fourth Loan Modification Agreement dated April 10, 2018, and by Fifth Loan Modification Agreement dated October 15, 2018 and by Sixth Loan Modification Agreement dated April 30, 2019 (collectively, the “Credit Agreement”).

The Company agreed to (i) reduce the total aggregate amount of funds available for lending under the Credit Agreement from $7,000,000 to $6,500,000; (ii) reduce the aggregate outstanding balance under the Credit Agreement by $500,000 on or before November 29, 2019 by paying $250,000 to reduce the outstanding principal balance on each of its term loans; and (iii) change the interest rate on advances under the Revolving Credit Note from LIBOR plus 2.50% to the prime lending rate plus 0.25%, effective September 10, 2019.

In exchange for the above stated consideration, the Lender agreed to suspend the current ratio financial covenant for the fiscal quarter ended July 31, 2019.

The Loan remains generally secured by the land and buildings at the Company’s headquarters and manufacturing facilities located in Roanoke, Virginia and its manufacturing and office facilities located near Asheville, North Carolina and the Company’s personal property and assets.

Except as expressly amended and modified, all other terms and conditions of the Credit Agreement remain unaltered and in effect.

The Agreement with the Lender is attached hereto as Exhibit 4.22 and is incorporated herein by reference.

PART II.  OTHER INFORMATIOn

Item 6. Exhibits

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

PART II.  OTHER INFORMATION

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

PART II.  OTHER INFORMATION

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

4.22	Seventh Loan Modification Agreement dated September 11, 2019 by and between Optical Cable Corporation and Pinnacle Bank (successor by merger with Bank of North Carolina). FILED HEREWITH.

10.1*	Optical Cable Corporation 2011 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2011).

10.2*	Optical Cable Corporation Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 27, 2013).

10.3*	Optical Cable Corporation Second Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed March 4, 2015).

10.4*	Optical Cable Corporation 2017 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed March 13, 2017).

PART II.  OTHER INFORMATION

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

PART II.  OTHER INFORMATION

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at July 31, 2019 and October 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended July 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended July 31, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2019 and 2018, and (v) Condensed Notes to Condensed Consolidated Financial Statements. FILED HEREWITH.

*	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: September 16, 2019	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: September 16, 2019	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial
Officer