Form 10-K
period 2019-10-31
OPTICAL CABLE CORP
filed 2020-01-27
CIK 1000230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
Form 10-K
 ________________________________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2019

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes   ☐    No  ☒

The aggregate market value of the registrant’s Common Stock, no par value, held by non-affiliates of the registrant (without admitting any person whose shares are not included in determining such value is an affiliate) as of April 30, 2019, the last business day of the Company’s most recent second quarter was $28,104,347 based upon the closing price of these shares as reported by the Nasdaq Global Market on April 30, 2019.

As of January 17, 2020, the Company had outstanding 7,458,981 common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report filed as Exhibit 13.1 to this report on Form 10-K are incorporated by reference in Part II of this Form 10-K Report: “Corporate Information,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” and “Report of Independent Registered Public Accounting Firm.” In addition, portions of the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K Report: “Election of Directors,” “Beneficial Ownership of Securities,” “Compensation of Executive Officers,” “Compensation of Directors,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “Code of Ethics,” “Executive Compensation,” “Beneficial Ownership of Securities,” “Equity Compensation Plans Information,” “Certain Relationships and Related Transactions,” “Independent Registered Public Accounting Firm,” and “Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Registered Public Accounting Firm.”

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

OCC’s product offerings include designs for uses ranging from enterprise networks, data centers, residential, campus and Passive Optical LAN (POL) installations to customized products for specialty applications and harsh environments, including military, industrial, mining, petrochemical and broadcast applications, and for the wireless carrier market.

OCC products include fiber optic and copper cabling, hybrid cabling (which includes fiber optic and copper elements in a single cable), fiber optic and copper connectors, specialty fiber optic, copper and hybrid connectors, fiber optic and copper patch cords, pre-terminated fiber optic and copper cable assemblies, racks, cabinets, datacom enclosures, patch panels, face plates, multimedia boxes, fiber optic reels and accessories and other cable and connectivity management accessories, and are designed to meet the most demanding needs of end-users, delivering a high degree of reliability and outstanding performance characteristics.

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

OCC’s wholly owned subsidiary Centric Solutions LLC (“Centric Solutions”) provides cabling and connectivity solutions for the data center market. Centric Solutions’ business is located at OCC’s facility near Dallas, Texas.

Optical Cable Corporation, OCC®, Procyon®, Superior Modular Products™, SMP Data Communications™, Applied Optical Systems™, Centric Solutions™, and associated logos are trademarks of Optical Cable Corporation.

Products

OCC® is a leading manufacturer of a broad range of fiber optic and copper data communication cabling and connectivity solutions primarily for the enterprise market and various harsh environment and specialty markets (the non-carrier markets), offering an integrated suite of high quality, warranted products which operate as a system solution or seamlessly integrate with other providers’ offerings. OCC also manufactures and sells products in the wireless carrier market. OCC’s product offerings include designs for uses ranging from enterprise networks, data centers, residential, campus and Passive Optical LAN (“POL”) installations to customized products for harsh environments and specialty applications, including military, industrial, mining, petrochemical, wireless carrier and broadcast applications.

OCC products include fiber optic and copper cabling, hybrid cabling (which includes fiber optic and copper elements in a single cable), fiber optic and copper connectors, specialty fiber optic, copper and hybrid connectors, fiber optic and copper patch cords, pre-terminated fiber optic and copper cable assemblies, racks, cabinets, datacom enclosures, fiber optic and copper patch panels, face plates, multimedia boxes, fiber optic reels and accessories and other cable and connectivity management accessories. Our products are designed to meet the most demanding needs of end-users, delivering a high degree of reliability and outstanding performance characteristics. During the past two years, OCC has been granted 11 patents for innovative designs of fiber optic and copper connectivity and fiber optic cable.

Our fiber optic and copper cabling and connectivity products and solutions (predominantly passive, rather than active systems) are used for transmission of data, video, radio frequency and voice communications primarily over short- to moderate-distances.

Fiber Optic Cable Products

We design, manufacture, market and sell a broad array of top-tier fiber optic and hybrid cables that provide high bandwidth transmission of data, video and voice communications primarily over short- to moderate-distances.

OCC is internationally recognized for pioneering the design and production of fiber optic cables for the most demanding military field applications, as well as fiber optic cables suitable for both indoor and outdoor use, and for creating a broad product offering built on the evolution of these fundamental technologies.

Our product line is diverse and versatile, in keeping with evolving application needs of customers within our markets. Our tight-buffered fiber optic cables address a wide range of needs, primarily for the enterprise market and various harsh environment and specialty markets (the non-carrier markets), ranging from enterprise networks, data centers, residential, campus and Passive Optical LAN (POL) installations, as well as the needs for the harsh environment and specialty markets including military, industrial, mining, petrochemical, and broadcast applications, and to a lesser extent the access market. OCC also manufactures and sells fiber optic cable and hybrid cable (fiber and copper) products in the wireless carrier market. Our patented tight-buffered fiber unit cables have both high fiber-count and rugged performance in a compact and lightweight design. We believe that we offer one of the most comprehensive tight-buffered fiber optic cable product offerings for our markets.

We produce fiber optic cables for specialized installations, including various hybrid cables (fiber and copper), and cables with specialty fibers. We can armor fiber optic cables for additional protection in certain installations, providing both steel tape and interlocking armor options. We offer cables suitable for underground or overhead installations. For overhead installations, we offer several self-supporting fiber optic cables including both Figure-8 and round messenger construction. We have fiber optic cables available in various flammability ratings. We offer cables combining different types of optical fiber and/or copper wires, with copper wires being used as power feeds or to facilitate the transition from copper wire to optical fiber-based systems without further installation of fiber optic cables. Our hybrid cables include a line of security cables which combine copper power feeds with optical fiber in the cables making them particularly well suited for surveillance cameras and other specialty applications. We also design and manufacture specialty fiber optic cables, such as for use in Fiber-to-the-Antenna (“FTTA”) products for cell tower build-outs, military ground tactical, industrial (including tray cables), mining, deployable broadcast, oil and gas, festoon, pierside and high-density data center applications. Our product offering further includes fiber optic cables complying with or certified to various standards for specialty applications, such as: U.S. Department of Defense MIL-PRF-85045/8B; Det Norske Veritas (DNV) type approval certificate for marine shipboard and offshore platform applications; U.S. Mine Safety and Health Administration (MSHA) approval for use in mines; and American Bureau of Shipping (ABS) type approved cables. We also offer our customers a variety of customized constructions to meet their specific communication needs.

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

The following summarizes the major types of fiber optic and copper enterprise connectivity products and their attributes; however, we produce many other types of connectivity products as well:

Fiber Optic Connectivity Products. Our fiber optic connectivity products provide customers a comprehensive line of fiber optic system solutions for equipment rooms, telecommunications closets, data centers and workstations, including unique infrastructure and cabling solutions for Passive Optical LAN (POL) installations. Our product offering includes fiber optic wall mount, cabinet mount and rack mount enclosures, pre-terminated fiber optic enclosures, fiber optic connectors, splice trays, fiber optic jumpers, plug and play cassette modules, pre-terminated fiber optic cable assemblies, adapters, and accessories.

Copper Connectivity Products. OCC’s copper enterprise connectivity products offer customers a comprehensive line of copper system solutions and a line of component compliant products necessary for high speed data and voice applications in equipment rooms, telecommunications closets, data centers and workstations. Our product offering includes: category compliant patch panels, jacks (standard keystone or proprietary bezel configuration), plugs, patch cords, faceplates, surface mounted boxes, distribution and multimedia boxes, copper rack mount and wall mount enclosures, cable assemblies, cable organizers, and other wiring products. OCC provides products compliant with Category 5e, Category 6 and Category 6A standards in both shielded and unshielded offerings and industry recognized Category 8 test qualification fixtures and Category 8 plugs. OCC pioneered the required technology for high performance RJ45 connectivity applications to Ethernet, holding multiple patents for electrical performance and usability features.

Cabinets, Racks and Enclosures. We offer a wide array of high-performance network, data storage and telecommunications management systems for enterprise and residential use. Our product line includes data cabinets, wall mount enclosures, horizontal and vertical cable management systems and open frame relay racks. These products meet the demands of various network segments. Our products serve the equipment, cross-connect and termination needs for copper and fiber optic multimedia applications as well as wall mount and space saving UL listed ceiling mount enclosures for Passive Optical LANs.

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

Harsh Environment and Specialty Connectivity Products

In addition to our fiber optic and copper enterprise connectivity products described above, we design, manufacture, market and sell specialty fiber optic connectors and connectivity components, certain ruggedized copper datacom connectors, and related deployable systems and solutions for military, other harsh environment and specialty applications. For deployable applications, we manufacture a full range of tactical fiber optic connectors that conform to U.S. Department of Defense standards, such as MIL-PRF-29504, MIL-DTL-83522, MIL-DTL-83526, NAVSEA 7379171, and NAVSEA 7379172. In addition to military specified products, we also manufacture commercial grade versions of cylindrical connector products including EZ-MATE™, MHC®-T2, MHC®-T3 and F-LINK™. Many of our products utilize a hermaphroditic design that allows for concatenation of assemblies without regard to connector gender. This design allows for quick and easy deployment and retrieval. To provide more comprehensive interconnect solutions, we designed and developed a complete family of lightweight reels and accessories. Our patented lightweight reels and our lightweight reel stands are approved for use by the United States military. We manufacture cylindrical connector product for fixed fiber optic or applications requiring optical fiber and copper connections in the same connector. We fabricate a wide variety of simplex, duplex and multi-channel fiber optic assemblies for uses as varied as mining, oil & gas, petrochemical, broadcast, industrial and military applications. Our product offering also includes ruggedized RJ45 connectors.

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

Competitive Business Conditions, Positions in the Industry and Methods of Competition

The fiber optic and copper data communications cables and connectivity enterprise markets and other short- to moderate-distance markets are highly competitive. Our fiber optic cable product lines compete with products of large fiber optic cable manufacturers such as Corning Incorporated, Prysmian Group, Belden Inc., Nexans S.A. (including Berk-Tek), CommScope Holding Company, Inc., OFS, AFL (a subsidiary of Fujikura), Hitachi Cable America Inc. and others, some of which manufacture optical fiber. Our copper cable product lines compete with products of large copper cable manufacturers such as Prysmian Group, Belden Inc., Nexans S.A. (including Berk-Tek), CommScope Holding Company, Inc., Hitachi Cable America Inc. and others. Our fiber optic and copper connectivity product lines compete with products of large fiber optic and copper connectivity manufacturers such as CommScope Holding Company, Inc., Corning Incorporated, Leviton, Legrand S.A. (including Ortronics), Panduit and others. Our harsh environment and specialty connectivity product lines compete with products of Corning Incorporated, Amphenol Corporation (including AFSI), Delphi and others.

Some of our competitors are more established, benefit from greater market recognition and have much greater financial, research and development, production and marketing resources than we do. Competition could increase if new companies enter the market or if existing competitors expand their product lines.

Compliance with Environmental Laws

We are not aware of any material violations at our facilities of any local, state or federal environmental laws. We have not incurred any material expenditures related to environmental compliance during our 2019 fiscal year. We believe that we have materially complied with all applicable environmental regulations.

Customers and End-Users

We have a global customer base, selling in approximately 50 countries in fiscal year 2019.

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

The following is a partial list of representative types of end-users of our fiber optic and copper connectivity and cable products:

•
Commercial Institutions. Businesses located in offices, retail space, and medical facilities, to name a few, are installing or improving networks to distribute increasing volumes of data. These businesses often use high performance local area networks (“LANs”) or data centers.

•
Government Agencies. Government agencies tend to have large buildings or complexes, many people, and the need to access and process large quantities of data. Like commercial institutions, these routinely include high performance LANs or data centers. Security also may be desired, making our cabling and connectivity solutions a logical choice.

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

•
Wireless Carriers. We design and manufacture various specialty fiber optic and hybrid (fiber and copper) cables for FTTA applications such as cell phone tower build-outs and upgrades. Annual net sales to one wireless carrier customer have significantly fluctuated over the years.

•	Original Equipment Manufacturers. We private label a number of our copper connectivity products for other major manufacturers of copper connectivity, including major competitors.

Our extensive technology base and versatile manufacturing processes enable us to respond to diverse customer needs.

Employees

As of October 31, 2019, we employed a total of 366 persons (excluding independent sales representatives and firms). None of our employees is represented by a labor union. We have experienced no work stoppages and we continue to take steps we believe appropriate to ensure our employee relations are good.

Seasonality

We typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year. We believe this historical seasonality pattern is generally indicative of an overall trend and reflective of the buying patterns and budgetary cycles of our customers. However, this pattern may be substantially altered during any quarter or year, as was the case in fiscal years 2019 and 2018, by the quarterly and annual volatility of orders received for the wireless carrier market, the timing of larger projects, timing of orders from larger customers, other economic factors impacting our industry or impacting the industries of our customers and end-users, and macroeconomic conditions. While we believe seasonality may be a factor that impacts our quarterly net sales results—particularly when excluding the volatility of sales in the wireless carrier market, we are not able to reliably predict net sales based on seasonality because these other factors can also substantially impact our net sales patterns during the year. Our trend for the last three fiscal years has been that an average of approximately 50%, 51% and 48% of our total net sales occurred during the first half of fiscal years 2019, 2018 and 2017, respectively, and an average of approximately 50%, 49% and 52% of our total net sales occurred during the second half of fiscal years 2019, 2018 and 2017, respectively.

Item 1A.   RISK FACTORS

Item 1A. Risk Factors is not required for a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended.

Certain risk factors that may adversely affect the Company, the Company’s future results of operations and future financial condition, and future market valuation of the Company are mentioned under “Forward-Looking Information” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report for the fiscal year ended October 31, 2019 (filed as Exhibit 13.1 to this report on Form 10-K), and in our Quarterly Reports on Form 10-Q.

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

We believe that we are currently operating at approximately 50% of our production equipment capacity on average at our collective manufacturing facilities during fiscal year 2019. This determination is based on a capacity calculation that assumes we would be fully staffed to run production at all of our locations twenty-four hours per day, seven days a week, all year. Since various production equipment is specialized and our product mix varies, individual manufacturing equipment may operate at higher or lower production capacity during any given period of time. Additionally, we can experience capacity constraints based on the types of products that are being manufactured at any given time and related inherent limitations in the manufacturing process as well as the time it takes to hire and train new employees.

Additional personnel would need to be hired and trained, additional warehousing space may be needed, and, depending on product mix, certain additional production equipment may need to be acquired, to fully utilize our available production equipment capacity at all of our facilities. We can provide no assurance as to the time required to complete the process of hiring and training personnel or to acquire and install certain additional production equipment or our ability to secure additional warehousing space, necessary to fully utilize our available production capacity.

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

PART II

Item 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information pertaining to shareholders beneficially owning more than five percent of the Company’s common stock and the security ownership of management, which is set forth under the caption “Beneficial Ownership of Securities” in the Proxy Statement for the 2020 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The Company had 7,458,981 shares of common stock issued and outstanding at October 31, 2019. Employees of the Company and members of the Board of Directors owned at least 34.9% of the shares issued and outstanding at October 31, 2019, including shares still subject to potential forfeiture based on vesting requirements.

Issuer Purchases of Equity Securities

The Company has a plan (the “Repurchase Plan”), originally approved by its Board of Directors on July 14, 2015, to purchase and retire up to 400,000 shares of the Company’s common stock, or approximately 6.0% of the shares then outstanding. When the Repurchase Plan was approved, the Company had anticipated that the purchases would be made over a 24- to 36-month period, but there was no definite time period for repurchase, or plan expiration. For the three-month period ended October 31, 2019, the Company did not repurchase and retire any shares of its outstanding common stock under the Repurchase Plan and had 398,400 shares remaining to purchase under this Plan. The Company has made no specific determination whether, and over what period, these remaining shares under the Repurchase Plan may or may not be purchased. At this time, the Company has no plans to repurchase and retire any additional shares under the Repurchase Plan; however, this is subject to change at any time.

The Company repurchased outstanding common stock outside of the Repurchase Plan through an odd lot repurchase offer. During fiscal year 2019, OCC repurchased and retired a total of 351 shares for $1,573, outside of the Repurchase Plan.

The information contained under the caption “Corporate Information” of our Annual Report for the fiscal year ended October 31, 2019, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 6.   SELECTED FINANCIAL DATA

Not required for a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended.

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for the fiscal year ended October 31, 2019, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company did not engage in transactions in derivative financial instruments or derivative commodity instruments. As of October 31, 2019, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information contained under the captions “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” and “Reports of Independent Registered Public Accounting Firms” of our Annual Report for the fiscal year ended October 31, 2019, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in our accountants and the Company did not have any disagreements with its accountants on any accounting matter or financial disclosure made during our fiscal year ended October 31, 2019.

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

As of October 31, 2019, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer (principal accounting officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2019.

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

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline. Management conducted an evaluation of the design and effectiveness of the Company’s system of internal control over financial reporting as of October 31, 2019, based on the framework set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on its evaluation, management concluded that, as of October 31, 2019, the Company’s internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal controls over financial reporting during the fourth fiscal quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   OTHER INFORMATION

On January 22, 2020, subsequent to the Company’s fiscal year end, OCC entered into an Eighth Loan Modification Agreement (the “Agreement”) with Pinnacle Bank (successor by merger with Bank of North Carolina) to modify the Credit Agreement dated April 26, 2016 entered into between the Company and Pinnacle Bank and the term loans dated April 26, 2016.  The purpose of the Agreement was to (i) reduce the aggregate outstanding balance under the Credit Agreement by $200,000 on or before April 15, 2020 by reducing the outstanding principal balances on the term loans; (ii) provide that all outstanding and future advances under the Revolver accrue interest at an interest rate of prime lending rate plus 0.50%, effective January 22, 2020, (iii) suspend the current ratio financial covenant for the fiscal quarter ended October 31, 2019, (iv) suspend the fixed charge coverage ratio for the fiscal year ended October 31, 2019, and (v) provide that OCC engage in good faith to negotiate a letter of intent or similar expression of interest to refinance the Revolver by March 31, 2020 with closing planned on or before June 30, 2020.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information with respect to the Directors of the registrant, see “Election of Directors,” “Directors,” and “Executive Officers” in the Proxy Statement for the 2020 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

For information with respect to the executive officers of the registrant, see “Executive Officers” in the Proxy Statement for the 2020 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

The information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, which is set forth under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement for the 2020 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning the Company’s code of ethics that applies to the Company’s principal executive officer and the Company’s senior financial officers required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Code of Ethics.”

Item 11.   EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation,” and “Director Compensation” in the Proxy Statement for the 2020 Annual Meeting of Shareholders of the Company is incorporated herein by reference.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans:
Second Amended & Restated 2011 Stock Incentive Plan	12,956	shares	$—	—
2017 Stock Incentive Plan	127,520	shares	$—	440,500	shares

Total	140,476	shares	$—	440,500	shares

(1) Includes restricted shares that are issued and outstanding, but have not yet vested and are subject to forfeiture.

The term “shares” in the table above means our common shares.

The information concerning stock ownership by directors, executive officers and shareholders beneficially owning more than five percent of the Company’s common stock, which is set forth under the caption “Beneficial Ownership of Securities” in the Proxy Statement for the 2020 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning securities authorized for issuance under equity compensation plans required by this Item, pursuant to Item 201(d) of Regulation S-K, is incorporated by reference to the Company’s Proxy Statement under the heading “Equity Compensation Plans Information.”

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information with respect to certain transactions with management of the Company, which is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement for the 2020 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information with respect to certain principal accountant fees and services, which is set forth under the caption “Independent Registered Public Accounting Firm” in the Proxy Statement for the 2020 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning pre-approval policies for audit and non-audit services required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.”

PART IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) List of documents filed as part of this report:

1.	Financial statements: The Company’s consolidated financial statements and related notes thereto are hereby incorporated by reference to pages 22 to 43 of the Company’s Annual Report filed as Exhibit 13.1 to this Form 10-K.

2.	Financial statement schedules: All schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes thereto.

3.	Exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K are as follows:

Exhibit No.	Description

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

4.23
Sixth Loan Modification Agreement dated April 30, 2019 by and between Optical Cable Corporation and Pinnacle Bank (successor by merger with Bank of North Carolina) (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 1, 2019).

4.24
Seventh Loan Modification Agreement dated September 11, 2019 by and between Optical Cable Corporation and Pinnacle Bank (successor by merger with Bank of North Carolina) (incorporated herein by reference to Exhibit 4.22 to the Company’s Quarterly Report on Form 10-Q dated September16, 2019).

4.25	Eighth Loan Modification Agreement date January 22, 2020 by and between Optical Cable Corporation and Pinnacle Bank (successor by merger with Bank of North Carolina). FILED HEREWITH.

10.1*	Optical Cable Corporation 2011 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2011).

10.2*	Optical Cable Corporation Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 27, 2013).

10.3*	Optical Cable Corporation Second Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed March 4, 2015).

10.4*	Optical Cable Corporation 2017 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed March 13, 2017).

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

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended October 31, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of October 31, 2019 and 2018, (ii) Consolidated Statements of Operations for the years ended October 31, 2019, 2018 and 2017, (iii) Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2019, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the years ended October 31, 2019, 2018 and 2017, and (v) Notes to Consolidated Financial Statements. FILED HEREWITH.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_________________________
*	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTICAL CABLE CORPORATION

Date:	January 27, 2020	By:	/S/ NEIL D. WILKIN, JR.
Neil D. Wilkin, Jr. Chairman of the Board of Directors, President and Chief Executive Officer

Date:	January 27, 2020	By:	/S/ TRACY G. SMITH
Tracy G. Smith Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of January 27, 2020.

Date:	January 27, 2020	/S/ NEIL D. WILKIN, JR.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date:	January 27, 2020	/S/ RANDALL H. FRAZIER
Randall H. Frazier Director

Date:	January 27, 2020	/S/ JOHN M. HOLLAND
John M. Holland Director

Date:	January 27, 2020	/S/ JOHN A. NYGREN
John A. Nygren Director

Date:	January 27, 2020	/S/ CRAIG H. WEBER
Craig H. Weber Director

Date:	January 27, 2020	/S/ JOHN B. WILLIAMSON, III
John B. Williamson, III Director

17