Form 10-Q
period 2020-01-31
OPTICAL CABLE CORP
filed 2020-03-16
CIK 1000230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

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

As of March 11, 2020, 7,456,072 shares of the registrant’s Common Stock, no par value, were outstanding.

optical cable corporation

Form 10-Q Index

Three Months Ended January 31, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OPTICAL CABLE CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	January 31,	October 31,
	2020	2019
Assets

Current assets:
Cash	$693,740	$537,330
Trade accounts receivable, net of allowance for doubtful accounts of $84,724 at January 31, 2020 and $99,562 at October 31, 2019	6,799,168	10,347,597
Income taxes refundable - current	25,004	25,004
Other receivables	26,346	69,727
Inventories	17,180,139	18,095,627
Prepaid expenses and other assets	374,770	304,713
Total current assets	25,099,167	29,379,998
Property and equipment, net	9,697,323	10,010,223
Income taxes refundable - noncurrent	25,003	25,003
Intangible assets, net	670,349	659,280
Other assets, net	1,173,159	32,430
Total assets	$36,665,001	$40,106,934
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$500,357	$738,955
Note payable to bank - current	5,650,000	5,650,000
Accounts payable and accrued expenses	4,617,070	5,459,352
Accrued compensation and payroll taxes	1,130,923	1,763,338
Income taxes payable	19,407	15,382
Total current liabilities	11,917,757	13,627,027
Long-term debt, excluding current installments	5,088,807	5,169,668
Other noncurrent liabilities	977,069	71,339
Total liabilities	17,983,633	18,868,034
Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 7,456,072 shares at January 31, 2020 and 7,458,981 shares at October 31, 2019	13,894,244	13,853,334
Retained earnings	4,787,124	7,385,566
Total shareholders’ equity	18,681,368	21,238,900
Commitments and contingencies
Total liabilities and shareholders’ equity	$36,665,001	$40,106,934

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	January 31,
	2020	2019
Net sales	$12,887,396	$16,750,668
Cost of goods sold	10,483,256	13,188,109
Gross profit	2,404,140	3,562,559
Selling, general and administrative expenses	4,824,124	6,773,645
Royalty expense, net	17,558	218
Amortization of intangible assets	9,991	9,415
Loss from operations	(2,447,533)	(3,220,719)
Other expense, net:
Interest expense	(136,687)	(116,880)
Other, net	(2,635)	158
Other expense, net	(139,322)	(116,722)
Loss before income taxes	(2,586,855)	(3,337,441)
Income tax expense (benefit)	5,033	(27,421)
Net loss	$(2,591,888)	$(3,310,020)
Net loss per share: Basic and diluted	$(0.35)	$(0.44)

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Three Months Ended January 31, 2020
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2019	7,458,981	$13,853,334	$7,385,566	$21,238,900
Adoption of accounting standard ASU 2018-07	—	6,554	(6,554)	—
Share-based compensation, net	(2,909)	34,356	—	34,356
Net loss	—	—	(2,591,888)	(2,591,888)
Balances at January 31, 2020	7,456,072	$13,894,244	$4,787,124	$18,681,368

	Three Months Ended January 31, 2019
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2018	7,694,387	$13,816,140	$12,994,697	$26,810,837
Adoption of accounting standard ASC 606	—	—	61,763	61,763
Share-based compensation, net	(257,222)	(66,327)	—	(66,327)
Repurchase and retirement of common stock (at cost)	(258)	—	(1,257)	(1,257)
Net loss	—	—	(3,310,020)	(3,310,020)
Balances at January 31, 2019	7,436,907	$13,749,813	$9,745,183	$23,494,996

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	January 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,591,888)	$(3,310,020)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	392,978	443,433
Bad debt expense (recovery)	(14,838)	23,809
Share-based compensation expense	34,356	862,254
Loss on sale of property and equipment	2,782	—
(Increase) decrease in:
Trade accounts receivable	3,563,267	2,958,441
Other receivables	43,381	6,679
Inventories	915,488	(2,010,801)
Prepaid expenses and other assets	(73,124)	98,090
Increase (decrease) in:
Accounts payable and accrued expenses	(1,103,593)	1,727,676
Accrued compensation and payroll taxes	(632,415)	(1,916,234)
Income taxes payable	4,025	(1,344)
Other noncurrent liabilities	3,212	(32,735)
Net cash provided by (used in) operating activities	543,631	(1,150,752)
Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(46,702)	(317,619)
Investment in intangible assets	(21,060)	(25,977)
Net cash used in investing activities	(67,762)	(343,596)
Cash flows from financing activities:
Proceeds from notes payable to bank	—	2,000,000
Principal payments on long-term debt and notes payable to bank	(319,459)	(263,737)
Repurchase of common stock	—	(1,257)
Net cash provided by (used in) financing activities	(319,459)	1,735,006
Net increase in cash	156,410	240,658
Cash at beginning of period	537,330	177,413
Cash at end of period	$693,740	$418,071

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2020

(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2020 are not necessarily indicative of the results for the fiscal year ending October 31, 2020 because the following items, among other things, may impact those results: changes in market conditions, seasonality, changes in technology, competitive conditions, timing of certain projects and purchases by key customers, significant variations in sales resulting from high volatility and timing of large sales orders among a limited number of customers in certain markets, ability of management to execute its business plans, continued ability to maintain and/or secure future debt and/or equity financing to adequately finance ongoing operations; as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2019 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2019.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases. The FASB has subsequently issued amendments to the initial guidance under ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, “ASC 842”). ASC 842 requires the recognition of a separate lease liability representing the required lease payments over the lease term and a separate lease asset representing the right to use the underlying asset during the same lease term. Additionally, ASC 842 provides clarification regarding the identification of certain components of contracts that would represent a lease as well as requires additional disclosures in the notes to the financial statements. ASC 842 is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. The Company adopted ASC 842 effective November 1, 2019. Upon adoption, the Company recorded right-of-use assets and lease liabilities relating to operating leases of $138,834 and $139,367, respectively. Unamortized deferred rent liability balances were eliminated such that no cumulative effect adjustment to the opening balance of retained earnings was required. See also note 7 for additional information and expanded disclosure under the new standard.

In June 2018, the FASB issued Accounting Standards Update 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. The Company adopted ASU 2018-07 effective November 1, 2019. The adoption did not have a material impact on the Company's opening balance of retained earnings, results of operations, financial position or liquidity or its related financial statement disclosures.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2020

(Unaudited)

In June 2018, the FASB issued Accounting Standards Update 2018-08, Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made (“ASU 2018-08”). ASU 2018-08 applies to entities that receive or make contributions, which primarily are not-for-profit entities but also affects business entities that make contributions. In the context of business entities that make contributions, the FASB clarified that a contribution is conditional if the arrangement includes both a barrier for the recipient to be entitled to the assets transferred and a right of return for the assets transferred (or a right of release of the business entity’s obligation to transfer assets). The recognition of contribution expense is deferred for conditional arrangements and is immediate for unconditional arrangements. ASU 2018-08 requires modified prospective transition to arrangements that have not been completed as of the effective date or that are entered into after the effective date, but full retrospective application to each period presented is permitted. ASU 2018-08 is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. The Company adopted ASU 2018-08 effective November 1, 2019. The adoption of ASU 2018-08 did not have a material impact on the Company's results of operations, financial position or liquidity or its related financial statement disclosures.

(2)	Stock Incentive Plans and Other Share-Based Compensation

As of January 31, 2020, there were approximately 443,000 remaining shares available for grant under the Optical Cable Corporation 2017 Stock Incentive Plan (“2017 Plan”).

Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations for the three months ended January 31, 2020 and 2019 was $34,356 and $862,254 respectively. Share-based compensation expense is entirely related to expense recognized in connection with the vesting of restricted stock awards or other stock awards.

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

Restricted stock award activity during the three months ended January 31, 2020 consisted of restricted stock forfeited totaling 2,909 shares. Employees and non-employee Directors have the option to surrender shares to pay for withholding tax obligations resulting from any vesting restricted shares, or to pay cash to the Company or taxing authorities in the amount of the withholding taxes owed on the value of any vesting restricted shares in order to avoid surrendering shares.

As of January 31, 2020, the estimated amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will recognize over a 1.1 year weighted-average period is approximately $302,000.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2020

(Unaudited)

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the three months ended January 31, 2020 and 2019 follows:

	Three Months Ended
	January 31,
	2020	2019
Balance at beginning of period	$99,562	$64,242
Bad debt expense (recovery)	(14,838)	23,809
Balance at end of period	$84,724	$88,051

(4)	Inventories

Inventories as of January 31, 2020 and October 31, 2019 consist of the following:

	January 31,	October 31,
	2020	2019
Finished goods	$5,170,602	$5,845,973
Work in process	3,287,286	3,321,216
Raw materials	8,434,081	8,632,230
Production supplies	288,170	296,208
Total	$17,180,139	$18,095,627

(5)	Product Warranties

As of January 31, 2020 and October 31, 2019, the Company’s accrual for estimated product warranty claims totaled $70,000 and $120,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims recovery for the three months ended January 31, 2020 totaled $37,257. Warranty claims expense for the three months ended January 31, 2019 totaled $107,838.

The following table summarizes the changes in the Company’s accrual for product warranties during the three months ended January 31, 2020 and 2019:

	Three Months Ended
	January 31,
	2020	2019
Balance at beginning of period	$120,000	$180,000
Liabilities accrued for warranties issued during the period	69,549	137,576
Warranty claims and costs paid during the period	(12,743)	(127,838)
Changes in liability for pre-existing warranties during the period	(106,806)	(29,738)
Balance at end of period	$70,000	$160,000

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2020

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

Long-term debt as of January 31, 2020 and October 31, 2019 consists of the following:

	January 31,	October 31,
	2020	2019
Virginia Real Estate Loan ($6.5 million original principal) payable in monthly installments of $31,812, including interest (at 3.95%), with final payment of $3,644,211 due May 1, 2024	$4,279,596	$4,580,173
North Carolina Real Estate Loan ($2.24 million original principal) payable in monthly installments of $10,963, including interest (at 3.95%), with final payment of $1,255,850 due May 1, 2024	1,309,568	1,328,450
Total long-term debt	5,589,164	5,908,623
Less current installments	500,357	738,955
Long-term debt, excluding current installments	$5,088,807	$5,169,668

The Revolver with Pinnacle provides the Company with a $6.5 million revolving line of credit for its working capital needs. Under the Revolver, Pinnacle provides the Company with one or more revolving loans in a collective maximum principal amount of $6.5 million. The Company may borrow, repay, and reborrow at any time or from time to time while the Revolver is in effect. Through January 22, 2020, the Revolver had an interest rate on advances of prime lending rate plus 0.25%.

On January 22, 2020, OCC entered into an Eighth Loan Modification Agreement with Pinnacle to modify the Credit Agreement dated April 26, 2016 entered into between the Company and Pinnacle and the term loans dated April 26, 2016. The purpose of the Eighth Loan Modification Agreement was to (i) reduce the aggregate outstanding balance under the Credit Agreement by $200,000 on or before April 15, 2020 by reducing the outstanding principal balances on the term loans; (ii) provide that all outstanding and future advances under the Revolver accrue interest at an interest rate of prime lending rate plus 0.50%, effective January 22, 2020, (iii) remove the current ratio financial covenant for the fiscal quarter ended October 31, 2019, (iv) remove the fixed charge coverage ratio for the fiscal year ended October 31, 2019, and (v) provide that OCC engage in good faith to negotiate a letter of intent or similar expression of interest to refinance the Revolver by March 31, 2020 and enter into a financing commitment letter, similar equity commitment or combination thereof relating to the financing by May 1, 2020 with closing planned on or before June 30, 2020.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2020

(Unaudited)

As of January 31, 2020, the Revolver accrued interest of prime lending rate plus 0.50% (resulting in a 5.25% rate at January 31, 2020). The Revolver is payable in monthly payments of interest only with principal and any outstanding interest due and payable at maturity.

On March 10, 2020, subsequent to its fiscal quarter end, OCC entered into a Ninth Loan Modification Agreement (the “Ninth Amendment”) with Pinnacle to modify the Credit Agreement dated April 26, 2016 entered into between the Company and Pinnacle and the term loans dated April 26, 2016. The purpose of the Ninth Amendment was to (i) remove the current ratio financial covenant for the fiscal quarters ended January 31, 2020 and ending April 30, 2020 and (ii) remove the total liabilities to tangible net worth ratio for the fiscal quarters ended January 31, 2020 and ending April 30, 2020. OCC also reaffirmed it would reduce the aggregate outstanding balance under the Credit Agreement by $200,000 on or before April 15, 2020 by reducing the outstanding principal balances on the term loans. OCC also affirmed that it would continue to engage in good faith to negotiate a letter of intent or similar expression of interest to refinance the Revolver by March 31, 2020 and enter into a financing commitment letter, similar equity commitment or combination thereof relating to the financing by May 1, 2020 with a closing planned on or before June 30, 2020.

All other terms and conditions of the Credit Agreement, as amended, remain unaltered and in effect.

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

The terms of OCC’s credit facilities with Pinnacle require the Company to comply, on a quarterly basis, with two financial covenants including a current ratio and a total liabilities to tangible net worth ratio. Except as modified relative to the quarter ended January 31, 2020, the Company is required to maintain a current ratio of not less than 3.0 to 1.0, measured at the end of each quarter. The ratio is calculated by dividing current assets by current liabilities. The Company’s Revolver is scheduled to mature on June 30, 2020, and therefore the $5.7 million of outstanding borrowings on the Revolver has been classified as a current liability as of January 31, 2020. As of January 31, 2020, the Company had a current ratio of 2.1 to 1.0 and was, therefore, not in compliance with the current ratio covenant. Had the maturity date of the Revolver been greater than one year from January 31, 2020, the $5.7 million of outstanding borrowings on the Revolver would have been classified as note payable to bank – noncurrent, and the Company would have been in compliance with the current ratio.

The Company is required to have a total liabilities to tangible net worth ratio of not more than 0.95 to 1.0, measured at the end of each quarter. The ratio is calculated by dividing total liabilities, as defined in the loan agreement, by tangible net worth, as defined in the loan agreements. As of January 31, 2020, the Company had a total liabilities to tangible net worth ratio of 1.0 to 1.0 and was, therefore, not in compliance with the total liabilities to tangible net worth ratio covenant.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2020

(Unaudited)

As of January 31, 2020 and October 31, 2019, the Company had $5.7 million of outstanding borrowings on its Revolver and $850,000 in available credit.

(7)	Leases

The Company elected the optional transition method provided by the FASB in ASU 2018-11, Leases (Topic 842): Targeted Improvements, and as a result, has not restated its condensed consolidated financial statements for prior periods presented. The Company has elected the package of practical expedients upon transition which allowed the Company to retain the lease classification for any leases that existed prior to adoption, to not reassess whether any contracts entered into prior to adoption are leases, and to not reassess initial direct costs for any leases that existed prior to adoption.

The Company has an operating lease agreement for approximately 34,000 square feet of office, manufacturing and warehouse space in Plano, Texas (near Dallas). The initial lease term expired November 30, 2019, and was amended shortly thereafter to run through November 30, 2024.

The Company entered into an operating lease agreement in April 2015 for approximately 36,000 square feet of warehouse space in Roanoke, Virginia. The lease term was for twelve months and terminated on April 30, 2016. The Company exercised all four (4) one year options to renew the lease extending the lease term to April 30, 2020. On February 6, 2020, subsequent to its fiscal quarter end, the Company entered into a First Amendment to the lease agreement dated April 25, 2015 extending the term of the lease for an additional thirty-six months, extending its lease termination date until April 30, 2023.

The Company also leases certain office equipment under operating leases with initial 60 month terms.

The Company’s lease contracts may include options to extend or terminate the lease. The Company exercises judgment to determine the term of those leases when such options are present and include such options in the calculation of the lease term when it is reasonably certain that it will exercise those options.

The Company includes contract lease components in its determination of lease payments, while non-lease components of the contracts, such as taxes, insurance, and common area maintenance, are expensed as incurred. At commencement, right-of-use assets and lease liabilities are measured at the present value of future lease payments over the lease term. The Company uses its incremental borrowing rate based on information available at the time of lease commencement to measure the present value of future payments.

Operating lease expense is recognized on a straight-line basis over the lease term. Short term leases with an initial term of 12 months or less are expensed as incurred. The Company’s short term leases have month-to-month terms.

Operating lease right-of-use assets of $1,142,054 were included in other assets at January 31, 2020. Operating lease liabilities of $239,536 and $904,722, respectively, were included in accounts payable and accrued expenses and other noncurrent liabilities at January 31, 2020. Operating lease expense recognized during the three month period ended January 31, 2020 totaled $95,871.

The weighted average remaining lease term was 55.2 months and the weighted average discount rate was 5% as of January 31, 2020.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2020

(Unaudited)

The Company’s future payments due under operating leases reconciled to the lease liability are as follows:

Fiscal Year		Future Payments
2020	(1)	$224,438
2021		264,041
2022		261,109
2023		254,919
2024		260,223
Thereafter		21,734
Total undiscounted lease payments		1,286,464
Present value discount		(142,206)
Total undiscounted lease liability		$1,144,258

(1) Remaining nine months of fiscal year 2020.

For the three months ended January 31, 2020, cash paid for operating lease liabilities totaled $94,199 and right-of-use assets obtained in exchange for new operating lease liabilities totaled $1,088,719.

(8)	Fair Value Measurements

The carrying amounts reported in the condensed consolidated balance sheets as of January 31, 2020 and October 31, 2019 for cash, trade accounts receivable, income taxes refundable – current, other receivables, notes payable to bank - current and accounts payable and accrued expenses, including accrued compensation and payroll taxes, approximate fair value because of the short maturity of these instruments. The carrying values of the Company’s note payable to bank - noncurrent and long-term debt approximate fair value based on similar long-term debt issues available to the Company as of January 31, 2020 and October 31, 2019. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The following is a reconciliation of the numerators and denominators of the net loss per share computations for the periods presented:

	Three months ended
	January 31,
	2020	2019
Net loss (numerator)	$(2,591,888)	$(3,310,020)
Shares (denominator)	7,322,195	7,536,561
Basic and diluted net loss per share	$(0.35)	$(0.44)

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2020

(Unaudited)

Weighted average unvested shares for the three months ended January 31, 2020 and 2019 totaling 136,786 and 157,678, respectively, while issued and outstanding, were not included in the computation of basic and diluted net loss per share for the three months ended January 31, 2020 and 2019 (because to include such shares would have been antidilutive, or in other words, to do so would have reduced the net loss per share for those periods).

(10)	Segment Information and Business and Credit Concentrations

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is normally limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of January 31, 2020 have been adequately provided for in the condensed consolidated financial statements.

For the three months ended January 31, 2020, 14.8% of consolidated net sales were attributable to one customer. For the three months ended January 31, 2019, 13.4% and 16.6% of consolidated net sales were attributable to two customers.

The Company has a single reportable segment for purposes of segment reporting.

(11)	Revenue Recognition

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

The Company recognizes revenue at the point in time when products are shipped or delivered from its manufacturing facility to its customer, in accordance with the agreed upon shipping terms.  Since the Company typically invoices the customer at the same time that performance obligations are satisfied, no contract assets are recognized. The Company’s contract liability represents advance consideration received from customers prior to transfer of the product.  This liability was $114,218 as of January 31, 2020 and $19,850 as of October 31, 2019.

Sales to certain customers are made pursuant to agreements that provide price adjustments and limited return rights with respect to the Company’s products.  The Company maintains a reserve for estimated future price adjustment claims, rebates and returns as a refund liability. The Company’s refund liability was $84,399 as of January 31, 2020 and $273,512 as of October 31, 2019.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2020

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

Disaggregation of Revenue

The following table presents net sales attributable to the United States and all other countries in total for the three months ended January 31, 2020 and 2019:

	Three months ended
	January 31,
	2020	2019
United States	$10,488,348	$13,574,401
Outside the United States	2,399,048	3,176,267
Total net sales	$12,887,396	$16,750,668

(12)     Contingencies

From time to time, the Company is involved in various claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

(13) New Accounting Standards Not Yet Adopted

In December 2019, the FASB issued Accounting Standards Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2019-12 on its results of operations, financial position and liquidity and its related financial statement disclosures.

There are no other new accounting standards issued, but not yet adopted by the Company, which are expected to materially impact the Company’s financial position, operating results or financial statement disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to known and unknown variables, uncertainties, contingencies and risks that may cause actual events or results to differ materially from our expectations. Such known and unknown variables, uncertainties, contingencies and risks (collectively, “factors”) may also adversely affect Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”), the Company’s future results of operations and future financial condition, and/or the future equity value of the Company. Factors that could cause or contribute to such differences from our expectations or that could adversely affect the Company include, but are not limited to: the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate and/or government spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber, copper, gold and other precious metals, plastics and other materials); fluctuations in transportation costs; our dependence on customized equipment for the manufacture of certain of our products in certain production facilities; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing in one or more of the markets in which we participate, including the impact of increased competition; our dependence on a limited number of suppliers for certain product components; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in any litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in any regulatory reviews and audits and potential regulatory reviews and audits; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences for competing technologies relative to our product offering; economic conditions that affect the telecommunications sector, the data communications sector, certain technology sectors and/or certain industry market sectors (for example, mining, oil & gas, military, and wireless carrier industry market sectors); economic conditions that affect U.S.-based manufacturers; economic conditions or changes in relative currency strengths (for example, the strengthening of the U.S. dollar relative to certain foreign currencies) and import and/or export tariffs imposed by the U.S. and other countries that affect certain geographic markets, industry market sector, and/or the economy as a whole; changes in demand for our products from certain competitors for which we provide private label connectivity products; changes in the mix of products sold during any given period (due to, among other things, seasonality or varying strength or weaknesses in particular markets in which we participate) which may impact gross profits and gross profit margins or net sales; variations in orders and production volumes of hybrid cables (fiber and copper) with high copper content, which tend to have lower gross profit margins; significant variations in sales resulting from high volatility, timing of large sales orders, and high sales concentration among a limited number of customers in certain markets, particularly the wireless carrier market; terrorist attacks or acts of war, and any current or potential future military conflicts; changes in the level of military spending or other spending by the United States government, including, but not limited to reductions in government spending due to automatic budget cuts or sequestration; ability to recruit and retain key personnel; poor labor relations; the impact of cybersecurity risks and incidents and the related actual or potential costs and consequences of such risks and incidents, including costs to limit such risks; the impact of data privacy laws and the General Data Protection Regulation and the related actual or potential costs and consequences; the impact of changes in accounting policies and related costs of compliance, including changes by the Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board (“PCAOB”), the Financial Accounting Standards Board (“FASB”), and/or the International Accounting Standards Board (“IASB”); our ability to continue to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; the impact of changes and potential changes in federal laws and regulations adversely affecting our business and/or which result in increases in our direct and indirect costs, including our direct and indirect costs of compliance with such laws and regulations; rising healthcare costs; the impact of the Patient Protection and Affordable Care Act of 2010, the Health Care and Education Reconciliation Act of 2010, and any revisions to those acts that apply to us and the related legislation and regulation associated with those acts, which directly or indirectly result in increases to our costs; the impact of changes in state or federal tax laws and regulations increasing our costs and/or impacting the net return to investors owning our shares; any changes in the status of our compliance with financial debt covenants with our lender; our continued ability to maintain and/or secure future debt financing and/or equity financing to adequately finance our ongoing operations; the impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, making investments in or with, and/or acquiring parties that compete with and/or have conflicts with our customers; voluntary or involuntary delisting of the Company’s common stock from any exchange on which it is traded; the deregistration by the Company from SEC reporting requirements as a result of the small number of holders of the Company’s common stock; adverse reactions by customers, vendors or other service providers to unsolicited proposals regarding the ownership or management of the Company; the additional costs of considering, responding to and possibly defending our position on unsolicited proposals regarding the ownership or management of the Company; impact of weather, natural disasters or epidemic or pandemic diseases (such as disease cause by Covid-19) in the areas of the world in which we operate, market our products and/or acquire raw materials; an increase in the number of shares of the Company’s common stock issued and outstanding; economic downturns generally and/or in one or more of the markets in which we operate; changes in market demand, exchange rates, productivity, market dynamics, market confidence, macroeconomic and/or other economic conditions in the areas of the world in which we operate and market our products; and our success in managing the risks involved in the foregoing.

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

Overview of Optical Cable Corporation

Optical Cable Corporation (or OCC®) is a leading manufacturer of a broad range of fiber optic and copper data communication cabling and connectivity solutions primarily for the enterprise market and various harsh environment and specialty markets (collectively, the non-carrier markets), and also the wireless carrier market, offering integrated suites of high quality products which operate as a system solution or seamlessly integrate with other providers’ offerings. Our product offerings include designs for uses ranging from enterprise network, data center, residential, campus and Passive Optical LAN (“POL”) installations to customized products for specialty applications and harsh environments, including military, industrial, mining, petrochemical and broadcast applications, and for the wireless carrier market. Our products include fiber optic and copper cabling, hybrid cabling (which includes fiber optic and copper elements in a single cable), fiber optic and copper connectors, specialty fiber optic, copper and hybrid connectors, fiber optic and copper patch cords, pre-terminated fiber optic and copper cable assemblies, racks, cabinets, datacom enclosures, patch panels, face plates, multimedia boxes, fiber optic reels and accessories and other cable and connectivity management accessories, and are designed to meet the most demanding needs of end-users, delivering a high degree of reliability and outstanding performance characteristics.

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

Optical Cable Corporation™, OCC®, Procyon®, Superior Modular Products™, SMP Data Communications™, Applied Optical Systems™, Centric Solutions™ and associated logos are trademarks of Optical Cable Corporation.

Summary of Company Performance for First Quarter of Fiscal Year 2020

●

Consolidated net sales for the first quarter of fiscal year 2020 were $12.9 million, compared to consolidated net sales of $16.8 million for the same period last year, in part due to $2.3 million fewer orders from one domestic customer and slower sales than our typical seasonality.

●

Gross profit was $2.4 million in the first quarter of fiscal year 2020, a decrease of 32.5% compared to $3.6 million for the first quarter of fiscal year 2019.  Gross profit results were substantially impacted by fixed production costs being spread over lower total sales, offsetting achieved cost reductions and efficiency improvements.

●	Gross profit margin (gross profit as a percentage of net sales) was 18.7% during the first quarter of fiscal year 2020, compared to 21.3% for the first quarter of fiscal year 2019.

●	SG&A expenses decreased 28.8% to $4.8 million during the first quarter of fiscal year 2020, compared to SG&A expenses of $6.8 million during the first quarter of fiscal year 2019.

●	Net loss was $2.6 million, or $0.35 per share, during the first quarter of fiscal year 2020, compared to net loss of $3.3 million, or $0.44 per share, for the comparable period last year.

●

During the first quarter of fiscal year 2020, OCC achieved net cash provided by operating activities of $544,000, while reducing accounts payable and accrued expenses, including accrued compensation and payroll taxes, by $1.5 million, ending the first quarter with a current ratio of 2.1 to 1.0.

Results of Operations

We sell our products internationally and domestically to our customers which include major distributors, various regional and smaller distributors, original equipment manufacturers and value-added resellers. All of our sales to customers outside of the United States are denominated in U.S. dollars. We can experience fluctuations in the percentage of net sales to customers outside of the United States and in the United States from period to period based on the timing of large orders, coupled with the impact of increases and decreases in sales to customers in various regions of the world. Sales outside of the U.S. can also be impacted by fluctuations in the exchange rate of the U.S. dollar compared to other currencies.

Net sales consist of gross sales of products by the Company and its subsidiaries on a consolidated basis less discounts, refunds and returns. Revenue is recognized at the time product is transferred to the customer (including distributors) at an amount that reflects the consideration expected to be received in exchange for the product. Our customers generally do not have the right of return unless a product is defective or damaged and is within the parameters of the product warranty in effect for the sale.

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

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended
	January 31,		Percent
	2020	2019	Change
Net sales	$12,887,000	$16,751,000	(23.1)%
Gross profit	2,404,000	3,563,000	(32.5)%
SG&A expenses	4,824,000	6,774,000	(28.8)%
Net loss	(2,592,000)	(3,310,000)	(21.7)%

Three Months Ended January 31, 2020 and 2019

Net Sales

Consolidated net sales for the first quarter of fiscal year 2020 were $12.9 million, a decrease of 23.1%, compared to net sales of $16.8 million for the same period last year. We experienced a decrease in net sales in our enterprise and wireless carrier markets in the first quarter of fiscal year 2020 compared to the same period last year, partially offset by increases in other specialty markets. The decrease in net sales when comparing the two periods is primarily due to the recognition of net sales totaling, in the aggregate, approximately $2.8 million as the result of a number of large orders from one domestic customer in the first quarter of fiscal year 2019 that did not recur at the same levels in the first quarter of fiscal year 2020. Net sales to this one customer totaled, in the aggregate, $498,000 in the first quarter of fiscal year 2020, a decrease of $2.3 million compared to the first quarter of fiscal year 2019. Historically, net sales to this customer have been volatile from quarter to quarter and from year to year.

Net sales to customers in the United States decreased $3.1 million, or 22.7%, in the first quarter of fiscal year 2020, compared to the same period last year, primarily due to the $2.3 million decrease in net sales to the one domestic customer in the first quarter of fiscal year 2020 compared to the same period last year.  Net sales to customers outside of the United States decreased 24.5% compared to the same period last year.

Gross Profit

Our gross profit was $2.4 million in the first quarter of fiscal year 2020, a decrease of 32.5% compared to gross profit of $3.6 million in the first quarter of fiscal year 2019. Gross profit margin, or gross profit as a percentage of net sales, was 18.7% in the first quarter of fiscal year 2020 compared to 21.3% in the first quarter of fiscal year 2019.

Our gross profit margins tend to be higher when we achieve higher net sales levels, as certain fixed manufacturing costs are spread over higher sales. This operating leverage, which is beneficial at higher sales levels, was the primary factor putting downward pressure on our gross profit margin during the first quarter of fiscal year 2020, as fixed costs were spread over lower sales.

During fiscal year 2019, we took actions to reduce employee related costs in cost of goods sold anticipated to create savings during fiscal year 2020. We believe many benefits of these actions were attained during the first quarter of fiscal year 2020, and expect the benefits will be more fully realized as sales increase during the remainder of the fiscal year.

Selling, General, and Administrative Expenses

SG&A expenses decreased 28.8% to $4.8 million during the first quarter of fiscal year 2020, compared to $6.8 million for the same period last year. SG&A expenses as a percentage of net sales were 37.4% in the first quarter of fiscal year 2020, compared to 40.4% in the first quarter of fiscal year 2019.

The decrease in SG&A expenses during the first quarter of fiscal year 2020 compared to the same period last year was primarily the result of decreases in employee related costs totaling $1.4 million and $507,000 in net reductions in other SG&A expenses.  The decrease in employee related costs was due primarily to decreases in share-based compensation expense, including the related payroll tax expense, as a result of previously granted long-term, performance-based equity grants that vested on January 31, 2019.  Vesting of performance-based equity grants did not recur in the first quarter of fiscal year 2020 due to the fiscal year 2019 financial results. Also contributing to the deceases in employee related costs were decreases in commissions due to decreases in commissionable sales when comparing the first quarter of fiscal year 2020 to the same period last year.

Royalty Income (Expense), Net

We recognized royalty expense, net of royalty income, totaling $18,000 during the first quarter of fiscal year 2020 compared to less than $1,000 during the first quarter of fiscal year 2019.

Amortization of Intangible Assets

We recognized $10,000 of amortization expense, associated with intangible assets, during the first quarter of fiscal year 2020, compared to $9,000 during the first quarter of fiscal year 2019.

Other Expense, Net

We recognized other expense, net in the first quarter of fiscal year 2020 of $139,000 compared to $117,000 in the first quarter of fiscal year 2019. Other expense, net is comprised primarily of interest expense together with other miscellaneous items.

Loss Before Income Taxes

We reported a loss before income taxes of $2.6 million for the first quarter of fiscal year 2020, compared to $3.3 million for the first quarter of fiscal year 2019. The decrease was primarily due to the decrease in SG&A expenses of $1.9 million, partially offset by the decrease in gross profit of $1.2 million, compared to the same period in 2019.

Income Tax Expense (Benefit)

Income tax expense totaled $5,000 in the first quarter of fiscal year 2020, compared to income tax benefit of $27,000 for the same period in fiscal year 2019. Our effective tax rate was less than negative one percent for the first quarter of fiscal years 2020 and less than one percent for the first quarter of fiscal year 2019.

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

Net Loss

Net loss for the first quarter of fiscal year 2020 was $2.6 million compared to $3.3 million for the first quarter of fiscal year 2019. This decrease was due primarily to the decrease in loss before income taxes of $751,000.

Financial Condition

Total assets decreased $3.4 million, or 8.6%, to $36.7 million at January 31, 2020, from $40.1 million at October 31, 2019. This decrease was primarily due to a $3.5 million decrease in trade accounts receivable, net, and a $915,000 decrease in inventories, partially offset by an increase in other assets resulting from the addition of right-to-use assets of $1.1 million related to the adoption of ASC 842. The decrease in trade accounts receivable, net largely resulted from the decrease in net sales in the first quarter of fiscal year 2020 when compared to the fourth quarter of fiscal year 2019. Inventories decreased largely as the result of the timing of certain raw material purchases as well as lower replenishment rates due to lower sales and the timing of sales of stock inventory.

Total liabilities decreased $884,000, or 4.7%, to $18.0 million at January 31, 2020, from $18.9 million at October 31, 2019. The decrease in total liabilities was primarily due to a decrease in accounts payable and accrued expenses, including accrued compensation and payroll taxes, totaling $1.5 million, primarily resulting from the timing of raw material purchases and certain vendor payments, partially offset by an increase in other liabilities resulting from the addition of an operating lease liability of $1.1 million related to the adoption of ASC 842.

Total shareholders’ equity at January 31, 2020 decreased $2.6 million in the first quarter of fiscal year 2020. The decrease resulted from a net loss of $2.6 million.

Liquidity and Capital Resources

Our primary capital needs have been to fund working capital requirements and to make principal payments on long-term debt and our note payable to bank. Our primary source of capital for these purposes has been existing cash and cash provided by operations.

Our cash totaled $694,000 as of January 31, 2020, an increase of $157,000, compared to $537,000 as of October 31, 2019. The increase in cash for the three months ended January 31, 2020 primarily resulted from net cash provided by operating activities of $544,000, partially offset by capital expenditures totaling $47,000 and cash used in financing activities of $319,000.

On January 31, 2020, we had working capital of $13.2 million compared to $15.8 million on October 31, 2019. The ratio of current assets to current liabilities as of January 31, 2020 was 2.1 to 1.0 compared to 2.2 to 1.0 as of October 31, 2019. The decrease in working capital and in the current ratio was primarily due to the $3.5 million decrease in trade accounts receivable, net and the $915,000 decrease in inventories, partially offset by the $1.5 million decrease in accounts payable and accrued expenses, including accrued compensation and payroll taxes.

As of January 31, 2020 and October 31, 2019, we had outstanding loan balances under our revolving credit facility totaling $5.7 million. As of January 31, 2020 and October 31, 2019, we had outstanding loan balances, excluding our revolving credit facility, totaling $5.6 million and $5.9 million, respectively.

Net Cash

Net cash provided by operating activities was $544,000 in the first quarter of fiscal year 2020, compared to net cash used in operating activities of $1.2 million in the first quarter of fiscal year 2019. Net cash provided by operating activities during the first quarter of fiscal year 2020 primarily resulted from certain adjustments to reconcile a net loss of $2.6 million to net cash provided by operating activities including depreciation and amortization of $393,000. Additionally, the cash flow impact of decreases in trade accounts receivable, net totaling $3.6 million and the decrease in inventories totaling $915,000 further contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by the cash flow impact of decreases in accounts payable and accrued expenses, including accrued compensation and payroll taxes totaling $1.7 million.

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

Net cash used in investing activities totaled $68,000 in the first quarter of fiscal year 2020, compared to $344,000 in the first quarter of fiscal year 2019. Net cash used in investing activities during the first quarter of fiscal years 2020 and 2019 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment.

Net cash used in financing activities totaled $319,000 in the first quarter of fiscal year 2020, compared to net cash provided by financing activities of $1.7 million in the first quarter of fiscal year 2019. Net cash used in financing activities in the first quarter of fiscal year 2020 resulted from principal payments on long-term debt. Net cash provided by financing activities in the first quarter of fiscal year 2019 resulted primarily from proceeds from a note payable to our bank under our line of credit, net of repayments, totaling $1.8 million, partially offset by principal payments on long-term debt totaling $63,000.

We have a plan (the “Repurchase Plan”), approved by our Board of Directors on July 14, 2015, to purchase and retire up to 400,000 shares of our common stock, or approximately 6.0% of the shares then outstanding. When the Repurchase Plan was approved, we had anticipated that the purchases would be made over a 24- to 36-month period, but there was no definite time period for repurchase or plan expiration. As of January 31, 2020 we had 398,400 shares remaining to purchase under this Repurchase Plan, and we have made no specific determination whether and over what period these shares may or may not be purchased. At this time, we have no plans to repurchase and retire any additional shares under the Repurchase Plan; however, this is subject to change at any time.

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

Our Revolver with Pinnacle provides the Company with a $6.5 million revolving line of credit for our working capital needs. Under the Revolver, Pinnacle provides us with one or more revolving loans in a collective maximum principal amount of $6.5 million. We may borrow, repay, and reborrow at any time or from time to time while the Revolver is in effect. Through January 22, 2020, the Revolver had an interest rate on advances of prime lending rate plus 0.25%.

On January 22, 2020, OCC entered into an Eighth Loan Modification Agreement with Pinnacle to modify the Credit Agreement dated April 26, 2016 entered into between the Company and Pinnacle and the term loans dated April 26, 2016. The purpose of the Eighth Loan Modification Agreement was to (i) reduce the aggregate outstanding balance under the Credit Agreement by $200,000 on or before April 15, 2020 by reducing the outstanding principal balances on the term loans; (ii) provide that all outstanding and future advances under the Revolver accrue interest at an interest rate of prime lending rate plus 0.50%, effective January 22, 2020, (iii) remove the current ratio financial covenant for the fiscal quarter ended October 31, 2019, (iv) remove the fixed charge coverage ratio for the fiscal year ended October 31, 2019, and (v) provide that OCC engage in good faith to negotiate a letter of intent or similar expression of interest to refinance the Revolver by March 31, 2020 and enter into a financing commitment letter, similar equity commitment or combination thereof relating to the financing by May 1, 2020 with closing planned on or before June 30, 2020.

As of January 31, 2020, the Revolver accrued interest of prime lending rate plus 0.50% (resulting in a 5.25% rate at January 31, 2020). The Revolver is payable in monthly payments of interest only with principal and any outstanding interest due and payable at maturity.

On March 10, 2020, OCC entered into a Ninth Loan Modification Agreement (the “Ninth Amendment”) with Pinnacle to modify the Credit Agreement dated April 26, 2016 entered into between the Company and Pinnacle and the term loans dated April 26, 2016. The purpose of the Ninth Amendment was to (i) remove the current ratio financial covenant for the fiscal quarters ended January 31, 2020 and ending April 30, 2020 and (ii) remove the total liabilities to tangible net worth ratio for the fiscal quarters ended January 31, 2020 and ending April 30, 2020. OCC also reaffirmed it would reduce the aggregate outstanding balance under the Credit Agreement by $200,000 on or before April 15, 2020 by reducing the outstanding principal balances on the term loans. OCC also affirmed that it would continue to engage in good faith to negotiate a letter of intent or similar expression of interest to refinance the Revolver by March 31, 2020 and enter into a financing commitment letter, similar equity commitment or combination thereof relating to the financing by May 1, 2020 with a closing planned on or before June 30, 2020.

All other terms and conditions of the Credit Agreement, as amended, remain unaltered and in effect.

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

The terms of our credit facilities with Pinnacle require us to comply, on a quarterly basis, with two financial covenants including a current ratio and a total liabilities to tangible net worth ratio. Except as modified relative to the quarter ended January 31, 2020, we are required to have a current ratio of not less than 3.0 to 1.0, measured at the end of each quarter. The ratio is calculated by dividing current assets by current liabilities. Our Revolver is scheduled to mature on June 30, 2020, and therefore the $5.7 million of outstanding borrowings on the Revolver has been classified as a current liability as of January 31, 2020. As of January 31, 2020, we had a current ratio of 2.1 to 1.0 and, therefore, we were not in compliance with the current ratio covenant. Had the maturity date of the Revolver been greater than one year from January 31, 2020, the $5.7 million of outstanding borrowings on the Revolver would have been classified as note payable to bank – noncurrent and we would have been in compliance with the current ratio covenant.

We are required to have a total liabilities to tangible net worth ratio of not more than 0.95 to 1.0, measured at the end of each quarter. The ratio is calculated by dividing total liabilities, as defined in the loan agreements, by tangible net worth, as defined in the loan agreements. As of January 31, 2020, we had a total liabilities to tangible net worth ratio of 1.0 to 1.0 and, therefore, we were not in compliance with the total liabilities to tangible net worth ratio covenant.

As of January 31, 2020, we had $5.7 million of outstanding borrowings on our Revolver and $850,000 in available credit.

The Revolver is set to expire on June 30, 2020. We are in the process of seeking alternative financing sources for our Revolver and, at this time, we believe we will be able to secure alternative financing for our Revolver on or before June 30, 2020.

Capital Expenditures

We did not have any material commitments for capital expenditures as of January 31, 2020. During our 2020 fiscal year budgeting process, we included an estimate for capital expenditures of $1.5 million for the year. We anticipate these expenditures, to the extent made, will be funded out of our working capital or borrowings, including under our credit facility. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Historically, we have spent less than our budgeted capital expenditures in most fiscal years.

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

Although the Company and Pinnacle Bank have previously amended our credit facilities to provide for alternative financial covenants for certain periods, absent such amendment, the terms of our credit facilities with Pinnacle require us to comply with financial covenants, including (i) a minimum current ratio of 3.0 to 1.0, measured quarterly, (ii) a total liabilities to tangible net worth ratio of no more than 0.95 to 1.0, measured quarterly, and (iii) a fixed charge coverage ratio of not less than 1.25 to 1.0, measured annually at the end of our fiscal year.

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

Seasonality

We typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year. We believe this historical seasonality pattern is generally indicative of an overall trend and reflective of the buying patterns and budgetary considerations of our customers. However, this pattern may be substantially altered during any quarter or year, as was the case in fiscal years 2019 and 2018, by the quarterly and annual volatility of orders received for the wireless carrier market, the timing of larger projects, timing of order from larger customers, other economic factors impacting our industry or impacting the industries of our customers and end-users, and macroeconomic conditions. While we believe seasonality may be a factor that impacts our quarterly net sales results─particularly when excluding the volatility of sales in the wireless carrier market, we are not able to reliably predict net sales based on seasonality because these other factors can also substantially impact our net sales patterns during the year. Our trend for the last three fiscal years has been that an average of approximately 50%, 51% and 48% of our total net sales occurred during the first half of fiscal years 2019, 2018 and 2017, respectively, and an average of approximately 50%, 49% and 52% of our total net sales occurred during the second half of fiscal years 2019, 2018 and 2017, respectively.

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

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2019 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2019 Form 10-K did not change during the period from November 1, 2019 through January 31, 2020 other than to reflect changes required by the adoption of ASC 842 related to leases and ASU 2018-07 related to stock compensation.

New Accounting Standards

In December 2019, the FASB issued Accounting Standards Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2019-12 on our results of operations, financial position and liquidity and our related financial statement disclosures.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2020. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2020, and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATIOn

Item 5. Other Information

Eighth Loan Modification Agreement. On January 22, 2020, Optical Cable Corporation (the “Company” or “OCC”) and Pinnacle Bank, a Tennessee banking corporation, as successor in interest by name change and by merger with the Bank of North Carolina (the “Lender” or “Pinnacle Bank”) entered into an Eighth Loan Modification Agreement to modify the Credit Agreement dated April 26, 2016 (as amended and modified by Loan Modification Agreement dated December 21, 2016, and by Second Loan Modification Agreement dated February 28, 2017, and by Third Loan Modification Agreement dated April 27, 2017, and by Fourth Loan Modification Agreement dated April 10, 2018, and by Fifth Loan Modification Agreement dated October 15, 2018, and by Sixth Loan Modification Agreement dated April 30, 2019 and by Seventh Loan Modification Agreement dated September 11, 2019 (collectively, the “Credit Agreement”).

The purpose of the Eighth Loan Modification Agreement was to (i) reduce the aggregate outstanding balance under the Credit Agreement by $200,000 on or before April 15, 2020 by reducing the outstanding principal balances on the term loans; (ii) provide that all outstanding and future advances under the Revolver accrue interest at an interest rate of prime lending rate plus 0.50%, effective January 22, 2020, (iii) remove the current ratio financial covenant for the fiscal quarter ended October 31, 2019, (iv) remove the fixed charge coverage ratio for the fiscal year ended October 31, 2019, and (v) provide that the Company engage in good faith to negotiate a letter of intent or similar expression of interest to refinance the Revolver by March 31, 2020 and enter into a financing commitment letter, similar equity commitment or combination thereof relating to the financing by May 1, 2020 with closing planned on or before June 30, 2020.

Ninth Loan Modification Agreement. On March 10, 2020, subsequent to its fiscal quarter end, the Company and Pinnacle Bank entered into a Ninth Loan Modification Agreement (the “Ninth Amendment”) to modify the Credit Agreement. The purpose of the Ninth Amendment was to (i) remove the current ratio financial covenant for the fiscal quarters ended January 31, 2020 and ending April 30, 2020 and (ii) remove the total liabilities to tangible net worth ratio for the fiscal quarters ended January 31, 2020 and ending April 30, 2020. OCC also reaffirmed it would reduce the aggregate outstanding balance under the Credit Agreement by $200,000 on or before April 15, 2020 by reducing the outstanding principal balances on the term loans. OCC also affirmed that it would continue to engage in good faith to negotiate a letter of intent or similar expression of interest to refinance the Revolver by March 31, 2020 and enter into a financing commitment letter, similar equity commitment or combination thereof relating to the financing by May 1, 2020 with a closing planned on or before June 30, 2020.

The Loan remains generally secured by the land and buildings at the Company’s headquarters and manufacturing facilities located in Roanoke, Virginia and its manufacturing and office facilities located near Asheville, North Carolina and the Company’s personal property and assets.

All other terms and conditions of the Credit Agreement, as amended, remain unaltered and in effect.

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

4.22

Seventh Loan Modification Agreement dated September 11, 2019 by and between Optical Cable Corporation and Pinnacle Bank (successor by merger with Bank of North Carolina) (incorporated herein by reference to Exhibit 4.22 to the Company’s Quarterly Report on Form 10-Q dated September 16, 2019).

4.23

Eighth Loan Modification Agreement dated January 22, 2020 by and between Optical Cable Corporation and Pinnacle Bank (successor by merger with Bank of North Carolina) (incorporated herein by reference to Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2019 filed January 27, 2020).

4.24	Ninth Loan Modification Agreement dated March 10, 2020 by and between Optical Cable Corporation and Pinnacle Bank (successor to merger with Bank of North Carolina). FILED HEREWITH.

PART II.  OTHER INFORMATION

10.1*	Optical Cable Corporation 2011 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2011).

10.2*	Optical Cable Corporation Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 27, 2013).

10.3*	Optical Cable Corporation Second Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed March 4, 2015).

10.4*	Optical Cable Corporation 2017 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed March 13, 2017).

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at January 31, 2020 and October 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three months ended January 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended January 31, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2020 and 2019, and (v) Condensed Notes to Condensed Consolidated Financial Statements. FILED HEREWITH.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: March 16, 2020	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: March 16, 2020	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial
Officer