Form 10-Q
period 2020-04-30
OPTICAL CABLE CORP
filed 2020-06-12
CIK 1000230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

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

As of June 5, 2020, 7,539,952 shares of the registrant’s Common Stock, no par value, were outstanding.

optical cable corporation

Form 10-Q Index

Six Months Ended April 30, 2020

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

OPTICAL CABLE CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	April 30,	October 31,
	2020	2019
Assets
Current assets:
Cash	$4,294,809	$537,330
Trade accounts receivable, net of allowance for doubtful accounts of $551,622 at April 30, 2020 and $99,562 at October 31, 2019	7,756,215	10,347,597
Income taxes refundable - current	50,007	25,004
Other receivables	73,116	69,727
Inventories	17,037,152	18,095,627
Prepaid expenses and other assets	231,458	304,713
Total current assets	29,442,757	29,379,998
Property and equipment, net	9,343,134	10,010,223
Income taxes refundable - noncurrent	—	25,003
Intangible assets, net	661,923	659,280
Other assets, net	1,523,080	32,430
Total assets	$40,970,894	$40,106,934
Liabilities and Shareholders’ Equity
Current liabilities:
Note payable, SBA PPP loan - current	$1,636,341	$—
Current installments of long-term debt	305,630	738,955
Note payable to bank, revolver - current	6,000,000	5,650,000
Accounts payable and accrued expenses	4,963,670	5,459,352
Accrued compensation and payroll taxes	1,400,306	1,763,338
Income taxes payable	21,332	15,382
Total current liabilities	14,327,279	13,627,027
Note payable, SBA PPP loan - noncurrent	3,345,059	—
Long-term debt, excluding current installments	5,010,791	5,169,668
Other noncurrent liabilities	1,268,901	71,339
Total liabilities	23,952,030	18,868,034
Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 7,456,072 shares at April 30, 2020 and 7,458,981 shares at October 31, 2019	13,920,921	13,853,334
Retained earnings	3,097,943	7,385,566
Total shareholders’ equity	17,018,864	21,238,900
Commitments and contingencies
Total liabilities and shareholders’ equity	$40,970,894	$40,106,934

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2020	2019	2020	2019
Net sales	$14,863,428	$18,957,175	$27,750,824	$35,707,843
Cost of goods sold	10,866,678	13,648,041	21,349,934	26,836,150
Gross profit	3,996,750	5,309,134	6,400,890	8,871,693
Selling, general and administrative expenses	5,549,501	5,776,814	10,373,625	12,550,459
Royalty (income) expense, net	(2,527)	(1,706)	15,031	(1,488)
Amortization of intangible assets	10,176	9,482	20,167	18,897
Loss from operations	(1,560,400)	(475,456)	(4,007,933)	(3,696,175)
Other expense, net:
Interest expense	(124,786)	(129,291)	(261,473)	(246,171)
Other, net	1,056	(7,438)	(1,579)	(7,280)
Other expense, net	(123,730)	(136,729)	(263,052)	(253,451)
Loss before income taxes	(1,684,130)	(612,185)	(4,270,985)	(3,949,626)
Income tax expense (benefit)	5,051	5,240	10,084	(22,181)
Net loss	$(1,689,181)	$(617,425)	$(4,281,069)	$(3,927,445)
Net loss per share: Basic and diluted	$(0.23)	$(0.08)	$(0.58)	$(0.53)

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Six Months Ended April 30, 2020
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2019	7,458,981	$13,853,334	$7,385,566	$21,238,900
Adoption of accounting standard ASU 2018-07	—	6,554	(6,554)	—
Share-based compensation, net	(2,909)	34,356	—	34,356
Net loss	—	—	(2,591,888)	(2,591,888)
Balances at January 31, 2020	7,456,072	$13,894,244	$4,787,124	$18,681,368

Share-based compensation, net	—	26,677	—	26,677
Net loss	—	—	(1,689,181)	(1,689,181)
Balances at April 30, 2020	7,456,072	$13,920,921	$3,097,943	$17,018,864

	Six Months Ended April 30, 2019
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2018	7,694,387	$13,816,140	$12,994,697	$26,810,837
Adoption of accounting standard ASC 606	—	—	61,763	61,763
Share-based compensation, net	(257,222)	(66,327)	—	(66,327)
Repurchase and retirement of common stock (at cost)	(258)	—	(1,257)	(1,257)
Net loss	—	—	(3,310,020)	(3,310,020)
Balances at January 31, 2019	7,436,907	$13,749,813	$9,745,183	$23,494,996

Share-based compensation, net	23,628	27,169	—	27,169
Net loss	—	—	(617,425)	(617,425)
Balances at April 30, 2019	7,460,535	$13,776,982	$9,127,758	$22,904,740

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	April 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,281,069)	$(3,927,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	775,343	874,272
Bad debt expense	452,060	42,693
Share-based compensation expense	61,033	898,704
Loss on sale of property and equipment	4,377	1,435
(Increase) decrease in:
Trade accounts receivable	2,139,322	1,072,995
Other receivables	(3,389)	12,002
Inventories	1,058,475	(2,768,468)
Prepaid expenses and other assets	67,120	128,688
Increase (decrease) in:
Accounts payable and accrued expenses	(820,842)	5,060,548
Accrued compensation and payroll taxes	(363,032)	(1,817,695)
Income taxes payable	5,950	2,938
Other noncurrent liabilities	88,418	(31,777)
Net cash used in operating activities	(816,234)	(451,110)
Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(81,494)	(448,569)
Investment in intangible assets	(22,810)	(48,438)
Net cash used in investing activities	(104,304)	(497,007)
Cash flows from financing activities:
Payroll taxes withheld and remitted on share-based payments	—	(937,862)
Proceeds from note payable to bank, SBA PPP loan	4,981,400	—
Proceeds from note payable to bank, revolver	350,000	2,350,000
Principal payments on long-term debt	(592,202)	(329,510)
Payments for financing costs	(61,181)	—
Repurchase of common stock	—	(1,257)
Net cash provided by financing activities	4,678,017	1,081,371
Net increase in cash	3,757,479	133,254
Cash at beginning of period	537,330	177,413
Cash at end of period	$4,294,809	$310,667

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2020

(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2020 are not necessarily indicative of the results for the fiscal year ending October 31, 2020 because the following items, among other things, may impact those results: impact of pandemic diseases (such as disease caused by COVID-19) in the areas of the world in which we operate, changes in market conditions, seasonality, changes in technology, competitive conditions, timing of certain projects and purchases by key customers, significant variations in sales resulting from high volatility and timing of large sales orders among a limited number of customers in certain markets, ability of management to execute its business plans, continued ability to maintain and/or secure future debt and/or equity financing to adequately finance ongoing operations; as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2019 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2019.

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

Six Months Ended April 30, 2020

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

(2)	Stock Incentive Plans and Other Share-Based Compensation

As of April 30, 2020, there were approximately 443,000 remaining shares available for grant under the Optical Cable Corporation 2017 Stock Incentive Plan (“2017 Plan”).

Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations for the three months and six months ended April 30, 2020 was $26,677 and $61,033, respectively, and for the three months and six months ended April 30, 2019 was $36,450 and $898,704, respectively. Share-based compensation expense is entirely related to expense recognized in connection with the vesting of restricted stock awards or other stock awards.

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

There was no restricted stock award activity during the six months ended April 30, 2020. Employees and non-employee Directors have the option to surrender shares to pay for withholding tax obligations resulting from any vesting restricted shares, or to pay cash to the Company or taxing authorities in the amount of the withholding taxes owed on the value of any vesting restricted shares in order to avoid surrendering shares.

On May 14, 2020, subsequent to the Company’s fiscal quarter end, the Company granted restricted stock awards totaling 58,880 shares to non-employee Directors under the 2017 Plan. The shares are subject to a one-year vesting period and are part of the non-employee Directors’ annual compensation for service on the Board of Directors. Also on May 14, 2020, the Company granted a stock award in the amount of 25,000 shares to a consultant under the 2017 Plan. The shares vest annually in equal amounts over five years beginning January 31, 2022.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2020

(Unaudited)

As of April 30, 2020, the estimated amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will recognize over a 1.8 year weighted-average period is approximately $276,000.

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the six months ended April 30, 2020 and 2019 follows:

	Six Months Ended
	April 30,
	2020	2019
Balance at beginning of period	$99,562	$64,242
Bad debt expense	452,060	42,693
Losses charged to allowance	—	(24,811)
Balance at end of period	$551,622	$82,124

(4)	Inventories

Inventories as of April 30, 2020 and October 31, 2019 consist of the following:

	April 30,	October 31,
	2020	2019
Finished goods	$5,109,148	$5,845,973
Work in process	3,794,390	3,321,216
Raw materials	7,862,534	8,632,230
Production supplies	271,080	296,208
Total	$17,037,152	$18,095,627

(5)	Product Warranties

As of April 30, 2020 and October 31, 2019, the Company’s accrual for estimated product warranty claims totaled $85,000 and $120,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense for the three months and six months ended April 30, 2020 totaled $48,646 and $11,389, respectively. Warranty claims expense for the three months and six months ended April 30, 2019 totaled $48,716 and $156,554, respectively.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2020

(Unaudited)

The following table summarizes the changes in the Company’s accrual for product warranties during the six months ended April 30, 2020 and 2019:

	Six Months Ended
	April 30,
	2020	2019
Balance at beginning of period	$120,000	$180,000
Liabilities accrued for warranties issued during the period	92,769	153,981
Warranty claims and costs paid during the period	(46,389)	(176,554)
Changes in liability for pre-existing warranties during the period	(81,380)	2,573
Balance at end of period	$85,000	$160,000

(6)	Long-term Debt and Notes Payable to Bank

The Company has credit facilities consisting of a real estate term loan, as amended and restated (the “Virginia Real Estate Loan”), a supplemental real estate term loan, as amended and restated (the “North Carolina Real Estate Loan”), a Revolving Credit Note and related agreements (collectively, the “Revolver”) and a Paycheck Protection Program loan (“PPP Loan”) implemented by the United States Small Business Administration (“SBA”).

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

Long-term debt as of April 30, 2020 and October 31, 2019 consists of the following:

	April 30,	October 31,
	2020	2019
Virginia Real Estate Loan ($6.5 million original principal) payable in monthly installments of $31,812, including interest (at 3.95%), with final payment of $3,644,211 due May 1, 2024	$4,226,733	$4,580,173
North Carolina Real Estate Loan ($2.24 million original principal) payable in monthly installments of $10,963, including interest (at 3.95%), with final payment of $1,255,850 due May 1, 2024	1,089,688	1,328,450
Total long-term debt	5,316,421	5,908,623
Less current installments	305,630	738,955
Long-term debt, excluding current installments	$5,010,791	$5,169,668

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2020

(Unaudited)

On January 22, 2020, OCC entered into an Eighth Loan Modification Agreement (the “Eighth Amendment”) with Pinnacle to modify the Credit Agreement dated April 26, 2016 entered into between the Company and Pinnacle and the term loans dated April 26, 2016. The purpose of the Eighth Amendment was to (i) reduce the aggregate outstanding balance under the Credit Agreement by $200,000 on or before April 15, 2020 by reducing the outstanding principal balances on the term loans; (ii) provide that all outstanding and future advances under the Revolver accrue interest at an interest rate of prime lending rate plus 0.50%, effective January 22, 2020, (iii) remove the current ratio financial covenant for the fiscal quarter ended October 31, 2019, (iv) remove the fixed charge coverage ratio for the fiscal year ended October 31, 2019, and (v) provide that OCC engage in good faith to negotiate a letter of intent or similar expression of interest to refinance the Revolver by March 31, 2020 and enter into a financing commitment letter, similar equity commitment or combination thereof relating to the financing by May 1, 2020 with closing planned on or before June 30, 2020.

On March 10, 2020, OCC entered into a Ninth Loan Modification Agreement (the “Ninth Amendment”) with Pinnacle to modify the Credit Agreement dated April 26, 2016 entered into between the Company and Pinnacle and the term loans dated April 26, 2016. The purpose of the Ninth Amendment was to (i) remove the current ratio financial covenant for the fiscal quarters ended January 31, 2020 and April 30, 2020 and (ii) remove the total liabilities to tangible net worth ratio for the fiscal quarters ended January 31, 2020 and April 30, 2020. OCC also reaffirmed it would reduce the aggregate outstanding balance under the Credit Agreement by $200,000 on or before April 15, 2020 by reducing the outstanding principal balances on the term loans. OCC also affirmed that it would continue to engage in good faith to negotiate a letter of intent or similar expression of interest to refinance the Revolver by March 31, 2020 and enter into a financing commitment letter, similar equity commitment or combination thereof relating to the financing by May 1, 2020 with a closing planned on or before June 30, 2020.

On April 15, 2020, OCC entered into a Tenth Loan Modification Agreement (the “Tenth Amendment”) with Pinnacle to modify the Credit Agreement dated April 26, 2016 entered into between the Company and Pinnacle and the term loans dated April 26, 2016. The purpose of the Tenth Amendment was to allow the Company to incur indebtedness pursuant to the SBA PPP Loan or U.S. Department of Treasury loans under the Coronavirus, Aid, Relief and Economic Security Act (“CARES Act”) which are in whole or part responsive to the COVID-19 pandemic, as updated by the U.S. federal government from time to time.

Also on April 15, 2020, the Company obtained an unsecured PPP Loan through Pinnacle in the amount of $4,981,400.  The loan was made through the Small Business Administration as part of the PPP under the CARES Act.  The interest rate is fixed at 1.00% per year.  Under the CARES Act, all or a portion of this loan may be forgiven if certain requirements are met.  If the loan is not forgiven, the Company will pay principal and interest payments of $280,335 every month, beginning seven months from the effective date of the PPP Loan.  The Company can repay the PPP Loan without any prepayment penalty.  All remaining principal and accrued interest is due and payable two years from the effective date of the PPP Loan ( April 15, 2022).  The current portion of the PPP Loan is $1,636,341 and the noncurrent portion is $3,345,059.

On April 30, 2020, OCC entered into an Eleventh Loan Modification Agreement (the “Eleventh Amendment”) with Pinnacle to modify the Credit Agreement dated April 26, 2016 entered into between the Company and Pinnacle and the term loans dated April 26, 2016.  The purpose of the Eleventh Amendment was to remove a requirement that the Company secure a financing commitment letter, similar equity commitment or combination thereof to refinance the Revolving Credit Note under the Credit Agreement prior to May 1, 2020, as required by Section 3(e) of the Eighth Amendment.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2020

(Unaudited)

As of April 30, 2020, the Revolver accrued interest of prime lending rate plus 0.50% (resulting in a 3.75% rate at April 30, 2020). The Revolver is payable in monthly payments of interest only with principal and any outstanding interest due and payable at maturity.

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

Prior to the Ninth Amendment, the terms of OCC’s credit facilities with Pinnacle required the Company to comply, on a quarterly basis, with two financial covenants including a current ratio and a total liabilities to tangible net worth ratio.  The Ninth Amendment suspended the requirement to comply with these two financial covenants through April 30, 2020.  The Company was in compliance with all other material covenants of the Credit Agreement, as amended, as of April 30, 2020.

As of April 30, 2020 and October 31, 2019, the Company had $6.0 million of outstanding borrowings on its Revolver and $500,000 in available credit.

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

The Company entered into an operating lease agreement in April 2015 for approximately 36,000 square feet of warehouse space in Roanoke, Virginia. The lease term was for twelve months and terminated on April 30, 2016. The Company exercised all four (4) one year options to renew the lease extending the lease term to April 30, 2020. On February 6, 2020 the Company entered into a First Amendment to the lease agreement dated April 25, 2015 extending the term of the lease for an additional thirty-six months, extending its lease termination date until April 30, 2023.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2020

(Unaudited)

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

Operating lease right-of-use assets of $1,432,098 were included in other assets at April 30, 2020. Operating lease liabilities of $322,955 and $1,114,655, respectively, were included in accounts payable and accrued expenses and other noncurrent liabilities at April 30, 2020. Operating lease expense recognized during the three month and six month periods ended April 30, 2020 totaled $98,558 and $194,429, respectively.

The weighted average remaining lease term was 49.9 months and the weighted average discount rate was 5.1% as of April 30, 2020.

The Company’s future payments due under operating leases reconciled to the lease liability are as follows:

Fiscal Year	Future Payments
2020 (1)	$193,362
2021	389,398
2022	389,807
2023	327,071
2024	274,132
Thereafter	26,370
Total undiscounted lease payments	1,600,140
Present value discount	(162,530)
Total operating lease liability	$1,437,610

(1) Remaining six months of fiscal year 2020.

For the three months and six months ended April 30, 2020, cash paid for operating lease liabilities totaled $95,251and $189,450, respectively. For the six months ended April 30, 2020, right-of-use assets obtained in exchange for new operating lease liabilities totaled $1,462,817.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2020

(Unaudited)

(8)	Fair Value Measurements

The carrying amounts reported in the condensed consolidated balance sheets as of April 30, 2020 and October 31, 2019 for cash, trade accounts receivable, income taxes refundable – current, other receivables, note payable, SBA PPP Loan – current, note payable to bank, revolver - current and accounts payable and accrued expenses, including accrued compensation and payroll taxes, approximate fair value because of the short maturity of these instruments. The carrying values of the Company’s note payable, SBA Loan - noncurrent and long-term debt approximate fair value based on similar long-term debt issues available to the Company as of April 30, 2020 and October 31, 2019. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The following is a reconciliation of the numerators and denominators of the net loss per share computations for the periods presented:

	Three months ended		Six months ended
	April 30,		April 30,
	2020	2019	2020	2019
Net loss (numerator)	$(1,689,181)	$(617,425)	$(4,281,069)	$(3,927,445)
Shares (denominator)	7,350,427	7,317,516	7,351,897	7,449,864
Basic and diluted net loss per share	$(0.23)	$(0.08)	$(0.58)	$(0.53)

Weighted average unvested shares for the three months and six months ended April 30, 2020 totaling 105,645, while issued and outstanding, were not included in the computation of basic and diluted net loss per share for the three months and six months ended April 30, 2020 (because to include such shares would have been antidilutive, or in other words, to do so would have reduced the net loss per share for those periods).

Weighted average unvested shares for the three months and six months ended April 30, 2019 totaling 125,893 and 121,039, respectively, while issued and outstanding, were not included in the computation of basic and diluted net loss per share for the three months and six months ended April 30, 2020 (because to include such shares would have been antidilutive, or in other words, to do so would have reduced the net loss per share for those periods).

(10)	Segment Information and Business and Credit Concentrations

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is normally limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of April 30, 2020 have been adequately provided for in the condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2020

(Unaudited)

For the three months and six months ended April 30, 2020, 10.6% and 12.5% of consolidated net sales were attributable to one customer. For the three months ended April 30, 2019, 15.0% and 19.4% of consolidated net sales were attributable to two customers. For the six months ended April 30, 2019, 14.2% and 18.1% of consolidated net sales were attributable to the same two customers.

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

The Company recognizes revenue at the point in time when products are shipped or delivered from its manufacturing facility to its customer, in accordance with the agreed upon shipping terms.  Since the Company typically invoices the customer at the same time that performance obligations are satisfied, no contract assets are recognized. The Company’s contract liability represents advance consideration received from customers prior to transfer of the product.  This liability was $92,810 as of April 30, 2020 and $19,850 as of October 31, 2019.

Sales to certain customers are made pursuant to agreements that provide price adjustments and limited return rights with respect to the Company’s products.  The Company maintains a reserve for estimated future price adjustment claims, rebates and returns as a refund liability. The Company’s refund liability was $107,538 as of April 30, 2020 and $273,512 as of October 31, 2019.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2020

(Unaudited)

Disaggregation of Revenue

The following table presents net sales attributable to the United States and all other countries in total for the three months and six months ended April 30, 2020 and 2019:

	Three months ended		Six months ended
	April 30,		April 30,
	2020	2019	2020	2019
United States	$11,857,559	$15,464,981	$22,345,906	$29,039,382
Outside the United States	3,005,869	3,492,194	5,404,918	6,668,461
Total net sales	$14,863,428	$18,957,175	$27,750,824	$35,707,843

(12)	Contingencies

From time to time, the Company is involved in various claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The COVID-19 pandemic has had a significant impact on businesses and individuals in the United States and globally. Actions taken to limit the spread of the disease have resulted in an unprecedented disruption of normal activities as businesses have been forced to shut down or operate on a limited basis. The Company is obligated and continues to operate during the COVID-19 pandemic because the Company’s workforce is classified a “Defense Industrial Base Essential Critical Infrastructure Workforce” under guidelines from the U.S. Department of Defense and an “Essential Critical Infrastructure Workforce” under guidelines by the U.S. Department of Homeland Security, Cybersecurity and Infrastructure Security Agency (CISA).

While continuing to operate, the Company was negatively impacted by the COVID-19 pandemic: revenues in many of our markets were negatively impacted, production volumes and operations were negatively impacted, and access to capital was negatively impacted. The Company also experienced some minor disruptions in its supply chain as well as delays in cash receipts from customers.

The Company made a number of changes to business operations in response to the COVID-19 pandemic, including: severely limiting business travel and face-to-face meetings, having a portion of its non-manufacturing employees work remotely, and implementing strict social distancing, symptom self-assessments and mask protocols within its facilities.

The extent to which the COVID-19 pandemic will affect the Company in the future will depend on ongoing developments, which are highly uncertain and cannot be reasonably predicted, including, but not limited to, the duration and severity of the outbreak, the timing and extent of the easing of restrictions on businesses and individuals, the timing of recovery in certain of the Company’s markets, the potential for a resurgence of the virus, as well as a variety of other unknowable factors. The longer COVID-19 persists, the greater the potential negative financial effects on the Company.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2020

(Unaudited)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to known and unknown variables, uncertainties, contingencies and risks that may cause actual events or results to differ materially from our expectations. Such known and unknown variables, uncertainties, contingencies and risks (collectively, “factors”) may also adversely affect Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”), the Company’s future results of operations and future financial condition, and/or the future equity value of the Company. Factors that could cause or contribute to such differences from our expectations or that could adversely affect the Company include, but are not limited to: the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate and/or government spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber, copper, gold and other precious metals, plastics and other materials); fluctuations in transportation costs; our dependence on customized equipment for the manufacture of certain of our products in certain production facilities; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing in one or more of the markets in which we participate, including the impact of increased competition; our dependence on a limited number of suppliers for certain product components; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in any litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in any regulatory reviews and audits and potential regulatory reviews and audits; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences for competing technologies relative to our product offering; economic conditions that affect the telecommunications sector, the data communications sector, certain technology sectors and/or certain industry market sectors (for example, mining, oil & gas, military, and wireless carrier industry market sectors); economic conditions that affect U.S.-based manufacturers; economic conditions or changes in relative currency strengths (for example, the strengthening of the U.S. dollar relative to certain foreign currencies) and import and/or export tariffs imposed by the U.S. and other countries that affect certain geographic markets, industry market sector, and/or the economy as a whole; changes in demand for our products from certain competitors for which we provide private label connectivity products; changes in the mix of products sold during any given period (due to, among other things, seasonality or varying strength or weaknesses in particular markets in which we participate) which may impact gross profits and gross profit margins or net sales; variations in orders and production volumes of hybrid cables (fiber and copper) with high copper content, which tend to have lower gross profit margins; significant variations in sales resulting from high volatility, timing of large sales orders, and high sales concentration among a limited number of customers in certain markets, particularly the wireless carrier market; terrorist attacks or acts of war, any current or potential future military conflicts, and acts of civil unrest; changes in the level of military spending or other spending by the United States government, including, but not limited to reductions in government spending due to automatic budget cuts or sequestration; ability to recruit and retain key personnel; poor labor relations; the impact of cybersecurity risks and incidents and the related actual or potential costs and consequences of such risks and incidents, including costs to limit such risks; the impact of data privacy laws and the General Data Protection Regulation and the related actual or potential costs and consequences; the impact of changes in accounting policies and related costs of compliance, including changes by the Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board (“PCAOB”), the Financial Accounting Standards Board (“FASB”), and/or the International Accounting Standards Board (“IASB”); our ability to continue to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; the impact of changes and potential changes in federal laws and regulations adversely affecting our business and/or which result in increases in our direct and indirect costs, including our direct and indirect costs of compliance with such laws and regulations; rising healthcare costs; the impact of the Patient Protection and Affordable Care Act of 2010, the Health Care and Education Reconciliation Act of 2010, and any revisions to those acts that apply to us and the related legislation and regulation associated with those acts, which directly or indirectly result in increases to our costs; the impact of changes in state or federal tax laws and regulations increasing our costs and/or impacting the net return to investors owning our shares; any changes in the status of our compliance with financial debt covenants with our lender; our continued ability to maintain and/or secure future debt financing and/or equity financing to adequately finance our ongoing operations; the impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, making investments in or with, and/or acquiring parties that compete with and/or have conflicts with our customers; voluntary or involuntary delisting of the Company’s common stock from any exchange on which it is traded; the deregistration by the Company from SEC reporting requirements as a result of the small number of holders of the Company’s common stock; adverse reactions by customers, vendors or other service providers to unsolicited proposals regarding the ownership or management of the Company; the additional costs of considering, responding to and possibly defending our position on unsolicited proposals regarding the ownership or management of the Company; impact of weather, natural disasters or epidemic or pandemic diseases (such as disease caused by COVID-19) in the areas of the world in which we operate, market our products and/or acquire raw materials; an increase in the number of shares of the Company’s common stock issued and outstanding; economic downturns generally and/or in one or more of the markets in which we operate; changes in market demand, exchange rates, productivity, market dynamics, market confidence, macroeconomic and/or other economic conditions in the areas of the world in which we operate and market our products; and our success in managing the risks involved in the foregoing.

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

Overview of COVID-19 Effects

Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business and consumer confidence. The COVID-19 pandemic has had a significant impact on businesses and individuals in the United States and globally. Actions taken to limit the spread of the disease have resulted in an unprecedented disruption of normal activities as businesses have been forced to shut down or operate on a limited basis. Additionally, the COVID-19 pandemic has increased the level of volatility and uncertainty globally and has created economic disruption.

OCC is obligated and continues to operate during the COVID-19 pandemic because our workforce is classified a “Defense Industrial Base Essential Critical Infrastructure Workforce” under guidelines from the U.S. Department of Defense and an “Essential Critical Infrastructure Workforce” under guidelines by the U.S. Department of Homeland Security, Cybersecurity and Infrastructure Security Agency (CISA).

While continuing to operate, we were negatively impacted by the COVID-19 pandemic: revenues in many of our markets were negatively impacted, production volumes and operations were negatively impacted, and access to capital was negatively impacted. OCC also experienced some minor disruptions in its supply chain as well as delays in cash receipts from customers.

As of April 30, 2020, our facilities continue to operate at reduced production levels with personnel levels similar to those prior to the COVID-19 pandemic.

OCC made a number of changes to business operations in response to the COVID-19 pandemic, including: severely limiting business travel and face-to-face meetings, having a portion of its non-manufacturing employees work remotely, and implementing strict social distancing, symptom self-assessments and mask protocols within its facilities. We are following or exceeding all Centers for Disease Control and Prevention (“CDC”) and public officials’ guidelines. We continue to take precautionary measures, make contingency plans and improve our response to the developing situation. We have assembled a team charged with overseeing our efforts to ensure the health and safety of all employees and supply product to our customers. That team constantly monitors the latest CDC, Federal, state and other regulatory guidance, works to secure personal protective equipment, finds new ways to help mitigate risk, and identifies opportunities for us to exceed recommendations.

We have implemented preventative or protective actions at our facilities, our corporate headquarters and with field sales personnel. In order to mitigate the spread of the virus, we have instructed our employees to practice social distancing—both at OCC and away from OCC. Efforts for social distancing include working from home, where possible, revising our production processes to allow for compliance with our social distancing efforts, suspending or limiting air and other travel and enabling technologies to allow employees to effectively perform their functions remotely. Face masks have been distributed to employees across all of our facilities and handwashing and sanitizing are being encouraged by providing sufficient supplies for that purpose. Disinfecting supplies are being provided for high-touch items and areas across work facilities.

The extent to which the COVID-19 pandemic will affect OCC in the future will depend on ongoing developments, which are highly uncertain and cannot be reasonably predicted, including, but not limited to, the duration and severity of the outbreak, the timing and extent of the easing of restrictions on businesses and individuals, the timing of recovery in certain of OCC’s markets, the potential for a resurgence of the virus, as well as a variety of other unknowable factors. The longer COVID-19 persists, the greater the potential negative financial effects on OCC.

Since we cannot predict the duration or scope of the pandemic, we cannot fully anticipate or reasonably estimate all the ways in which the current global health crisis and financial market conditions could adversely impact our business in the future.

The impact that the COVID-19 pandemic will have on our consolidated results of operations for fiscal year 2020 is uncertain. Net sales for our future quarters may be impacted and this trend could continue until the pandemic subsides and macroeconomics, particularly in the United States, return to normal. Also, we believe our available financial resources will allow us to manage the impact of the COVID-19 pandemic on OCC business operations for the foreseeable future.  As the impact of COVID-19 evolves, we will continue to evaluate our financial position and liquidity needs in light of future developments.

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

Summary of Company Performance for Second Quarter of Fiscal Year 2020

●

Consolidated net sales for the second quarter of fiscal year 2020 were $14.9 million, down 21.6% compared to consolidated net sales of $19.0 million for the same period last year. Sequentially, net sales increased 15.3% in the second quarter of fiscal year 2020, compared to net sales of $12.9 million for the first quarter of fiscal year 2020.

●

Gross profit was $4.0 million in the second quarter of fiscal year 2020, a decrease of 24.7% compared to $5.3 million for the second quarter of fiscal year 2019. Sequentially, gross profit increased 66.2% in the second quarter of fiscal year 2020, compared to gross profit of $2.4 million for the first quarter of fiscal year 2020.

●	Gross profit margin (gross profit as a percentage of net sales) was 26.9% during the second quarter of fiscal year 2020, compared to 28.0% for the second quarter of fiscal year 2019.

●

SG&A expenses decreased 3.9% to $5.5 million during the second quarter of fiscal year 2020, compared to SG&A expenses of $5.8 million during the second quarter of fiscal year 2019, despite an increase in bad debt expense totaling $447,000 due to concerns about collectability of certain customer accounts during the unprecedented COVID-19 pandemic.

●	Net loss was $1.7 million, or $0.23 per share, during the second quarter of fiscal year 2020, compared to a net loss of $617,000, or $0.08 per share, for the comparable period last year.

●

The Company obtained a Paycheck Protection Program loan (“PPP Loan”) under the Coronavirus, Aid, Relief and Economic Security Act (“CARES Act”) administered by the United States Small Business Administration (“SBA”) in the amount of $5.0 million on April 15, 2020.

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

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended			Six Months Ended
	April 30,		Percent	April 30,		Percent
	2020	2019	Change	2020	2019	Change
Net sales	$14,863,000	$18,957,000	(21.6)%	$27,751,000	$35,708,000	(22.3)%
Gross profit	3,997,000	5,309,000	(24.7)%	6,401,000	8,872,000	(27.9)%
SG&A expenses	5,550,000	5,777,000	(3.9)%	10,374,000	12,550,000	(17.3)%
Net loss	(1,689,000)	(617,000)	173.6%	(4,281,000)	(3,927,000)	9.0%

Three Months Ended April 30, 2020 and 2019

Net Sales

Consolidated net sales for the second quarter of fiscal year 2020 were $14.9 million, a decrease of 21.6%, compared to net sales of $19.0 million for the same period last year. We experienced an increase in net sales in our enterprise and military markets in the second quarter of fiscal year 2020 compared to the same period last year, but this increase was offset by decreases in our wireless carrier and other specialty markets.

The decrease in net sales when comparing the two periods is primarily due to the recognition of net sales totaling, in the aggregate, approximately $3.7 million as the result of a number of large orders from one domestic customer in the second quarter of fiscal year 2019 that did not recur at the same levels in the second quarter of fiscal year 2020. Net sales to this one customer totaled, in the aggregate, $767,000 in the second quarter of fiscal year 2020, a decrease of $2.9 million compared to the second quarter of fiscal year 2019. Historically, net sales to this customer have been volatile from quarter to quarter and from year to year. We also believe net sales to this customer during the second quarter of fiscal year 2020 was impacted by the COVID-19 pandemic.

We believe net sales during the second quarter of fiscal year 2020 to other customers in certain markets was also negatively impacted by the COVID-19 pandemic as certain businesses limited operations and/or reduced or delayed product purchases. Excluding the one domestic customer mentioned above, consolidated net sales, would have decreased 7.7% during the second quarter of fiscal year 2020 compared to the same period last year.

Sequentially, net sales increased 15.3% in the second quarter of fiscal year 2020, compared to net sales of $12.9 million for the first quarter of fiscal year 2020, with increases in both our enterprise markets and specialty markets, including the wireless carrier market.

Net sales to customers in the United States decreased $3.6 million, or 23.3%, in the second quarter of fiscal year 2020, compared to the same period last year, primarily due to the $2.9 million decrease in net sales to the one domestic customer in the second quarter of fiscal year 2020 compared to the same period last year. Net sales to customers outside of the United States decreased 13.9% compared to the same period last year in part, we believe, as a result of the COVID-19 pandemic and its effects on some of our customers and suppliers.

Gross Profit

Our gross profit was $4.0 million in the second quarter of fiscal year 2020, a decrease of 24.7% compared to gross profit of $5.3 million in the second quarter of fiscal year 2019. Gross profit margin, or gross profit as a percentage of net sales, was 26.9% in the second quarter of fiscal year 2020 compared to 28.0% in the second quarter of fiscal year 2019.

Sequentially, gross profit increased 66.2% in the second quarter of fiscal year 2020 compared to the first quarter of fiscal year 2020.

Our gross profit margins tend to be higher when we achieve higher net sales levels, as certain fixed manufacturing costs are spread over higher sales. This operating leverage, which is beneficial at higher sales levels, was the primary factor putting downward pressure on our gross profit margin during the second quarter of fiscal year 2020, as fixed costs were spread over lower sales.

During fiscal year 2019, we took actions to reduce employee related costs in cost of goods sold anticipated to create savings during fiscal year 2020. We believe many benefits of these actions were attained during the second quarter of fiscal year 2020, and expect the benefits will be more fully realized as sales increase during the remainder of the fiscal year.

Selling, General, and Administrative Expenses

SG&A expenses decreased 3.9% to $5.5 million during the second quarter of fiscal year 2020, compared to $5.8 million for the same period last year. SG&A expenses as a percentage of net sales were 37.3% in the second quarter of fiscal year 2020, compared to 30.5% in the second quarter of fiscal year 2019.

The decrease in SG&A expenses during the second quarter of fiscal year 2020 compared to the same period last year was primarily the result of decreases in employee related costs totaling $332,000 and net reductions in other SG&A expenses totaling $321,000. Employee related costs decreased primarily as a result of decreases in commissions due to a reduction in commissionable sales when comparing the second quarter of fiscal year 2020 to the same period last year. The net reduction in other SG&A expenses achieved during the second quarter of fiscal year 2020 would have been greater except for an increase in bad debt expense totaling $447,000 due to concerns about collectability of certain customer accounts during this unprecedented COVID-19 pandemic environment.

Royalty Income (Expense), Net

We recognized royalty income, net of royalty and related expenses, totaling $3,000 during the second quarter of fiscal year 2020 compared to $2,000 during the second quarter of fiscal year 2019.

Amortization of Intangible Assets

We recognized $10,000 of amortization expense, associated with intangible assets, during the second quarter of fiscal year 2020, compared to $9,000 during the second quarter of fiscal year 2019.

Other Expense, Net

We recognized other expense, net in the second quarter of fiscal year 2020 of $124,000 compared to $137,000 in the second quarter of fiscal year 2019. Other expense, net is comprised primarily of interest expense together with other miscellaneous items.

Loss Before Income Taxes

We reported a loss before income taxes of $1.7 million for the second quarter of fiscal year 2020, compared to $612,000 for the second quarter of fiscal year 2019. The increase was primarily due to the decrease in gross profit of $1.3 million, partially offset by the decrease in SG&A expenses of $227,000 compared to the same period in 2019.

Income Tax Expense

Income tax expense totaled $5,000 in the second quarter of both fiscal years 2020 and 2019. Our effective tax rate was less than negative one percent for the second quarter of both fiscal years 2020 and 2019.

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

Net Loss

Net loss for the second quarter of fiscal year 2020 was $1.7 million compared to $617,000 for the second quarter of fiscal year 2019. This increase was due primarily to the increase in loss before income taxes of $1.1 million.

Six Months Ended April 30, 2020 and 2019

Net Sales

Consolidated net sales for the first half of fiscal year 2020 decreased 22.3% to $27.8 million compared to net sales of $35.7 million for the same period last year. We experienced a decrease in net sales in our enterprise and wireless carrier markets in the first half of fiscal year 2020 compared to the same period last year, partially offset by increases in other specialty markets. The decrease in net sales when comparing the two periods is primarily due to the fact that we recognized net sales totaling, in the aggregate, approximately $6.5 million as the result of a number of large orders for one customer in the first half of fiscal year 2019 that did not recur at the same levels in the first half of fiscal year 2020. Net sales to this customer totaled, in the aggregate, $1.3 million in the first half of fiscal year 2020, for a total decrease in sales to this customer of $5.2 million. We also believe net sales during the first half of fiscal year 2020 was negatively impacted by the COVID-19 pandemic which ceased or significantly reduced operations of many businesses during the months of March and April 2020, including some OCC customers and suppliers.

Net sales to customers in the United States decreased 23.1% in the first half of fiscal year 2020 compared to the same period last year, primarily due to the $5.2 million decrease in net sales to the one domestic customer in the first half of fiscal year 2020 compared to the same period last year. We believe net sales to customers outside of the United States decreased 19.0% in part as a result of the COVID-19 pandemic and its effects on some of our customers and suppliers.

Gross Profit

Our gross profit was $6.4 million in the first half of fiscal year 2020, a decrease of 27.9% compared to gross profit of $8.9 million in the first half of fiscal year 2019. Gross profit margin, or gross profit as a percentage of net sales, was 23.1% in the first half of fiscal year 2020 compared to 24.8% in the first half of fiscal year 2019.

Our gross profit margins tend to be higher when we achieve higher net sales levels, as certain fixed manufacturing costs are spread over higher sales. This operating leverage, which is beneficial at higher sales levels, was the primary factor putting downward pressure on our gross profit margin during the first half of fiscal year 2020, as fixed costs were spread over lower sales.

During fiscal year 2019, we took actions to reduce employee related costs in cost of goods sold anticipated to create savings during fiscal year 2020. We believe many benefits of these actions were attained during the first half of fiscal year 2020, and expect the benefits will be more fully realized as sales increase during the remainder of the fiscal year.

Selling, General, and Administrative Expenses

SG&A expenses decreased 17.3% to $10.4 million for the first half of fiscal year 2020 from $12.6 million for the same period last year. SG&A expenses as a percentage of net sales were 37.4% in the first half of fiscal year 2020 compared to 35.1% in the first half of fiscal year 2019.

The decrease in SG&A expenses during the first half of fiscal year 2020 compared to the first half of fiscal year 2019 was primarily the result of decreases in employee related costs totaling $1.8 million. Included in employee related costs are employee incentives and commissions which decreased due to the financial results during the first half of fiscal year 2020 and decreases in compensation costs due primarily to terminations, net of new hires in the Roanoke facility. The decreases in employee related costs were partially offset by an increase in bad debt expense totaling $410,000 due to concerns about collectability of certain customer accounts during this unprecedented COVID-19 pandemic environment.

Royalty Income (Expense), Net

We recognized royalty expense, net of royalty income, totaling $15,000 during the first half of fiscal year 2020, compared to royalty income, net of royalty and related expenses totaling $1,000 during the same period last year.

Amortization of Intangible Assets

We recognized $20,000 of amortization expense, associated with intangible assets, for the first half of fiscal year 2020, compared to $19,000 during the first half of fiscal year 2019.

Other Expense, Net

We recognized other expense, net in the first half of fiscal year 2020 of $263,000 compared to $253,000 in the first half of fiscal year 2019. Other expense, net is comprised primarily of interest expense together with other miscellaneous items.

Loss Before Income Taxes

We reported a loss before income taxes of $4.3 million for the first half of fiscal year 2020 compared to $3.9 million for the first half of fiscal year 2019. This increase was primarily due to the decrease in gross profit of $2.5 million, partially offset by the decrease in SG&A expenses of $2.2 million in the first half of fiscal year 2020, compared to the same period in 2019.

Income Tax Expense (Benefit)

Income tax expense totaled $10,000 in the first half of fiscal year 2020 compared to income tax benefit of $22,000 for the same period in fiscal year 2019. Our effective tax rate for the first half of fiscal year 2020 was less than negative one percent compared to less than one percent for the first half of fiscal year 2019.

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

Net Loss

Net loss for the first half of fiscal year 2020 was $4.3 million compared to a net loss of $3.9 million for the first half of fiscal year 2019. This increase was due primarily to the increase in loss before income taxes of $321,000 in the first half of fiscal year 2020, compared to the same period in fiscal year 2019.

Financial Condition

Total assets increased $864,000, or 2.2%, to $41.0 million at April 30, 2020, from $40.1 million at October 31, 2019. This increase was primarily due to a $3.8 million increase in cash and an increase in other assets, net resulting from the addition of right-to-use assets of $1.4 million related to the adoption of ASC 842, partially offset by a $2.6 million decrease in trade accounts receivable, net, and a $1.1 million decrease in inventories. Further detail regarding the increase in cash is provided in our discussion of “Liquidity and Capital Resources,” but was driven primarily by the receipt in April 2020 of the proceeds of a PPP Loan in the amount of $5.0 million. The decrease in trade accounts receivable, net largely resulted from the decrease in net sales in the second quarter of fiscal year 2020 when compared to the fourth quarter of fiscal year 2019. Inventories decreased largely as the result of the timing of certain raw material purchases as well as lower replenishment rates due to lower sales and the timing of sales of stock inventory.

Total liabilities increased $5.1 million, or 26.9%, to $24.0 million at April 30, 2020, from $18.9 million at October 31, 2019. The increase in total liabilities was primarily due to the $5.0 million PPP Loan obtained in April 2020, a $350,000 increase in note payable to bank under our revolving line of credit and an increase in other liabilities resulting from the addition of an operating lease liability of $1.4 million related to the adoption of ASC 842, partially offset by a decrease in accounts payable and accrued expenses, including accrued compensation and payroll taxes, totaling $859,000, primarily resulting from the timing of raw material purchases and certain vendor payments.

Total shareholders’ equity at April 30, 2020 decreased $4.2 million in the first half of fiscal year 2020. The decrease resulted primarily from a net loss of $4.3 million.

Liquidity and Capital Resources

Our primary capital needs have been to fund working capital requirements and to make principal payments on long-term debt. Our primary source of capital for these purposes has been existing cash, cash provided by operations and the proceeds from our PPP Loan.

Our cash totaled $4.3 million as of April 30, 2020, an increase of $3.8 million, compared to $537,000 as of October 31, 2019. The increase in cash for the six months ended April 30, 2020 primarily resulted from proceeds received from the PPP Loan totaling $5.0 million and advances on our revolving credit facility totaling $350,000, partially offset by net cash used in operating activities of $816,000 and capital expenditures totaling $81,000.

On April 30, 2020, we had working capital of $15.1 million compared to $15.8 million on October 31, 2019. The ratio of current assets to current liabilities as of April 30, 2020 was 2.1 to 1.0 compared to 2.2 to 1.0 as of October 31, 2019. The decrease in working capital and in the current ratio was primarily due to the $2.6 million decrease in trade accounts receivable, net, the $1.1 million decrease in inventories and a $1.6 million increase in note payable, SBA PPP Loan-current which reflects the portion of our PPP Loan that would be required to be repaid within twelve months if not otherwise forgiven or extended by pending or future legislation, partially offset by the $3.8 million increase in cash and the $859,000 decrease in accounts payable and accrued expenses, including accrued compensation and payroll taxes.

As of April 30, 2020 and October 31, 2019, we had outstanding loan balances under our revolving credit facility totaling $6.0 million and $5.7 million, respectively. As of April 30, 2020 and October 31, 2019, we had outstanding loan balances, excluding our revolving credit facility, totaling $10.3 million and $5.9 million, respectively.

Net Cash

Net cash used in operating activities was $816,000 in the first half of fiscal year 2020, compared to net cash used in operating activities of $451,000 in the first half of fiscal year 2019. Net cash used in operating activities during the first half of fiscal year 2020 primarily resulted from the cash flow impact of increases in accounts payable and accrued expenses, including accrued compensation and payroll taxes, totaling $1.2 million, partially offset by decreases in the cash flow impact of trade accounts receivable, net totaling $2.1 million, decreases in inventories totaling $1.1 million and certain adjustments to reconcile a net loss of $4.3 million to net cash used in operating activities including depreciation and amortization of $775,000 and bad debt expense of $452,000.

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

Net cash used in investing activities totaled $104,000 in the first half of fiscal year 2020, compared to $497,000 in the first half of fiscal year 2019. Net cash used in investing activities during the first half of fiscal years 2020 and 2019 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment.

Net cash provided by financing activities totaled $4.7 million in the first half of fiscal year 2020, compared to $1.1 million in the first half of fiscal year 2019. Net cash provided by financing activities in the first half of fiscal year 2020 resulted from proceeds received from a PPP Loan totaling $5.0 million and advances on a note payable to our bank under our line of credit totaling $350,000, partially offset by principal payments on long-term debt totaling $592,000. Net cash provided by financing activities in the first half of fiscal year 2019 resulted primarily from proceeds from a note payable to our bank under our line of credit, net of repayments, totaling $2.2 million, partially offset by payroll taxes withheld and remitted totaling $938,000 related to vesting of operational performance-based restricted stock, and principal payments on long-term debt totaling $130,000.

We have a plan (the “Repurchase Plan”), approved by our Board of Directors on July 14, 2015, to purchase and retire up to 400,000 shares of our common stock, or approximately 6.0% of the shares then outstanding. When the Repurchase Plan was approved, we had anticipated that the purchases would be made over a 24- to 36-month period, but there was no definite time period for repurchase or plan expiration. As of April 30, 2020 we had 398,400 shares remaining to purchase under this Repurchase Plan, and we have made no specific determination whether and over what period these shares may or may not be purchased. At this time, we have no plans to repurchase and retire any additional shares under the Repurchase Plan; however, this is subject to change at any time.

Credit Facilities

We have credit facilities consisting of a real estate term loan, as amended and restated (the “Virginia Real Estate Loan”), a supplemental real estate term loan, as amended and restated (the “North Carolina Real Estate Loan”), a Revolving Credit Note and related agreements (collectively, the “Revolver”) and a PPP Loan implemented by the SBA.

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

On March 10, 2020, OCC entered into a Ninth Loan Modification Agreement (the “Ninth Amendment”) with Pinnacle to modify the Credit Agreement dated April 26, 2016 entered into between the Company and Pinnacle and the term loans dated April 26, 2016. The purpose of the Ninth Amendment was to (i) remove the current ratio financial covenant for the fiscal quarters ended January 31, 2020 and April 30, 2020 and (ii) remove the total liabilities to tangible net worth ratio for the fiscal quarters ended January 31, 2020 and April 30, 2020. OCC also reaffirmed it would reduce the aggregate outstanding balance under the Credit Agreement by $200,000 on or before April 15, 2020 by reducing the outstanding principal balances on the term loans. OCC also affirmed that it would continue to engage in good faith to negotiate a letter of intent or similar expression of interest to refinance the Revolver by March 31, 2020 and enter into a financing commitment letter, similar equity commitment or combination thereof relating to the financing by May 1, 2020 with a closing planned on or before June 30, 2020.

On April 15, 2020, OCC entered into a Tenth Loan Modification Agreement (the “Tenth Amendment”) with Pinnacle to modify the Credit Agreement dated April 26, 2016 entered into between the Company and Pinnacle and the term loans dated April 26, 2016. The purpose of the Tenth Amendment was to allow the Company to incur indebtedness pursuant to the PPP Loan or U.S. Department of Treasury loans under the CARES Act which are in whole or part responsive to the COVID-19 pandemic, as updated by the U.S. federal government from time to time.

Also on April 15, 2020, the Company obtained an unsecured PPP Loan through Pinnacle in the amount of $5.0 million.  The loan was made through the SBA as part of the PPP under the CARES Act.  The interest rate is fixed at 1.00% per year.  Under the CARES Act, all or a portion of this loan may be forgiven if certain requirements are met.  If the loan is not forgiven, the Company will pay principal and interest payments of $280,335 every month, beginning seven months from the effective date of the PPP Loan.  The Company can repay the PPP Loan without any prepayment penalty.  All remaining principal and accrued interest is due and payable two years from the effective date of the PPP Loan.

On April 30, 2020, OCC entered into an Eleventh Loan Modification Agreement (the “Eleventh Amendment”) with Pinnacle to modify the Credit Agreement dated April 26, 2016 entered into between the Company and Pinnacle and the term loans dated April 26, 2016. The purpose of the Eleventh Amendment was to remove a requirement that the Company secure a financing commitment letter, similar equity commitment or combination thereof to refinance the Revolving Credit Note under the Credit Agreement prior to May 1, 2020, as required by Section 3(e) of the Eighth Amendment.

As of April 30, 2020, the Revolver accrued interest of prime lending rate plus 0.50% (resulting in a 3.75% rate at April 30, 2020). The Revolver is payable in monthly payments of interest only with principal and any outstanding interest due and payable at maturity.

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

Prior to the Ninth Amendment, the terms of our credit facilities with Pinnacle required us to comply, on a quarterly basis, with two financial covenants including a current ratio and a total liabilities to tangible net worth ratio.  The Ninth Amendment suspended the requirement to comply with these two financial covenants through April 30, 2020.  We were in compliance with all other material covenants of the Credit Agreement, as amended, as of April 30, 2020.

As of April 30, 2020, we had $6.0 million of outstanding borrowings on our Revolver and $500,000 in available credit.

The Revolver is set to expire on June 30, 2020. We are in the process of seeking alternative financing sources for our Revolver and, at this time, we believe we will be able to secure alternative financing for our Revolver on or before June 30, 2020.

Capital Expenditures

We did not have any material commitments for capital expenditures as of April 30, 2020. During our 2020 fiscal year budgeting process, we included an estimate for capital expenditures of $1.5 million for the year. We anticipate these expenditures, to the extent made, will be funded out of our working capital or borrowings, including under our credit facility. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Historically, we have spent less than our budgeted capital expenditures in most fiscal years.

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

Seasonality

We typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year. We believe this historical seasonality pattern is generally indicative of an overall trend and reflective of the buying patterns and budgetary considerations of our customers. However, this pattern may be substantially altered during any quarter or year, as was the case in fiscal years 2019 and 2018, by the quarterly and annual volatility of orders received for the wireless carrier market, the timing of larger projects, timing of orders from larger customers, other economic factors impacting our industry or impacting the industries of our customers and end-users, and macroeconomic conditions. While we believe seasonality may be a factor that impacts our quarterly net sales results, particularly when excluding the volatility of sales in the wireless carrier market, we are not able to reliably predict net sales based on seasonality because these other factors can also substantially impact our net sales patterns during the year. Our trend for the last three fiscal years has been that an average of approximately 50%, 51% and 48% of our total net sales occurred during the first half of fiscal years 2019, 2018 and 2017, respectively, and an average of approximately 50%, 49% and 52% of our total net sales occurred during the second half of fiscal years 2019, 2018 and 2017, respectively.

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

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2019 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2019 Form 10-K did not change during the period from November 1, 2019 through April 30, 2020 other than to reflect changes required by the adoption of ASC 842 related to leases and ASU 2018-07 related to stock compensation.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2020. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2020, and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

4.24

Ninth Loan Modification Agreement dated March 10, 2020 by and between Optical Cable Corporation and Pinnacle Bank (successor to merger with Bank of North Carolina) (incorporated herein by reference to Exhibit 4.24 to the Company’s Quarterly Report on Form 10-Q dated March 16, 2020).

PART II.  OTHER INFORMATION

4.25

Tenth Loan Modification Agreement dated April 15, 2020 by and between Optical Cable Corporation and Pinnacle Bank (successor to merger with Bank of North Carolina) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 21, 2020).

4.26

Small Business Administration Paycheck Protection Program Loan dated April 15, 2020 by and between Optical Cable Corporation and Pinnacle Bank (successor to merger with Bank of North Carolina) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 21, 2020).

4.27

Eleventh Loan Modification Agreement dated April 30, 2020 by and between Optical Cable Corporation and Pinnacle Bank (successor to merger with Bank of North Carolina) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 6, 2020).

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

PART II.  OTHER INFORMATION

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 30, 2020 and October 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three months and six months ended April 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Shareholders’ Equity for the six months ended April 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2020 and 2019, and (v) Condensed Notes to Condensed Consolidated Financial Statements. FILED HEREWITH.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION (Registrant)

Date: June 12, 2020	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr. Chairman of the Board of Directors, President and Chief Executive Officer

Date: June 12, 2020	/s/ Tracy G. Smith
Tracy G. Smith Senior Vice President and Chief Financial Officer