Form 10-Q
period 2020-07-31
OPTICAL CABLE CORP
filed 2020-09-10
CIK 1000230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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

As of September 4, 2020, 7,537,087 shares of the registrant’s Common Stock, no par value, were outstanding.

optical cable corporation

Form 10-Q Index

Nine Months Ended July 31, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPTICAL CABLE CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	July 31,	October 31,
	2020	2019
Assets
Current assets:
Cash	$998,662	$537,330
Trade accounts receivable, net of allowance for doubtful accounts of $531,308 at July 31, 2020 and $99,562 at October 31, 2019	6,799,541	10,347,597
Income taxes refundable - current	50,618	25,004
Other receivables	60,467	69,727
Inventories	17,129,461	18,095,627
Prepaid expenses and other assets	259,173	304,713
Total current assets	25,297,922	29,379,998
Property and equipment, net	9,064,679	10,010,223
Income taxes refundable - noncurrent	—	25,003
Intangible assets, net	664,561	659,280
Other assets, net	1,885,924	32,430
Total assets	$36,913,086	$40,106,934
Liabilities and Shareholders’ Equity
Current liabilities:
Note payable, SBA PPP loan - current	$2,469,042	$—
Current installments of long-term debt	308,979	738,955
Note payable to bank, revolver - current	—	5,650,000
Accounts payable and accrued expenses	3,421,487	5,459,352
Accrued compensation and payroll taxes	1,379,677	1,763,338
Income taxes payable	11,843	15,382
Total current liabilities	7,591,028	13,627,027

Note payable, SBA PPP loan - noncurrent	2,512,358	—
Note payable, revolver - noncurrent	4,577,521	—
Long-term debt, excluding current installments	4,932,239	5,169,668
Other noncurrent liabilities	1,674,301	71,339
Total liabilities	21,287,447	18,868,034
Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 7,537,087 shares at July 31, 2020 and 7,458,981 shares at October 31, 2019	13,961,526	13,853,334
Retained earnings	1,664,113	7,385,566
Total shareholders’ equity	15,625,639	21,238,900
Commitments and contingencies
Total liabilities and shareholders’ equity	$36,913,086	$40,106,934

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
Net sales	$13,639,169	$17,367,068	$41,389,993	$53,074,911
Cost of goods sold	10,167,008	12,875,614	31,516,942	39,711,764
Gross profit	3,472,161	4,491,454	9,873,051	13,363,147
Selling, general and administrative expenses	4,559,970	5,418,438	14,933,595	17,968,897
Royalty (income) expense, net	193,062	216	208,093	(1,272)
Amortization of intangible assets	10,806	9,597	30,973	28,494
Loss from operations	(1,291,677)	(936,797)	(5,299,610)	(4,632,972)
Other expense, net:
Interest expense	(135,725)	(135,648)	(397,198)	(381,819)
Other, net	(1,436)	10	(3,015)	(7,270)
Other expense, net	(137,161)	(135,638)	(400,213)	(389,089)
Loss before income taxes	(1,428,838)	(1,072,435)	(5,699,823)	(5,022,061)
Income tax expense (benefit)	4,992	12,859	15,076	(9,322)
Net loss	$(1,433,830)	$(1,085,294)	$(5,714,899)	$(5,012,739)
Net loss per share: Basic and diluted	$(0.20)	$(0.15)	$(0.78)	$(0.68)

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Three and Nine Months Ended July 31, 2020
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2019	7,458,981	$13,853,334	$7,385,566	$21,238,900
Adoption of accounting standard ASU 2018-07	—	6,554	(6,554)	—
Share-based compensation, net	(2,909)	34,356	—	34,356
Net loss	—	—	(2,591,888)	(2,591,888)
Balances at January 31, 2020	7,456,072	$13,894,244	$4,787,124	$18,681,368

Share-based compensation, net	—	26,677	—	26,677
Net loss	—	—	(1,689,181)	(1,689,181)
Balances at April 30, 2020	7,456,072	$13,920,921	$3,097,943	$17,018,864

Share-based compensation, net	81,015	40,605	—	40,605
Net loss	—	—	(1,433,830)	(1,433,830)
Balances at July 31, 2020	7,537,087	$13,961,526	$1,664,113	$15,625,639

	Three and Nine Months Ended July 31, 2019
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2018	7,694,387	$13,816,140	$12,994,697	$26,810,837
Adoption of accounting standard ASC 606	—	—	61,763	61,763
Share-based compensation, net	(257,222)	(66,327)	—	(66,327)
Repurchase and retirement of common stock (at cost)	(258)	—	(1,257)	(1,257)
Net loss	—	—	(3,310,020)	(3,310,020)
Balances at January 31, 2019	7,436,907	$13,749,813	$9,745,183	$23,494,996

Share-based compensation, net	23,628	27,169	—	27,169
Net loss	—	—	(617,425)	(617,425)
Balances at April 30, 2019	7,460,535	$13,776,982	$9,127,758	$22,904,740

Share-based compensation, net	(1,461)	37,056	—	37,056
Repurchase and retirement of common stock (at cost)	(18)	—	(76)	(76)
Net income	—	—	(1,085,294)	(1,085,294)
Balances at July 31, 2019	7,459,056	$13,814,038	$8,042,388	$21,856,426

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	July 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(5,714,899)	$(5,012,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,082,809	1,294,062
Bad debt expense	431,746	56,483
Share-based compensation expense	101,638	941,253
Loss on sale of property and equipment	10,305	2,058
(Increase) decrease in:
Trade accounts receivable	3,116,310	2,811,745
Other receivables	9,260	26,038
Inventories	966,166	(1,337,756)
Prepaid expenses and other assets	45,540	113,565
Income taxes refundable	(611)	(726)
Other assets	(8,180)	21,473
Increase (decrease) in:
Accounts payable and accrued expenses	(2,470,420)	2,714,909
Accrued compensation and payroll taxes	(383,661)	(1,646,435)
Income taxes payable	(3,539)	(451)
Other noncurrent liabilities	381,682	(30,803)
Net cash used in operating activities	(2,435,854)	(47,324)
Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(94,536)	(483,115)
Investment in intangible assets	(36,254)	(57,425)
Net cash used in investing activities	(130,790)	(540,540)
Cash flows from financing activities:
Payroll taxes withheld and remitted on share-based payments	—	(943,355)
Proceeds from note payable to bank, SBA PPP loan	4,981,400	—
Proceeds from note payable to bank, revolver	350,000	2,850,000
Proceeds from note payable, revolver	5,530,583	—
Payments on note payable to bank, revolver	(6,000,000)	—
Payments on note payable, revolver	(953,062)	—
Principal payments on long-term debt	(667,405)	(395,249)
Payments for financing costs	(213,540)	—
Repurchase of common stock	—	(1,333)
Net cash provided by financing activities	3,027,976	1,510,063
Net increase in cash	461,332	922,199
Cash at beginning of period	537,330	177,413
Cash at end of period	$998,662	$1,099,612

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2020

(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2020 are not necessarily indicative of the results for the fiscal year ending October 31, 2020 because the following items, among other things, may impact those results: macroeconomic impacts of pandemic diseases (such as disease caused by COVID-19) including related government and private industry mandates in the areas of the world in which we operate, changes in market conditions, seasonality, changes in technology, competitive conditions, timing of certain projects and purchases by key customers, significant variations in sales resulting from high volatility and timing of large sales orders among a limited number of customers in certain markets, ability of management to execute its business plans, continued ability to maintain and/or secure future debt and/or equity financing to adequately finance ongoing operations; as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2019 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2019.

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

Nine Months Ended July 31, 2020

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

(2)	Stock Incentive Plans and Other Share-Based Compensation

As of July 31, 2020, there were approximately 362,000 remaining shares available for grant under the Optical Cable Corporation 2017 Stock Incentive Plan (“2017 Plan”).

Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations for the three months and nine months ended July 31, 2020 was $40,605 and $101,638, respectively, and for the three months and nine months ended July 31, 2019 was $42,549 and $941,253, respectively. Share-based compensation expense is entirely related to expense recognized in connection with the vesting of restricted stock awards or other stock awards.

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

During the three months ended July 31, 2020, OCC granted restricted stock awards totaling 58,880 shares to non-employee Directors under the 2017 Plan. The shares are subject to a one-year vesting period and are part of the non-employee Directors’ annual compensation for service on the Board of Directors. The Company recorded expense totaling $35,917 and $95,245, respectively, during the three months and nine months ended July 31, 2020 and recorded expense totaling $35,597 and $89,241, respectively, during the three and nine months ended July 31, 2019 related to the grants to non-employee Directors.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2020

(Unaudited)

During the three months ended July 31, 2020, the Company also granted a restricted stock award totaling 25,000 shares to a consultant under the 2017 Plan. The shares vest annually in equal amounts over five years beginning January 31, 2022.

Restricted stock award activity during the nine months ended July 31, 2020 consisted of restricted stock grants totaling 83,880 shares and restricted shares forfeited totaling 5,774. OCC restricted stock grants provide the participant with the option to surrender shares to pay for withholding tax obligations resulting from any vesting restricted shares, or to pay cash to the Company or taxing authorities in the amount of the withholding taxes owed on the value of any vesting restricted shares in order to avoid surrendering shares.

As of July 31, 2020, the estimated amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will recognize over a 2.0 year weighted-average period is approximately $435,000.

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the nine months ended July 31, 2020 and 2019 follows:

	Nine Months Ended
	July 31,
	2020	2019
Balance at beginning of period	$99,562	$64,242
Bad debt expense	431,746	56,483
Losses charged to allowance	—	(25,061)
Balance at end of period	$531,308	$95,664

(4)	Inventories

Inventories as of July 31, 2020 and October 31, 2019 consist of the following:

	July 31	October 31,
	2020	2019
Finished goods	$5,111,049	$5,845,973
Work in process	3,343,469	3,321,216
Raw materials	8,411,730	8,632,230
Production supplies	263,213	296,208
Total	$17,129,461	$18,095,627

(5)	Product Warranties

As of July 31, 2020 and October 31, 2019, the Company’s accrual for estimated product warranty claims totaled $110,000 and $120,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense for the three months and nine months ended July 31, 2020 totaled $44,347 and $55,736, respectively. Warranty claims expense for the three months and nine months ended July 31, 2019 totaled $69,075 and $225,629, respectively.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2020

(Unaudited)

The following table summarizes the changes in the Company’s accrual for product warranties during the nine months ended July 31, 2020 and 2019:

	Nine Months Ended
	July 31
	2020	2019
Balance at beginning of period	$120,000	$180,000
Liabilities accrued for warranties issued during the period	141,033	222,520
Warranty claims and costs paid during the period	(65,736)	(205,629)
Changes in liability for pre-existing warranties during the period	(85,297)	3,109
Balance at end of period	$110,000	$200,000

(6)	Long-term Debt and Notes Payable to Bank

The Company has credit facilities consisting of a real estate term loan, as amended and restated (the “Virginia Real Estate Loan”), a supplemental real estate term loan, as amended and restated (the “North Carolina Real Estate Loan”), a Revolving Credit Master Promissory Note and related agreements (collectively, the “Revolver”) and a Paycheck Protection Program loan (“PPP Loan”) implemented by the United States Small Business Administration (“SBA”).

Both the Virginia Real Estate Loan and the North Carolina Real Estate Loan are with Pinnacle Bank (“Pinnacle”), have a fixed interest rate of 3.95% and are secured by a first lien deed of trust on the Company’s real property.

Long-term debt as of July 31, 2020 and October 31, 2019 consists of the following:

	July 31,	October 31,
	2020	2019
Virginia Real Estate Loan ($6.5 million original principal) payable in monthly installments of $31,812, including interest (at 3.95%), with final payment of $3,644,211 due May 1, 2024	$4,173,324	$4,580,173
North Carolina Real Estate Loan ($2.24 million original principal) payable in monthly installments of $10,963, including interest (at 3.95%), with final payment of $1,255,850 due May 1, 2024	1,067,894	1,328,450
Total long-term debt	5,241,218	5,908,623
Less current installments	308,979	738,955
Long-term debt, excluding current installments	$4,932,239	$5,169,668

On April 15, 2020, the Company obtained an unsecured PPP Loan through Pinnacle in the amount of $4,981,400. The loan was made through the SBA as part of the PPP under the CARES Act. The interest rate is fixed at 1.00% per year. Under the CARES Act, all or a portion of this loan may be forgiven if certain requirements are met. If the loan is not forgiven, the Company will pay principal and interest payments of $280,335 every month, beginning seven months from the effective date of the PPP Loan. The Company can repay the PPP Loan without any prepayment penalty. All remaining principal and accrued interest is due and payable two years from the effective date of the PPP Loan ( April 15, 2022). As of July 31, 2020, the current portion of the PPP Loan was $2,469,042 and the noncurrent portion was $2,512,358.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2020

(Unaudited)

On July 24, 2020, OCC terminated its Revolving Credit Note with Pinnacle and, along with its wholly owned subsidiaries, entered into a Loan and Security Agreement (“Loan Agreement”) with North Mill Capital LLC (“North Mill”). As part of the refinancing transaction, OCC also entered into a Revolving Credit Master Promissory Note with North Mill dated July 24, 2020 (the “Revolver”) and a Collateral Assignment of Patents and Trademarks (“Collateral Assignment”) dated July 24, 2020 along with certain other supporting ancillary documents.

Under the Loan Agreement, North Mill agreed to provide the Company with one or more advances in an amount up to: (a) 85% of the aggregate outstanding amount of eligible accounts (the “eligible accounts loan value”); plus (b) the lowest of (i) an amount up to 35% of the aggregate value of eligible inventory, (ii) $5,000,000, and (iii) an amount not to exceed 100% of the then outstanding eligible accounts loan value; minus (c) $1,500,000.

The maximum aggregate principal amount subject to the Revolver is $18,000,000. Interest accrues on the daily balance at the per annum rate of 1.5% above the Prime Rate in effect from time to time, but not less than 4.75% (the “Applicable Rate”). In the event of a default, interest may become 6% above the Applicable Rate. As of July 31, 2020, the Revolver accrued interest at the prime lending rate plus 1.5% (resulting in a 4.75% rate at July 31, 2020). The initial term of the Revolver is three years, with a termination date of July 24, 2023. After the initial term and unless otherwise terminated, the loan may be extended in one year periods subject to the agreement of North Mill.

The Revolver is secured by all of the following assets: properties, rights and interests in property of the Company whether now owned or existing, or hereafter acquired or arising, and wherever located; all accounts, equipment, commercial tort claims, general intangibles, chattel paper, inventory, negotiable collateral, investment property, financial assets, letter-of-credit rights, supporting obligations, deposit accounts, money or assets of the Company, which hereafter come into the possession, custody, or control of North Mill; all proceeds and products, whether tangible or intangible, of any of the foregoing, including proceeds of insurance covering any or all of the foregoing; any and all tangible or intangible property resulting from the sale, lease, license or other disposition of any of the foregoing, or any portion thereof or interest therein, and all proceeds thereof; and any other assets of the Company which may be subject to a lien in favor of North Mill as security for the obligations under the Loan Agreement.

Prior to the refinancing of the Revolver with North Mill Capital on July 24, 2020, the Revolving Credit Note with Pinnacle (as amended and modified) provided the Company with a $6.5 million revolving line of credit for its working capital needs. Under the Revolving Credit Note, Pinnacle provided the Company with one or more revolving loans in a collective maximum principal amount of $6.5 million. The Company could borrow, repay, and reborrow at any time or from time to time while the Revolving Credit Note was in effect.

As of July 31, 2020 the Company had $4.6 million of outstanding borrowings on its Revolver and $2.2 million in available credit. As of October 31, 2019, the Company had $5.7 million of outstanding borrowings on its Revolving Credit Note and $850,000 in available credit.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2020

(Unaudited)

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

Operating lease right-of-use assets of $1,349,149 were included in other assets at July 31, 2020. Operating lease liabilities of $327,869 and $1,030,929, respectively, were included in accounts payable and accrued expenses and other noncurrent liabilities at July 31, 2020. Operating lease expense recognized during the three month and nine month periods ended July 31, 2020 totaled $99,327 and $293,756, respectively.

The weighted average remaining lease term was 47.1 months and the weighted average discount rate was 5.1% as of July 31, 2020.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2020

(Unaudited)

The Company’s future payments due under operating leases reconciled to the lease liability are as follows:

Fiscal Year	Future Payments
2020 (1)	$96,681
2021	389,398
2022	389,807
2023	327,071
2024	274,132
Thereafter	26,370
Total undiscounted lease payments	1,503,459
Present value discount	(144,661)
Total operating lease liability	$1,358,798

(1) Remaining three months of fiscal year 2020.

For the three months and nine months ended July 31, 2020, cash paid for operating lease liabilities totaled $96,681 and $286,131, respectively. For the nine months ended July 31, 2020, right-of-use assets obtained in exchange for new operating lease liabilities totaled $1,462,817.

(8)	Fair Value Measurements

The carrying amounts reported in the condensed consolidated balance sheets as of July 31, 2020 and October 31, 2019 for cash, trade accounts receivable, income taxes refundable – current, other receivables, note payable to bank, revolver, note payable, SBA PPP Loan – current and accounts payable and accrued expenses, including accrued compensation and payroll taxes, approximate fair value because of the short maturity of these instruments. The carrying values of the Company’s note payable, SBA Loan – noncurrent, note payable, revolver - noncurrent and long-term debt approximate fair value based on similar long-term debt issues available to the Company as of July 31, 2020 and October 31, 2019. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2020

(Unaudited)

The following is a reconciliation of the numerators and denominators of the net loss per share computations for the periods presented:

	Three months ended		Nine months ended
	July 31,		July 31,
	2020	2019	2020	2019
Net loss (numerator)	$(1,433,830)	$(1,085,294)	$(5,714,899)	$(5,012,739)
Shares (denominator)	7,352,673	7,319,274	7,354,579	7,409,465
Basic and diluted net loss per share	$(0.20)	$(0.15)	$(0.78)	$(0.68)

Weighted average unvested shares for the three months and nine months ended July 31, 2020 totaling 173,115 and 125,877, respectively, while issued and outstanding, were not included in the computation of basic and diluted net loss per share for the three months and nine months ended July 31, 2020 (because to include such shares would have been antidilutive, or in other words, to do so would have reduced the net loss per share for those periods).

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

(10)	Segment Information and Business and Credit Concentrations

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not-for-profit organizations. Concentration of credit risk with respect to trade receivables is normally limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of July 31, 2020 have been adequately provided for in the condensed consolidated financial statements.

For the three months and nine months ended July 31, 2020, 16.1% and 13.7% of consolidated net sales were attributable to one customer. For the three months ended July 31, 2019, 15.1% of consolidated net sales was attributable to one customer. For the nine months ended July 31, 2019, 14.5% and 14.1% of consolidated net sales were attributable to two customers.

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

Nine Months Ended July 31, 2020

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

The Company recognizes revenue at the point in time when products are shipped or delivered from its manufacturing facility to its customer, in accordance with the agreed upon shipping terms.  Since the Company typically invoices the customer at the same time that performance obligations are satisfied, no contract assets are recognized. The Company’s contract liability represents advance consideration received from customers prior to transfer of the product.  This liability was $110,937 as of July 31, 2020 and $19,850 as of October 31, 2019.

Sales to certain customers are made pursuant to agreements that provide price adjustments and limited return rights with respect to the Company’s products.  The Company maintains a reserve for estimated future price adjustment claims, rebates and returns as a refund liability. The Company’s refund liability was $118,675 as of July 31, 2020 and $273,512 as of October 31, 2019.

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

Disaggregation of Revenue

The following table presents net sales attributable to the United States and all other countries in total for the three months and nine months ended July 31, 2020 and 2019:

	Three months ended		Nine months ended
	July 31		July 31
	2020	2019	2020	2019
United States	$11,086,545	$14,421,221	$33,432,451	$43,460,603
Outside the United States	2,552,624	2,945,847	7,957,542	9,614,308
Total net sales	$13,639,169	$17,367,068	$41,389,993	$53,074,911

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2020

(Unaudited)

(12)	Contingencies

From time to time, the Company is involved in various claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The COVID-19 pandemic has had a significant impact on businesses and individuals in the United States and globally. Actions taken by governments and private industry to limit the spread of the disease have resulted in an unprecedented disruption of normal activities as businesses have been forced to shut down or operate on a limited basis. The Company is obligated and continues to operate during the COVID-19 pandemic because the Company’s workforce is classified a “Defense Industrial Base Essential Critical Infrastructure Workforce” under guidelines from the U.S. Department of Defense and an “Essential Critical Infrastructure Workforce” under guidelines by the U.S. Department of Homeland Security, Cybersecurity and Infrastructure Security Agency (CISA).

While continuing to operate, the Company has been negatively impacted by the COVID-19 pandemic: revenues in its markets, production volumes and operations and access to capital markets have all been negatively impacted. The Company also experienced some minor disruptions in its supply chain as well as delays in cash receipts from customers.

The Company made a number of changes to business operations in response to the COVID-19 pandemic, including: severely limiting business travel and face-to-face meetings, having a portion of its non-manufacturing employees work remotely, and implementing strict social distancing, symptom self-assessments and mask protocols within its facilities.

The extent to which the COVID-19 pandemic will affect the Company in the future will depend on ongoing developments, which are highly uncertain and cannot be reasonably predicted, including, but not limited to, the duration and severity of the outbreak, the timing and extent of the easing of restrictions on businesses and individuals, the timing of recovery in certain of the Company’s markets, the potential for a resurgence of the virus, as well as a variety of other unknowable factors. The longer the various impacts of COVID-19 persist, the greater the potential negative financial effects on the Company.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to known and unknown variables, uncertainties, contingencies and risks that may cause actual events or results to differ materially from our expectations. Such known and unknown variables, uncertainties, contingencies and risks (collectively, “factors”) may also adversely affect Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”), the Company’s future results of operations and future financial condition, and/or the future equity value of the Company. Factors that could cause or contribute to such differences from our expectations or that could adversely affect the Company include, but are not limited to: the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate and/or government spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber, copper, gold and other precious metals, plastics and other materials); fluctuations in transportation costs; our dependence on customized equipment for the manufacture of certain of our products in certain production facilities; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing in one or more of the markets in which we participate, including the impact of increased competition; our dependence on a limited number of suppliers for certain product components; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in any litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in any regulatory reviews and audits and potential regulatory reviews and audits; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences for competing technologies relative to our product offering; economic conditions that affect the telecommunications sector, the data communications sector, certain technology sectors and/or certain industry market sectors (for example, mining, oil & gas, military, and wireless carrier industry market sectors); economic conditions that affect U.S.-based manufacturers; economic conditions or changes in relative currency strengths (for example, the strengthening of the U.S. dollar relative to certain foreign currencies) and import and/or export tariffs imposed by the U.S. and other countries that affect certain geographic markets, industry market sector, and/or the economy as a whole; changes in demand for our products from certain competitors for which we provide private label connectivity products; changes in the mix of products sold during any given period (due to, among other things, seasonality or varying strength or weaknesses in particular markets in which we participate) which may impact gross profits and gross profit margins or net sales; variations in orders and production volumes of hybrid cables (fiber and copper) with high copper content, which tend to have lower gross profit margins; significant variations in sales resulting from high volatility, timing of large sales orders, and high sales concentration among a limited number of customers in certain markets, particularly the wireless carrier market; terrorist attacks or acts of war, any current or potential future military conflicts, and acts of civil unrest; changes in the level of military spending or other spending by the United States government, including, but not limited to reductions in government spending due to automatic budget cuts or sequestration; ability to recruit and retain key personnel; poor labor relations; the impact of cybersecurity risks and incidents and the related actual or potential costs and consequences of such risks and incidents, including costs to limit such risks; the impact of data privacy laws and the General Data Protection Regulation and the related actual or potential costs and consequences; the impact of changes in accounting policies and related costs of compliance, including changes by the Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board (“PCAOB”), the Financial Accounting Standards Board (“FASB”), and/or the International Accounting Standards Board (“IASB”); our ability to continue to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; the impact of changes and potential changes in federal laws and regulations adversely affecting our business and/or which result in increases in our direct and indirect costs, including our direct and indirect costs of compliance with such laws and regulations; rising healthcare costs; the impact of the Patient Protection and Affordable Care Act of 2010, the Health Care and Education Reconciliation Act of 2010, and any revisions to those acts that apply to us and the related legislation and regulation associated with those acts, which directly or indirectly result in increases to our costs; the impact of changes in state or federal tax laws and regulations increasing our costs and/or impacting the net return to investors owning our shares; any changes in the status of our compliance with covenants with our lenders; our continued ability to maintain and/or secure future debt financing and/or equity financing to adequately finance our ongoing operations; the impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, making investments in or with, and/or acquiring parties that compete with and/or have conflicts with our customers; voluntary or involuntary delisting of the Company’s common stock from any exchange on which it is traded; the deregistration by the Company from SEC reporting requirements as a result of the small number of holders of the Company’s common stock; adverse reactions by customers, vendors or other service providers to unsolicited proposals regarding the ownership or management of the Company; the additional costs of considering, responding to and possibly defending our position on unsolicited proposals regarding the ownership or management of the Company; impact of weather, natural disasters or epidemic or pandemic diseases (such as disease caused by COVID-19) in the areas of the world in which we operate, market our products and/or acquire raw materials; an increase in the number of shares of the Company’s common stock issued and outstanding; economic downturns generally and/or in one or more of the markets in which we operate; changes in market demand, exchange rates, productivity, market dynamics, market confidence, macroeconomic and/or other economic conditions in the areas of the world in which we operate and market our products; and our success in managing the risks involved in the foregoing.

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

OCC continues to operate during the COVID-19 pandemic because our workforce is classified a “Defense Industrial Base Essential Critical Infrastructure Workforce” under guidelines from the U.S. Department of Defense and an “Essential Critical Infrastructure Workforce” under guidelines by the U.S. Department of Homeland Security, Cybersecurity and Infrastructure Security Agency (CISA).

While continuing to operate, we have been negatively impacted by the COVID-19 pandemic: revenues in our markets, production volumes and operations, and access to capital have all been negatively impacted. OCC also experienced some minor disruptions in its supply chain as well as delays in cash receipts from customers.

As of July 31, 2020, our facilities continue to operate at reduced production levels with personnel levels similar to those prior to the COVID-19 pandemic.

OCC made a number of changes to business operations in response to the COVID-19 pandemic, including: severely limiting business travel and face-to-face meetings, having a portion of its non-manufacturing employees work remotely, and implementing strict social distancing, symptom self-assessments and mask protocols within its facilities. We are following or exceeding all Centers for Disease Control and Prevention (“CDC”) and public officials’ guidelines. We continue to take precautionary measures, make contingency plans and improve our response to the developing situation. We have assembled a team charged with overseeing our efforts to ensure the health and safety of all employees while continuing to supply product to our customers. That team constantly monitors the latest CDC, Federal, state and other regulatory guidance, works to secure personal protective equipment, finds new ways to help mitigate risk, and identifies opportunities for us to exceed recommendations.

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

Net sales for our fourth quarter will likely be negatively impacted and this trend could continue until the pandemic subsides and macroeconomics, particularly in the United States, return to normal. At this time, it is uncertain how long the pandemic and its impact on our net sales will continue and, as a result, we may see additional impacts into fiscal year 2021.  As the impact of COVID-19 evolves, we will continue to evaluate our financial position and liquidity needs in light of future developments.

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

Summary of Company Performance for Third Quarter of Fiscal Year 2020

●

Consolidated net sales for the third quarter of fiscal year 2020 were $13.6 million, down 21.5% compared to $17.4 million for the same period last year, as sales continued to be negatively impacted due to the COVID-19 pandemic. Sequentially, net sales decreased 8.2% in the third quarter of fiscal year 2020, compared to net sales of $14.9 million for the second quarter of fiscal year 2020.

●

Gross profit was $3.5 million in the third quarter of fiscal year 2020, a decrease of 22.7% compared to $4.5 million for the third quarter of fiscal year 2019. Sequentially, gross profit decreased 13.1% in the third quarter of fiscal year 2020, compared to gross profit of $4.0 million for the second quarter of fiscal year 2020.

●	Gross profit margin (gross profit as a percentage of net sales) was 25.5% during the third quarter of fiscal year 2020, compared to 25.9% for the third quarter of fiscal year 2019.

●	SG&A expenses decreased 15.8% to $4.6 million during the third quarter of fiscal year 2020, compared to $5.4 million during the third quarter of fiscal year 2019.

●	Net loss was $1.4 million, or $0.20 per share, during the third quarter of fiscal year 2020, compared to $1.1 million, or $0.15 per share, for the comparable period last year.

●	We refinanced our revolving credit facility formerly with Pinnacle Bank through North Mill Capital on July 24, 2020, providing additional flexibility for our working capital needs.

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

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended			Nine Months Ended
	July 31,		Percent	July 31,		Percent
	2020	2019	Change	2020	2019	Change
Net sales	$13,639,000	$17,367,000	(21.5)%	$41,390,000	$53,075,000	(22.0)%
Gross profit	3,472,000	4,491,000	(22.7)%	9,873,000	13,363,000	(26.1)%
SG&A expenses	4,560,000	5,418,000	(15.8)%	14,934,000	17,969,000	(16.9)%
Net loss	(1,434,000)	(1,085,000)	32.1%	(5,715,000)	(5,013,000)	14.0%

Three Months Ended July 31, 2020 and 2019

Net Sales

Consolidated net sales for the third quarter of fiscal year 2020 were $13.6 million, a decrease of 21.5%, compared to net sales of $17.4 million for the same period last year. We experienced a decrease in net sales in both our enterprise and specialty markets, including the wireless carrier market, in the third quarter of fiscal year 2020, compared to the same period last year.

We believe net sales during the third quarter of fiscal year 2020 were negatively impacted by the COVID-19 pandemic as certain businesses limited operations and/or reduced or delayed product purchases.

Net sales to customers in the United States decreased 23.1% and net sales to customers outside of the United States decreased 13.4% in the third quarter of fiscal year 2020, compared to the same period last year.  The decreases, we believe, were a result of the COVID-19 pandemic and its effects on our customers.  Specifically, we have seen certain projects in our sales pipeline that we believe have been put on hold temporarily as a result of the impact COVID-19 is having on our customers and end-users.  We expect that once the impact of COVID-19 on our customers and end-users declines, we will begin to see a positive impact on our net sales.

Sequentially, net sales decreased 8.2% in the third quarter of fiscal year 2020, compared to net sales of $14.9 million for the second quarter of fiscal year 2020, with decreases in our enterprise markets and military markets, partially offset by slight increases in certain specialty markets, including the wireless carrier market.

Gross Profit

Our gross profit was $3.5 million in the third quarter of fiscal year 2020, a decrease of 22.7% compared to gross profit of $4.5 million in the third quarter of fiscal year 2019. Gross profit margin, or gross profit as a percentage of net sales, was 25.5% in the third quarter of fiscal year 2020 compared to 25.9% in the third quarter of fiscal year 2019. Sequentially, gross profit decreased 13.1% in the third quarter of fiscal year 2020 compared to the second quarter of fiscal year 2020.

Our gross profit margins tend to be higher when we achieve higher net sales levels, as certain fixed manufacturing costs are spread over higher sales. This operating leverage, which is beneficial at higher sales levels, was the primary factor putting downward pressure on our gross profit margin during the third quarter of fiscal year 2020, as fixed costs were spread over lower sales.

During fiscal year 2019, we took actions to reduce employee related costs in cost of goods sold anticipated to create savings during fiscal year 2020. We believe many benefits of these actions were attained during the third quarter of fiscal year 2020, and expect the benefits will be more fully realized as sales increase.

Selling, General, and Administrative Expenses

SG&A expenses decreased 15.8% to $4.6 million during the third quarter of fiscal year 2020, compared to $5.4 million for the same period last year. SG&A expenses as a percentage of net sales were 33.4% in the third quarter of fiscal year 2020, compared to 31.2% in the third quarter of fiscal year 2019.

The decrease in SG&A expenses during the third quarter of fiscal year 2020 compared to the same period last year was primarily the result of decreases in employee related costs totaling $430,000, decreases in travel expenses totaling $154,000, decreases in shipping costs totaling $122,000 and decreases in marketing expenses totaling $121,000. Included in employee related costs are employee incentives and commissions which decreased due to the financial results during the third quarter of fiscal year 2020 and decreases in compensation costs primarily due to terminations, net of new hires. Shipping costs decreased due to the decrease in net sales in the third quarter of fiscal year 2020 compared to the same period last year. Both marketing and travel expenses decreased due to the decline/halt in business travel and cancellation of tradeshows during the third quarter of fiscal year 2020 due to the COVID-19 pandemic. The decreases in employee related costs, shipping costs, marketing expenses and travel expenses were partially offset by increases in legal and professional fees totaling $139,000 primarily due to non-capitalizable fees associated with legal advice related to, among other things, various financing strategies under consideration by us as well as certain related professional services.

Royalty Expense, Net

We recognized royalty expense, net of royalty income, totaling $193,000 during the third quarter of fiscal year 2020 compared to $216 during the third quarter of fiscal year 2019. Royalty expense and/or income may fluctuate based on sales of related licensed products and estimates of amounts for non-licensed product sales, if any.

Amortization of Intangible Assets

We recognized $11,000 of amortization expense, associated with intangible assets, during the third quarter of fiscal year 2020, compared to $10,000 during the third quarter of fiscal year 2019.

Other Expense, Net

We recognized other expense, net in the third quarter of fiscal year 2020 of $137,000 compared to $136,000 in the third quarter of fiscal year 2019. Other expense, net is comprised primarily of interest expense together with other miscellaneous items.

Loss Before Income Taxes

We reported a loss before income taxes of $1.4 million for the third quarter of fiscal year 2020, compared to $1.1 million for the third quarter of fiscal year 2019. The increase was primarily due to the decrease in gross profit of $1.0 million, partially offset by the decrease in SG&A expenses of $858,000 compared to the same period in fiscal year 2019.

Income Tax Expense

Income tax expense totaled $5,000 in the third quarter of fiscal year 2020, compared to $13,000 in the third quarter of fiscal year 2019. Our effective tax rate was less than negative one percent for the third quarters of both fiscal years 2020 and 2019.

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

Net Loss

Net loss for the third quarter of fiscal year 2020 was $1.4 million compared to $1.1 million for the third quarter of fiscal year 2019. This increase was primarily due to the increase in loss before income taxes of $356,000.

Nine Months Ended July 31, 2020 and 2019

Net Sales

Consolidated net sales for the first nine months of fiscal year 2020 were $41.4 million, compared to net sales of $53.1 million for the same period last year, a decrease of 22.0%. We experienced a decrease in net sales in both our enterprise and specialty markets in the first nine months of fiscal year 2020, compared to the same period last year. The decrease in net sales when comparing the two periods is primarily due to the fact that we recognized net sales totaling, in the aggregate, approximately $7.5 million as the result of a number of large orders for one customer in the first nine months of fiscal year 2019 that did not recur at the same levels in the first nine months of fiscal year 2020. Net sales to this customer totaled, in the aggregate, $1.9 million in the first nine months of fiscal year 2020, for a total decrease in sales to this customer of $5.6 million.

We also believe net sales during the first nine months of fiscal year 2020 was negatively impacted by the COVID-19 pandemic which ceased or significantly reduced operations of many businesses, including OCC customers and suppliers, beginning in March 2020 and continuing to the present.  Specifically, we have seen certain projects in our sales pipeline that we believe have been put on hold temporarily as a result of the impact COVID-19 is having on our customers and end-users.  We expect that once the impact of COVID-19 on our customers and end-users declines, we will begin to see a positive impact on our net sales.  Excluding the one domestic customer mentioned above, consolidated net sales would have decreased 13.4% during the first nine months of fiscal year 2020 compared to the same period last year.

Net sales to customers in the United States decreased 23.1% in the first nine months of fiscal year 2020 compared to the same period last year, primarily due to the $5.6 million decrease in net sales to the one domestic customer and the impact on net sales of the COVID-19 pandemic and its effects on our customers in the first nine months of fiscal year 2020 compared to the same period last year. Net sales to customers outside of the United States decreased 17.2% we believe as a result of the COVID-19 pandemic and its effects on our customers.

Gross Profit

Our gross profit was $9.9 million in the first nine months of fiscal year 2020, a decrease of 26.1% compared to gross profit of $13.4 million in the first nine months of fiscal year 2019. Gross profit margin, or gross profit as a percentage of net sales, was 23.9% in the first nine months of fiscal year 2020 compared to 25.2% in the first nine months of fiscal year 2019.

Our gross profit margins tend to be higher when we achieve higher net sales levels, as certain fixed manufacturing costs are spread over higher sales. This operating leverage, which is beneficial at higher sales levels, was the primary factor putting downward pressure on our gross profit margin during the first nine months of fiscal year 2020, as fixed costs were spread over lower sales.

During fiscal year 2019, we took actions to reduce employee related costs in cost of goods sold anticipated to create savings during fiscal year 2020. We believe many benefits of these actions were attained during the first nine months of fiscal year 2020, and expect the benefits will be more fully realized as sales increase.

Selling, General, and Administrative Expenses

SG&A expenses decreased 16.9% to $14.9 million for the first nine months of fiscal year 2020 from $18.0 million for the same period last year. SG&A expenses as a percentage of net sales were 36.1% in the first nine months of fiscal year 2020 compared to 33.9% in the first nine months of fiscal year 2019.

The decrease in SG&A expenses during the first nine months of fiscal year 2020 compared to the first nine months of fiscal year 2019 was primarily the result of decreases in employee related costs totaling $2.2 million, decreases in shipping costs totaling $336,000, decreases in marketing expenses totaling $288,000 and decreases in travel expenses totaling $366,000. Included in employee related costs are employee incentives and commissions which decreased due to the financial results during the first nine months of fiscal year 2020 and decreases in compensation costs primarily due to terminations, net of new hires. Shipping costs decreased due to the decrease in net sales in the first nine months of fiscal year 2020 when compared to the same period last year. Both marketing and travel expenses decreased due to the decline/halt in business travel and cancellation of a number of tradeshows during the first nine months of fiscal year 2020 due to the COVID-19 pandemic. The decreases in employee related costs, shipping costs, marketing expenses and travel expenses were partially offset by an increase in bad debt expense totaling $377,000 due to concerns about collectability of certain customer accounts during this unprecedented COVID-19 pandemic environment and increases in legal and professional fees totaling $210,000 primarily due to non-capitalizable fees associated with legal advice related to, among other things, various financing strategies under consideration by us as well as certain related professional services.

Royalty Income (Expense), Net

We recognized royalty expense, net of royalty income, totaling $208,000 during the first nine months of fiscal year 2020, compared to royalty income, net of royalty and related expenses totaling $1,000 during the same period last year. Royalty expense and/or income may fluctuate based on sales of licensed products and estimates of amounts for non-licensed product sales, if any.

Amortization of Intangible Assets

We recognized $31,000 of amortization expense, associated with intangible assets, for the first nine months of fiscal year 2020, compared to $28,000 during the first nine months of fiscal year 2019.

Other Expense, Net

We recognized other expense, net in the first nine months of fiscal year 2020 of $400,000 compared to $389,000 in the first nine months of fiscal year 2019. Other expense, net is comprised primarily of interest expense together with other miscellaneous items.

Loss Before Income Taxes

We reported a loss before income taxes of $5.7 million for the first nine months of fiscal year 2020 compared to $5.0 million for the first nine months of fiscal year 2019. This increase was primarily due to the decrease in gross profit of $3.5 million, partially offset by the decrease in SG&A expenses of $3.0 million in the first nine months of fiscal year 2020, compared to the same period in fiscal year 2019.

Income Tax Expense (Benefit)

Income tax expense totaled $15,000 in the first nine months of fiscal year 2020 compared to income tax benefit of $9,000 for the same period in fiscal year 2019. Our effective tax rate for the first nine months of fiscal year 2020 was less than negative one percent compared to less than one percent for the first nine months of fiscal year 2019.

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

Net Loss

Net loss for the first nine months of fiscal year 2020 was $5.7 million compared to a net loss of $5.0 million for the first nine months of fiscal year 2019. This increase was primarily due to the increase in loss before income taxes of $678,000 in the first nine months of fiscal year 2020, compared to the same period in fiscal year 2019.

Financial Condition

Total assets decreased $3.2 million, or 8.0%, to $36.9 million at July 31, 2020, from $40.1 million at October 31, 2019. This decrease was primarily due to a $3.5 million decrease in trade accounts receivable, net, and a $966,000 decrease in inventories, partially offset by an increase of $1.9 million in other assets, net resulting primarily from the addition of right-to-use assets of $1.3 million related to the adoption of ASC 842. The decrease in trade accounts receivable, net largely resulted from the decrease in net sales in the third quarter of fiscal year 2020 when compared to the fourth quarter of fiscal year 2019. Inventories decreased largely as the result of the timing of certain raw material purchases as well as lower replenishment rates due to lower sales and the timing of sales of stock inventory.

Total liabilities increased $2.4 million, or 12.8%, to $21.3 million at July 31, 2020, from $18.9 million at October 31, 2019. The increase in total liabilities was primarily due to the $5.0 million PPP Loan obtained in April 2020 and an increase of $1.6 million in other noncurrent liabilities resulting from the addition of an operating lease liability of $1.4 million related to the adoption of ASC 842, partially offset by a decrease in accounts payable and accrued expenses, including accrued compensation and payroll taxes, totaling $2.4 million, primarily resulting from the timing of raw material purchases and certain vendor payments, and net repayments on our revolvers totaling $1.1 million.

Total shareholders’ equity at July 31, 2020 decreased $5.6 million in the first nine months of fiscal year 2020. The decrease resulted primarily from a net loss of $5.7 million.

Liquidity and Capital Resources

Our primary capital needs have been to fund working capital requirements and to make principal payments on long-term debt. Our primary source of capital for these purposes has been existing cash, cash provided by operations, borrowings under our revolving credit facilities and the proceeds from our PPP Loan.

Our cash totaled $999,000 as of July 31, 2020, an increase of $461,000, compared to $537,000 as of October 31, 2019. The increase in cash for the nine months ended July 31, 2020 primarily resulted from proceeds received from the PPP Loan totaling $5.0 million, partially offset by net cash used in operating activities of $2.4 million, capital expenditures totaling $95,000 and net repayments on our revolver and long-term debt totaling $1.7 million.

On July 31, 2020, we had working capital of $17.7 million compared to $15.8 million on October 31, 2019. The ratio of current assets to current liabilities as of July 31, 2020 was 3.3 to 1.0 compared to 2.2 to 1.0 as of October 31, 2019. The increase in working capital and in the current ratio was primarily due to the $2.4 million decrease in accounts payable and accrued expenses, including accrued compensation and payroll taxes, and the payment of the $5.7 million balance on our Revolving Credit note with Pinnacle upon the refinancing with North Mill, partially offset by the $3.5 million decrease in trade accounts receivable, net, the $966,000 decrease in inventories and the $2.5 million increase in note payable, SBA PPP loan - current which reflects the portion of our PPP Loan that would be required to be repaid within twelve months if not otherwise forgiven or extended by pending or future legislation.

As of July 31, 2020 and October 31, 2019, we had outstanding loan balances under our revolving credit facilities totaling $4.6 million and $5.7 million, respectively. As of July 31, 2020 and October 31, 2019, we had outstanding loan balances, excluding our revolving credit facility, totaling $10.2 million and $5.9 million, respectively.

Net Cash

Net cash used in operating activities was $2.4 million in the first nine months of fiscal year 2020, compared to $47,000 in the first nine months of fiscal year 2019. Net cash used in operating activities during the first nine months of fiscal year 2020 primarily resulted from the cash flow impact of increases in accounts payable and accrued expenses, including accrued compensation and payroll taxes, totaling $2.9 million, partially offset by decreases in the cash flow impact of trade accounts receivable, net totaling $3.1 million, decreases in inventories totaling $966,000 and certain adjustments to reconcile a net loss of $5.7 million to net cash used in operating activities including depreciation and amortization of $1.1 million, bad debt expense of $432,000 and share-based compensation of $102,000.

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

Net cash used in investing activities totaled $131,000 in the first nine months of fiscal year 2020, compared to $541,000 in the first nine months of fiscal year 2019. Net cash used in investing activities during the first nine months of fiscal years 2020 and 2019 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment.

Net cash provided by financing activities totaled $3.0 million in the first nine months of fiscal year 2020, compared to $1.5 million in the first nine months of fiscal year 2019. Net cash provided by financing activities in the first nine months of fiscal year 2020 resulted from proceeds received from a PPP Loan totaling $5.0 million and advances on our revolving lines of credit totaling $5.9 million, partially offset by payments on our revolving lines of credit totaling $7.0 million, principal payments on long-term debt totaling $667,000 and deferred financing costs of $214,000. Net cash provided by financing activities in the first nine months of fiscal year 2019 resulted primarily from proceeds from a note payable to our bank under our line of credit, net of repayments, totaling $2.7 million, partially offset by payroll taxes withheld and remitted totaling $943,000 related to vesting of operational performance-based restricted stock, and principal payments on long-term debt totaling $195,000.

We have a plan (the “Repurchase Plan”), approved by our Board of Directors on July 14, 2015, to purchase and retire up to 400,000 shares of our common stock, or approximately 6.0% of the shares then outstanding. When the Repurchase Plan was approved, we had anticipated that the purchases would be made over a 24- to 36-month period, but there was no definite time period for repurchase or plan expiration.  As of July 31, 2020 we had 398,400 shares remaining to purchase under this Repurchase Plan, and we have made no specific determination whether and over what period these shares may or may not be purchased.  Until future notice, we have suspended the Repurchase Plan and have no current plans to repurchase and retire our common stock.

Credit Facilities

We have credit facilities consisting of a real estate term loan, as amended and restated (the “Virginia Real Estate Loan”), a supplemental real estate term loan, as amended and restated (the “North Carolina Real Estate Loan”), a Revolving Credit Master Promissory Note and related agreements (collectively, the “Revolver”) and a PPP Loan implemented by the SBA.

Both the Virginia Real Estate Loan and the North Carolina Real Estate Loan are with Pinnacle Bank (“Pinnacle”), have a fixed interest rate of 3.95% and are secured by a first lien deed of trust on our real property.

On April 15, 2020, we obtained an unsecured PPP Loan through Pinnacle in the amount of $5.0 million. The loan was made through the SBA as part of the PPP under the CARES Act. The interest rate is fixed at 1.00% per year. Under the CARES Act, all or a portion of this loan may be forgiven if certain requirements are met. If the loan is not forgiven, we will pay principal and interest payments of $280,335 every month, beginning seven months from the effective date of the PPP Loan. We can repay the PPP Loan without any prepayment penalty. All remaining principal and accrued interest is due and payable two years from the effective date of the PPP Loan.

On July 24, 2020, we terminated our Revolving Credit Note with Pinnacle and, along with our wholly owned subsidiaries, entered into a Loan and Security Agreement (“Loan Agreement”) with North Mill.  As part of the refinancing transaction, we also entered into a Revolving Credit Master Promissory Note with North Mill dated July 24, 2020 (the “Revolver”) and a Collateral Assignment of Patents and Trademarks (“Collateral Assignment”) dated July 24, 2020 along with certain other supporting ancillary documents.

Under the Loan Agreement, North Mill agreed to provide us with one or more advances in an amount up to: (a) 85% of the aggregate outstanding amount of eligible accounts (the “eligible accounts loan value”); plus (b) the lowest of (i) an amount up to 35% of the aggregate value of eligible inventory, (ii) $5,000,000, and (iii) an amount not to exceed 100% of the then outstanding eligible accounts loan value; minus (c) $1,500,000.

The maximum aggregate principal amount subject to the Revolver is $18,000,000. Interest accrues on the daily balance at the per annum rate of 1.5% above the Prime Rate in effect from time to time, but not less than 4.75% (the “Applicable Rate”). In the event of a default, interest may become 6.0% above the Applicable Rate. As of July 31, 2020, the Revolver accrued interest at the prime lending rate plus 1.5% (resulting in a 4.75% rate at July 31, 2020). The initial term of the Revolver is three years, with a termination date of July 24, 2023. After the initial term and unless otherwise terminated, the loan may be extended in one year periods subject to the agreement of North Mill.

The Revolver is secured by all of the following assets: properties, rights and interests in property of the Company whether now owned or existing, or hereafter acquired or arising, and wherever located; all accounts, equipment, commercial tort claims, general intangibles, chattel paper, inventory, negotiable collateral, investment property, financial assets, letter-of-credit rights, supporting obligations, deposit accounts, money or assets of the Company, which hereafter come into the possession, custody, or control of North Mill; all proceeds and products, whether tangible or intangible, of any of the foregoing, including proceeds of insurance covering any or all of the foregoing; any and all tangible or intangible property resulting from the sale, lease, license or other disposition of any of the foregoing, or any portion thereof or interest therein, and all proceeds thereof; and any other assets of the Company which may be subject to a lien in favor of North Mill as security for the obligations under the Loan Agreement.

Prior to the refinancing of the Revolver with North Mill on July 24, 2020, the Revolving Credit Note with Pinnacle (as amended and modified) provided us with a $6.5 million revolving line of credit for our working capital needs. Under the Revolving Credit Note, Pinnacle provided us with one or more revolving loans in a collective maximum principal amount of $6.5 million. We could borrow, repay, and reborrow at any time or from time to time while the Revolving Credit Note was in effect.

As of July 31, 2020, we had $4.6 million of outstanding borrowings on our Revolver and $2.2 million in available credit.

Capital Expenditures

We did not have any material commitments for capital expenditures as of July 31, 2020. During our 2020 fiscal year budgeting process, we included an estimate for capital expenditures of $1.5 million for the year. We anticipate these expenditures, to the extent made, will be funded out of our working capital or borrowings, including under our credit facility. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Historically, we have spent less than our budgeted capital expenditures in most fiscal years and expect that to be the trend during the remainder of fiscal year 2020.

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

Seasonality

We typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year. We believe this historical seasonality pattern is generally indicative of an overall trend and reflective of the buying patterns and budgetary considerations of our customers. However, this pattern may be substantially altered during any quarter or year, as was the case in fiscal years 2019 and 2018, by the quarterly and annual volatility of orders received for the wireless carrier market, the timing of larger projects, timing of orders from larger customers, other economic factors impacting our industry or impacting the industries of our customers and end-users, and macroeconomic conditions. Along these same lines, we believe our seasonality pattern in fiscal year 2020 has been, and will continue to be, impacted by the COVID-19 pandemic, resulting in lower net sales in the second half of the fiscal year than would typically be anticipated when compared to net sales levels in the first half of the fiscal year. Consequently, while we believe seasonality may be a factor that impacts our quarterly net sales results, particularly when excluding the volatility of sales in the wireless carrier market, we are not able to reliably predict net sales based on seasonality because these other factors can also substantially impact our net sales patterns during the year. Our trend for the last three fiscal years has been that an average of approximately 50%, 51% and 48% of our total net sales occurred during the first half of fiscal years 2019, 2018 and 2017, respectively, and an average of approximately 50%, 49% and 52% of our total net sales occurred during the second half of fiscal years 2019, 2018 and 2017, respectively.

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

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2019 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2019 Form 10-K did not change during the period from November 1, 2019 through July 31, 2020 other than to reflect changes required by the adoption of ASC 842 related to leases and ASU 2018-07 related to stock compensation.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases. The FASB has subsequently issued amendments to the initial guidance under ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, “ASC 842”). ASC 842 requires the recognition of a separate lease liability representing the required lease payments over the lease term and a separate lease asset representing the right to use the underlying asset during the same lease term. Additionally, ASC 842 provides clarification regarding the identification of certain components of contracts that would represent a lease as well as requires additional disclosures in the notes to the financial statements. We adopted ASC 842 effective November 1, 2019.  Upon adoption, we recorded right-of-use assets and lease liabilities relating to operating leases of $138,834 and $139,367, respectively.  Unamortized deferred rent liability balances were eliminated such that no cumulative effect adjustment to the opening balance of retained earnings was required.

In June 2018, the FASB issued Accounting Standards Update 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). We adopted ASU 2018-07 effective November 1, 2019.  The adoption did not have a material impact on our opening balance of retained earnings, results of operations, financial position or liquidity or our related financial statement disclosures.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2020. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2020, and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended July 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

4.28

Loan and Security Agreement dated July 24, 2020 by and among Optical Cable Corporation along with its subsidiaries Applied Optical Systems, Inc., and Centric Solutions LLC, and North Mill Capital LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 30, 2020).

4.29

Revolving Credit Master Promissory Note dated July 24, 2020 by Optical Cable Corporation along with its subsidiaries Applied Optical Systems, Inc., and Centric Solutions LLC in favor of North Mill Capital LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 30, 2020).

4.30	Payoff Letter from Pinnacle Bank to North Mill Capital LLC and Optical Cable Corporation (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated July 30, 2020).

10.1*	Optical Cable Corporation 2011 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2011).

10.2*	Optical Cable Corporation Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 27, 2013).

10.3*	Optical Cable Corporation Second Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed March 4, 2015).

10.4*	Optical Cable Corporation 2017 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed March 13, 2017).

10.5*

Form of time vesting award agreement under the Optical Cable Corporation 2005 Stock Incentive Plan, 2011 Stock Incentive Plan and Amended and Restated 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2006 filed June 14, 2006).

PART II.  OTHER INFORMATIOn

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

PART II.  OTHER INFORMATIOn

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at July 31, 2020 and October 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended July 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended July 31, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2020 and 2019, and (v) Condensed Notes to Condensed Consolidated Financial Statements. FILED HEREWITH.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: September 10, 2020	By:	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: September 10, 2020	By:	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial Officer