Form 10-K
period 2020-10-31
OPTICAL CABLE CORP
filed 2020-12-21
CIK 1000230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
Form 10-K
 ________________________________________________

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2020

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes   ☐    No  ☒

The aggregate market value of the registrant’s Common Stock, no par value, held by non-affiliates of the registrant (without admitting any person whose shares are not included in determining such value is an affiliate) as of April 30, 2020, the last business day of the Company’s most recent second quarter was $13,999,250 based upon the closing price of these shares as reported by the Nasdaq Global Market on April 30, 2020.

As of December 11, 2020, the Company had outstanding 7,536,116 common shares.

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

OCC products include fiber optic and copper cabling, hybrid cabling (which includes fiber optic and copper elements in a single cable), fiber optic and copper connectors, specialty fiber optic, copper and hybrid connectors, fiber optic and copper patch cords, pre-terminated fiber optic and copper cable assemblies, racks, cabinets, datacom enclosures, fiber optic and copper patch panels, face plates, multimedia boxes, fiber optic reels and accessories and other cable and connectivity management accessories. Our products are designed to meet the most demanding needs of end-users, delivering a high degree of reliability and outstanding performance characteristics. During the past two years, OCC has been granted nine patents for innovative designs of fiber optic and copper connectivity and fiber optic cable.

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

Competitive Business Conditions, Positions in the Industry and Methods of Competition

The fiber optic and copper data communications cables and connectivity enterprise markets and other short- to moderate-distance markets are highly competitive. Our fiber optic cable product lines compete with products of large fiber optic cable manufacturers such as Corning Incorporated, Berk-Tek Cable (part of Leviton Manufacturing Co., Inc.), CommScope Holding Company, Inc., OFS Fitel, LLC (part of the Furukawa Electric Company), AFL (a subsidiary of Fujikura Ltd.), Hitachi Cable America Inc., Belden Inc., Prysmian Group (including General Cable), and others, some of which manufacture optical fiber. Our copper cable product lines compete with products of large copper cable manufacturers such as Prysmian Group (including General Cable), Belden Inc., Berk-Tek Cable (part of Leviton Manufacturing Co., Inc.), CommScope Holding Company, Inc., Hitachi Cable America Inc., Superior Essex (part of LS Cable & System) and others. Our fiber optic and copper connectivity product lines compete with products of large fiber optic and copper connectivity manufacturers such as CommScope Holding Company, Inc., Corning Incorporated, Leviton Manufacturing Co., Inc., Legrand S.A. (including Ortronics), Panduit Corp. and others. Our harsh environment and specialty connectivity product lines compete with products of Corning Incorporated, Amphenol Corporation (including AFSI), Delphi and others.

Some of our competitors are more established, benefit from greater market recognition and have much greater financial, research and development, production and marketing resources than we do. Competition could increase if new companies enter the market or if existing competitors expand their product lines.

Compliance with Environmental Laws

We are not aware of any material violations at our facilities of any local, state or federal environmental laws. We have not incurred any material expenditures related to environmental compliance during our 2020 fiscal year. We believe that we have materially complied with all applicable environmental regulations.

Customers and End-Users

We have a global customer base, selling in approximately 50 countries in fiscal year 2020.

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

Employees and Human Capital Resources

As of October 31, 2020, we employed a total of 317 persons (excluding independent sales representatives and firms). Our employees are all located in the United States and are not represented by unions. We have experienced no work stoppages and we continue to take steps we believe appropriate to ensure our employee relations are good.

We continue to monitor our demand for skilled and unskilled labor and provide training and competitive compensation packages in an effort to attract and retain skilled employees. We believe our employees are key to achieving our business goals and growth strategy. Our human capital measures and objectives focus on safety of our employees, employee benefits and employee development and training. All of our employees are at will employees, which means that each employee can terminate his or her relationship with us and we can terminate our relationship with him or her at any time.

During fiscal year 2020, there have been periods during which we have asked groups or individual employees at each of our facilities to quarantine at home as a precautionary measure (per guidelines provided by the Centers for Disease Control and Prevention) against the possible transmission of the SARS-CoV-2 coronavirus during the pandemic. This has impacted production capacity during fiscal year 2020. We have taken, and continue to take, measures to protect the health and safety of our employees during the pandemic—including requirements regarding wearing masks, social distancing, sanitation procedures, and symptom checks. We are not aware of any COVID-19 illnesses resulting from possible virus exposure at our facilities.

Seasonality

We typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year, and excluding other volatility, we would normally expect 48% of total net sales to occur during the first half of a fiscal year and 52% of total net sales to occur during the second half of a fiscal year. We believe this historical seasonality pattern is generally indicative of an overall trend and reflective of the buying patterns and budgetary cycles of our customers. However, this pattern may be substantially altered during any quarter or year, as was the case in fiscal years 2019 and 2018, by the quarterly and annual volatility of orders received for the wireless carrier market, the timing of larger projects, timing of orders from larger customers, other economic factors impacting our industry or impacting the industries of our customers and end-users, and macroeconomic conditions. Along these same lines, we believe our seasonality pattern in fiscal year 2020 was impacted by the COVID-19 pandemic, resulting in significantly lower total net sales for all of fiscal year 2020, and no typically anticipated seasonal increase in total net sales during the second half of the fiscal year. Consequently, while we believe seasonality may be a factor that impacts our quarterly net sales results, particularly when excluding the volatility of sales in the wireless carrier market, we are not able to reliably predict net sales based on seasonality because these other factors can also substantially impact our net sales patterns during the year. Our trend for the last three fiscal years has been that an average of approximately 50%, 50% and 51% of our total net sales occurred during the first half of fiscal years 2020, 2019 and 2018, respectively, and an average of approximately 50%, 50% and 49% of our total net sales occurred during the second half of fiscal years 2020, 2019 and 2018, respectively.

Item 1A. RISK FACTORS

Item 1A. Risk Factors is not required for a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended.

Certain risk factors that may adversely affect the Company, the Company’s future results of operations and future financial condition, and future market valuation of the Company are mentioned under “Forward-Looking Information” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report for the fiscal year ended October 31, 2020 (filed as Exhibit 13.1 to this report on Form 10-K), and in our Quarterly Reports on Form 10-Q.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2.     PROPERTIES

We own our facility located in Roanoke County, Virginia, and the land on which our Roanoke facility is located. Our Roanoke facility primarily houses our corporate headquarters, our administrative offices, our fiber optic cable manufacturing operations, our fiber optic cable product development function and our fiber optic cable warehouse. Our Roanoke facility is situated on approximately 23 acres of land near the Roanoke, Virginia airport and major trucking company facilities. Our Roanoke facility building is approximately 146,000 square feet.

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

We believe that we are currently operating at approximately 40% to 45% of our production equipment capacity on average at our collective manufacturing facilities during fiscal year 2020. This determination is based on a capacity calculation that assumes we would be fully staffed to run production at all of our locations twenty-four hours per day, seven days a week, all year. Since various production equipment is specialized and our product mix varies, individual manufacturing equipment may operate at higher or lower production capacity during any given period of time. Additionally, we can experience capacity constraints based on the types of products that are being manufactured at any given time and related inherent limitations in the manufacturing process as well as the time it takes to hire and train new employees.

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

PART II

Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information pertaining to shareholders beneficially owning more than five percent of the Company’s common stock and the security ownership of management, which is set forth under the caption “Beneficial Ownership of Securities” in the Proxy Statement for the 2021 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The Company had 7,537,087 shares of common stock issued and outstanding at October 31, 2020. Employees of the Company and members of the Board of Directors owned at least 34.8% of the shares issued and outstanding at October 31, 2020, including shares still subject to potential forfeiture based on vesting requirements.

Issuer Purchases of Equity Securities

The Company has a plan (the “Repurchase Plan”), originally approved by its Board of Directors on July 14, 2015, to purchase and retire up to 400,000 shares of the Company’s common stock, or approximately 6.0% of the shares then outstanding. When the Repurchase Plan was approved, the Company had anticipated that the purchases would be made over a 24- to 36-month period, but there was no definite time period for repurchase, or plan expiration. For the year ended October 31, 2020, the Company did not repurchase and retire any shares of its outstanding common stock under the Repurchase Plan and had 398,400 shares remaining to purchase under this Plan. The Company has made no specific determination whether, and over what period, these remaining shares under the Repurchase Plan may or may not be purchased. Until future notice, the Company has suspended the Repurchase Plan and has no current plans to repurchase and retire its common stock.

The information contained under the caption “Corporate Information” of our Annual Report for the fiscal year ended October 31, 2020, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 6.     SELECTED FINANCIAL DATA

Not required for a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended.

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for the fiscal year ended October 31, 2020, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company did not engage in transactions in derivative financial instruments or derivative commodity instruments. As of October 31, 2020, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information contained under the captions “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” and “Reports of Independent Registered Public Accounting Firms” of our Annual Report for the fiscal year ended October 31, 2020, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in our accountants and the Company did not have any disagreements with its accountants on any accounting matter or financial disclosure made during our fiscal year ended October 31, 2020.

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

As of October 31, 2020, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer (principal accounting officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2020.

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

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline. Management conducted an evaluation of the design and effectiveness of the Company’s system of internal control over financial reporting as of October 31, 2020, based on the framework set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on its evaluation, management concluded that, as of October 31, 2020, the Company’s internal control over financial reporting was effective.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information with respect to the Directors of the registrant, see “Election of Directors,” “Directors,” and “Executive Officers” in the Proxy Statement for the 2021 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

For information with respect to the executive officers of the registrant, see “Executive Officers” in the Proxy Statement for the 2021 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

The information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, which is set forth under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement for the 2021 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning the Company’s code of ethics that applies to the Company’s principal executive officer and the Company’s senior financial officers required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Code of Ethics.”

Item 11. EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation,” and “Director Compensation” in the Proxy Statement for the 2021 Annual Meeting of Shareholders of the Company is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans:
Second Amended & Restated 2011 Stock Incentive Plan	8,165	shares	$—	—
2017 Stock Incentive Plan	176,933	shares	$—	362,394	shares
Total	185,098	shares	$—	362,394	shares

(1) Includes restricted shares that are issued and outstanding, but have not yet vested and are subject to forfeiture.

The term “shares” in the table above means our common shares.

The information concerning stock ownership by directors, executive officers and shareholders beneficially owning more than five percent of the Company’s common stock, which is set forth under the caption “Beneficial Ownership of Securities” in the Proxy Statement for the 2021 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning securities authorized for issuance under equity compensation plans required by this Item, pursuant to Item 201(d) of Regulation S-K, is incorporated by reference to the Company’s Proxy Statement under the heading “Equity Compensation Plans Information.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information with respect to certain transactions with management of the Company, which is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement for the 2021 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information with respect to certain principal accountant fees and services, which is set forth under the caption “Independent Registered Public Accounting Firm” in the Proxy Statement for the 2021 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

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

4.28
Loan and Security Agreement dated July 24, 2020 by and among Optical Cable Corporation along with its subsidiaries Applied Optical Systems, Inc. and Centric Solutions LLC, and North Mill Capital LLC (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 30, 2020).

4.29
Revolving Credit Master Promissory Note dated July 24, 2020 by Optical Cable Corporation along with its subsidiaries Applied Optical Systems, Inc. and Centric Solutions LLC in favor of North Mill Capital LLC (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 30, 2020).

4.30
Payoff Letter from Pinnacle Bank to North Mill Capital LLC and Optical Cable Corporation (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated July 30, 2020).

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

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended October 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of October 31, 2020 and 2019, (ii) Consolidated Statements of Operations for the years ended October 31, 2020, 2019 and 2018, (iii) Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2020, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the years ended October 31, 2020, 2019 and 2018, and (v) Notes to Consolidated Financial Statements. FILED HEREWITH.

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

OPTICAL CABLE CORPORATION

Date:	December 21, 2020	By:	/S/ NEIL D. WILKIN, JR.
Neil D. Wilkin, Jr. Chairman of the Board of Directors, President and Chief Executive Officer

Date:	December 21, 2020	By:	/S/ TRACY G. SMITH
Tracy G. Smith Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 21, 2020.

Date:	December 21, 2020	/S/ NEIL D. WILKIN, JR.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date:	December 21, 2020	/S/ RANDALL H. FRAZIER
Randall H. Frazier Director

Date:	December 21, 2020	/S/ JOHN M. HOLLAND
John M. Holland Director

Date:	December 21, 2020	/S/ JOHN A. NYGREN
John A. Nygren Director

Date:	December 21, 2020	/S/ CRAIG H. WEBER
Craig H. Weber Director

Date:	December 21, 2020	/S/ JOHN B. WILLIAMSON, III
John B. Williamson, III Director