Form 10-Q
period 2021-01-31
OPTICAL CABLE CORP
filed 2021-03-15
CIK 1000230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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

(540) 265‑0690
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

As of March 5, 2021, 7,536,116 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Three Months Ended January 31, 2021

SIGNATURES	34

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OPTICAL CABLE CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	January 31,	October 31,
	2021	2020
Assets
Current assets:
Cash	$451,960	$140,839
Trade accounts receivable, net of allowance for doubtful accounts of $517,093 at January 31, 2021 and $524,617 at October 31, 2020	6,263,921	7,561,334
Income taxes refundable - current	—	25,003
Other receivables	21,774	23,145
Inventories	17,380,161	17,099,767
Prepaid expenses and other assets	369,268	472,516
Total current assets	24,487,084	25,322,604
Property and equipment, net	8,579,203	8,811,863
Intangible assets, net	669,991	665,731
Other assets, net	1,628,407	1,757,614
Total assets	$35,364,685	$36,557,812
Liabilities and Shareholders’ Equity
Current liabilities:
Note payable, SBA PPP loan - current	$3,297,187	$1,615,404
Current installments of long-term debt	315,269	312,109
Accounts payable and accrued expenses	4,136,965	2,861,343
Accrued compensation and payroll taxes	1,596,825	1,463,307
Income taxes payable	16,761	13,986
Total current liabilities	9,363,007	6,266,149
Note payable, SBA PPP loan - noncurrent	1,684,213	3,365,996
Note payable, revolver - noncurrent	4,932,377	4,988,660
Long-term debt, excluding current installments	4,773,854	4,853,457
Other noncurrent liabilities	1,452,191	1,823,632
Total liabilities	22,205,642	21,297,894
Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 7,536,116 shares at January 31, 2021 and 7,537,087 shares at October 31, 2020	14,042,735	14,002,130
Retained earnings (accumulated deficit)	(883,692)	1,257,788
Total shareholders’ equity	13,159,043	15,259,918
Commitments and contingencies
Total liabilities and shareholders’ equity	$35,364,685	$36,557,812

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	January 31,
	2021	2020
Net sales	$11,876,573	$12,887,396
Cost of goods sold	9,567,183	10,483,256
Gross profit	2,309,390	2,404,140
Selling, general and administrative expenses	4,307,924	4,824,124
Royalty (income) expense, net	(6,967)	17,558
Amortization of intangible assets	10,894	9,991
Loss from operations	(2,002,461)	(2,447,533)
Other expense, net:
Interest expense	(173,983)	(136,687)
Other, net	2,628	(2,635)
Other expense, net	(171,355)	(139,322)
Loss before income taxes	(2,173,816)	(2,586,855)
Income tax expense (benefit)	(32,336)	5,033
Net loss	$(2,141,480)	$(2,591,888)
Net loss per share: Basic and diluted	$(0.29)	$(0.35)

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Three Months Ended January 31, 2021
			Retained Earnings	Total
	Common Stock		(Accumulated	Shareholders’
	Shares	Amount	Deficit)	Equity
Balances at October 31, 2020	7,537,087	$14,002,130	1,257,788	$15,259,918
Share-based compensation, net	(971)	40,605	—	40,605
Net loss	—	—	(2,141,480)	(2,141,480)
Balances at January 31, 2021	7,536,116	$14,042,735	(883,692)	$13,159,043

	Three Months Ended January 31, 2020
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2019	7,458,981	$13,853,334	$7,385,566	$21,238,900
Adoption of accounting standard ASU 2018-07	—	6,554	(6,554)	—
Share-based compensation, net	(2,909)	34,356	—	34,356
Net loss	—	—	(2,591,888)	(2,591,888)
Balances at January 31, 2020	7,456,072	$13,894,244	$4,787,124	$18,681,368

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	January 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,141,480)	$(2,591,888)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	324,261	392,978
Bad debt recovery	(7,524)	(14,838)
Share-based compensation expense	40,605	34,356
Loss on sale of property and equipment	3,167	2,782
(Increase) decrease in:
Trade accounts receivable	1,304,937	3,563,267
Other receivables	1,371	43,381
Inventories	(280,394)	915,488
Prepaid expenses and other assets	103,248	(73,124)
Income taxes refundable	25,003	—
Other assets	84,519	—
Increase (decrease) in:
Accounts payable and accrued expenses	1,277,881	(1,103,593)
Accrued compensation and payroll taxes	133,518	(632,415)
Income taxes payable	2,775	4,025
Other noncurrent liabilities	(346,441)	3,212
Net cash provided by operating activities	525,446	543,631
Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(41,445)	(46,702)
Investment in intangible assets	(15,154)	(21,060)
Net cash used in investing activities	(56,599)	(67,762)
Cash flows from financing activities:
Proceeds from note payable, revolver	13,147,167	—
Payments on note payable, revolver	(13,203,450)	—
Principal payments on long-term debt	(76,443)	(319,459)
Payments for financing costs	(25,000)	—
Net cash used in financing activities	(157,726)	(319,459)
Net increase in cash	311,121	156,410
Cash at beginning of period	140,839	537,330
Cash at end of period	$451,960	$693,740

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2021

(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10‑Q and Regulation S‑X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2021 are not necessarily indicative of the results for the fiscal year ending October 31, 2021 because the following items, among other things, may impact those results: impacts of the COVID-19 pandemic including (but not limited to) related government and private industry mandates in the areas of the world in which we operate, changes in market conditions, seasonality, changes in technology, competitive conditions, timing of certain projects and purchases by key customers, significant variations in sales resulting from high volatility and timing of large sales orders among a limited number of customers in certain markets, ability of management to execute its business plans, continued ability to maintain and/or secure future debt and/or equity financing to adequately finance ongoing operations; as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2020 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10‑Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2020.

(2)	Stock Incentive Plans and Other Share‑Based Compensation

As of January 31, 2021, there were approximately 363,000 remaining shares available for grant under the Optical Cable Corporation 2017 Stock Incentive Plan (“2017 Plan”).

Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations for the three months ended January 31, 2021 and 2020 was $40,605 and $34,356, respectively. Share-based compensation expense is entirely related to expense recognized in connection with the vesting of restricted stock awards or other stock awards.

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

Restricted stock award activity during the three months ended January 31, 2021 consisted of restricted stock forfeited totaling 971 shares. OCC restricted stock grants provide the participant with the option to surrender shares to pay for withholding tax obligations resulting from any vesting restricted shares, or to pay cash to the Company or taxing authorities in the amount of the withholding taxes owed on the value of any vesting restricted shares in order to avoid surrendering shares.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2021

(Unaudited)

As of January 31, 2021, the estimated amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will recognize over a 1.7 year weighted-average period is approximately $351,000.

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the three months ended January 31, 2021 and 2020 follows:

	Three Months Ended
	January 31,
	2021	2020
Balance at beginning of period	$524,617	$99,562
Bad debt recovery	(7,524)	(14,838)
Balance at end of period	$517,093	$84,724

(4)	Inventories

Inventories as of January 31, 2021 and October 31, 2020 consist of the following:

	January 31,	October 31,
	2021	2020
Finished goods	$5,289,945	$4,663,978
Work in process	3,560,464	4,165,289
Raw materials	8,268,453	8,010,794
Production supplies	261,299	259,706
Total	$17,380,161	$17,099,767

(5)	Product Warranties

As of January 31, 2021 and October 31, 2020, the Company’s accrual for estimated product warranty claims totaled $85,000 and is included in accounts payable and accrued expenses. Warranty claims expense for the three months ended January 31, 2021 totaled $18,348. Warranty claims recovery for the three months ended January 31, 2020 totaled $37,257.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2021

(Unaudited)

The following table summarizes the changes in the Company’s accrual for product warranties during the three months ended January 31, 2021 and 2020:

	Three Months Ended
	January 31,
	2021	2020
Balance at beginning of period	$85,000	$120,000
Liabilities accrued for warranties issued during the period	50,251	69,549
Warranty claims and costs paid during the period	(18,348)	(12,743)
Changes in liability for pre-existing warranties during the period	(31,903)	(106,806)
Balance at end of period	$85,000	$70,000

(6)	Long-term Debt and Notes Payable to Bank

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

Long-term debt as of January 31, 2021 and October 31, 2020 consists of the following:

	January 31,	October 31,
	2021	2020
Virginia Real Estate Loan ($6.5 million original principal) payable in monthly installments of $31,812, including interest (at 3.95%), with final payment of $3,644,211 due May 1, 2024	$4,065,818	$4,119,850
North Carolina Real Estate Loan ($2.24 million original principal) payable in monthly installments of $10,963, including interest (at 3.95%), with final payment of $1,255,850 due May 1, 2024	1,023,305	1,045,716
Total long-term debt	5,089,123	5,165,566
Less current installments	315,269	312,109
Long-term debt, excluding current installments	$4,773,854	$4,853,457

In fiscal year 2020, the Company obtained an unsecured PPP Loan through Pinnacle in the amount of $4,981,400. The loan was made through the SBA as part of the PPP under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The interest rate is fixed at 1.00% per year, and the Company has accrued interest expense of $39,851 on the PPP Loan as of January 31, 2021. Under the CARES Act and The Paycheck Protection Program Flexibility Act of 2020, all or a portion of this loan (principal and interest) may be forgiven if certain requirements are met. The Company believes it has met these requirements and applied for forgiveness of the entire balance of the loan (including accrued interest), submitting an application to Pinnacle on February 22, 2021. If the loan is not forgiven, the Company will pay principal and interest payments of approximately $560,000 every month, beginning ten months following the coverage period which ended September 29, 2020. The Company can repay the PPP Loan without any prepayment penalty. All remaining principal and accrued interest is due and payable two years from the effective date of the PPP Loan ( April 15, 2022). As of January 31, 2021, the current portion of the PPP Loan was $3,297,187 and the noncurrent portion was $1,684,213.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2021

(Unaudited)

The Revolver with SLR Business Credit, formerly known as North Mill Capital LLC, (“SLR”) provides the Company with one or more advances in an amount up to: (a) 85% of the aggregate outstanding amount of eligible accounts (the “eligible accounts loan value”); plus (b) the lowest of (i) an amount up to 35% of the aggregate value of eligible inventory, (ii) $5,000,000, and (iii) an amount not to exceed 100% of the then outstanding eligible accounts loan value; minus (c) $1,500,000.

The maximum aggregate principal amount subject to the Revolver is $18,000,000. Interest accrues on the daily balance at the per annum rate of 1.5% above the Prime Rate in effect from time to time, but not less than 4.75% (the “Applicable Rate”). In the event of a default, interest may become 6.0% above the Applicable Rate. As of January 31, 2021, the Revolver accrued interest at the prime lending rate plus 1.5% (resulting in a 4.75% rate at January 31, 2021). The initial term of the Revolver is three years, with a termination date of July 24, 2023. After the initial term and unless otherwise terminated, the loan may be extended in one year periods subject to the agreement of SLR.

The Revolver is secured by all of the following assets: properties, rights and interests in property of the Company whether now owned or existing, or hereafter acquired or arising, and wherever located; all accounts, equipment, commercial tort claims, general intangibles, chattel paper, inventory, negotiable collateral, investment property, financial assets, letter-of-credit rights, supporting obligations, deposit accounts, money or assets of the Company, which hereafter come into the possession, custody, or control of SLR; all proceeds and products, whether tangible or intangible, of any of the foregoing, including proceeds of insurance covering any or all of the foregoing; any and all tangible or intangible property resulting from the sale, lease, license or other disposition of any of the foregoing, or any portion thereof or interest therein, and all proceeds thereof; and any other assets of the Company which may be subject to a lien in favor of SLR as security for the obligations under the Loan Agreement.

As of January 31, 2021 the Company had $4.9 million of outstanding borrowings on its Revolver and $1.2 million in available credit. As of October 31, 2020, the Company had $5.0 million of outstanding borrowings on its Revolver and $1.6 million in available credit.

(7)	Leases

The Company has an operating lease agreement for approximately 34,000 square feet of office, manufacturing and warehouse space in Plano, Texas (near Dallas). The lease term expires on November 30, 2024.

The Company has an operating lease agreement for approximately 36,000 square feet of warehouse space in Roanoke, Virginia. The lease term expires on April 30, 2023.

The Company also leases certain office equipment under operating leases with initial 60 month terms.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2021

(Unaudited)

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

Operating lease right-of-use assets of $1,180,674 and $1,265,194 were included in other assets at January 31, 2021 and October 31, 2020, respectively. Operating lease liabilities of $337,331 and $860,196, respectively, were included in accounts payable and accrued expenses and other noncurrent liabilities at January 31, 2021. Operating lease liabilities of $332,329 and $946,653, respectively, were included in accounts payable and accrued expenses and other noncurrent liabilities at October 31, 2020.

Operating lease expense recognized during the three months ended January 31, 2021 and 2020 totaled $100,348 and $95,871, respectively.

The weighted average remaining lease term was 41.5 months and the weighted average discount rate was 5.1% as of January 31, 2021.

The Company’s future payments due under operating leases reconciled to the lease liability are as follows:

Fiscal Year	Future Payments
2021 (1)	$292,098
2022	389,807
2023	327,071
2024	274,132
Thereafter	26,370
Total undiscounted lease payments	1,309,478
Present value discount	(111,951)
Total operating lease liability	$1,197,527

(1) Remaining nine months of fiscal year 2021

For the three months ended January 31, 2021 and 2020, cash paid for operating lease liabilities totaled $97,300 and $94,199, respectively. For the three months ended January 31, 2021 there were no right-of-use assets obtained in exchange for new operating lease liabilities. For the three months ended January 31, 2020, right-of-use assets obtained in exchange for new operating lease liabilities totaled $1,088,719.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2021

(Unaudited)

(8)	Fair Value Measurements

The carrying amounts reported in the condensed consolidated balance sheets as of January 31, 2021 and October 31, 2020 for cash, trade accounts receivable, income taxes refundable – current, other receivables, note payable, SBA PPP Loan – current and accounts payable and accrued expenses, including accrued compensation and payroll taxes, approximate fair value because of the short maturity of these instruments. The carrying values of the Company’s note payable, SBA Loan – noncurrent, note payable, revolver - noncurrent and long-term debt approximate fair value based on similar long-term debt issues available to the Company as of January 31, 2021 and October 31, 2020. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The following is a reconciliation of the numerators and denominators of the net loss per share computations for the periods presented:

	Three months ended
	January 31,
	2021	2020
Net loss (numerator)	$(2,141,480)	$(2,591,888)
Shares (denominator)	7,352,781	7,322,195
Basic and diluted net loss per share	$(0.29)	$(0.35)

Weighted average unvested shares for the three months ended January 31, 2021 and 2020 totaling 183,346 and 136,786, respectively, while issued and outstanding, were not included in the computation of basic and diluted net loss per share for the three months ended January 31, 2021 and 2020 (because to include such shares would have been antidilutive, or in other words, to do so would have reduced the net loss per share for those periods).

(10)	Segment Information and Business and Credit Concentrations

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not‑for‑profit organizations. Concentration of credit risk with respect to trade receivables is normally limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of January 31, 2021 have been adequately provided for in the condensed consolidated financial statements. The Company includes all entities under common ownership for the purpose of calculating business concentrations.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2021

(Unaudited)

For the three months ended January 31, 2021, 23.3% of consolidated net sales were attributable to one national distributor customer. For the three months ended January 31, 2020, 14.8% of consolidated net sales was attributable to a national distributor customer.

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

The Company recognizes revenue at the point in time when products are shipped or delivered from its manufacturing facility to its customer, in accordance with the agreed upon shipping terms.  Since the Company typically invoices the customer at the same time that performance obligations are satisfied, no contract assets are recognized. The Company’s contract liability represents advance consideration received from customers prior to transfer of the product.  This liability was $104,225 as of January 31, 2021 and $63,283 as of October 31, 2020.

Sales to certain customers are made pursuant to agreements that provide price adjustments and limited return rights with respect to the Company’s products.  The Company maintains a reserve for estimated future price adjustment claims, rebates and returns as a refund liability. The Company’s refund liability was $138,733 as of January 31, 2021 and $119,989 as of October 31, 2020.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2021

(Unaudited)

Disaggregation of Revenue

The following table presents net sales attributable to the United States and all other countries in total for the three months ended January 31, 2021 and 2020:

	Three months ended
	January 31,
	2021	2020
United States	$9,703,610	$10,488,348
Outside the United States	2,172,963	2,399,048
Total net sales	$11,876,573	$12,887,396

(12)	Contingencies

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

While continuing to operate, the Company has been negatively impacted by the COVID-19 pandemic: revenues in its markets, production volumes and operations, and access to capital markets have all been negatively impacted.

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

Three Months Ended January 31, 2021

(Unaudited)

(13)	New Accounting Standards Not Yet Adopted

In December 2019, the FASB issued Accounting Standards Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The adoption of ASU 2019-12 is not expected to have a material impact on the Company’s results of operations, financial position or liquidity or its related financial statement disclosures.

There are no other new accounting standards issued, but not yet adopted by the Company, which are expected to materially impact the Company’s financial position, operating results or financial statement disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to known and unknown variables, uncertainties, contingencies and risks that may cause actual events or results to differ materially from our expectations. Such known and unknown variables, uncertainties, contingencies and risks (collectively, “factors”) may also adversely affect Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”), the Company’s future results of operations and future financial condition, and/or the future equity value of the Company. Factors that could cause or contribute to such differences from our expectations or that could adversely affect the Company include, but are not limited to: the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate and/or government spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber, copper, gold and other precious metals, plastics and other materials); fluctuations in transportation costs; our dependence on customized equipment for the manufacture of certain of our products in certain production facilities; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing in one or more of the markets in which we participate, including the impact of increased competition; our dependence on a limited number of suppliers for certain product components; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in any litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in any regulatory reviews and audits and potential regulatory reviews and audits; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences for competing technologies relative to our product offering; economic conditions that affect the telecommunications sector, the data communications sector, certain technology sectors and/or certain industry market sectors (for example, mining, oil & gas, military, and wireless carrier industry market sectors); economic conditions that affect U.S.-based manufacturers; economic conditions or changes in relative currency strengths (for example, the strengthening of the U.S. dollar relative to certain foreign currencies) and import and/or export tariffs imposed by the U.S. and other countries that affect certain geographic markets, industry market sector, and/or the economy as a whole; changes in demand for our products from certain competitors for which we provide private label connectivity products; changes in the mix of products sold during any given period (due to, among other things, seasonality or varying strength or weaknesses in particular markets in which we participate) which may impact gross profits and gross profit margins or net sales; variations in orders and production volumes of hybrid cables (fiber and copper) with high copper content, which tend to have lower gross profit margins; significant variations in sales resulting from: (i) high volatility within various geographic markets, within targeted markets and industries, for certain types of products, and/or with certain customers (whether related to the market generally or to specific customers’ business in particular), (ii) timing of large sales orders, and (iii) high sales concentration among a limited number of customers in certain markets, particularly the wireless carrier market; terrorist attacks or acts of war, any current or potential future military conflicts, and acts of civil unrest; changes in the level of military spending or other spending by the United States government, including, but not limited to reductions in government spending due to automatic budget cuts or sequestration; ability to recruit and retain key personnel; poor labor relations; the impact of cybersecurity risks and incidents and the related actual or potential costs and consequences of such risks and incidents, including costs to limit such risks; the impact of data privacy laws and the General Data Protection Regulation and the related actual or potential costs and consequences; the impact of changes in accounting policies and related costs of compliance, including changes by the Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board (“PCAOB”), the Financial Accounting Standards Board (“FASB”), and/or the International Accounting Standards Board (“IASB”); our ability to continue to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; the impact of changes and potential changes in federal laws and regulations adversely affecting our business and/or which result in increases in our direct and indirect costs, including our direct and indirect costs of compliance with such laws and regulations; rising healthcare costs; the impact of the Patient Protection and Affordable Care Act of 2010, the Health Care and Education Reconciliation Act of 2010, and any revisions to those acts that apply to us and the related legislation and regulation associated with those acts, which directly or indirectly result in increases to our costs; the impact of changes in state or federal tax laws and regulations increasing our costs and/or impacting the net return to investors owning our shares; any changes in the status of our compliance with covenants with our lenders; our continued ability to maintain and/or secure future debt financing and/or equity financing to adequately finance our ongoing operations; impact of failing to receive forgiveness of all or substantially all of the principal balance of the Small Business Administration (“SBA”) Payroll Protection Program Loan we received in connection with the COVID-19 pandemic; the impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, making investments in or with, and/or acquiring parties that compete with and/or have conflicts with our customers; voluntary or involuntary delisting of the Company’s common stock from any exchange on which it is traded; the deregistration by the Company from SEC reporting requirements as a result of the small number of holders of the Company’s common stock; adverse reactions by customers, vendors or other service providers to unsolicited proposals regarding the ownership or management of the Company; the additional costs of considering, responding to and possibly defending our position on unsolicited proposals regarding the ownership or management of the Company; impact of weather, natural disasters and/or epidemic or pandemic diseases (such as COVID-19) in the areas of the world in which we operate, market our products and/or acquire raw materials; an increase in the number of shares of the Company’s common stock issued and outstanding; economic downturns generally and/or in one or more of the markets in which we operate; changes in market demand, exchange rates, productivity, market dynamics, market confidence, macroeconomic and/or other economic conditions in the areas of the world in which we operate and market our products; and our success in managing the risks involved in the foregoing.

We caution readers that the foregoing list of important factors is not exclusive. Furthermore, we incorporate by reference those factors included in current reports on Form 8‑K, and/or in our other filings.

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

While continuing to operate, revenues in our markets, production volumes, and operations have been significantly and negatively impacted by the COVID-19 pandemic. OCC also continues to incur additional costs in connection with employee safety initiatives and programs.

As of January 31, 2021, our facilities continue to operate at reduced production levels with personnel levels somewhat lower than those prior to the COVID-19 pandemic.

OCC continues to severely limit business travel and face-to-face meetings, has a portion of its non-manufacturing employees work remotely, and reinforces its strict social distancing, symptom self-assessments, sanitation, and mask protocols within its facilities. We believe we are following or exceeding all Centers for Disease Control and Prevention (“CDC”) and public officials’ guidelines as such guidelines have changed from time to time during the pandemic. We continue to take precautionary measures, make contingency plans and improve our response to the ongoing situation. We have assembled a team charged with overseeing our efforts to ensure the health and safety of all employees while continuing to supply product to our customers. That team constantly monitors the latest CDC, Federal, state and other regulatory guidance, works to secure personal protective equipment, finds new ways to help mitigate risk, and identifies opportunities for us to exceed recommendations.

The extent to which the COVID-19 pandemic will affect OCC in the future will depend on ongoing developments, which are highly uncertain and cannot be reasonably predicted, including, but not limited to, the duration and severity of the outbreak, the timing and extent of the easing of restrictions on businesses and individuals, the timing of recovery in certain of OCC’s markets, any resurgence of the virus, the successful distribution and administration of a vaccine, as well as a variety of other unknowable factors. The longer COVID-19 persists, the greater the potential negative financial effects on OCC.

We are beginning to see some positive indicators of future strengthening in some of our markets and are hopeful we will begin to benefit from improvement in our markets during the second half of fiscal year 2021. However, we cannot fully predict the duration or scope of the pandemic, and we cannot fully anticipate or reasonably estimate all the ways in which the current global health crisis and market conditions could adversely impact our business in the future.

Our net sales continue to be negatively impacted by weakness in our markets caused by the COVID-19 pandemic, and this was the case in our first quarter. This trend could continue until the pandemic subsides and macroeconomics, particularly in the United States, and our markets return to pre-COVID-19 levels. At this time, it is uncertain how long the pandemic and its impact on our net sales will continue, but it is likely that we will see additional impacts past the second quarter of fiscal year 2021 (which ends April 30, 2021). As the impact of COVID-19 evolves, we will continue to evaluate our financial position and liquidity needs in light of future developments.

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

Summary of Company Performance for First Quarter of Fiscal Year 2021

●

Consolidated net sales for the first quarter of fiscal year 2021 were $11.9 million, down 7.8% compared to $12.9 million for the same period last year, as sales continued to be negatively impacted due to the COVID-19 pandemic.

●	Gross profit was $2.3 million in the first quarter of fiscal year 2021, a decrease of 3.9% compared to $2.4 million for the first quarter of fiscal year 2020.

●	Gross profit margin (gross profit as a percentage of net sales) was 19.4% during the first quarter of fiscal year 2021, compared to 18.7% for the first quarter of fiscal year 2020.

●	SG&A expenses decreased 10.7% to $4.3 million during the first quarter of fiscal year 2021, compared to $4.8 million during the first quarter of fiscal year 2020.

●	Net loss was $2.1 million, or $0.29 per share, during the first quarter of fiscal year 2021, compared to $2.6 million, or $0.35 per share, for the comparable period last year.

●

On February 22, 2021, we submitted to our lender our application for forgiveness of the entire principal balance and accrued interest on the United States Small Business Administration (“SBA”) Paycheck Protection Program loan in the amount of $5.0 million (“PPP Loan”) we received on April 15, 2020.

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

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended
	January 31,		Percent
	2021	2020	Change
Net sales	$11,877,000	$12,887,000	(7.8)%
Gross profit	2,309,000	2,404,000	(3.9)%
SG&A expenses	4,308,000	4,824,000	(10.7)%
Net loss	(2,141,000)	(2,592,000)	(17.4)%

Three Months Ended January 31, 2021 and 2020

Net Sales

Consolidated net sales for the first quarter of fiscal year 2021 were $11.9 million, a decrease of 7.8%, compared to net sales of $12.9 million for the same period last year. We experienced a decrease in net sales in both our enterprise and specialty markets, including the wireless carrier market, in the first quarter of fiscal year 2021, compared to the same period last year.

We believe net sales during the first quarter of fiscal year 2021 were negatively impacted by the COVID-19 pandemic as certain businesses continued to limit operations and/or reduced or delayed product purchases.

Net sales to customers in the United States decreased 7.5% and net sales to customers outside of the United States decreased 9.4% in the first quarter of fiscal year 2021, compared to the same period last year. The decreases, we believe, were a result of the COVID-19 pandemic and its effects on our customers. Specifically, we continue to see certain projects in our sales pipeline that we believe have been put on hold as a result of the impact COVID-19 is having on our customers and end-users. We expect that once the impact of COVID-19 on our customers and end-users declines, we will begin to see a positive impact on our net sales.

We are beginning to see some positive indicators of future strengthening in some of our markets and are hopeful we will begin to benefit from improvement in our markets during the second half of fiscal year 2021. However, we cannot fully predict the duration or scope of the COVID-19 pandemic, and we cannot fully anticipate or reasonably estimate the continuing impacts of the pandemic on our various markets and customers.

Gross Profit

Our gross profit was $2.3 million in the first quarter of fiscal year 2021, a decrease of 3.9% compared to gross profit of $2.4 million in the first quarter of fiscal year 2020. Gross profit margin, or gross profit as a percentage of net sales, increased to 19.4% in the first quarter of fiscal year 2021 compared to 18.7% in the first quarter of fiscal year 2020.

Our gross profit margins tend to be higher when we achieve higher net sales levels, as certain fixed manufacturing costs are spread over higher sales. This operating leverage, which is beneficial at higher sales levels, was the primary factor putting downward pressure on our gross profit margin during the first quarter of both fiscal year 2021 and 2020. Actions that we took in fiscal years 2020 and 2019 positively impacted our gross profit margin in the first quarter of fiscal year 2021, resulting in a slightly improved gross profit margin when compared to the first quarter of fiscal year 2020, even considering a decrease in sales of approximately $1 million when comparing the two periods. Our gross profit margin percentages are also heavily dependent upon product mix on a quarterly basis and may vary based on changes in product mix from quarter to quarter.

Selling, General, and Administrative Expenses

SG&A expenses decreased 10.7% to $4.3 million during the first quarter of fiscal year 2021, compared to $4.8 million for the same period last year. SG&A expenses as a percentage of net sales were 36.3% in the first quarter of fiscal year 2021, compared to 37.4% in the first quarter of fiscal year 2020.

The decrease in SG&A expenses during the first quarter of fiscal year 2021 compared to the same period last year was primarily the result of decreases in employee related costs totaling $437,000 and decreases in travel expenses totaling $100,000. Included in employee related costs are commissions, which decreased due to the reduction in commissionable sales during the first quarter of fiscal year 2021, and compensation costs, which decreased primarily due to terminations, net of new hires. Travel expenses decreased due to the continuing decline/halt in business travel and cancellation of tradeshows during the first quarter of fiscal year 2021 due to the COVID-19 pandemic. During the pandemic, we have implemented a number of cost savings initiatives which are continuing.

Royalty Income (Expense), Net

We recognized royalty income, net of royalty and related expenses, totaling $7,000 during the first quarter of fiscal year 2021 compared to royalty expense, net of royalty income, of $18,000 during the first quarter of fiscal year 2020. Royalty expense and/or income may fluctuate based on sales of related licensed products and estimates of amounts for non-licensed product sales, if any.

Amortization of Intangible Assets

We recognized $11,000 of amortization expense, associated with intangible assets, during the first quarter of fiscal year 2021, compared to $10,000 during the first quarter of fiscal year 2020.

Other Expense, Net

We recognized other expense, net in the first quarter of fiscal year 2021 of $171,000 compared to $139,000 in the first quarter of fiscal year 2020. Other expense, net is comprised primarily of interest expense together with other miscellaneous items. The increase in other expense, net during the first quarter of fiscal year 2021 compared to the same period last year was primarily due to increased interest expense resulting from the amortization of deferred financing fees related to our Revolver with SLR Business Credit, formerly North Mill Capital LLC, (“SLR”) which closed in July 2020.

Loss Before Income Taxes

We reported a loss before income taxes of $2.2 million for the first quarter of fiscal year 2021, compared to $2.6 million for the first quarter of fiscal year 2020. The decrease was primarily due to the decrease in SG&A expenses of $516,000, partially offset by the decrease in gross profit of $95,000, compared to the same period in 2020.

Income Tax Expense

Income tax benefit totaled $32,000 in the first quarter of fiscal year 2021, compared to income tax expense of $5,000 in the first quarter of fiscal year 2020. Our effective tax rate was 1.5% for the first quarter of fiscal year 2021 and less than negative one percent for the first quarter of fiscal year 2020.

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

Net Loss

Net loss for the first quarter of fiscal year 2021 was $2.1 million compared to $2.6 million for the first quarter of fiscal year 2020. This decrease was primarily due to the decrease in loss before income taxes of $413,000.

Financial Condition

Total assets decreased $1.2 million, or 3.3%, to $35.4 million at January 31, 2021, from $36.6 million at October 31, 2020. This decrease was primarily due to a $1.3 million decrease in trade accounts receivable, net, resulting from the decrease in net sales in the first quarter of fiscal year 2021 when compared to the fourth quarter of fiscal year 2020.

Total liabilities increased $908,000, or 4.3%, to $22.2 million at January 31, 2021, from $21.3 million at October 31, 2020. The increase in total liabilities was primarily due to an increase in accounts payable and accrued expenses totaling $1.3 million primarily resulting from the timing of raw material purchases and certain vendor payments.

Total shareholders’ equity at January 31, 2021 decreased $2.1 million in the first quarter of fiscal year 2021. The decrease resulted from a net loss of $2.1 million.

Liquidity and Capital Resources

Our primary capital needs have been to fund working capital requirements and to make principal payments on long-term debt. Our primary source of capital for these purposes has been existing cash, cash provided by operations and borrowings under our Revolver (see “Credit Facilities” below).

Our cash totaled $452,000 as of January 31, 2021, an increase of $311,000, compared to $141,000 as of October 31, 2020. The increase in cash for the three months ended January 31, 2021 primarily resulted from net cash provided by operating activities of $525,000, partially offset by capital expenditures totaling $41,000 and net repayments on our Revolver and long-term debt totaling $133,000.

On January 31, 2021, we had working capital of $15.1 million compared to $19.1 million on October 31, 2020. The ratio of current assets to current liabilities as of January 31, 2021 was 2.6 to 1.0 compared to 4.0 to 1.0 as of October 31, 2020. The decrease in working capital and in the current ratio was primarily due to the $1.3 million decrease in trade accounts receivable, net, the $1.4 million increase in accounts payable and accrued expenses, including accrued compensation and payroll taxes, and the $1.7 million reclassification of a portion of the PPP Loan from noncurrent to current, based on the maturity date of the loan.

As of January 31, 2021 and October 31, 2020, we had outstanding loan balances under our Revolver totaling $4.9 million and $5.0 million, respectively. As of January 31, 2021 and October 31, 2020, we had outstanding loan balances, excluding our Revolver, totaling $10.1 million.

Net Cash

Net cash provided by operating activities was $525,000 in the first quarter of fiscal year 2021, compared to $544,000 in the first quarter of fiscal year 2020. Net cash provided by operating activities during the first quarter of fiscal year 2021 primarily resulted from certain adjustments to reconcile a net loss of $2.1 million to net cash provided by operating activities including depreciation and amortization of $324,000. Additionally, the cash flow impact of decreases in trade accounts receivable, net totaling $1.3 million and the cash flow impact of increases in accounts payable and accrued expenses, including accrued compensation and payroll taxes, totaling $1.4 million further contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by increases in inventories totaling $280,000 and increases in other noncurrent liabilities totaling $346,000.

Net cash provided by operating activities during the first quarter of fiscal year 2020 primarily resulted from certain adjustments to reconcile a net loss of $2.6 million to net cash provided by operating activities including depreciation and amortization of $393,000. Additionally, the cash flow impact of decreases in trade accounts receivable, net totaling $3.6 million and the decrease in inventories totaling $915,000 further contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by the cash flow impact of decreases in accounts payable and accrued expenses, including accrued compensation and payroll taxes, totaling $1.7 million.

Net cash used in investing activities totaled $57,000 in the first quarter of fiscal year 2021, compared to $68,000 in the first quarter of fiscal year 2020. Net cash used in investing activities during the first quarter of fiscal years 2021 and 2020 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment.

Net cash used in financing activities totaled $158,000 in the first quarter of fiscal year 2021, compared to $319,000 in the first quarter of fiscal year 2020. Net cash used in financing activities in the first quarter of fiscal year 2021 resulted primarily from net repayments on our revolving line of credit and principal payments on long-term debt. Net cash used in financing activities in the first quarter of fiscal year 2020 resulted from principal payments on long-term debt.

We have a plan (the “Repurchase Plan”), approved by our Board of Directors on July 14, 2015, to purchase and retire up to 400,000 shares of our common stock, or approximately 6.0% of the shares then outstanding. When the Repurchase Plan was approved, we had anticipated that the purchases would be made over a 24- to 36-month period, but there was no definite time period for repurchase or plan expiration. As of January 31, 2021 we had 398,400 shares remaining to purchase under this Repurchase Plan, and we have made no specific determination whether and over what period these shares may or may not be purchased. Until future notice, we have suspended the Repurchase Plan and have no current plans to repurchase and retire our common stock.

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

In fiscal year 2020, we obtained an unsecured PPP Loan through Pinnacle in the amount of $5.0 million. The loan was made through the SBA as part of the PPP under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The interest rate is fixed at 1.00% per year, and the Company has accrued interest expense of $39,851 on the PPP Loan as of January 31, 2021. Under the CARES Act and the Paycheck Protection Program Flexibility Act of 2020, all or a portion of this loan (principal and interest) may be forgiven if certain requirements are met. We believe we have met those requirements and we applied for forgiveness of the entire balance of the loan (including accrued interest), submitting an application to our lender on February 22, 2021. If the loan is not forgiven, we will pay principal and interest payments of approximately $560,000 every month, beginning ten months following the coverage period which ended September 29, 2020. We can repay the PPP Loan without any prepayment penalty. All remaining principal and accrued interest is due and payable two years from the effective date of the PPP Loan (April 15, 2022).

Our Revolver with SLR provides us with one or more advances in an amount up to: (a) 85% of the aggregate outstanding amount of eligible accounts (the “eligible accounts loan value”); plus (b) the lowest of (i) an amount up to 35% of the aggregate value of eligible inventory, (ii) $5.0 million, and (iii) an amount not to exceed 100% of the then outstanding eligible accounts loan value; minus (c) $1.5 million.

The maximum aggregate principal amount subject to the Revolver is $18.0 million. Interest accrues on the daily balance at the per annum rate of 1.5% above the Prime Rate in effect from time to time, but not less than 4.75% (the “Applicable Rate”). In the event of a default, interest may become 6.0% above the Applicable Rate. As of January 31, 2021, the Revolver accrued interest at the prime lending rate plus 1.5% (resulting in a 4.75% rate at January 31, 2021). The initial term of the Revolver is three years, with a termination date of July 24, 2023. After the initial term and unless otherwise terminated, the loan may be extended in one year periods subject to the agreement of SLR.

The Revolver is secured by all of the following assets: properties, rights and interests in property of the Company whether now owned or existing, or hereafter acquired or arising, and wherever located; all accounts, equipment, commercial tort claims, general intangibles, chattel paper, inventory, negotiable collateral, investment property, financial assets, letter-of-credit rights, supporting obligations, deposit accounts, money or assets of the Company, which hereafter come into the possession, custody, or control of SLR; all proceeds and products, whether tangible or intangible, of any of the foregoing, including proceeds of insurance covering any or all of the foregoing; any and all tangible or intangible property resulting from the sale, lease, license or other disposition of any of the foregoing, or any portion thereof or interest therein, and all proceeds thereof; and any other assets of the Company which may be subject to a lien in favor of SLR as security for the obligations under the Loan Agreement.

As of January 31, 2021, we had $4.9 million of outstanding borrowings on our Revolver and $1.2 million in available credit.

Capital Expenditures

We did not have any material commitments for capital expenditures as of January 31, 2021. We expect capital expenditures in fiscal year 2021 will not exceed $750,000. We anticipate these expenditures, to the extent made, will be funded out of our working capital, cash provided by operations or borrowings under our Revolver, as appropriate. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general.

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

Seasonality

We typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year, and excluding other volatility, we would normally expect 48% of total net sales to occur during the first half of a fiscal year and 52% of total net sales to occur during the second half of a fiscal year. We believe this historical seasonality pattern is generally indicative of an overall trend and reflective of the buying patterns and budgetary considerations of our customers. However, this pattern may be substantially altered during any quarter or year based on a variety of factors. We believe our seasonality pattern in fiscal year 2020 was impacted by the COVID-19 pandemic, resulting in significantly lower total net sales for all of fiscal year 2020, and no typically anticipated seasonal increase in total net sales during the second half of the fiscal year. Our typical seasonality was also impacted in fiscal years 2019 and 2018, by the quarterly and annual volatility of orders received for the wireless carrier market, the timing of larger projects, timing of orders from larger customers, other economic factors impacting our industry or impacting the industries of our customers and end-users, and macroeconomic conditions. While we believe seasonality may be a factor that impacts our quarterly net sales results, particularly when excluding the volatility of sales in the wireless carrier market, we are not able to reliably predict the effects of seasonality on net sales because these other factors can also substantially impact our net sales patterns during the year.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based on the condensed consolidated financial statements and accompanying condensed notes that have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10‑Q and Regulation S‑X. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2020 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2020 Form 10-K did not change during the period from November 1, 2020 through January 31, 2021.

New Accounting Standards

In December 2019, the FASB issued Accounting Standards Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The adoption of ASU 2019-12 is not expected to have a material impact on our results of operations, financial position or liquidity or our related financial statement disclosures.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2021. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2021, and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

4.28

Loan and Security Agreement dated July 24, 2020 by and among Optical Cable Corporation along with its subsidiaries Applied Optical Systems, Inc., and Centric Solutions LLC, and North Mill Capital LLC (now known as SLR Business Credit) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 30, 2020).

4.29

Revolving Credit Master Promissory Note dated July 24, 2020 by Optical Cable Corporation along with its subsidiaries Applied Optical Systems, Inc., and Centric Solutions LLC in favor of North Mill Capital LLC (now known as SLR Business Credit) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 30, 2020).

4.30

Payoff Letter from Pinnacle Bank to North Mill Capital LLC (now known as SLR Business Credit) and Optical Cable Corporation (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated July 30, 2020).

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at January 31, 2021 and October 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three months ended January 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended January 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2021 and 2020, and (v) Condensed Notes to Condensed Consolidated Financial Statements. FILED HEREWITH.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: March 15, 2021	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: March 15, 2021	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial
Officer