Form 10-Q
period 2021-04-30
OPTICAL CABLE CORP
filed 2021-06-14
CIK 1000230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

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

As of June 7, 2021, 7,536,116 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Six Months Ended April 30, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OPTICAL CABLE CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30,	October 31,
	2021	2020
Assets
Current assets:
Cash	$360,948	$140,839
Trade accounts receivable, net of allowance for doubtful accounts of $529,233 at April 30, 2021 and $524,617 at October 31, 2020	8,636,744	7,561,334
Income taxes refundable - current	—	25,003
Other receivables	3,467,013	23,145
Inventories	16,832,611	17,099,767
Prepaid expenses and other assets	365,350	472,516
Total current assets	29,662,666	25,322,604
Property and equipment, net	8,367,666	8,811,863
Intangible assets, net	658,466	665,731
Other assets, net	1,787,992	1,757,614
Total assets	$40,476,790	$36,557,812
Liabilities and Shareholders’ Equity
Current liabilities:
Note payable, SBA PPP loan - current	$4,981,400	$1,615,404
Current installments of long-term debt	292,112	312,109
Accounts payable and accrued expenses	4,398,748	2,861,343
Accrued compensation and payroll taxes	1,793,168	1,463,307
Income taxes payable	17,710	13,986
Total current liabilities	11,483,138	6,266,149
Note payable, SBA PPP loan - noncurrent	—	3,365,996
Note payable, revolver - noncurrent	5,936,677	4,988,660
Long-term debt, excluding current installments	4,692,414	4,853,457
Other noncurrent liabilities	1,718,597	1,823,632
Total liabilities	23,830,826	21,297,894
Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 7,536,116 shares at April 30, 2021 and 7,537,087 shares at October 31, 2020	14,144,497	14,002,130
Retained earnings	2,501,467	1,257,788
Total shareholders’ equity	16,645,964	15,259,918
Commitments and contingencies
Total liabilities and shareholders’ equity	$40,476,790	$36,557,812

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2021	2020	2021	2020
Net sales	$15,741,114	$14,863,428	$27,617,687	$27,750,824
Cost of goods sold	10,921,898	10,866,678	20,489,081	21,349,934
Gross profit	4,819,216	3,996,750	7,128,606	6,400,890
Selling, general and administrative expenses	4,589,592	5,549,501	8,897,516	10,373,625
Royalty (income) expense, net	(42,800)	(2,527)	(49,767)	15,031
Amortization of intangible assets	11,011	10,176	21,905	20,167
Income (loss) from operations	261,413	(1,560,400)	(1,741,048)	(4,007,933)
Other income (expense), net:
Interest expense	(180,980)	(124,786)	(354,963)	(261,473)
Other, net	3,311,342	1,056	3,313,970	(1,579)
Other income (expense), net	3,130,362	(123,730)	2,959,007	(263,052)
Income (loss) before income taxes	3,391,775	(1,684,130)	1,217,959	(4,270,985)
Income tax expense (benefit)	6,616	5,051	(25,720)	10,084
Net income (loss)	$3,385,159	$(1,689,181)	$1,243,679	$(4,281,069)
Net income (loss) per share: Basic and diluted	$0.45	$(0.23)	$0.17	$(0.58)

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Six Months Ended April 30, 2021
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2020	7,537,087	$14,002,130	$1,257,788	$15,259,918
Share-based compensation, net	(971)	40,605	—	40,605
Net loss	—	—	(2,141,480)	(2,141,480)
Balances at January 31, 2021	7,536,116	$14,042,735	$(883,692)	$13,159,043

Share-based compensation, net	—	101,762	—	101,762
Net income	—	—	3,385,159	3,385,159
Balances at April 30, 2021	7,536,116	$14,144,497	$2,501,467	$16,645,964

	Six Months Ended April 30, 2020
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2019	7,458,981	$13,853,334	$7,385,566	$21,238,900
Adoption of accounting standard ASU 2018-07	—	6,554	(6,554)	—
Share-based compensation, net	(2,909)	34,356	—	34,356
Net loss	—	—	(2,591,888)	(2,591,888)
Balances at January 31, 2020	7,456,072	$13,894,244	$4,787,124	$18,681,368

Share-based compensation, net	—	26,677	—	26,677
Net loss	—	—	(1,689,181)	(1,689,181)
Balances at April 30, 2020	7,456,072	$13,920,921	$3,097,943	$17,018,864

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	April 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,243,679	$(4,281,069)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	640,934	775,343
Bad debt expense	4,616	452,060
Share-based compensation expense	142,367	61,033
Loss on sale of property and equipment	3,167	4,377
(Increase) decrease in:
Trade accounts receivable	(1,080,026)	2,139,322
Other receivables	(3,443,868)	(3,389)
Inventories	267,156	1,058,475
Prepaid expenses and other assets	107,166	67,120
Income taxes refundable	25,003	—
Other assets	(119,134)	—
Increase (decrease) in:
Accounts payable and accrued expenses	1,538,457	(820,842)
Accrued compensation and payroll taxes	329,861	(363,032)
Income taxes payable	3,724	5,950
Other noncurrent liabilities	(55,035)	88,418
Net cash used in operating activities	(391,933)	(816,234)
Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(90,295)	(81,494)
Investment in intangible assets	(14,640)	(22,810)
Net cash used in investing activities	(104,935)	(104,304)
Cash flows from financing activities:
Proceeds from note payable to bank, SBA PPP loan	—	4,981,400
Proceeds from note payable to bank, revolver	—	350,000
Proceeds from note payable, revolver	27,446,179	—
Payments on note payable, revolver	(26,498,162)	—
Principal payments on long-term debt	(181,040)	(592,202)
Payments for financing costs	(50,000)	(61,181)
Net cash provided by financing activities	716,977	4,678,017
Net increase in cash	220,109	3,757,479
Cash at beginning of period	140,839	537,330
Cash at end of period	$360,948	$4,294,809

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2021

(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10‑Q and Regulation S‑X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2021 are not necessarily indicative of the results for the fiscal year ending October 31, 2021 because the following items, among other things, may impact those results: impacts of the COVID-19 pandemic including (but not limited to) related government and private industry mandates in the areas of the world in which we operate, changes in market conditions, seasonality, changes in technology, competitive conditions, timing of certain projects and purchases by key customers, significant variations in sales resulting from high volatility and timing of large sales orders among a limited number of customers in certain markets, ability of management to execute its business plans, continued ability to maintain and/or secure future debt and/or equity financing to adequately finance ongoing operations; as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2020 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10‑Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2020.

(2)	Stock Incentive Plans and Other Share‑Based Compensation

As of April 30, 2021, there were approximately 363,000 remaining shares available for grant under the Optical Cable Corporation 2017 Stock Incentive Plan (“2017 Plan”).

Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations for the three months and six months ended April 30, 2021 was $101,762 and $142,367, respectively, and for the three months and six months ended April 30, 2020 was $26,677 and $61,033, respectively. Share-based compensation expense is entirely related to expense recognized in connection with the vesting of restricted stock awards or other stock awards. No restricted stock awards have been granted to employees since fiscal year 2018.

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

Restricted stock award activity during the six months ended April 30, 2021 consisted of restricted stock forfeited totaling 971 shares. OCC restricted stock grants provide the participant with the option to surrender shares to pay for withholding tax obligations resulting from any vesting restricted shares, or to pay cash to the Company or taxing authorities in the amount of the withholding taxes owed on the value of any vesting restricted shares in order to avoid surrendering shares.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2021

(Unaudited)

As of April 30, 2021, the estimated amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will recognize over a 1.8 year weighted-average period is approximately $249,000.

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the six months ended April 30, 2021 and 2020 follows:

	Six Months Ended
	April 30,
	2021	2020
Balance at beginning of period	$524,617	$99,562
Bad debt expense	4,616	452,060
Balance at end of period	$529,233	$551,622

(4)	Inventories

Inventories as of April 30, 2021 and October 31, 2020 consist of the following:

	April 30,	October 31,
	2021	2020
Finished goods	$5,102,624	$4,663,978
Work in process	3,754,777	4,165,289
Raw materials	7,718,396	8,010,794
Production supplies	256,814	259,706
Total	$16,832,611	$17,099,767

(5)	Product Warranties

As of April 30, 2021 and October 31, 2020, the Company’s accrual for estimated product warranty claims totaled $95,000 and $85,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense for the three months and six months ended April 30, 2021 totaled $37,923 and $56,271, respectively. Warranty claims expense for the three months and six months ended April 30, 2020 totaled $48,646 and $11,389, respectively.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2021

(Unaudited)

The following table summarizes the changes in the Company’s accrual for product warranties during the six months ended April 30, 2021 and 2020:

	Six Months Ended
	April 30,
	2021	2020
Balance at beginning of period	$85,000	$120,000
Liabilities accrued for warranties issued during the period	77,122	92,769
Warranty claims and costs paid during the period	(46,271)	(46,389)
Changes in liability for pre-existing warranties during the period	(20,851)	(81,380)
Balance at end of period	$95,000	$85,000

(6)	Long-term Debt and Notes Payable to Bank

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

Long-term debt as of April 30, 2021 and October 31, 2020 consists of the following:

	April 30,	October 31,
	2021	2020
Virginia Real Estate Loan ($6.5 million original principal) payable in monthly installments of $31,812, including interest (at 3.95%), with final payment of $3,644,211 due May 1, 2024	$3,991,745	$4,119,850
North Carolina Real Estate Loan ($2.24 million original principal) payable in monthly installments of $10,963, including interest (at 3.95%), with final payment of $1,255,850 due May 1, 2024	992,781	1,045,716
Total long-term debt	4,984,526	5,165,566
Less current installments	292,112	312,109
Long-term debt, excluding current installments	$4,692,414	$4,853,457

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2021

(Unaudited)

In fiscal year 2020, the Company obtained an unsecured PPP Loan through Pinnacle in the amount of $4,981,400. The loan was made through the SBA as part of the PPP under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The interest rate is fixed at 1.00% per year, and the Company has accrued but unpaid interest of $51,998 on the PPP Loan as of April 30, 2021, which is included in accounts payable and accrued expenses. Under the CARES Act and The Paycheck Protection Program Flexibility Act of 2020, all or a portion of this loan (principal and interest) may be forgiven if certain requirements are met. The Company believes it has met these requirements and applied for forgiveness of the entire balance of the loan (including accrued interest), submitting an application to Pinnacle on February 22, 2021. If the loan is not forgiven, the Company will pay principal and interest payments of approximately $560,000 every month, beginning ten months following the coverage period which ended September 29, 2020. The Company can repay the PPP Loan without any prepayment penalty. All remaining principal and accrued interest is due and payable two years from the effective date of the PPP Loan ( April 15, 2022). As of April 30, 2021, the full amount of the PPP loan is reflected as a current liability.

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

The maximum aggregate principal amount subject to the Revolver is $18,000,000. Interest accrues on the daily balance at the per annum rate of 1.5% above the Prime Rate in effect from time to time, but not less than 4.75% (the “Applicable Rate”). In the event of a default, interest may become 6.0% above the Applicable Rate. As of April 30, 2021, the Revolver accrued interest at the prime lending rate plus 1.5% (resulting in a 4.75% rate at April 30, 2021). The initial term of the Revolver is three years, with a termination date of July 24, 2023. After the initial term and unless otherwise terminated, the loan may be extended in one year periods subject to the agreement of SLR.

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

As of April 30, 2021 the Company had $5.9 million of outstanding borrowings on its Revolver and $2.5 million in available credit. As of October 31, 2020, the Company had $5.0 million of outstanding borrowings on its Revolver and $1.6 million in available credit.

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

Six Months Ended April 30, 2021

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

Operating lease right-of-use assets of $1,204,711 and $1,265,194 were included in other assets at April 30, 2021 and October 31, 2020, respectively. Operating lease liabilities of $370,951 and $926,034, respectively, were included in accounts payable and accrued expenses and other noncurrent liabilities at April 30, 2021. Operating lease liabilities of $332,329 and $946,653, respectively, were included in accounts payable and accrued expenses and other noncurrent liabilities at October 31, 2020.

Operating lease expense recognized during the three months and six months ended April 30, 2021 totaled $100,203 and $200,568, respectively. Operating lease expense recognized during the three months and six months ended April 30, 2020 totaled $98,558 and $194,429, respectively.

The weighted average remaining lease term was 40.7 months and the weighted average discount rate was 5.0% as of April 30, 2021.

The Company’s future payments due under operating leases reconciled to the lease liability are as follows:

Fiscal Year	Future Payments
2021 (1)	$212,364
2022	432,485
2023	382,716
2024	331,438
Thereafter	55,023
Total undiscounted lease payments	1,414,026
Present value discount	(117,041)
Total operating lease liability	$1,296,985

(1) Remaining six months of fiscal year 2021

For the three months and six months ended April 30, 2021, cash paid for operating lease liabilities totaled $97,674 and $194,974, respectively. For the three months and six months ended April 30, 2020, cash paid for operating lease liabilities totaled $95,251 and $189,450, respectively.

For the six months ended April 30, 2021 and 2020, right-of-use assets obtained in exchange for new operating lease liabilities totaled $208,390 and $1,462,817, respectively.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2021

(Unaudited)

(8)	Fair Value Measurements

The carrying amounts reported in the condensed consolidated balance sheets as of April 30, 2021 and October 31, 2020 for cash, trade accounts receivable, income taxes refundable – current, other receivables, note payable, SBA PPP Loan – current, and accounts payable and accrued expenses, including accrued compensation and payroll taxes, approximate fair value because of the short maturity of these instruments. The carrying values of the Company’s note payable, revolver – noncurrent, and long-term debt approximate fair value based on similar long-term debt issues available to the Company as of April 30, 2021 and October 31, 2020. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

	Three months ended		Six months ended
	April 30,		April 30,
	2021	2020	2021	2020
Net income (loss) (numerator)	$3,385,159	$(1,689,181)	$1,243,679	$(4,281,069)
Shares (denominator)	7,536,116	7,350,427	7,536,121	7,351,897
Basic and diluted net income (loss) per share	$0.45	$(0.23)	$0.17	$(0.58)

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

(10)	Segment Information and Business and Credit Concentrations

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not‑for‑profit organizations. Concentration of credit risk with respect to trade receivables is normally limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of April 30, 2021 have been adequately provided for in the condensed consolidated financial statements. The Company includes all entities under common ownership for the purpose of calculating business concentrations.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2021

(Unaudited)

For the three months and six months ended April 30, 2021, 16.6% and 19.5% of consolidated net sales were attributable to one national distributor customer. For the three months and six months ended April 30, 2020, 10.6% and 12.5% of consolidated net sales was attributable to a national distributor customer.

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

The Company recognizes revenue at the point in time when products are shipped or delivered from its manufacturing facility to its customer, in accordance with the agreed upon shipping terms.  Since the Company typically invoices the customer at the same time that performance obligations are satisfied, no contract assets are recognized. The Company’s contract liability represents advance consideration received from customers prior to transfer of the product.  This liability was $64,138 as of April 30, 2021 and $63,283 as of October 31, 2020.

Sales to certain customers are made pursuant to agreements that provide price adjustments and limited return rights with respect to the Company’s products.  The Company maintains a reserve for estimated future price adjustment claims, rebates and returns as a refund liability. The Company’s refund liability was $110,110 as of April 30, 2021 and $119,989 as of October 31, 2020.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2021

(Unaudited)

Disaggregation of Revenue

The following table presents net sales attributable to the United States and all other countries in total for the three months and six months ended April 30, 2021 and 2020:

	Three months ended		Six months ended
	April 30,		April 30,
	2021	2020	2021	2020
United States	$12,381,735	$11,857,559	$22,085,345	$22,345,906
Outside the United States	3,359,379	3,005,869	5,532,342	5,404,918
Total net sales	$15,741,114	$14,863,428	$27,617,687	$27,750,824

(12)	Employee Retention Tax Credit

The Employee Retention Tax Credit (“ERTC”), created in the March 2020 CARES Act and then subsequently amended by the Consolidated Appropriation Act (“CAA”) of 2021 and the American Rescue Plan Act (“ARPA”) of 2021, is a refundable payroll credit for qualifying businesses keeping employees on their payroll during the COVID-19 pandemic.  Under CAA and ARPA amendments, employers can claim a refundable tax credit against the employer share of social security tax equal to 70% of the qualified wages (including certain health care expenses) paid to employees after December 31, 2020 through December 31, 2021.  Qualified wages are limited to $10,000 per employee per calendar quarter in 2021 so the maximum ERTC available is $7,000 per employee per calendar quarter.

OCC is an eligible small employer under the gross receipts decline test when comparing the first calendar quarter of 2021 to the same quarter in calendar year 2019, which qualifies the company to claim ERTC in both the first and second calendar quarters of 2021 under the amended ERTC program. The Company qualified for a refundable payroll tax credit totaling $3,375,815 which is included in other receivables on the Company’s condensed consolidated balance sheet as of April 30, 2021 and in other income on the Company’s condensed consolidated statement of operations for the three and six months ended April 30, 2021.

(13)	Contingencies

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

Six Months Ended April 30, 2021

(Unaudited)

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

(14)	New Accounting Standards Not Yet Adopted

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to known and unknown variables, uncertainties, contingencies and risks that may cause actual events or results to differ materially from our expectations. Such known and unknown variables, uncertainties, contingencies and risks (collectively, “factors”) may also adversely affect Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”), the Company’s future results of operations and future financial condition, and/or the future equity value of the Company. Factors that could cause or contribute to such differences from our expectations or that could adversely affect the Company include, but are not limited to: the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate and/or government spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber, copper, gold and other precious metals, plastics and other materials); fluctuations in transportation costs; our dependence on customized equipment for the manufacture of certain of our products in certain production facilities; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing in one or more of the markets in which we participate, including the impact of increased competition; our dependence on a limited number of suppliers for certain product components; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in any litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in any regulatory reviews and audits and potential regulatory reviews and audits; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences for competing technologies relative to our product offering; economic conditions that affect the telecommunications sector, the data communications sector, certain technology sectors and/or certain industry market sectors (for example, mining, oil & gas, military, and wireless carrier industry market sectors); economic conditions that affect U.S.-based manufacturers; economic conditions or changes in relative currency strengths (for example, the strengthening of the U.S. dollar relative to certain foreign currencies) and import and/or export tariffs imposed by the U.S. and other countries that affect certain geographic markets, industry market sector, and/or the economy as a whole; changes in demand for our products from certain competitors for which we provide private label connectivity products; changes in the mix of products sold during any given period (due to, among other things, seasonality or varying strength or weaknesses in particular markets in which we participate) which may impact gross profits and gross profit margins or net sales; variations in orders and production volumes of hybrid cables (fiber and copper) with high copper content, which tend to have lower gross profit margins; significant variations in sales resulting from: (i) high volatility within various geographic markets, within targeted markets and industries, for certain types of products, and/or with certain customers (whether related to the market generally or to specific customers’ business in particular), (ii) timing of large sales orders, and (iii) high sales concentration among a limited number of customers in certain markets, particularly the wireless carrier market; terrorist attacks or acts of war, any current or potential future military conflicts, and acts of civil unrest; changes in the level of military spending or other spending by the United States government, including, but not limited to reductions in government spending due to automatic budget cuts or sequestration; ability to recruit and retain key personnel; poor labor relations; increasing labor costs; the impact of cybersecurity risks and incidents and the related actual or potential costs and consequences of such risks and incidents, including costs to limit such risks; the impact of data privacy laws and the General Data Protection Regulation and the related actual or potential costs and consequences; the impact of changes in accounting policies and related costs of compliance, including changes by the Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board (“PCAOB”), the Financial Accounting Standards Board (“FASB”), and/or the International Accounting Standards Board (“IASB”); our ability to continue to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; the impact of changes and potential changes in federal laws and regulations adversely affecting our business and/or which result in increases in our direct and indirect costs, including our direct and indirect costs of compliance with such laws and regulations; rising healthcare costs; the impact of the Patient Protection and Affordable Care Act of 2010, the Health Care and Education Reconciliation Act of 2010, and any revisions to those acts that apply to us and the related legislation and regulation associated with those acts, which directly or indirectly result in increases to our costs; the impact of changes in state or federal tax laws and regulations increasing our costs and/or impacting the net return to investors owning our shares; any changes in the status of our compliance with covenants with our lenders; our continued ability to maintain and/or secure future debt financing and/or equity financing to adequately finance our ongoing operations; impact of failing to receive forgiveness of all or substantially all of the principal balance of the Small Business Administration (“SBA”) Payroll Protection Program Loan we received in connection with the COVID-19 pandemic; the impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, making investments in or with, and/or acquiring parties that compete with and/or have conflicts with our customers; voluntary or involuntary delisting of the Company’s common stock from any exchange on which it is traded; the deregistration by the Company from SEC reporting requirements as a result of the small number of holders of the Company’s common stock; adverse reactions by customers, vendors or other service providers to unsolicited proposals regarding the ownership or management of the Company; the additional costs of considering, responding to and possibly defending our position on unsolicited proposals regarding the ownership or management of the Company; impact of weather, natural disasters and/or epidemic or pandemic diseases (such as COVID-19) in the areas of the world in which we operate, market our products and/or acquire raw materials; an increase in the number of shares of the Company’s common stock issued and outstanding; economic downturns generally and/or in one or more of the markets in which we operate; changes in market demand, exchange rates, productivity, market dynamics, market confidence, macroeconomic and/or other economic conditions in the areas of the world in which we operate and market our products; and our success in managing the risks involved in the foregoing.

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

Overview of COVID-19 Effects

The COVID-19 pandemic had a significant negative impact on businesses and individuals in the United States and globally—including OCC. Actions taken by governments and private industry to limit the spread of the disease resulted in an unprecedented disruption of normal activities as businesses were forced to shut down or operate on a limited basis.

We were obligated to continue to operate during the COVID-19 pandemic because our workforce is classified a “Defense Industrial Base Essential Critical Infrastructure Workforce” under guidelines from the U.S. Department of Defense and an “Essential Critical Infrastructure Workforce” under guidelines by the U.S. Department of Homeland Security, Cybersecurity and Infrastructure Security Agency (CISA).

OCC’s sales, production volumes and many costs were significantly and negatively impacted by the COVID-19 pandemic.

As the pandemic began, OCC assembled a team charged with overseeing our efforts to ensure the health and safety of all employees while continuing to supply product to our customers. That team has monitored and continues to monitor the latest CDC, Federal, state and other regulatory guidance, works to secure personal protective equipment, finds ways to help mitigate risk, and identifies opportunities for us to meet or exceed health and safety guidelines and recommended protocols.

As a result of the foregoing, OCC made a number of changes to business operations in response to the COVID-19 pandemic including, but not limited to: limiting business travel and face-to-face meetings, having a portion of our non-manufacturing employees work remotely, and implementing strict social distancing, symptom self-assessments, and sanitation and mask protocols within its facilities.

We believe we have followed and are continuing to follow or exceed all Centers for Disease Control and Prevention (“CDC”) and public officials’ guidelines as such guidelines have changed from time to time during the pandemic.

As vaccination rates have increased and the effects of the COVID-19 pandemic have begun to recede, we have begun to adjust our precautionary measures, as appropriate. We have modified our protocols with respect to certain travel and meeting restrictions, while maintaining appropriate social distancing, symptom self-assessments, sanitation, and mask protocols. We have encouraged all of our employees to be vaccinated, but have not implemented a vaccination mandate at this time.

We have begun to see positive indicators of future strengthening in many of our markets particularly during the second quarter of fiscal year 2021, with increasing sales and production volumes. We are hopeful that we will continue to benefit from improvement in our markets during the second half of fiscal year 2021.

The extent to which the COVID-19 pandemic will affect OCC in the future will depend on ongoing developments, which are still uncertain, including, but not limited to, the duration and severity of the outbreak, the timing of recovery in certain of OCC’s markets, any resurgence of the virus, the successful distribution and administration of any current or future vaccines and boosters, as well as a variety of other unknowable factors.

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

Summary of Company Performance for Second Quarter of Fiscal Year 2021

●

Consolidated net sales for the second quarter of fiscal year 2021 increased 5.9% to $15.7 million, compared to $14.9 million for the same period last year. Sequentially, net sales increased 32.5% in the second quarter of fiscal year 2021, compared to net sales of $11.9 million for the first quarter of fiscal year 2021.

●

Gross profit increased 20.6% to $4.8 million in the second quarter of fiscal year 2021, compared to $4.0 million for the second quarter of fiscal year 2020. Sequentially, gross profit increased 108.7% in the second quarter of fiscal year 2021, compared to gross profit of $2.3 million for the first quarter of fiscal year 2021.

●	Gross profit margin (gross profit as a percentage of net sales) increased to 30.6% during the second quarter of fiscal year 2021, compared to 26.9% for the second quarter of fiscal year 2020.

●	SG&A expenses decreased 17.3% to $4.6 million during the second quarter of fiscal year 2021, compared to $5.5 million during the second quarter of fiscal year 2020.

●	Net income was $3.4 million, or $0.45 per share, during the second quarter of fiscal year 2021, compared to a net loss of $1.7 million, or $0.23 per share, for the comparable period last year.

●

On February 22, 2021, we submitted to our lender our application for forgiveness of the entire principal balance and accrued interest on the United States Small Business Administration (“SBA”) Paycheck Protection Program loan in the amount of $5.0 million (“PPP Loan”) we received on April 15, 2020, with the entire loan amount and accrued interest included in our current liabilities at April 30, 2021.

●

During the second quarter of fiscal year 2021, we qualified for a $3.4 million Employee Retention Tax Credit (“ERTC”), which is reflected as income under other income (expense), net, and as a receivable under current assets—other receivables. We expect that we will receive credits totaling approximately $900,000 for the remainder of the second calendar quarter that will be recorded as other income in our fiscal third quarter of 2021.

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

Our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may vary based on changes in product mix. To the extent not impacted by product mix, gross profit margins tend to be higher when we achieve higher net sales levels, as certain fixed manufacturing costs are spread over higher sales. Hybrid cables (containing fiber and copper) with higher copper content tend to have lower gross profit margins.

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

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended			Six Months Ended
	April 30,		Percent	April 30,		Percent
	2021	2020	Change	2021	2020	Change
Net sales	$15,741,000	$14,863,000	5.9%	$27,618,000	$27,751,000	(0.5)%
Gross profit	4,819,000	3,997,000	20.6%	7,129,000	6,401,000	11.4%
SG&A expenses	4,590,000	5,550,000	(17.3)%	8,898,000	10,374,000	(14.2)%
Net income (loss)	3,385,000	(1,689,000)	300.4%	1,244,000	(4,281,000)	129.1%

Three Months Ended April 30, 2021 and 2020

Net Sales

Consolidated net sales for the second quarter of fiscal year 2021 increased 5.9% to $15.7 million, compared to net sales of $14.9 million for the same period last year. We experienced an increase in net sales in both our enterprise and specialty markets, including the wireless carrier market, in the second quarter of fiscal year 2021, compared to the same period last year.

Sequentially, net sales increased 32.5% in the second quarter of fiscal year 2021, compared to net sales of $11.9 million for the first quarter of fiscal year 2021.

We believe net sales during the second quarter of fiscal year 2021 were positively impacted by the lifting of some restrictions and the reopening of certain markets that had been negatively impacted by the COVID-19 pandemic.

Net sales to customers in the United States increased 4.4% and net sales to customers outside of the United States increased 11.8% in the second quarter of fiscal year 2021, compared to the same period last year. We believe that we will continue to see a positive impact on our net sales as the impact of COVID-19 on our customers and end-users declines.

We are beginning to see some positive indicators of future strengthening in some of our markets and are hopeful we will continue to benefit from improvement in our markets during the second half of fiscal year 2021. However, we cannot fully anticipate or reasonably estimate the continuing impacts of the pandemic on our various markets and customers.

Gross Profit

Our gross profit was $4.8 million in the second quarter of fiscal year 2021, an increase of 20.6% compared to gross profit of $4.0 million in the second quarter of fiscal year 2020. Gross profit margin, or gross profit as a percentage of net sales, increased to 30.6% in the second quarter of fiscal year 2021 compared to 26.9% in the second quarter of fiscal year 2020.

Sequentially, gross profit increased 108.7% in the second quarter of fiscal year 2021, compared to gross profit of $2.3 million for the first quarter of fiscal year 2021.

Our gross profit margins tend to be higher when we achieve higher net sales levels, as certain fixed manufacturing costs are spread over higher sales. This operating leverage, which is beneficial at higher sales levels, positively impacted our gross profit margin during the second quarter of fiscal year 2021. Additionally, actions that we took in fiscal years 2020 and 2019 contributed to the increase in our gross profit margin in the second quarter of fiscal year 2021 when compared to the second quarter of fiscal year 2020. Our gross profit margin percentages are also heavily dependent upon product mix on a quarterly basis and may vary based on changes in product mix from quarter to quarter.

Selling, General, and Administrative Expenses

SG&A expenses decreased 17.3% to $4.6 million during the second quarter of fiscal year 2021, compared to $5.5 million for the same period last year. SG&A expenses as a percentage of net sales were 29.2% in the second quarter of fiscal year 2021, compared to 37.3% in the second quarter of fiscal year 2020.

The decrease in SG&A expenses during the second quarter of fiscal year 2021 compared to the same period last year was primarily the result of decreases in bad debt expense totaling $447,000, decreases in employee related costs totaling $387,000 and decreases in marketing expenses totaling $138,000. During the second quarter of fiscal year 2020, our bad debt expense increased significantly due to concerns about collectability of certain customer accounts during the COVID-19 pandemic environment. Such collectability concerns did not recur during the second quarter of fiscal year 2021, therefore, our bad debt expense has decreased significantly and has returned to a more typical level. Included in employee related costs are compensation costs which decreased primarily due to terminations, net of new hires, which were impacted by our ongoing cost control initiatives. Marketing expenses decreased primarily due to the continuing cancellation of tradeshows during the second quarter of fiscal year 2021 due to the COVID-19 pandemic.

Royalty Income (Expense), Net

We recognized royalty income, net of royalty and related expenses, totaling $43,000 during the second quarter of fiscal year 2021 compared to $3,000 during the second quarter of fiscal year 2020. Royalty income and/or expense may fluctuate based on sales of related licensed products and estimates of amounts for non-licensed product sales, if any.

Amortization of Intangible Assets

We recognized $11,000 of amortization expense, associated with intangible assets, during the second quarter of fiscal year 2021, compared to $10,000 during the second quarter of fiscal year 2020.

Other Income (Expense), Net

We recognized other income, net in the second quarter of fiscal year 2021 of $3.1 million, compared to other expense, net of $124,000 in the second quarter of fiscal year 2020. Other income, net for the fiscal quarter ended April 30, 2021 is comprised primarily of the ERTC, partially offset by interest expense and other miscellaneous items. The change in other income, net during the second quarter of fiscal year 2021 compared to the same period last year was primarily due to the ERTC.

The ERTC, created in the March 2020 CARES Act and then subsequently amended by the Consolidated Appropriation Act (“CAA”) of 2021 and the American Rescue Plan Act (“ARPA”) of 2021, is a refundable payroll credit for qualifying businesses keeping employees on their payroll during the COVID-19 pandemic.  Under CAA and ARPA amendments, employers can claim a refundable tax credit against the employer share of social security tax equal to 70% of the qualified wages (including certain health care expenses) paid to employees after December 31, 2020 through December 31, 2021.  Qualified wages are limited to $10,000 per employee per calendar quarter in 2021 so the maximum ERTC available is $7,000 per employee per calendar quarter.

OCC is an eligible small employer under the gross receipts decline test when comparing the first calendar quarter of 2021 to the same quarter in calendar year 2019, which qualifies us to claim ERTC in both the first and second calendar quarters of 2021 under the amended ERTC program. During the second quarter of fiscal year 2021, we qualified for a refundable payroll tax credit totaling $3.4 million. We expect that we will receive credits totaling approximately $900,000 for the remainder of the second calendar quarter that will be recorded as other income in our fiscal third quarter of 2021.

Income (Loss) Before Income Taxes

We reported income before income taxes of $3.4 million for the second quarter of fiscal year 2021, compared to a net loss of $1.7 million for the second quarter of fiscal year 2020. The change was primarily due to the ERTC of $3.4 million, the increase in gross profit of $822,000 and the decrease in SG&A expenses of $960,000 compared to the same period in 2020.

Income Tax Expense

Income tax expense totaled $7,000 in the second quarter of fiscal year 2021, compared to $5,000 in the second quarter of fiscal year 2020. Our effective tax rate was less than one percent for the second quarter of fiscal year 2021 and less than negative one percent for the second quarter of fiscal year 2020.

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

If we generate sufficient income before taxes in subsequent periods such that U.S. GAAP would permit us to conclude that the removal of any valuation allowance against our net deferred tax asset is appropriate, then during the period in which such determination is made, we will recognize the non-cash benefit of such removal of the valuation allowance in income tax expense on our consolidated statement of operations, which will increase net income and will also increase the net deferred tax asset on our consolidated balance sheet. If we do not generate sufficient income before taxes in subsequent periods such that U.S. GAAP would permit us to conclude that the reduction or removal of any valuation allowance against our net deferred tax asset is appropriate, then no such non-cash benefit would be realized. There can be no assurance regarding any future realization of the benefit by us of all or part of our net deferred tax assets. As of October 31, 2020, the valuation allowance against our total gross deferred tax assets totaled $4.8 million.

Net Income (Loss)

Net income for the second quarter of fiscal year 2021 was $3.4 million compared to a net loss of $1.7 million for the second quarter of fiscal year 2020. This change was primarily due to the increase in income before income taxes of $5.1 million.

Six Months Ended April 30, 2021 and 2020

Net Sales

Consolidated net sales for the first half of fiscal year 2021 were $27.6 million, a decrease of less than one percent compared to net sales of $27.8 million for the same period last year. We experienced slight decreases in net sales in both our enterprise and specialty markets in the first half of fiscal year 2021, compared to the same period last year.

We believe net sales during the first half of fiscal year 2021, specifically beginning in our second fiscal quarter, were positively impacted by the lifting of some restrictions and the reopening of certain markets that had been negatively impacted by the COVID-19 pandemic. Net sales to customers in the United States decreased 1.2% while net sales to customers outside of the United States increased 2.4% in the first half of fiscal year 2021, compared to the same period last year. We believe that we will continue to see a trend of improving net sales to the extent the impact of COVID-19 on our customers and end-users declines.

We are beginning to see some positive indicators of future strengthening in some of our markets and are hopeful we will continue to benefit from improvement in our markets during the second half of fiscal year 2021. However, we cannot fully anticipate or reasonably estimate the continuing impacts of the pandemic on our various markets and customers.

Gross Profit

Our gross profit was $7.1 million in the first half of fiscal year 2021, an increase of 11.4% compared to gross profit of $6.4 million in the first half of fiscal year 2020. Gross profit margin increased to 25.8% in the first half of fiscal year 2021 compared to 23.1% in the first half of fiscal year 2020.

Our gross profit margins tend to be higher when we achieve higher net sales levels, as certain fixed manufacturing costs are spread over higher sales. This operating leverage, which is beneficial at higher sales levels, positively impacted our gross profit margin during the first half of fiscal year 2021, particularly beginning in the second fiscal quarter. Additionally, actions that we took in fiscal years 2020 and 2019 contributed to the increase in our gross profit margin in the first half of fiscal year 2021, resulting in an improved gross profit margin when compared to the first half of fiscal year 2020, even considering the slight decrease in sales when comparing the two periods. Our gross profit margin percentages are also heavily dependent upon product mix on a quarterly basis and may vary based on changes in product mix from quarter to quarter.

Selling, General, and Administrative Expenses

SG&A expenses decreased 14.2% to $8.9 million during the first half of fiscal year 2021, compared to $10.4 million for the same period last year. SG&A expenses as a percentage of net sales were 32.2% in the first half of fiscal year 2021, compared to 37.4% in the first half of fiscal year 2020.

The decrease in SG&A expenses during the first half of fiscal year 2021 compared to the same period last year was primarily the result of decreases in employee related costs totaling $823,000, decreases in bad debt expense totaling $410,000, decreases in travel expenses totaling $165,000 and decreases in marketing expenses totaling $160,000. Included in employee related costs are compensation costs which decreased primarily due to terminations, net of new hires, which were impacted by our ongoing cost control initiatives. During the first half of fiscal year 2020, our bad debt expense increased due to concerns about collectability of certain customer accounts during the COVID-19 pandemic environment. Such collectability concerns did not recur during the first half of fiscal year 2021, therefore, our bad debt expense has decreased significantly and has returned to a more typical level. Travel expenses and marketing expenses decreased primarily due to the decrease in business travel and the continuing cancellation of tradeshows during the first half of fiscal year 2021 due to the COVID-19 pandemic.

Royalty Income (Expense), Net

We recognized royalty income, net of royalty and related expenses, totaling $50,000 during the first half of fiscal year 2021 compared to royalty expense, net of royalty income, of $15,000 during the first half of fiscal year 2020. Royalty income and/or expense may fluctuate based on sales of related licensed products and estimates of amounts for non-licensed product sales, if any.

Amortization of Intangible Assets

We recognized $22,000 of amortization expense, associated with intangible assets, during the first half of fiscal year 2021, compared to $20,000 during the first half of fiscal year 2020.

Other Income (Expense), Net

We recognized other income, net in the first half of fiscal year 2021 of $3.0 million, compared to other expense, net of $263,000 in the first half of fiscal year 2020. Other income, net for the first half of fiscal year 2021 is comprised primarily of the ERTC, partially offset by interest expense and other miscellaneous items. The change in other income, net during the first half of fiscal year 2021 compared to the same period last year was primarily due to the ERTC.

The ERTC, created in the March 2020 CARES Act and then subsequently amended by the CAA of 2021 and the ARPA of 2021, is a refundable payroll credit for qualifying businesses keeping employees on their payroll during the COVID-19 pandemic.  Under CAA and ARPA amendments, employers can claim a refundable tax credit against the employer share of social security tax equal to 70% of the qualified wages (including certain health care expenses) paid to employees after December 31, 2020 through December 31, 2021.  Qualified wages are limited to $10,000 per employee per calendar quarter in 2021 so the maximum ERTC available is $7,000 per employee per calendar quarter.

OCC is an eligible small employer under the gross receipts decline test when comparing the first calendar quarter of 2021 to the same quarter in calendar year 2019, which qualifies us to claim ERTC in both the first and second calendar quarters of 2021 under the amended ERTC program. During the first half of fiscal year 2021, we qualified for a refundable payroll tax credit totaling $3.4 million.

Income (Loss) Before Income Taxes

We reported income before income taxes of $1.2 million for the first half of fiscal year 2021, compared to a net loss of $4.3 million for the first half of fiscal year 2020. The change was primarily due to the ERTC of $3.4 million, the increase in gross profit of $728,000 and the decrease in SG&A expenses of $1.5 million compared to the same period in 2020.

Income Tax Expense (Benefit)

Income tax benefit totaled $26,000 in the first half of fiscal year 2021, compared to income tax expense of $10,000 in the first half of fiscal year 2020. Our effective tax rate was negative 2.1% for the first half of fiscal year 2021 and less than negative one percent for the first half of fiscal year 2020.

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

If we generate sufficient income before taxes in subsequent periods such that U.S. GAAP would permit us to conclude that the removal of any valuation allowance against our net deferred tax asset is appropriate, then during the period in which such determination is made, we will recognize the non-cash benefit of such removal of the valuation allowance in income tax expense on our consolidated statement of operations, which will increase net income and will also increase the net deferred tax asset on our consolidated balance sheet. If we do not generate sufficient income before taxes in subsequent periods such that U.S. GAAP would permit us to conclude that the reduction or removal of any valuation allowance against our net deferred tax asset is appropriate, then no such non-cash benefit would be realized. There can be no assurance regarding any future realization of the benefit by us of all or part of our net deferred tax assets. As of October 31, 2020, the valuation allowance against our total gross deferred tax assets totaled $4.8 million.

Net Income (Loss)

Net income for the first half of fiscal year 2021 was $1.2 million compared to a net loss of $4.3 million for the first half of fiscal year 2020. This change was primarily due to the increase in income before income taxes of $5.5 million.

Financial Condition

Total assets increased $3.9 million, or 10.7%, to $40.5 million at April 30, 2021, from $36.6 million at October 31, 2020. This increase was primarily due to a $3.4 million increase in other receivables due to the ERTC and a $1.1 million increase in trade accounts receivable, net, resulting from the increase in net sales in the second quarter of fiscal year 2021 when compared to the fourth quarter of fiscal year 2020.

Total liabilities increased $2.5 million, or 11.9%, to $23.8 million at April 30, 2021, from $21.3 million at October 31, 2020. The increase in total liabilities was primarily due to an increase in accounts payable and accrued expenses totaling $1.5 million primarily resulting from the timing of raw material purchases and certain vendor payments. Also contributing to the increase in total liabilities was an increase in note payable, revolver – noncurrent totaling $948,000 due to net borrowings on our revolver.

Total shareholders’ equity at April 30, 2021 increased $1.4 million in the first half of fiscal year 2021. The increase resulted from net income of $1.2 million and share-based compensation, net of $142,000.

Liquidity and Capital Resources

Our primary capital needs have been to fund working capital requirements and to make principal payments on long-term debt. Our primary source of capital for these purposes has been existing cash, cash provided by operations and borrowings under our Revolver (see “Credit Facilities” below).

Our cash totaled $361,000 as of April 30, 2021, an increase of $220,000, compared to $141,000 as of October 31, 2020. The increase in cash for the six months ended April 30, 2021 primarily resulted from net cash provided by financing activities of $717,000, partially offset by capital expenditures totaling $90,000 and cash used in operating activities of $392,000.

On April 30, 2021, we had working capital of $18.2 million compared to $19.1 million on October 31, 2020. The ratio of current assets to current liabilities as of April 30, 2021 was 2.6 to 1.0 compared to 4.0 to 1.0 as of October 31, 2020. The decrease in working capital and in the current ratio was primarily due to the $3.4 million reclassification of a portion of the PPP Loan from noncurrent to current, based on the maturity date of the loan (without considering our pending PPP Loan forgiveness application), and the $1.5 million increase in accounts payable and accrued expenses, partially offset by the increase in other receivables of $3.4 million due to the ERTC and the $1.1 million increase in trade accounts receivable, net.

As of April 30, 2021 and October 31, 2020, we had outstanding loan balances under our Revolver totaling $5.9 million and $5.0 million, respectively. As of April 30, 2021 and October 31, 2020, we had outstanding loan balances, excluding our Revolver, totaling $10.0 million and $10.1 million, respectively.

Net Cash

Net cash used in operating activities was $392,000 in the first half of fiscal year 2021, compared to $816,000 in the first half of fiscal year 2020. Net cash used in operating activities during the first half of fiscal year 2021 primarily resulted from an increase in other receivables totaling $3.4 million and the cash flow impact of increases in trade accounts receivable, net totaling $1.1 million, partially offset by certain adjustments to reconcile net income of $1.2 million to net cash used in operating activities including depreciation and amortization of $641,000 and share-based compensation expense of $142,000. Additionally, the cash flow impact of increases in accounts payable and accrued expenses of $1.5 million further contributed to offset net cash used in operating activities.

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

Net cash used in investing activities totaled $105,000 in the first half of fiscal year 2021, compared to $104,000 in the first half of fiscal year 2020. Net cash used in investing activities during the first half fiscal years 2021 and 2020 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment.

Net cash provided by financing activities totaled $717,000 in the first half of fiscal year 2021, compared to $4.7 million in the first half of fiscal year 2020. Net cash provided by financing activities in the first half of fiscal year 2021 resulted primarily from net proceeds on our revolving line of credit totaling $948,000, partially offset by principal payments on long-term debt totaling $181,000. Net cash provided by financing activities in the first half of fiscal year 2020 resulted from proceeds received from a PPP Loan totaling $5.0 million and advances on a note payable to our bank under our line of credit totaling $350,000, partially offset by principal payments on long-term debt totaling $592,000.

We have a plan approved by our Board of Directors on July 14, 2015 to purchase and retire up to 400,000 shares of our common stock, or approximately 6.0% of the shares then outstanding (the “Repurchase Plan”). When the Repurchase Plan was approved, we had anticipated that the purchases would be made over a 24- to 36-month period, but there was no definite time period for repurchase or plan expiration. As of April 30, 2021 we had 398,400 shares remaining to purchase under this Repurchase Plan, and we have made no specific determination whether and over what period these shares may or may not be purchased. Until future notice, we have no current plans to repurchase and retire our common stock and have suspended the Repurchase Plan.

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

In fiscal year 2020, we obtained an unsecured PPP Loan through Pinnacle in the amount of $5.0 million. The loan was made through the SBA as part of the PPP under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The interest rate is fixed at 1.00% per year, and the Company has accrued but unpaid interest of $51,998 on the PPP Loan as of April 30, 2021, which is included in accounts payable and accrued expenses. Under the CARES Act and the Paycheck Protection Program Flexibility Act of 2020, all or a portion of this loan (principal and interest) may be forgiven if certain requirements are met. We believe we have met those requirements and we applied for forgiveness of the entire balance of the loan (including accrued interest), submitting an application to our lender on February 22, 2021. If the loan is not forgiven, we will pay principal and interest payments of approximately $560,000 every month, beginning ten months following the coverage period which ended September 29, 2020. We can repay the PPP Loan without any prepayment penalty. All remaining principal and accrued interest is due and payable two years from the effective date of the PPP Loan (April 15, 2022).

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

The maximum aggregate principal amount subject to the Revolver is $18.0 million. Interest accrues on the daily balance at the per annum rate of 1.5% above the Prime Rate in effect from time to time, but not less than 4.75% (the “Applicable Rate”). In the event of a default, interest may become 6.0% above the Applicable Rate. As of April 30 2021, the Revolver accrued interest at the prime lending rate plus 1.5% (resulting in a 4.75% rate at April 30, 2021). The initial term of the Revolver is three years, with a termination date of July 24, 2023. After the initial term and unless otherwise terminated, the loan may be extended in one year periods subject to the agreement of SLR.

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

As of April 30, 2021, we had $5.9 million of outstanding borrowings on our Revolver and $2.5 million in available credit.

Capital Expenditures

We did not have any material commitments for capital expenditures as of April 30, 2021. We expect capital expenditures in fiscal year 2021 will not exceed $750,000. We anticipate these expenditures, to the extent made, will be funded out of our working capital, cash provided by operations or borrowings under our Revolver, as appropriate. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general.

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

Seasonality

We typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year, and excluding other volatility, we would normally expect 48% of total net sales to occur during the first half of a fiscal year and 52% of total net sales to occur during the second half of a fiscal year. We believe this historical seasonality pattern is generally indicative of an overall trend and reflective of the buying patterns and budgetary considerations of our customers. However, this pattern may be substantially altered during any quarter or year based on a variety of factors. We believe our seasonality pattern in fiscal year 2020 was impacted by the COVID-19 pandemic, resulting in significantly lower total net sales for all of fiscal year 2020, and no typically anticipated seasonal increase in total net sales during the second half of the fiscal year. Our typical seasonality was also impacted in fiscal years 2019 and 2018, by the quarterly and annual volatility of orders received for the wireless carrier market, the timing of larger projects, the timing of orders from larger customers, other economic factors impacting our industry or impacting the industries of our customers and end-users, and macroeconomic conditions. While we believe seasonality may be a factor that impacts our quarterly net sales results, particularly when excluding the volatility of sales in the wireless carrier market, we are not able to reliably predict the effects of seasonality on net sales because these other factors can also substantially impact our net sales patterns during the year.

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

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2020 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2020 Form 10-K did not change during the period from November 1, 2020 through April 30, 2021.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2021. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2021, and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 30, 2021 and October 31, 2020, (ii) Condensed Consolidated Statements of Operations for the six months ended April 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Shareholders’ Equity for the three months and six months ended April 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2021 and 2020, and (v) Condensed Notes to Condensed Consolidated Financial Statements. FILED HEREWITH.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: June 14, 2021	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: June 14, 2021	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial Officer