Form 10-Q
period 2021-07-31
OPTICAL CABLE CORP
filed 2021-09-13
CIK 1000230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

As of September 7, 2021, 7,566,171 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Nine Months Ended July 31, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OPTICAL CABLE CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31,	October 31,
	2021	2020
Assets
Current assets:
Cash	$121,213	$140,839
Trade accounts receivable, net of allowance for doubtful accounts of $535,445 at July 31, 2021 and $524,617 at October 31, 2020	9,111,279	7,561,334
Income taxes refundable - current	—	25,003
Other receivables	3,646,308	23,145
Inventories	15,735,456	17,099,767
Prepaid expenses and other assets	317,181	472,516
Total current assets	28,931,437	25,322,604
Property and equipment, net	8,155,200	8,811,863
Intangible assets, net	654,185	665,731
Other assets, net	1,683,125	1,757,614
Total assets	$39,423,947	$36,557,812
Liabilities and Shareholders’ Equity
Current liabilities:
Note payable, SBA PPP Loan - current	$—	$1,615,404
Current installments of long-term debt	321,583	312,109
Accounts payable and accrued expenses	3,649,073	2,861,343
Accrued compensation and payroll taxes	1,505,240	1,463,307
Income taxes payable	8,367	13,986
Total current liabilities	5,484,263	6,266,149
Note payable, SBA PPP Loan - noncurrent	—	3,365,996
Note payable, revolver - noncurrent	5,630,213	4,988,660
Long-term debt, excluding current installments	4,610,669	4,853,457
Other noncurrent liabilities	1,604,984	1,823,632
Total liabilities	17,330,129	21,297,894
Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 7,566,171 shares at July 31, 2021 and 7,537,087 shares at October 31, 2020	14,219,584	14,002,130
Retained earnings	7,874,234	1,257,788
Total shareholders’ equity	22,093,818	15,259,918
Commitments and contingencies
Total liabilities and shareholders’ equity	$39,423,947	$36,557,812

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
Net sales	$15,634,760	$13,639,169	$43,252,447	$41,389,993
Cost of goods sold	11,544,514	10,167,008	32,033,595	31,516,942
Gross profit	4,090,246	3,472,161	11,218,852	9,873,051
Selling, general and administrative expenses	4,530,563	4,559,970	13,428,079	14,933,595
Royalty (income) expense, net	4,809	193,062	(44,958)	208,093
Amortization of intangible assets	11,756	10,806	33,661	30,973
Loss from operations	(456,882)	(1,291,677)	(2,197,930)	(5,299,610)
Other income (expense), net:
Interest expense	(175,122)	(135,725)	(530,085)	(397,198)
Gain on debt extinguishment─PPP Loan	5,041,723	—	5,041,723	—
Other, net	966,816	(1,436)	4,280,786	(3,015)
Other income (expense), net	5,833,417	(137,161)	8,792,424	(400,213)
Income (loss) before income taxes	5,376,535	(1,428,838)	6,594,494	(5,699,823)
Income tax expense (benefit)	3,768	4,992	(21,952)	15,076
Net income (loss)	$5,372,767	$(1,433,830)	$6,616,446	$(5,714,899)
Net income (loss) per share: Basic and diluted	$0.71	$(0.20)	$0.88	$(0.78)

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Nine Months Ended July 31, 2021
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2020	7,537,087	$14,002,130	$1,257,788	$15,259,918
Share-based compensation, net	(971)	40,605	—	40,605
Net loss	—	—	(2,141,480)	(2,141,480)
Balances at January 31, 2021	7,536,116	$14,042,735	$(883,692)	$13,159,043

Share-based compensation, net	—	101,762	—	101,762
Net income	—	—	3,385,159	3,385,159
Balances at April 30, 2021	7,536,116	$14,144,497	$2,501,467	$16,645,964

Share-based compensation, net	30,055	75,087	—	75,087
Net income	—	—	5,372,767	5,372,767
Balances at July 31, 2021	7,566,171	$14,219,584	$7,874,234	$22,093,818

	Nine Months Ended July 31, 2020
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2019	7,458,981	$13,853,334	$7,385,566	$21,238,900
Adoption of accounting standard ASU 2018-07	—	6,554	(6,554)	—
Share-based compensation, net	(2,909)	34,356	—	34,356
Net loss	—	—	(2,591,888)	(2,591,888)
Balances at January 31, 2020	7,456,072	$13,894,244	$4,787,124	$18,681,368

Share-based compensation, net	—	26,677	—	26,677
Net loss	—	—	(1,689,181)	(1,689,181)
Balances at April 30, 2020	7,456,072	$13,920,921	$3,097,943	$17,018,864

Share-based compensation, net	81,015	40,605	—	40,605
Net loss	—	—	(1,433,830)	(1,433,830)
Balances at July 31, 2020	7,537,087	$13,961,526	$1,664,113	$15,625,639

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	July 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$6,616,446	$(5,714,899)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	914,403	1,082,809
Bad debt expense	10,828	431,746
Share-based compensation expense	217,454	101,638
Gain on debt extinguishment─PPP Loan principal	(4,981,400)	—
Loss on sale of property and equipment	3,167	10,305
(Increase) decrease in:
Trade accounts receivable	(1,560,773)	3,116,310
Other receivables	(3,623,163)	9,260
Inventories	1,364,311	966,166
Prepaid expenses and other assets	155,335	45,540
Income taxes refundable	25,003	(611)
Other assets	(25,099)	(8,180)
Increase (decrease) in:
Accounts payable and accrued expenses	789,056	(2,470,420)
Accrued compensation and payroll taxes	41,933	(383,661)
Income taxes payable	(5,619)	(3,539)
Other noncurrent liabilities	(151,981)	381,682
Net cash used in operating activities	(210,099)	(2,435,854)
Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(128,984)	(94,536)
Investment in intangible assets	(22,115)	(36,254)
Net cash used in investing activities	(151,099)	(130,790)
Cash flows from financing activities:
Proceeds from note payable to bank, SBA PPP Loan	—	4,981,400
Proceeds from note payable to bank, revolver	—	350,000
Proceeds from note payable, revolver	42,637,013	5,530,583
Payments on note payable to bank, revolver	—	(6,000,000)
Payments on note payable, revolver	(41,995,460)	(953,062)
Principal payments on long-term debt	(233,314)	(667,405)
Payments for financing costs	(66,667)	(213,540)
Net cash provided by financing activities	341,572	3,027,976
Net increase (decrease) in cash	(19,626)	461,332
Cash at beginning of period	140,839	537,330
Cash at end of period	$121,213	$998,662

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Nine Months Ended July 31, 2021
(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10‑Q and Regulation S‑X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2021 are not necessarily indicative of the results for the fiscal year ending October 31, 2021 because the following items, among other things, may impact those results: impacts of the COVID-19 pandemic including (but not limited to) related government and private industry mandates in the areas of the world in which we operate, changes in market conditions, seasonality, changes in technology, competitive conditions, timing of certain projects and purchases by key customers, significant variations in sales resulting from high volatility and timing of large sales orders among a limited number of customers in certain markets, ability of management to execute its business plans, continued ability to maintain and/or secure future debt and/or equity financing to adequately finance ongoing operations; as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2020 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10‑Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2020.

(2)	Stock Incentive Plans and Other Share‑Based Compensation

As of July 31, 2021, there were approximately 333,000 remaining shares available for grant under the Optical Cable Corporation 2017 Stock Incentive Plan (“2017 Plan”).

Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations for the three months and nine months ended July 31, 2021 was $75,087 and $217,454, respectively, and for the three months and nine months ended July 31, 2020 was $40,605 and $101,638, respectively. Share-based compensation expense is entirely related to expense recognized in connection with the vesting of restricted stock awards or other stock awards. No restricted stock awards have been granted to employees since fiscal year 2018.

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

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Nine Months Ended July 31, 2021
(Unaudited)

During the three months ended July 31, 2021, OCC granted restricted stock awards totaling 30,055 shares to non-employee Directors under the 2017 Plan. The shares are subject to a one-year vesting period and are part of the non-employee Directors’ annual compensation for service on the Board of Directors. The Company recorded expense totaling $9,242 and $81,076, respectively, during the three months and nine months ended July 31, 2021 and recorded expense totaling $35,917 and $95,245, respectively, during the three and nine months ended July 31, 2020 related to the grants to non-employee Directors.

Restricted stock award activity during the nine months ended July 31, 2021 consisted of restricted stock grants totaling 30,055 and restricted shares forfeited totaling 971 shares. OCC restricted stock grants provide the participant with the option to surrender shares to pay for withholding tax obligations resulting from any vesting restricted shares, or to pay cash to the Company or taxing authorities in the amount of the withholding taxes owed on the value of any vesting restricted shares in order to avoid surrendering shares.

As of July 31, 2021, the estimated amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will recognize over a 1.6 year weighted-average period is approximately $285,000.

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the nine months ended July 31, 2021 and 2020 follows:

	Nine Months Ended
	July 31,
	2021	2020
Balance at beginning of period	$524,617	$99,562
Bad debt expense	10,828	431,746
Balance at end of period	$535,445	$531,308

(4)	Inventories

Inventories as of July 31, 2021 and October 31, 2020 consist of the following:

	July 31,	October 31,
	2021	2020
Finished goods	$4,420,160	$4,663,978
Work in process	3,795,368	4,165,289
Raw materials	7,282,036	8,010,794
Production supplies	237,892	259,706
Total	$15,735,456	$17,099,767

(5)	Product Warranties

As of July 31, 2021 and October 31, 2020, the Company’s accrual for estimated product warranty claims totaled $95,000 and $85,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense for the three months and nine months ended July 31, 2021 totaled $4,443 and $60,714, respectively. Warranty claims expense for the three months and nine months ended July 31, 2020 totaled $44,347 and $55,736, respectively.

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Nine Months Ended July 31, 2021
(Unaudited)

The following table summarizes the changes in the Company’s accrual for product warranties during the nine months ended July 31, 2021 and 2020:

	Nine Months Ended
	July 31,
	2021	2020
Balance at beginning of period	$85,000	$120,000
Liabilities accrued for warranties issued during the period	86,287	141,033
Warranty claims and costs paid during the period	(50,714)	(65,736)
Changes in liability for pre-existing warranties during the period	(25,573)	(85,297)
Balance at end of period	$95,000	$110,000

(6)	Long-term Debt and Notes Payable

The Company has credit facilities consisting of a real estate term loan, as amended and restated (the “Virginia Real Estate Loan”), a supplemental real estate term loan, as amended and restated (the “North Carolina Real Estate Loan”) and a Revolving Credit Master Promissory Note and related agreements (collectively, the “Revolver”).

Effective July 15, 2021, Northeast Bank purchased both the Virginia Real Estate Loan and the North Carolina Real Estate Loan from Pinnacle Bank (“Pinnacle”), with all terms of the real estate loans remaining the same. The real estate loans have a fixed interest rate of 3.95% and are secured by a first lien deed of trust on the Company’s real property.

Long-term debt as of July 31, 2021 and October 31, 2020 consists of the following:

	July 31,	October 31,
	2021	2020
Virginia Real Estate Loan ($6.5 million original principal) payable in monthly installments of $31,812, including interest (at 3.95%), with final payment of $3,318,029 due May 1, 2024	$3,954,778	$4,119,850
North Carolina Real Estate Loan ($2.24 million original principal) payable in monthly installments of $10,963, including interest (at 3.95%), with final payment of $711,773 due May 1, 2024	977,474	1,045,716
Total long-term debt	4,932,252	5,165,566
Less current installments	321,583	312,109
Long-term debt, excluding current installments	$4,610,669	$4,853,457

In fiscal year 2020, the Company obtained an unsecured Paycheck Protection Program loan (“PPP Loan”) implemented by the United States Small Business Administration (“SBA”) through Pinnacle in the amount of $4,981,400. The loan was made through the SBA as part of the PPP under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The interest rate was fixed at 1.00% per year, and the Company accrued interest of $60,323 on the PPP Loan. Under the CARES Act and The Paycheck Protection Program Flexibility Act of 2020, all or a portion of the loan (principal and interest) would be forgiven if certain requirements were met. The Company met these requirements and applied for forgiveness of the entire balance of the loan (including accrued interest), submitting an application to Pinnacle on February 22, 2021. On July 1, 2021, the SBA forgave the entire balance of the PPP Loan (including accrued interest). As a result, the Company recognized a gain on the extinguishment of debt totaling $5,041,723 (principal amount of $4,981,400 plus accrued interest totaling $60,323) in the third quarter of fiscal year 2021.

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Nine Months Ended July 31, 2021
(Unaudited)

The Revolver with North Mill Capital LLC (now doing business as SLR Business Credit, “SLR”) provides the Company with one or more advances in an amount up to: (a) 85% of the aggregate outstanding amount of eligible accounts (the “eligible accounts loan value”); plus (b) the lowest of (i) an amount up to 35% of the aggregate value of eligible inventory, (ii) $5,000,000, and (iii) an amount not to exceed 100% of the then outstanding eligible accounts loan value; minus (c) $1,500,000.

The maximum aggregate principal amount subject to the Revolver is $18,000,000. Interest accrues on the daily balance at the per annum rate of 1.5% above the Prime Rate in effect from time to time, but not less than 4.75% (the “Applicable Rate”). In the event of a default, interest may become 6.0% above the Applicable Rate. As of July 31, 2021, the Revolver accrued interest at the prime lending rate plus 1.5% (resulting in a 4.75% rate at July 31, 2021). The initial term of the Revolver is three years, with a termination date of July 24, 2023. After the initial term and unless otherwise terminated, the loan may be extended in one year periods subject to the agreement of SLR.

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

As of July 31, 2021 the Company had $5.6 million of outstanding borrowings on its Revolver and $2.2 million in available credit. As of October 31, 2020, the Company had $5.0 million of outstanding borrowings on its Revolver and $1.6 million in available credit.

(7)	Leases

The Company has an operating lease agreement for approximately 34,000 square feet of office, manufacturing and warehouse space in Plano, Texas (near Dallas). The lease term expires on November 30, 2024.

The Company has an operating lease agreement for approximately 36,000 square feet of warehouse space in Roanoke, Virginia. The lease term expires on April 30, 2023.

The Company also leases certain equipment under operating leases with initial 60 month terms.

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Nine Months Ended July 31, 2021
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

Operating lease right-of-use assets of $1,117,247 and $1,265,194 were included in other assets at July 31, 2021 and October 31, 2020, respectively. Operating lease liabilities of $378,161 and $828,512, respectively, were included in accounts payable and accrued expenses, and other noncurrent liabilities at July 31, 2021. Operating lease liabilities of $332,329 and $946,653, respectively, were included in accounts payable and accrued expenses, and other noncurrent liabilities at October 31, 2020.

Operating lease expense recognized during the three months and nine months ended July 31, 2021 totaled $103,333 and $303,902, respectively. Operating lease expense recognized during the three months and nine months ended July 31, 2020 totaled $99,327 and $293,756, respectively.

The weighted average remaining lease term was 37.9 months and the weighted average discount rate was 5.0% as of July 31, 2021.

The Company’s future payments due under operating leases reconciled to the lease liability are as follows:

Fiscal Year	Future Payments
2021 (1)	$106,182
2022	432,485
2023	382,716
2024	331,438
Thereafter	55,023
Total undiscounted lease payments	1,307,844
Present value discount	(101,171)
Total operating lease liability	$1,206,673

(1) Remaining three months of fiscal year 2021

For the three months and nine months ended July 31, 2021, cash paid for operating lease liabilities totaled $106,182 and $301,156, respectively. For the three months and nine months ended July 31, 2020, cash paid for operating lease liabilities totaled $96,681 and $286,131, respectively.

For the nine months ended July 31, 2021 and 2020, right-of-use assets obtained in exchange for new operating lease liabilities totaled $208,390 and $1,462,817, respectively.

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Nine Months Ended July 31, 2021
(Unaudited)

(8)	Fair Value Measurements

The carrying amounts reported in the condensed consolidated balance sheets as of July 31, 2021 and October 31, 2020 for cash, trade accounts receivable, income taxes refundable – current, other receivables, note payable, and accounts payable and accrued expenses, including accrued compensation and payroll taxes, approximate fair value because of the short maturity of these instruments. The carrying values of the Company’s note payable, revolver – noncurrent, and long-term debt approximate fair value based on similar long-term debt issues available to the Company as of July 31, 2021 and October 31, 2020. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

	Three months ended		Nine months ended
	July 31,		July 31,
	2021	2020	2021	2020
Net income (loss) (numerator)	$5,372,767	$(1,433,830)	$6,616,446	$(5,714,899)
Shares (denominator)	7,547,877	7,352,673	7,540,083	7,354,579
Basic and diluted net income (loss) per share	$0.71	$(0.20)	$0.88	$(0.78)

Weighted average unvested shares for the three months and nine months ended July 31, 2020 totaling 173,115 and 125,877, while issued and outstanding, were not included in the computation of basic and diluted net loss per share for the three months and nine months ended July 31, 2020 (because to include such shares would have been antidilutive, or in other words, to do so would have reduced the net loss per share for those periods).

(10)	Segment Information and Business and Credit Concentrations

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not‑for‑profit organizations. Concentration of credit risk with respect to trade receivables is normally limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of July 31, 2021 have been adequately provided for in the condensed consolidated financial statements. The Company includes all entities under common ownership for the purpose of calculating business concentrations.

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Nine Months Ended July 31, 2021
(Unaudited)

For the three months and nine months ended July 31, 2021, 20.9% and 20.0% of consolidated net sales were attributable to one national distributor customer. For the three months and nine months ended July 31, 2020, 16.1% and 13.7% of consolidated net sales was attributable to one national distributor customer.

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

The Company recognizes revenue at the point in time when products are shipped or delivered from its manufacturing facility to its customer, in accordance with the agreed upon shipping terms.  Since the Company typically invoices the customer at the same time that performance obligations are satisfied, no contract assets are recognized. The Company’s contract liability represents advance consideration received from customers prior to transfer of the product.  This liability was $108,552 as of July 31, 2021 and $63,283 as of October 31, 2020.

Sales to certain customers are made pursuant to agreements that provide price adjustments and limited return rights with respect to the Company’s products.  The Company maintains a reserve for estimated future price adjustment claims, rebates and returns as a refund liability. The Company’s refund liability was $131,702 as of July 31, 2021 and $119,989 as of October 31, 2020.

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

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Nine Months Ended July 31, 2021
(Unaudited)

Disaggregation of Revenue

The following table presents net sales attributable to the United States and all other countries in total for the three months and nine months ended July 31, 2021 and 2020:

	Three months ended		Nine months ended
	July 31,		July 31,
	2021	2020	2021	2020
United States	$12,922,510	$11,086,545	$35,007,855	$33,432,451
Outside the United States	2,712,250	2,552,624	8,244,592	7,957,542
Total net sales	$15,634,760	$13,639,169	$43,252,447	$41,389,993

(12)	Employee Retention Tax Credit

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

OCC is an eligible small employer under the gross receipts decline test when comparing the first calendar quarter of 2021 to the same quarter in calendar year 2019, which qualified the Company to claim ERTC in both the first and second calendar quarters of 2021 under the amended ERTC program. The Company qualified for a refundable payroll tax credit totaling $3,375,815 during its second fiscal quarter and $964,550 during its third fiscal quarter of 2021 for a total of $4,340,365. The $964,550 is included in other income on the Company’s condensed consolidated statement of operations for the three months ended July 31, 2021, and the $4,340,365 is included in other income on the Company’s condensed consolidated statement of operations for the nine months ended July 31, 2021. The Company was able to use $710,303 of the ERTC during the third quarter of fiscal year 2021 to offset payroll taxes in the months of May and June 2021. The remaining $3,630,062 of the ERTC is included in other receivables on the Company’s condensed consolidated balance sheet as of July 31, 2021.

(13)	Contingencies

From time to time, the Company is involved in various claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The COVID-19 pandemic has had a significant impact on businesses and individuals in the United States and globally. Actions taken by governments and private industry to limit the spread of the disease (including its variant strains) have resulted in an unprecedented disruption of normal activities as businesses have been forced to shut down or operate on a limited basis. The Company is obligated and continues to operate during the COVID-19 pandemic because the Company’s workforce is classified a “Defense Industrial Base Essential Critical Infrastructure Workforce” under guidelines from the U.S. Department of Defense and an “Essential Critical Infrastructure Workforce” under guidelines by the U.S. Department of Homeland Security, Cybersecurity and Infrastructure Security Agency (CISA).

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Nine Months Ended July 31, 2021
(Unaudited)

In response to the continued uncertainty of the impact of COVID-19, the Company continues to maintain certain protocols at each of its facilities including: limiting business travel and face-to-face meetings, having a portion of its non-manufacturing employees work remotely, and implementing strict social distancing, symptom self-assessments and mask protocols within its facilities.

The extent to which the COVID-19 pandemic will affect the Company in the future will depend on ongoing developments, which are highly uncertain and cannot be reasonably predicted, including, but not limited to, the duration and severity of the outbreak, the timing and extent of the easing of restrictions on businesses and individuals, the timing of recovery in certain of the Company’s markets, the potential for a resurgence of the virus (including its variant strains), as well as a variety of other unknowable factors. The longer the various impacts of COVID-19 persist, the greater the potential negative financial effects on the Company.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to known and unknown variables, uncertainties, contingencies and risks that may cause actual events or results to differ materially from our expectations. Such known and unknown variables, uncertainties, contingencies and risks (collectively, “factors”) may also adversely affect Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”), the Company’s future results of operations and future financial condition, and/or the future equity value of the Company. Factors that could cause or contribute to such differences from our expectations or that could adversely affect the Company include, but are not limited to: the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate and/or government spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber, copper, gold and other precious metals, plastics and other materials); fluctuations in transportation costs; our dependence on customized equipment for the manufacture of certain of our products in certain production facilities; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing in one or more of the markets in which we participate, including the impact of increased competition; our dependence on a limited number of suppliers for certain product components; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in any litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in any regulatory reviews and audits and potential regulatory reviews and audits; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences for competing technologies relative to our product offering; economic conditions that affect the telecommunications sector, the data communications sector, certain technology sectors and/or certain industry market sectors (for example, mining, oil & gas, military, and wireless carrier industry market sectors); economic conditions that affect U.S.-based manufacturers; economic conditions or changes in relative currency strengths (for example, the strengthening of the U.S. dollar relative to certain foreign currencies) and import and/or export tariffs imposed by the U.S. and other countries that affect certain geographic markets, industry market sector, and/or the economy as a whole; changes in demand for our products from certain competitors for which we provide private label connectivity products; changes in the mix of products sold during any given period (due to, among other things, seasonality or varying strength or weaknesses in particular markets in which we participate) which may impact gross profits and gross profit margins or net sales; variations in orders and production volumes of hybrid cables (fiber and copper) with high copper content, which tend to have lower gross profit margins; significant variations in sales resulting from: (i) high volatility within various geographic markets, within targeted markets and industries, for certain types of products, and/or with certain customers (whether related to the market generally or to specific customers’ business in particular), (ii) timing of large sales orders, and (iii) high sales concentration among a limited number of customers in certain markets, particularly the wireless carrier market; terrorist attacks or acts of war, any current or potential future military conflicts, and acts of civil unrest; changes in the level of spending by the United States government, including, but not limited to military spending; ability to recruit and retain key personnel; poor labor relations; increasing labor costs; delays, extended lead times and/or changes in availability of needed raw materials, equipment and/or supplies; shipping and other logistic challenges; impact of inflation on costs and ability to pass along any increased costs to customers; the impact of cybersecurity risks and incidents and the related actual or potential costs and consequences of such risks and incidents, including costs to limit such risks; the impact of data privacy laws and the General Data Protection Regulation and the related actual or potential costs and consequences; the impact of changes in accounting policies and related costs of compliance, including changes by the Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board (“PCAOB”), the Financial Accounting Standards Board (“FASB”), and/or the International Accounting Standards Board (“IASB”); our ability to continue to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; the impact of changes and potential changes in federal laws and regulations adversely affecting our business and/or which result in increases in our direct and indirect costs, including our direct and indirect costs of compliance with such laws and regulations; rising healthcare costs; the impact of the Patient Protection and Affordable Care Act of 2010, the Health Care and Education Reconciliation Act of 2010, and any revisions to those acts that apply to us and the related legislation and regulation associated with those acts, which directly or indirectly result in increases to our costs; the impact of changes in state or federal tax laws and regulations increasing our costs and/or impacting the net return to investors owning our shares; any changes in the status of our compliance with covenants with our lenders; our continued ability to maintain and/or secure future debt financing and/or equity financing to adequately finance our ongoing operations; the impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, making investments in or with, and/or acquiring parties that compete with and/or have conflicts with our customers; voluntary or involuntary delisting of the Company’s common stock from any exchange on which it is traded; the deregistration by the Company from SEC reporting requirements as a result of the small number of holders of the Company’s common stock; adverse reactions by customers, vendors or other service providers to unsolicited proposals regarding the ownership or management of the Company; the additional costs of considering, responding to and possibly defending our position on unsolicited proposals regarding the ownership or management of the Company; impact of weather, natural disasters and/or epidemic or pandemic diseases (such as COVID-19) in the areas of the world in which we operate, market our products and/or acquire raw materials; an increase in the number of shares of the Company’s common stock issued and outstanding; economic downturns generally and/or in one or more of the markets in which we operate; changes in market demand, exchange rates, productivity, market dynamics, market confidence, macroeconomic and/or other economic conditions in the areas of the world in which we operate and market our products; and our success in managing the risks involved in the foregoing.

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

Overview of COVID-19 Effects

The COVID-19 pandemic had a significant negative impact on businesses and individuals in the United States and globally—including OCC. Actions taken by governments and private industry to limit the spread of the disease (including its variant strains) has resulted in an unprecedented disruption of normal activities as businesses were forced to shut down or operate on a limited basis.

Since March 20, 2020, we have been obligated and have continued to operate because our workforce is classified a “Defense Industrial Base Essential Critical Infrastructure Workforce” under guidelines from the U.S. Department of Defense and an “Essential Critical Infrastructure Workforce” under guidelines by the U.S. Department of Homeland Security, Cybersecurity and Infrastructure Security Agency (CISA).

OCC’s sales, production volumes and many costs were significantly and negatively impacted by the COVID-19 pandemic.

When the pandemic began, OCC assembled a team charged with overseeing our efforts to ensure the health and safety of all employees while continuing to supply product to our customers. That team has monitored and continues to monitor the latest CDC, federal, state and other regulatory guidance, works to secure personal protective equipment, finds ways to help mitigate risk, and identifies opportunities for us to meet or exceed health and safety guidelines and recommended protocols.

In response to the continued uncertainty of the impact of COVID-19, we continue to maintain certain protocols at each of our facilities including, but not limited to: limiting business travel and face-to-face meetings, having a portion of our non-manufacturing employees work remotely, and implementing strict social distancing, symptom self-assessments, and sanitation and mask protocols within our facilities. We have encouraged all of our employees to be vaccinated, but have not implemented a vaccination mandate at this time.

We believe we have followed and are continuing to follow or exceed all Centers for Disease Control and Prevention (“CDC”) and public officials’ guidelines as such guidelines have changed from time to time during the pandemic.

We have begun to see positive indicators of future strengthening in many of our markets particularly during the second and third quarters of fiscal year 2021, with increasing sales and production volumes compared to those in fiscal year 2020. We have also begun to see increases in our sales order backlog/forward load and drawdowns of finished goods inventories to fill incoming orders. We believe that we will continue to benefit from improvement in our markets during the fourth quarter of fiscal year 2021. However, we cannot fully anticipate or reasonably estimate the continuing impacts of the pandemic on our various markets and customers─including impacts from emerging variants of COVID-19 (such as the Delta variant) in our various markets.

The extent to which the COVID-19 pandemic will affect OCC in the future will depend on ongoing developments, which are still uncertain, including, but not limited to, the duration and severity of the outbreak, the timing of recovery in certain of OCC’s markets, any resurgence of the virus (including its variant strains), the successful distribution and administration of any current or future vaccines and boosters, as well as a variety of other unknowable factors.

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

Summary of Company Performance for Third Quarter of Fiscal Year 2021

●	Consolidated net sales for the third quarter of fiscal year 2021 increased 14.6% to $15.6 million, compared to $13.6 million for the same period last year.

●	Gross profit increased 17.8% to $4.1 million in the third quarter of fiscal year 2021, compared to $3.5 million for the third quarter of fiscal year 2020.

●	Gross profit margin (gross profit as a percentage of net sales) increased to 26.2% during the third quarter of fiscal year 2021, compared to 25.5% for the third quarter of fiscal year 2020.

●	SG&A expenses decreased to $4.5 million during the third quarter of fiscal year 2021 compared to $4.6 million during the third quarter of fiscal year 2020.

●	Net income was $5.4 million, or $0.71 per share, during the third quarter of fiscal year 2021, compared to a net loss of $1.4 million, or $0.20 per share, for the comparable period last year.

●

On July 1, 2021, the SBA forgave the entire balance of the SBA Paycheck Protection Program loan (“PPP Loan”) (including accrued interest). As a result, OCC recognized a gain on the extinguishment of debt of approximately $5.0 million.

●

During the third quarter of fiscal year 2021, we recognized a $965,000 Employee Retention Tax Credit (“ERTC”), which is reflected as income under other income (expense), net. As of July 31, 2021, we have $3.6 million in ERTC still to be refunded.

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

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended			Nine Months Ended
	July 31,		Percent	July 31,		Percent
	2021	2020	Change	2021	2020	Change
Net sales	$15,635,000	$13,639,000	14.6%	$43,252,000	$41,390,000	4.5%
Gross profit	4,090,000	3,472,000	17.8%	11,219,000	9,873,000	13.6%
SG&A expenses	4,531,000	4,560,000	(0.6)%	13,428,000	14,934,000	(10.1)%
Net income (loss)	5,373,000	(1,434,000)	474.7%	6,616,000	(5,715,000)	215.8%

Three Months Ended July 31, 2021 and 2020

Net Sales

Consolidated net sales for the third quarter of fiscal year 2021 increased 14.6% to $15.6 million, compared to net sales of $13.6 million for the same period last year. We experienced an increase in net sales in both our enterprise and specialty markets, including the wireless carrier market, in the third quarter of fiscal year 2021, compared to the same period last year.

Sequentially, net sales decreased less than one percent in the third quarter of fiscal year 2021, compared to net sales of $15.7 million for the second quarter of fiscal year 2021.

We believe net sales during the third quarter of fiscal year 2021 were positively impacted, compared to the same period last year, by the continued lifting of some restrictions and the reopening of certain markets that had been negatively impacted by the COVID-19 pandemic.

Net sales to customers in the United States increased 16.6% and net sales to customers outside of the United States increased 6.3% in the third quarter of fiscal year 2021, compared to the same period last year. We believe that we will continue to see a positive impact on our net sales as the impact of COVID-19 on our customers and end-users declines.

We are continuing to see some positive indicators of future strengthening in some of our markets and believe we will continue to benefit from improvement in our markets during the fourth quarter of fiscal year 2021. However, we cannot fully anticipate or reasonably estimate the continuing impacts of the pandemic on our various markets and customers─including impacts from emerging variants of COVID-19 (such as the Delta variant) in our various markets.

Gross Profit

Our gross profit was $4.1 million in the third quarter of fiscal year 2021, an increase of 17.8% compared to gross profit of $3.5 million in the third quarter of fiscal year 2020. Gross profit margin, or gross profit as a percentage of net sales, increased to 26.2% in the third quarter of fiscal year 2021 compared to 25.5% in the third quarter of fiscal year 2020.

Our gross profit margins tend to be higher when we achieve higher net sales levels, as certain fixed manufacturing costs are spread over higher sales. This operating leverage, which is beneficial at higher sales levels, positively impacted our gross profit margin during the third quarter of fiscal year 2021 when compared to the same period last year. Additionally, actions that we took in fiscal years 2020 and 2019 contributed to the increase in our gross profit margin in the third quarter of fiscal year 2021 when compared to the third quarter of fiscal year 2020. Our gross profit margin percentages are also heavily dependent upon product mix on a quarterly basis and may vary based on changes in product mix from quarter to quarter.

Selling, General, and Administrative Expenses

SG&A expenses decreased slightly to $4.5 million during the third quarter of fiscal year 2021, compared to $4.6 million for the same period last year. SG&A expenses as a percentage of net sales were 29.0% in the third quarter of fiscal year 2021, compared to 33.4% in the third quarter of fiscal year 2020.

The decrease in SG&A expenses during the third quarter of fiscal year 2021 compared to the same period last year was primarily the result of decreases in employee and contracted sales personnel related costs totaling $212,000 and decreases in legal and professional fees totaling $120,000. Included in employee and contracted sales personnel related costs are compensation costs which decreased primarily due to terminations, net of new hires, which were impacted by our ongoing cost control initiatives. Legal and professional fees decreased primarily due to noncapitalizable costs associated with the refinancing of our revolving credit facility during the third quarter of fiscal year 2020 that did not recur in the third quarter of fiscal year 2021.

Royalty Income (Expense), Net

We recognized royalty expense, net of royalty income, totaling $5,000 during the third quarter of fiscal year 2021 compared to $193,000 during the third quarter of fiscal year 2020. Royalty income and/or expense may fluctuate based on sales of related licensed products and estimates of amounts for non-licensed product sales, if any.

Amortization of Intangible Assets

We recognized $12,000 of amortization expense, associated with intangible assets, during the third quarter of fiscal year 2021, compared to $11,000 during the third quarter of fiscal year 2020.

Other Income (Expense), Net

We recognized other income, net in the third quarter of fiscal year 2021 of $5.8 million, compared to other expense, net of $137,000 in the third quarter of fiscal year 2020. Other income, net for the fiscal quarter ended July 31, 2021 is comprised primarily of the gain on the extinguishment of our PPP loan (including accrued interest) totaling $5.0 million and the ERTC totaling $965,000, partially offset by interest expense and other miscellaneous items. The change in other income, net during the third quarter of fiscal year 2021 compared to the same period last year was primarily due to the gain on the extinguishment of our PPP loan (including accrued interest) and the ERTC.

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

OCC is an eligible small employer under the gross receipts decline test when comparing the first calendar quarter of 2021 to the same quarter in calendar year 2019, which qualifies us to claim ERTC in both the first and second calendar quarters of 2021. During the third quarter of fiscal year 2021, OCC recognized a refundable payroll tax credit totaling $965,000. We do not expect any additional credits for the remainder of the fiscal year. As of July 31, 2021, OCC has $3.6 million in recognized ERTC still to be refunded.

Income (Loss) Before Income Taxes

We reported income before income taxes of $5.4 million for the third quarter of fiscal year 2021, compared to a loss before income taxes of $1.4 million for the third quarter of fiscal year 2020. The change compared to the same period in fiscal year 2020 was primarily due to the gain on the extinguishment of the PPP loan (including accrued interest) of $5.0 million, the ERTC of $965,000 and the increase in gross profit of $618,000.

Income Tax Expense

Income tax expense totaled $4,000 in the third quarter of fiscal year 2021, compared to $5,000 in the third quarter of fiscal year 2020. Our effective tax rate was less than one percent for the third quarter of fiscal year 2021 and less than negative one percent for the third quarter of fiscal year 2020.

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

If we generate sufficient income before taxes in subsequent periods such that U.S. GAAP would permit us to conclude that the removal of any valuation allowance against our net deferred tax asset is appropriate, then during the period in which such determination is made, we will recognize the non-cash benefit of such removal of the valuation allowance in income tax expense on our consolidated statement of operations, which will increase net income and will also increase the net deferred tax asset on our consolidated balance sheet. If we do not generate sufficient income before taxes in subsequent periods such that U.S. GAAP would permit us to conclude that the reduction or removal of any valuation allowance against our net deferred tax asset is appropriate, then no such non-cash benefit would be realized. There can be no assurance regarding any future realization of the benefit by us of all or part of our net deferred tax assets. As of October 31, 2020, the valuation allowance against our total gross deferred tax assets totaled $4.8 million. In fiscal year 2021, OCC’s PPP Loan forgiveness will not be included in U.S. federal taxable income, while the net benefit of the ERTC is taxable due to certain U.S. federal expense disallowance rules in connection with the ERTC.

Net Income (Loss)

Net income for the third quarter of fiscal year 2021 was $5.4 million compared to a net loss of $1.4 million for the third quarter of fiscal year 2020. This change was primarily due to the increase in income before income taxes of $6.8 million.

Nine Months Ended July 31, 2021 and 2020

Net Sales

Consolidated net sales for the first nine months of fiscal year 2021 were $43.3 million, an increase of 4.5% compared to net sales of $41.4 million for the same period last year. We experienced an increase in net sales in both our enterprise and specialty markets, including the wireless carrier market, in the first nine months of fiscal year 2021, compared to the same period last year.

We believe net sales during the first nine months of fiscal year 2021, specifically beginning in our second fiscal quarter, were positively impacted by the continued lifting of some restrictions and the reopening of certain markets that had been negatively impacted by the COVID-19 pandemic. Net sales to customers in the United States increased 4.7% and net sales to customers outside of the United States increased 3.6% in the first nine months of fiscal year 2021, compared to the same period last year. We believe that we will continue to see a trend of improving net sales to the extent the impact of COVID-19 on our customers and end-users declines.

We are continuing to see some positive indicators of future strengthening in some of our markets and believe we will continue to benefit from improvement in our markets during the fourth quarter of fiscal year 2021. However, we cannot fully anticipate or reasonably estimate the continuing impacts of the pandemic on our various markets and customers─including impacts from emerging variants of COVID-19 (such as the Delta variant) in our various markets.

Gross Profit

Our gross profit was $11.2 million in the first nine months of fiscal year 2021, an increase of 13.6% compared to gross profit of $9.9 million in the first nine months of fiscal year 2020. Gross profit margin increased to 25.9% in the first nine months of fiscal year 2021 compared to 23.9% in the first nine months of fiscal year 2020.

Our gross profit margins tend to be higher when we achieve higher net sales levels, as certain fixed manufacturing costs are spread over higher sales. This operating leverage, which is beneficial at higher sales levels, positively impacted our gross profit margin during the first nine months of fiscal year 2021, particularly beginning in the second fiscal quarter. Additionally, actions that we took in fiscal years 2020 and 2019 contributed to the increase in our gross profit margin in the first nine months of fiscal year 2021, resulting in an improved gross profit margin when compared to the first nine months of fiscal year 2020. Our gross profit margin percentages are also heavily dependent upon product mix on a quarterly basis and may vary based on changes in product mix from quarter to quarter.

Selling, General, and Administrative Expenses

SG&A expenses decreased 10.1% to $13.4 million during the first nine months of fiscal year 2021, compared to $14.9 million for the same period last year. SG&A expenses as a percentage of net sales were 31.0% in the first nine months of fiscal year 2021, compared to 36.1% in the first nine months of fiscal year 2020.

The decrease in SG&A expenses during the first nine months of fiscal year 2021 compared to the same period last year was primarily the result of decreases in employee and contracted sales personnel related costs totaling $1.0 million, decreases in bad debt expense totaling $431,000, decreases in travel expenses totaling $144,000 and decreases in marketing expenses totaling $140,000. Included in employee and contracted sales personnel related costs are compensation costs which decreased primarily due to terminations, net of new hires, which were impacted by our ongoing cost control initiatives. During the first nine months of fiscal year 2020, our bad debt expense increased due to collectability of certain customer accounts during the COVID-19 pandemic environment, after which our bad debt expense significantly decreased as it returned to a more typical level. Travel expenses and marketing expenses decreased primarily due to the decrease in business travel and the continuing cancellation of tradeshows during the first nine months of fiscal year 2021 due to the COVID-19 pandemic.

Royalty Income (Expense), Net

We recognized royalty income, net of royalty and related expenses, totaling $45,000 during the first nine months of fiscal year 2021 compared to royalty expense, net of royalty income, of $208,000 during the first nine months of fiscal year 2020. Royalty income and/or expense may fluctuate based on sales of related licensed products and estimates of amounts for non-licensed product sales, if any.

Amortization of Intangible Assets

We recognized $34,000 of amortization expense, associated with intangible assets, during the first nine months of fiscal year 2021, compared to $31,000 during the first nine months of fiscal year 2020.

Other Income (Expense), Net

We recognized other income, net in the first nine months of fiscal year 2021 of $8.8 million, compared to other expense, net of $400,000 in the first nine months of fiscal year 2020. Other income, net for the first nine months of fiscal year 2021 is comprised primarily of the gain on the extinguishment of our PPP Loan (including accrued interest) totaling $5.0 million and the ERTC of $4.3 million, partially offset by interest expense and other miscellaneous items. The change in other income, net during the first nine months of fiscal year 2021 compared to the same period last year was primarily due to the extinguishment of our PPP Loan (including accrued interest) and the ERTC.

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

OCC is an eligible small employer under the gross receipts decline test when comparing the first calendar quarter of 2021 to the same quarter in calendar year 2019, which qualifies us to claim ERTC in both the first and second calendar quarters of 2021. During the first nine months of fiscal year 2021, we recognized a refundable payroll tax credit totaling $4.3 million. We do not expect any additional credits for the remainder of the fiscal year. As of July 31, 2021, OCC has $3.6 million in recognized ERTC still to be refunded.

Income (Loss) Before Income Taxes

We reported income before income taxes of $6.6 million for the first nine months of fiscal year 2021, compared to a loss before income taxes of $5.7 million for the first nine months of fiscal year 2020. The change was primarily due to the gain on the extinguishment of the PPP Loan (including accrued interest) of $5.0 million and the ERTC of $4.3 million, the increase in gross profit of $1.3 million and the decrease in SG&A expenses of $1.5 million compared to the same period in 2020.

Income Tax Expense (Benefit)

Income tax benefit totaled $22,000 in the first nine months of fiscal year 2021, compared to income tax expense of $15,000 in the first nine months of fiscal year 2020. Our effective tax rate was less than negative one percent for the first nine months of fiscal year 2021 and 2020.

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

If we generate sufficient income before taxes in subsequent periods such that U.S. GAAP would permit us to conclude that the removal of any valuation allowance against our net deferred tax asset is appropriate, then during the period in which such determination is made, we will recognize the non-cash benefit of such removal of the valuation allowance in income tax expense on our consolidated statement of operations, which will increase net income and will also increase the net deferred tax asset on our consolidated balance sheet. If we do not generate sufficient income before taxes in subsequent periods such that U.S. GAAP would permit us to conclude that the reduction or removal of any valuation allowance against our net deferred tax asset is appropriate, then no such non-cash benefit would be realized. There can be no assurance regarding any future realization of the benefit by us of all or part of our net deferred tax assets. As of October 31, 2020, the valuation allowance against our total gross deferred tax assets totaled $4.8 million. In fiscal year 2021, OCC’s PPP Loan forgiveness will not be included in U.S. federal taxable income, while the net benefit of the ERTC is taxable due to certain U.S. federal expense disallowance rules in connection with the ERTC.

Net Income (Loss)

Net income for the first nine months of fiscal year 2021 was $6.6 million compared to a net loss of $5.7 million for the first nine months of fiscal year 2020. This change was primarily due to the increase in income before income taxes of $12.3 million.

Financial Condition

Total assets increased $2.9 million, or 7.8%, to $39.4 million at July 31, 2021, from $36.6 million at October 31, 2020. This increase was primarily due to a $3.6 million increase in other receivables due to the ERTC and a $1.5 million increase in trade accounts receivable, net, resulting from the increase in net sales in the third quarter of fiscal year 2021 when compared to the fourth quarter of fiscal year 2020, partially offset by a $1.4 million decrease in inventories due largely as the result of the timing of certain raw material purchases as well as improved sales, including stock inventory that was not replenished to previous levels as production volumes for sales orders increased.

Total liabilities decreased $4.0 million, or 18.6%, to $17.3 million at July 31, 2021, from $21.3 million at October 31, 2020. The decrease in total liabilities was due primarily to a decrease in note payable, SBA PPP Loan – current and note payable, SBA PPP Loan – noncurrent totaling $5.0 million as a result of the forgiveness of our PPP Loan obtained on July 1, 2021, partially offset by an increase in accounts payable and accrued expenses totaling $788,000 primarily resulting from the timing of raw material purchases and certain vendor payments.

Total shareholders’ equity at July 31, 2021 increased $6.8 million in the first nine months of fiscal year 2021. The increase resulted from net income of $6.6 million, and share-based compensation, net of $217,000.

Liquidity and Capital Resources

Our primary capital needs have been to fund working capital requirements and to make principal payments on long-term debt. Our primary source of capital for these purposes has been existing cash, cash provided by operations, the PPP Loan, and borrowings under our Revolver (see “Credit Facilities” below).

Our cash totaled $121,000 as of July 31, 2021, a slight decrease of $20,000, compared to $141,000 as of October 31, 2020. The decrease in cash for the nine months ended July 31, 2021 primarily resulted from capital expenditures totaling $129,000 and cash used in operating activities of $210,000, partially offset by net cash provided by financing activities of $342,000.

On July 31, 2021, we had working capital of $23.4 million compared to $19.1 million on October 31, 2020. The ratio of current assets to current liabilities as of July 31, 2021 was 5.3 to 1.0 compared to 4.0 to 1.0 as of October 31, 2020. The increase in working capital and in the current ratio was primarily due to the increase in other receivables of $3.6 million due to the ERTC, the $1.5 million increase in trade accounts receivable, net, and the $1.6 million decrease in note payable, SBA PPP Loan – current due to the forgiveness of the PPP Loan, partially offset by the $1.4 million decrease in inventories and the $788,000 increase in accounts payable and accrued expenses.

As of July 31, 2021 and October 31, 2020, we had outstanding loan balances under our Revolver totaling $5.6 million and $5.0 million, respectively. As of July 31, 2021 and October 31, 2020, we had outstanding loan balances, excluding our Revolver, totaling $4.9 million and $10.1 million, respectively.

Net Cash

Net cash used in operating activities was $210,000 in the first nine months of fiscal year 2021, compared to $2.4 million in the first nine months of fiscal year 2020. Net cash used in operating activities during the first nine months of fiscal year 2021 primarily resulted from an increase in other receivables totaling $3.6 million and the cash flow impact of increases in trade accounts receivable, net totaling $1.6 million and an adjustment to reconcile net income of $6.6 million to net cash used in operating activities for the gain on the extinguishment of debt – PPP Loan principal totaling $5.0 million, partially offset by decreases in inventories totaling $1.4 million and certain other adjustments to reconcile net income of $6.6 million to net cash used in operating activities including depreciation and amortization of $914,000 and share-based compensation expense of $217,000. Additionally, the cash flow impact of increases in accounts payable and accrued expenses of $789,000 further contributed to offset net cash used in operating activities.

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

Net cash used in investing activities totaled $151,000 in the first nine months of fiscal year 2021, compared to $131,000 in the first nine months of fiscal year 2020. Net cash used in investing activities during the first nine months of fiscal years 2021 and 2020 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment.

Net cash provided by financing activities totaled $342,000 in the first nine months of fiscal year 2021, compared to $3.0 million in the first nine months of fiscal year 2020. Net cash provided by financing activities in the first nine months of fiscal year 2021 resulted primarily from net proceeds on our revolving line of credit totaling $642,000, partially offset by principal payments on long-term debt totaling $233,000. Net cash provided by financing activities in the first nine months of fiscal year 2020 resulted from proceeds received from a PPP Loan totaling $5.0 million and advances on our revolving lines of credit totaling $5.9 million, partially offset by payments on our revolving lines of credit totaling $7.0 million, principal payments on long-term debt totaling $667,000 and deferred financing costs of $214,000.

On July 14, 2015, our Board of Directors approved a plan to purchase and retire up to 400,000 shares of our common stock, or approximately 6.0% of the shares then outstanding (the “Repurchase Plan”). When the Repurchase Plan was approved, we had anticipated that the purchases would be made over a 24- to 36-month period, but there was no definite time period for repurchase or plan expiration. As of July 31, 2021 we had 398,400 shares remaining to purchase under this Repurchase Plan, and we have made no specific determination whether and over what period these shares may or may not be purchased. Until future notice, we have no current plans to repurchase and retire our common stock and have suspended the Repurchase Plan.

Credit Facilities

We have credit facilities consisting of a real estate term loan, as amended and restated (the “Virginia Real Estate Loan”), a supplemental real estate term loan, as amended and restated (the “North Carolina Real Estate Loan”) and a Revolving Credit Master Promissory Note and related agreements (collectively, the “Revolver”).

Effective July 15, 2021, Northeast Bank purchased both the Virginia Real Estate Loan and the North Carolina Real Estate Loan from Pinnacle Bank (“Pinnacle”), with all the terms of the real estate loans remaining the same. The real estate loans have a fixed interest rate of 3.95% and are secured by a first lien deed of trust on the Company’s real property.

In fiscal year 2020, we obtained an unsecured PPP Loan through Pinnacle in the amount of $5.0 million. The loan was made through the SBA as part of the PPP under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The interest rate was fixed at 1.00% per year, and the Company accrued interest of $60,323 on the PPP Loan. Under the CARES Act and the Paycheck Protection Program Flexibility Act of 2020, all or a portion of this loan (principal and interest) would be forgiven if certain requirements were met. We met these requirements and applied for forgiveness of the entire balance of the loan (including accrued interest), submitting an application to Pinnacle on February 22, 2021. On July 1, 2021, the SBA forgave the entire balance of the PPP Loan (including accrued interest). As a result, we recognized a gain on the extinguishment of debt of approximately $5.0 million in the third quarter of fiscal year 2021.

Our Revolver with North Mill Capital LLC (now doing business as SLR Business Credit, “SLR”) provides us with one or more advances in an amount up to: (a) 85% of the aggregate outstanding amount of eligible accounts (the “eligible accounts loan value”); plus (b) the lowest of (i) an amount up to 35% of the aggregate value of eligible inventory, (ii) $5.0 million, and (iii) an amount not to exceed 100% of the then outstanding eligible accounts loan value; minus (c) $1.5 million.

The maximum aggregate principal amount subject to the Revolver is $18.0 million. Interest accrues on the daily balance at the per annum rate of 1.5% above the Prime Rate in effect from time to time, but not less than 4.75% (the “Applicable Rate”). In the event of a default, interest may become 6.0% above the Applicable Rate. As of July 31 2021, the Revolver accrued interest at the prime lending rate plus 1.5% (resulting in a 4.75% rate at July 31, 2021). The initial term of the Revolver is three years, with a termination date of July 24, 2023. After the initial term and unless otherwise terminated, the loan may be extended in one year periods subject to the agreement of SLR.

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

As of July 31, 2021, we had $5.6 million of outstanding borrowings on our Revolver and $2.2 million in available credit.

Capital Expenditures

We did not have any material commitments for capital expenditures as of July 31, 2021. We expect capital expenditures in fiscal year 2021 will not exceed $750,000. We anticipate these expenditures, to the extent made, will be funded out of our working capital, cash provided by operations or borrowings under our Revolver, as appropriate. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general.

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

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2020 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2020 Form 10-K did not change during the period from November 1, 2020 through July 31, 2021.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2021. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2021, and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

4.4

Corrected Credit Line Deed of Trust dated June 4, 2008 between Optical Cable Corporation as Grantor, LeClairRyan as Trustee and Northeast Bank, successor in interest to Pinnacle Bank (successor by merger with Bank of North Carolina, successor by merger with Valley Bank) as Beneficiary (incorporated herein by reference to Exhibit 4.17 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.5

Corrected Deed of Trust, Security Agreement and Fixtures Filing dated May 30, 2008 by and between Superior Modular Products Incorporated as Grantor, LeClairRyan as Trustee and Northeast Bank, successor in interest to Pinnacle Bank (successor by merger with Bank of North Carolina, successor by merger with Valley Bank) as Beneficiary (incorporated herein by reference to Exhibit 4.18 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 filed January 29, 2009).

4.6**

Credit Agreement dated April 26, 2016 by and between Optical Cable Corporation as borrower and Pinnacle Bank (successor by merger with Bank of North Carolina) as lender (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed May 3, 2016).

4.7**

Revolving Credit Note in the amount of $7,000,000 by Optical Cable Corporation dated April 26, 2016 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K/A filed May 3, 2016).

4.8

Term Loan A Note in the amount of $1,816,609 by Optical Cable Corporation dated April 26, 2016, for the benefit of Northeast Bank as of July 15, 2021, as successor in interest to Pinnacle Bank (successor by merger with Bank of North Carolina) (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K/A filed May 3, 2016).

4.9

Term Loan B Note in the amount of $5,271,411 by Optical Cable Corporation dated April 26, 2016, for the benefit of Northeast Bank as of July 15, 2021, as successor in interest to Pinnacle Bank (successor by merger with Bank of North Carolina) (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K/A filed May 3, 2016).

4.10

Modification of Credit Line Deed of Trust dated April 26, 2016 by and between Optical Cable Corporation (successor by merger to Superior Modular Products Incorporated) as Grantor, Andrew B. Agee (in substitution of LeClairRyan) as Trustee and Northeast Bank, successor in interest to Pinnacle Bank (successor by merger with Bank of North Carolina) as Beneficiary, modifying that certain Corrected Credit Line Deed of Trust dated June 4, 2008 (incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K/A filed May 3, 2016).

4.11

Modification of Deed of Trust, Security Agreement, and Assignment of Leases and Rents dated April 26, 2016 by and between Optical Cable Corporation (successor by merger to Superior Modular Products Incorporated) as Grantor, Andrew B. Agee (in substitution of LeClairRyan) as Trustee and Northeast Bank, successor in interest to Pinnacle Bank (successor by merger with Bank of North Carolina) as Beneficiary, modifying that certain Corrected Deed of Trust, Security Agreement and Assignment of Leases and Rents dated May 30, 2008 (incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K/A filed May 3, 2016).

4.12**

Security Agreement dated April 26, 2016 between Optical Cable Corporation and Pinnacle Bank (successor by merger with Bank of North Carolina) (incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K/A filed May 3, 2016).

4.13**

Loan Modification Agreement dated December 21, 2016 between Optical Cable Corporation and Pinnacle Bank (successor by merger with Bank of North Carolina) (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 21, 2016).

4.14**

Second Loan Modification Agreement dated February 28, 2017 by and between Optical Cable Corporation and Pinnacle Bank (successor by merger with Bank of North Carolina) (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 2, 2017).

PART II.  OTHER INFORMATION

4.15**

Third Loan Modification Agreement dated April 27, 2017 by and between Optical Cable Corporation and Pinnacle Bank (successor by merger with Bank of North Carolina) (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 28, 2017).

4.16**

Fourth Loan Modification Agreement dated April 10, 2018 by and between Optical Cable Corporation and Pinnacle Bank (successor by merger with Bank of North Carolina) (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 13, 2018).

4.17

Second Modification of Credit Line Deed of Trust dated May 2, 2018 by and between Optical Cable Corporation (successor by merger to Superior Modular Products Incorporated) as Grantor, W. Todd Ross (in substitution of LeClairRyan) as Trustee and Northeast Bank, successor in interest to Pinnacle Bank (successor by merger with Bank of North Carolina) as Beneficiary, modifying that certain Modification of Credit Line Deed of Trust dated April 26, 2016, which previously modified that certain Corrected Credit Line Deed of Trust dated June 4, 2008 (incorporated herein by reference to Exhibit 4.20 to the Company’s Quarterly Report on Form 10-Q for the second quarter ended April 30, 2018).

4.18

Second Modification of Deed of Trust, Security Agreement, and Assignment of Leases and Rents dated May 2, 2018 by and between Optical Cable Corporation (successor by merger to Superior Modular Products Incorporated) as Grantor, W. Todd Ross (in substitution of LeClairRyan) as Trustee and Northeast Bank, successor in interest to Pinnacle Bank (successor by merger with Bank of North Carolina) as Beneficiary, modifying that certain Modification of Deed of Trust, Security Agreement, and Assignment of Leases and Rents dated April 26, 2016, which previously modified that certain Corrected Deed of Trust, Security Agreement and Assignment of Leases and Rents dated May 30, 2008 (incorporated herein by reference to Exhibit 4.21 to the Company’s Quarterly Report on Form 10-Q for the second quarter ended April 30, 2018).

4.19**

Fifth Loan Modification Agreement dated October 15, 2018 by and between Optical Cable Corporation and Pinnacle Bank (successor by merger with Bank of North Carolina) (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 17, 2018).

4.20**

Sixth Loan Modification Agreement dated April 30, 2019 by and between Optical Cable Corporation and Pinnacle Bank (successor by merger with Bank of North Carolina) (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 1, 2019).

4.21**

Seventh Loan Modification Agreement dated September 11, 2019 by and between Optical Cable Corporation and Pinnacle Bank (successor by merger with Bank of North Carolina) (incorporated herein by reference to Exhibit 4.22 to the Company’s Quarterly Report on Form 10-Q dated September 16, 2019).

PART II.  OTHER INFORMATION

4.22*

Eighth Loan Modification Agreement dated January 22, 2020 by and between Optical Cable Corporation and  Pinnacle Bank (successor by merger with Bank of North Carolina) (incorporated herein by reference to Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2019 filed January 27, 2020).

4.23**

Ninth Loan Modification Agreement dated March 10, 2020 by and between Optical Cable Corporation and Pinnacle Bank (successor by merger with Bank of North Carolina) (incorporated herein by reference to Exhibit 4.24 to the Company’s Quarterly Report on Form 10-Q dated March 16, 2020).

4.24**

Tenth Loan Modification Agreement dated April 15, 2020 by and between Optical Cable Corporation and Pinnacle Bank (successor by merger with Bank of North Carolina) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 21, 2020).

4.25

Small Business Administration Paycheck Protection Program Loan dated April 15, 2020 by and between Optical Cable Corporation and Pinnacle Bank (successor by merger with Bank of North Carolina) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 21, 2020).

4.26**

Eleventh Loan Modification Agreement dated April 30, 2020 by and between Optical Cable Corporation and Pinnacle Bank (successor by merger with Bank of North Carolina) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 6, 2020).

4.27

Loan and Security Agreement dated July 24, 2020 by and among Optical Cable Corporation along with its subsidiaries Applied Optical Systems, Inc., and Centric Solutions LLC, and North Mill Capital LLC (now doing business as SLR Business Credit) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 30, 2020).c

4.28

Revolving Credit Master Promissory Note dated July 24, 2020 by Optical Cable Corporation along with its subsidiaries Applied Optical Systems, Inc., and Centric Solutions LLC in favor of North Mill Capital LLC (now doing business as SLR Business Credit) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 30, 2020).

4.29

Payoff Letter from Pinnacle Bank to North Mill Capital LLC (now doing business as SLR Business Credit) and Optical Cable Corporation (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated July 30, 2020).

10.1*	Optical Cable Corporation 2011 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 23, 2011).

PART II.  OTHER INFORMATION

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at July 31, 2021 and October 31, 2020, (ii) Condensed Consolidated Statements of Operations for the nine months ended July 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Shareholders’ Equity for the three months and nine months ended July 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2021 and 2020, and (v) Condensed Notes to Condensed Consolidated Financial Statements.  FILED HEREWITH.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or agreement.
**

Terminated on July 24, 2020 in connection with entering into the Loan and Security Agreement dated July 24, 2020 by and among Optical Cable Corporation along with its subsidiaries Applied Optical Systems, Inc., and Centric Solutions LLC, and North Mill Capital LLC (now doing business as SLR Business Credit) (see Exhibit 4.27) by Payoff Letter from Pinnacle Bank to North Mill LLC (now doing business as SLR Business Credit) and Optical Cable Corporation (see Exhibit 4.29).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION (Registrant)

Date: September 13, 2021	By:	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: September 13, 2021	By:	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial Officer