Form 10-K
period 2021-10-31
OPTICAL CABLE CORP
filed 2021-12-20
CIK 1000230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
Form 10-K
________________________________________________

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2021

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

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-accelerated Filer ☐     Smaller Reporting Company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes   ☐    No  ☒

The aggregate market value of the registrant’s Common Stock, no par value, held by non-affiliates of the registrant (without admitting any person whose shares are not included in determining such value is an affiliate) as of April 30, 2021, the last business day of the Company’s most recent second quarter was $19,417,539 based upon the closing price of these shares as reported by the Nasdaq Global Market on April 30, 2021.

As of December 15, 2021, the Company had outstanding 7,872,164 common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report filed as Exhibit 13.1 to this report on Form 10-K are incorporated by reference in Part II of this Form 10-K Report: “Corporate Information,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” and “Report of Independent Registered Public Accounting Firm.” In addition, portions of the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K Report: “Election of Directors,” “Beneficial Ownership of Securities”, “Compensation of Executive Officers,” “Compensation of Directors,” “Delinquent Section 16(a) Reports” (if applicable), “Code of Ethics,” “Executive Compensation,” “Equity Compensation Plan Information,” “Certain Relationships and Related Transactions,” “Independent Registered Public Accounting Firm,” and “Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Registered Public Accounting Firm.”

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

Products

OCC® is a leading manufacturer of a broad range of fiber optic and copper data communication cabling and connectivity solutions primarily for the enterprise market and various harsh environment and specialty markets (the non-carrier markets), offering an integrated suite of high quality, warranted products which operate as a system solution or seamlessly integrate with other providers’ offerings. OCC also manufactures and sells products in the wireless carrier market. OCC’s product offerings include designs for uses ranging from enterprise networks, data centers, residential, campus and Passive Optical LAN (“POL”) installations to customized products for harsh environments and specialty applications, including military, industrial, mining, petrochemical and broadcast applications, as well as the wireless carrier market.

OCC products include fiber optic and copper cabling, hybrid cabling (which includes fiber optic and copper elements in a single cable), fiber optic and copper connectors, specialty fiber optic, copper and hybrid connectors, fiber optic and copper patch cords, pre-terminated fiber optic and copper cable assemblies, racks, cabinets, datacom enclosures, fiber optic and copper patch panels, face plates, multimedia boxes, fiber optic reels and accessories and other cable and connectivity management accessories. Our products are designed to meet the most demanding needs of end-users, delivering a high degree of reliability and outstanding performance characteristics. During the past five years, OCC has been granted 38 patents for innovative designs of fiber optic and copper connectivity and fiber optic cable.

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

We produce fiber optic cables for specialized installations, including various hybrid cables (fiber and copper), and cables with specialty fibers. We offer certain of our tight-buffered fiber optic cables pre-installed in conduit (“FIC”), for installation time reduction. We can armor fiber optic cables for additional protection in certain installations, providing both steel tape and interlocking armor options. We offer cables suitable for underground or overhead installations. For overhead installations, we offer several self-supporting fiber optic cables including both Figure-8 and round messenger construction. We have fiber optic cables available in various flammability ratings. We offer cables combining different types of optical fiber and/or copper wires, with copper wires being used as power feeds or to facilitate the transition from copper wire to optical fiber-based systems without further installation of fiber optic cables. Our hybrid cables include a line of security cables which combine copper power feeds with optical fiber in the cables making them particularly well suited for surveillance cameras and other specialty applications. We also design and manufacture specialty fiber optic cables, such as for use in Fiber-to-the-Antenna (“FTTA”) products for cell tower build-outs, military ground tactical, industrial (including tray cables), mining, deployable broadcast, oil and gas, festoon, pierside and high-density data center applications. Our product offering further includes fiber optic cables complying with or certified to various standards for specialty applications, such as: U.S. Department of Defense MIL-PRF-85045/8B; Det Norske Veritas (DNV) type approval certificate for marine shipboard and offshore platform applications; U.S. Mine Safety and Health Administration (MSHA) approval for use in mines; and American Bureau of Shipping (ABS) type approved cables. We also offer our customers a variety of customized constructions to meet their specific communication needs.

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

Harsh Environment and Specialty Connectivity Products

In addition to our fiber optic and copper enterprise connectivity products described above, we design, manufacture, market and sell specialty fiber optic connectors and connectivity components, certain ruggedized copper datacom connectors, and related deployable systems and solutions for military, other harsh environment and specialty applications. For deployable applications, we manufacture a full range of tactical fiber optic connectors that conform to U.S. Department of Defense standards, such as MIL-PRF-29504, MIL-DTL-83522, MIL-DTL-83526, NAVSEA 7379171, and NAVSEA 7379172. In addition to military specified products, we also manufacture commercial grade versions of cylindrical connector products including EZ-MATE™, MHC®-T2, MHC®-T3 and F-LINK™. Many of our products utilize a hermaphroditic design that allows for concatenation of assemblies without regard to connector gender. This design allows for quick and easy deployment and retrieval. To provide more comprehensive interconnect solutions, we designed and developed a complete family of lightweight reels, lightweight reel stands and accessories. Our patented lightweight reels and lightweight reel stands are approved for use by the United States military. We manufacture cylindrical connector product for fixed fiber optic or applications requiring optical fiber and copper connections in the same connector. We fabricate a wide variety of simplex, duplex and multi-channel fiber optic assemblies for uses as varied as mining, oil & gas, petrochemical, broadcast, industrial and military applications. Our product offering also includes ruggedized RJ45 connectors.

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

Competitive Business Conditions, Positions in the Industry and Methods of Competition

The fiber optic and copper data communications cables and connectivity enterprise markets and other short- to moderate-distance markets are highly competitive. Our fiber optic cable product lines compete with products of large fiber optic cable manufacturers such as Corning Incorporated, Berk-Tek Cable (part of Leviton Manufacturing Co., Inc.), CommScope Holding Company, Inc., OFS Fitel, LLC (part of the Furukawa Electric Company), AFL (a subsidiary of Fujikura Ltd.), Hitachi Cable America Inc., Belden Inc., Prysmian Group (including General Cable), and others, some of which manufacture optical fiber. Our copper cable product lines compete with products of large copper cable manufacturers such as Prysmian Group (including General Cable), Belden Inc., Berk-Tek Cable (part of Leviton Manufacturing Co., Inc.), CommScope Holding Company, Inc., Hitachi Cable America Inc., Superior Essex (part of LS Cable & System) and others. Our fiber optic and copper connectivity product lines compete with products of large fiber optic and copper connectivity manufacturers such as CommScope Holding Company, Inc., Corning Incorporated, Leviton Manufacturing Co., Inc., Legrand S.A. (including Ortronics), Panduit Corp. and others. Our harsh environment and specialty connectivity product lines compete with products of Corning Incorporated, Amphenol Corporation (including AFSI), Aptiv PLC (formerly Delphi Connection Systems), and others.

Some of our competitors are more established, benefit from greater market recognition and have much greater financial, research and development, production and marketing resources than we do. Competition could increase if new companies enter the market or if existing competitors expand their product lines.

Compliance with Government Laws and Regulations

We are not aware of any material violations at our facilities of any local, state or federal government laws and regulations. We have not incurred any material expenditures related to compliance with government laws and regulations during our 2021 fiscal year, other than those in the ordinary course of business. We believe that we have materially complied with all applicable government laws and regulations.

Customers and End-Users

We have a global customer base, selling in approximately 50 countries in fiscal year 2021.

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

The following is a partial list of representative types of end-users of our fiber optic and copper connectivity and cable products:

•
Commercial Institutions. Businesses located in offices, retail space, hospitals and other medical facilities, to name a few, are installing or improving networks to distribute increasing volumes of data. These businesses often use high performance local area networks (“LANs”) or data centers.

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

•
Cable Assembly Houses. Cable assembly houses typically manufacture cable assemblies, which are short lengths of cable pre-terminated with connectors. Supporting virtually all segments of the market, these manufacturers use cables and connectivity products. Products sold to customers in this market sometimes may be privately labeled.

•
Military. Our core fiber optic cable technologies enable us to develop and efficiently produce fiber optic cables for military tactical applications that survive extreme mechanical and environmental conditions. We are certified by the United States Department of Defense (“U.S. DoD”) as a qualified supplier of ground tactical fiber optic cable. Both our Roanoke and Dallas manufacturing facilities have also been certified by the U.S. DoD as MIL-STD-790G facilities, one of the most respected certifications in the defense industry. We also supply the U.S. DoD with tactical fiber optic cable assemblies, which we sell as fiber optic cables connectorized with qualified military connectors, which can include assemblies on military reels and reel stands ready for deployment.

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

Employees and Human Capital Resources

As of October 31, 2021, we employed a total of 322 persons (excluding independent sales representatives and firms). Our employees are all located in the United States and are not represented by unions. We have experienced no work stoppages and we continue to take steps we believe appropriate to ensure our employee relations are good.

We continue to monitor our demand for skilled and unskilled labor and provide training and competitive compensation packages in an effort to attract and retain skilled employees. We believe our employees are key to achieving our business goals and growth strategy. Our human capital measures and objectives focus on safety of our employees, employee benefits and employee development and training. All of our employees are at-will employees, which means that each employee can terminate his or her relationship with us and we can terminate our relationship with him or her at any time.

We have experienced, and could continue to experience, some difficulty in identifying and hiring skilled labor, particularly in manufacturing, as a result of COVID-19 concerns and other related factors. These concerns have decreased the pool of available qualified talent for certain functions. As a result, we have made and continue to make strong efforts to recruit qualified talent. While we believe our compensation and benefits offerings position us for success against a limited labor pool, we continue to be mindful of the labor shortages and are committed to being competitive to retain the best talent possible.

During fiscal year 2021, there have been periods during which we have asked groups or individual employees at each of our facilities to quarantine at home as a precautionary measure (per guidelines provided by the Centers for Disease Control and Prevention) against the possible transmission of the SARS-CoV-2 coronavirus during the pandemic. We have taken, and continue to take, measures to protect the health and safety of our employees during the pandemic—including requirements regarding wearing masks, social distancing, sanitation procedures, and symptom checks. We are not aware of any COVID-19 illnesses resulting from possible virus exposure at any of our facilities.

Seasonality

We typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year, and excluding other volatility, we would normally expect 48% of total net sales to occur during the first half of a fiscal year and 52% of total net sales to occur during the second half of a fiscal year. We believe this historical seasonality pattern is generally indicative of an overall trend and reflective of the buying patterns and budgetary cycles of our customers. However, this pattern may be substantially altered during any quarter or year, as was the case in fiscal years 2020 and 2019, by the quarterly and annual volatility of orders received for the wireless carrier market, the timing of larger projects, timing of orders from larger customers, other economic factors impacting our industry or impacting the industries of our customers and end-users, and macroeconomic conditions. Along these same lines, we believe our seasonality pattern in fiscal year 2021 was impacted by the COVID-19 pandemic, resulting in lower net sales at the start of the fiscal year and higher net sales beginning in the second quarter of the fiscal year as some restrictions were lifted and certain markets reopened. Consequently, while we believe seasonality may be a factor that impacts our quarterly net sales results, we are not able to reliably predict net sales based on seasonality because these other factors can also substantially impact our net sales patterns and volatility during the year. Our trend for the last three fiscal years has been that an average of approximately 47%, 50% and 50% of our total net sales occurred during the first half of fiscal years 2021, 2020 and 2019, respectively, and an average of approximately 53%, 50% and 50% of our total net sales occurred during the second half of fiscal years 2021, 2020 and 2019, respectively.

Item 1A.	RISK FACTORS

Item 1A. Risk Factors is not required for a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended.

Certain risk factors that may adversely affect the Company, the Company’s future results of operations and future financial condition, and future market valuation of the Company are mentioned under “Forward-Looking Information” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report for the fiscal year ended October 31, 2021 (filed as Exhibit 13.1 to this report on Form 10-K), and in our Quarterly Reports on Form 10-Q.

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

We lease our facility near Dallas, Texas (in Plano, Texas). Our Dallas facility primarily houses administrative offices, our harsh environment and specialty connectivity manufacturing operations, our harsh environment and specialty connectivity product development function, our harsh environment and specialty connectivity warehouse, and our Centric Solutions’ business. Our Dallas facility is located in an industrial complex of suites. The space leased is approximately 34,000 square feet.

We lease a warehouse facility in Roanoke, Virginia. The space leased is approximately 36,000 square feet and is used primarily to store raw materials related to our fiber optic cable products.

We believe that we are currently operating at approximately 40% to 45% of our production equipment capacity on average at our collective manufacturing facilities during fiscal year 2021. This determination is based on a capacity calculation that assumes we would be fully staffed to run production at all of our locations twenty-four hours per day, seven days a week, all year. Since various production equipment is specialized and our product mix varies, individual manufacturing equipment may operate at higher or lower production capacity during any given period of time. Additionally, we can experience capacity constraints based on the types of products that are being manufactured at any given time and related inherent limitations in the manufacturing process as well as the time it takes to hire and train new employees.

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

The information pertaining to shareholders beneficially owning more than five percent of the Company’s common stock and the security ownership of management, which is set forth under the caption “Beneficial Ownership of Securities” in the Proxy Statement for the 2022 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The Company had 7,897,477 shares of common stock issued and outstanding at October 31, 2021. Employees of the Company and members of the Board of Directors owned at least 37.2% of the shares issued and outstanding at October 31, 2021, including shares still subject to potential forfeiture based on vesting requirements.

Issuer Purchases of Equity Securities

On July 14, 2015, our Board of Directors approved a plan to purchase and retire up to 400,000 shares of our common stock, or approximately 6.0% of the shares then outstanding (the “Repurchase Plan”). When the Repurchase Plan was approved, we had anticipated that the purchases would be made over a 24- to 36-month period, but there was no definite time period for repurchase or plan expiration. As of October 31, 2021, we had 398,400 shares remaining to purchase under this Repurchase Plan, and we have made no specific determination whether and over what period these shares may or may not be purchased. Until future notice, we have no current plans to repurchase and retire our common stock and have suspended the Repurchase Plan.

The information contained under the caption “Corporate Information” of our Annual Report for the fiscal year ended October 31, 2021, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 6.	RESERVED

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for the fiscal year ended October 31, 2021, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company did not engage in transactions in derivative financial instruments or derivative commodity instruments. As of October 31, 2021, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information contained under the captions “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” and “Report of Independent Registered Public Accounting Firm” of our Annual Report for the fiscal year ended October 31, 2021, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in our accountants and the Company did not have any disagreements with its accountants on any accounting matter or financial disclosure made during our fiscal year ended October 31, 2021.

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

As of October 31, 2021, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer (principal accounting officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2021.

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

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline. Management conducted an evaluation of the design and effectiveness of the Company’s system of internal control over financial reporting as of October 31, 2021, based on the framework set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on its evaluation, management concluded that, as of October 31, 2021, the Company’s internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information with respect to the Directors of the registrant, see “Election of Directors,” and “Executive Officers” in the Proxy Statement for the 2022 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

For information with respect to the executive officers of the registrant, see “Executive Officers” in the Proxy Statement for the 2022 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

The information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, which is set forth under the caption “Delinquent Section 16(a) Reports” (if applicable) in the Proxy Statement for the 2022 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning the Company’s code of ethics that applies to the Company’s principal executive officer and the Company’s senior financial officers required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Code of Ethics.”

Item 11.	EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation,” and “Director Compensation” in the Proxy Statement for the 2022 Annual Meeting of Shareholders of the Company is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted- average exercise price of outstanding options, warrants, and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans:
Second Amended & Restated 2011 Stock Incentive Plan	4,983 shares	$	―	—
2017 Stock Incentive Plan	478,501 shares	$	―	2,004 shares
Total	483,484 shares	$	―	2,004 shares

(1) Includes restricted shares that are issued and outstanding, but have not yet vested and are subject to forfeiture.

The term “shares” in the table above means our common shares.

The information concerning stock ownership by directors, executive officers and shareholders beneficially owning more than five percent of the Company’s common stock, which is set forth under the caption “Beneficial Ownership of Securities” in the Proxy Statement for the 2022 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning securities authorized for issuance under equity compensation plans required by this Item, pursuant to Item 201(d) of Regulation S-K, is incorporated by reference to the Company’s Proxy Statement under the heading “Equity Compensation Plan Information.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information with respect to certain transactions with management of the Company, which is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement for the 2022 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information with respect to certain principal accountant fees and services, which is set forth under the caption “Independent Registered Public Accounting Firm” in the Proxy Statement for the 2022 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

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

(a) List of documents filed as part of this report:

1.
Financial statements: The Company’s consolidated financial statements and related notes thereto are hereby incorporated by reference to pages 22 to 44 of the Company’s Annual Report filed as Exhibit 13.1 to this Form 10-K.

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

4.18
Second Modification of Deed of Trust, Security Agreement, and Assignment of Leases and Rents dated May 2, 2018 by and between Optical Cable Corporation (successor by merger to Superior Modular Products Incorporated) as Grantor, W. Todd Ross (in substitution of LeClairRyan) as Trustee and Northeast Bank, successor in interest to Pinnacle Bank (successor by merger with Bank of North Carolina) as Beneficiary, modifying that certain Modification of Deed of Trust, Security Agreement and Assignment of Leases and Rents dated April 26, 2016, which previously modified that certain Corrected Deed of Trust, Security Agreement and Assignment of Leases and Rents dated May 30, 2008 (incorporated herein by reference to Exhibit 4.21 to the Company’s Quarterly Report on Form 10-Q for the second quarter ended April 30, 2018).

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

4.22**
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

4.27
Loan and Security Agreement dated July 24, 2020 by and among Optical Cable Corporation along with its subsidiaries Applied Optical Systems, Inc. and Centric Solutions LLC, and North Mill Capital LLC (now doing business as SLR Business Credit) (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 30, 2020).

4.28
Revolving Credit Master Promissory Note dated July 24, 2020 by Optical Cable Corporation along with its subsidiaries Applied Optical Systems, Inc. and Centric Solutions LLC in favor of North Mill Capital LLC (now doing business as SLR Business Credit) (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 30, 2020).

4.29
Payoff Letter from Pinnacle Bank to North Mill Capital LLC (now doing business as SLR Business Credit) and Optical Cable Corporation (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated July 30, 2020).

4.30
Amended and Restated Stockholder Protection Rights Agreement, dated as of November 2, 2021, between Optical Cable Corporation and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-A12G filed with the Commission on November 5, 2021).

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

10.15*	Form of operational performance (Company financial performance measure) vesting award agreement under the Optical Cable Corporation 2017 Stock Incentive Plan. FILED HEREWITH.

13.1	Annual Report. FILED HEREWITH.

21.1	List of Subsidiaries. FILED HEREWITH.

23.1	Consent of Independent Registered Public Accounting Firm. FILED HEREWITH.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FURNISHED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FURNISHED HEREWITH.

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended October 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of October 31, 2021 and 2020, (ii) Consolidated Statements of Operations for the years ended October 31, 2021, 2020 and 2019, (iii) Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2021, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the years ended October 31, 2021, 2020 and 2019, and (v) Notes to Consolidated Financial Statements. FILED HEREWITH.

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

OPTICAL CABLE CORPORATION

Date:	December 20, 2021	By:	/S/ NEIL D. WILKIN, JR.
Neil D. Wilkin, Jr. Chairman of the Board of Directors, President and Chief Executive Officer

Date:	December 20, 2021	By:	/S/ TRACY G. SMITH
Tracy G. Smith Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 20, 2021.

Date:	December 20, 2021	/S/ NEIL D. WILKIN, JR.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date:	December 20, 2021	/S/ RANDALL H. FRAZIER
Randall H. Frazier Director

Date:	December 20, 2021	/S/ JOHN M. HOLLAND
John M. Holland Director

Date:	December 20, 2021	/S/ JOHN A. NYGREN
John A. Nygren Director

Date:	December 20, 2021	/S/ CRAIG H. WEBER
Craig H. Weber Director

Date:	December 20, 2021	/S/ JOHN B. WILLIAMSON, III
John B. Williamson, III Director