Form 10-Q
period 2022-01-31
OPTICAL CABLE CORP
filed 2022-03-17
CIK 1000230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

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

As of March 9, 2022, 7,849,998 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Three Months Ended January 31, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OPTICAL CABLE CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	January 31,	October 31,
	2022	2021
Assets
Current assets:
Cash	$138,004	$132,249
Trade accounts receivable, net of allowance for doubtful accounts of $57,199 at January 31, 2022 and $61,527 at October 31, 2021	8,392,225	8,376,000
Other receivables	2,183,748	2,204,456
Inventories	17,906,903	16,303,808
Prepaid expenses and other assets	471,902	549,350
Total current assets	29,092,782	27,565,863
Property and equipment, net	7,790,237	7,912,851
Intangible assets, net	642,771	646,860
Other assets, net	1,577,210	1,790,956
Total assets	$39,103,000	$37,916,530
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$328,130	$324,840
Accounts payable and accrued expenses	4,811,144	4,275,880
Accrued compensation and payroll taxes	1,668,201	1,553,771
Income taxes payable	25,272	13,121
Total current liabilities	6,832,747	6,167,612
Note payable, revolver - noncurrent	5,530,405	3,465,908
Long-term debt, excluding current installments	4,445,724	4,528,611
Other noncurrent liabilities	1,004,161	1,548,446
Total liabilities	17,813,037	15,710,577
Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 7,849,998 shares at January 31, 2022 and 7,897,477 shares at October 31, 2021	14,357,452	14,337,649
Retained earnings	6,932,511	7,868,304
Total shareholders’ equity	21,289,963	22,205,953
Commitments and contingencies
Total liabilities and shareholders’ equity	$39,103,000	$37,916,530

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	January 31,
	2022	2021
Net sales	$14,440,295	$11,876,573
Cost of goods sold	10,394,443	9,567,183
Gross profit	4,045,852	2,309,390
Selling, general and administrative expenses	4,780,199	4,307,924
Royalty (income) expense, net	6,958	(6,967)
Amortization of intangible assets	12,095	10,894
Loss from operations	(753,400)	(2,002,461)
Other expense, net:
Interest expense	(158,260)	(173,983)
Other, net	(11,385)	2,628
Other expense, net	(169,645)	(171,355)
Loss before income taxes	(923,045)	(2,173,816)
Income tax expense (benefit)	12,748	(32,336)
Net loss	$(935,793)	$(2,141,480)
Net loss per share: Basic and diluted	$(0.12)	$(0.29)

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Three Months Ended January 31, 2022
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2021	7,897,477	$14,337,649	$7,868,304	$22,205,953
Share-based compensation, net	(47,479)	19,803	—	19,803
Net loss	—	—	(935,793)	(935,793)
Balances at January 31, 2022	7,849,998	$14,357,452	$6,932,511	$21,289,963

	Three Months Ended January 31, 2021
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2020	7,537,087	$14,002,130	$1,257,788	$15,259,918
Share-based compensation, net	(971)	40,605	—	40,605
Net loss	—	—	(2,141,480)	(2,141,480)
Balances at January 31, 2021	7,536,116	$14,042,735	$(883,692)	$13,159,043

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	January 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(935,793)	$(2,141,480)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	285,954	324,261
Bad debt recovery	(4,328)	(7,524)
Share-based compensation expense	124,439	40,605
Loss on sale of property and equipment	12,008	3,167
(Increase) decrease in:
Trade accounts receivable	(11,897)	1,304,937
Other receivables	20,708	1,371
Inventories	(1,603,095)	(280,394)
Prepaid expenses and other assets	77,448	103,248
Income taxes refundable	—	25,003
Other assets	96,340	84,519
Increase (decrease) in:
Accounts payable and accrued expenses	457,661	1,277,881
Accrued compensation and payroll taxes	114,430	133,518
Income taxes payable	12,151	2,775
Other noncurrent liabilities	(510,513)	(346,441)
Net cash provided by (used in) operating activities	(1,864,487)	525,446
Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(73,286)	(41,445)
Investment in intangible assets	(8,006)	(15,154)
Net cash used in investing activities	(81,292)	(56,599)
Cash flows from financing activities:
Proceeds from note payable, revolver	16,492,804	13,147,167
Payments on note payable, revolver	(14,428,307)	(13,203,450)
Principal payments on long-term debt	(79,597)	(76,443)
Payments for financing costs	(25,000)	(25,000)
Principal payments on financing lease	(8,366)	—
Net cash provided by (used in) financing activities	1,951,534	(157,726)
Net increase in cash	5,755	311,121
Cash at beginning of period	132,249	140,839
Cash at end of period	$138,004	$451,960

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2022

(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10‑Q and Regulation S‑X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2022 are not necessarily indicative of the results for the fiscal year ending October 31, 2022 because the following items, among other things, may impact those results: impacts of the COVID-19 pandemic including (but not limited to) supply chain and labor constraints impacting production volumes and COVID-19 related government and private industry mandates in the areas of the world in which we operate, changes in market conditions, seasonality, changes in technology, competitive conditions, timing of certain projects and purchases by key customers, significant variations in sales resulting from high volatility and timing of large sales orders among a limited number of customers in certain markets, ability of management to execute its business plans, continued ability to maintain and/or secure future debt and/or equity financing to adequately finance ongoing operations; as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2021 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10‑Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2021.

In December 2019, the FASB issued Accounting Standards Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. The adoption of ASU 2019-12 did not have a material impact on the Company’s results of operations, financial position or liquidity or its related financial statement disclosures.

(2)	Stock Incentive Plans and Other Share‑Based Compensation

As of January 31, 2022, there were approximately 49,000 remaining shares available for grant under the Optical Cable Corporation 2017 Stock Incentive Plan (“2017 Plan”).

Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations for the three months ended January 31, 2022 and 2021 was $124,439 and $40,605, respectively. Share-based compensation expense is entirely related to expense recognized in connection with the vesting of restricted stock awards or other stock awards.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2022

(Unaudited)

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

Restricted stock award activity during the three months ended January 31, 2022 consisted of restricted shares forfeited totaling 25,313 shares and restricted shares withheld for taxes in connection with the vesting of restricted shares totaling 22,166. OCC restricted stock grants provide the participant with the option to surrender shares to pay for withholding tax obligations resulting from any vesting restricted shares, or to pay cash to the Company or taxing authorities in the amount of the withholding taxes owed on the value of any vesting restricted shares in order to avoid surrendering shares. The Company accrued $104,636 as of January 31, 2022 related to the surrender of shares by participants to pay for withholding taxes on shares that vested on January 31, 2022.

As of January 31, 2022, the estimated amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will recognize over a 3.8 year weighted-average period is approximately $1.1 million.

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the three months ended January 31, 2022 and 2021 follows:

	Three Months Ended
	January 31,
	2022	2021
Balance at beginning of period	$61,527	$524,617
Bad debt recovery	(4,328)	(7,524)
Balance at end of period	$57,199	$517,093

(4)	Inventories

Inventories as of January 31, 2022 and October 31, 2021 consist of the following:

	January 31,	October 31,
	2022	2021
Finished goods	$3,793,054	$4,211,098
Work in process	4,400,300	4,023,693
Raw materials	9,355,877	7,763,325
Production supplies	357,672	305,692
Total	$17,906,903	$16,303,808

(5)	Product Warranties

As of January 31, 2022 and October 31, 2021, the Company’s accrual for estimated product warranty claims totaled $75,000 and is included in accounts payable and accrued expenses. Warranty claims expense for the three months ended January 31, 2022 and 2021 totaled $7,894 and $18,348, respectively.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2022

(Unaudited)

The following table summarizes the changes in the Company’s accrual for product warranties during the three months ended January 31, 2022 and 2021:

	Three Months Ended
	January 31,
	2022	2021
Balance at beginning of period	$75,000	$85,000
Liabilities accrued for warranties issued during the period	55,243	50,251
Warranty claims and costs paid during the period	(7,894)	(18,348)
Changes in liability for pre-existing warranties during the period	(47,349)	(31,903)
Balance at end of period	$75,000	$85,000

(6)	Long-term Debt and Notes Payable

The Company has credit facilities consisting of a real estate term loan, as amended and restated (the “Virginia Real Estate Loan”), a supplemental real estate term loan, as amended and restated (the “North Carolina Real Estate Loan”) and a Revolving Credit Master Promissory Note and related agreements (collectively, the “Revolver”).

Both the Virginia Real Estate Loan and the North Carolina Real Estate Loan are with Northeast Bank, have a fixed interest rate of 3.95% and are secured by a first lien deed of trust on the Company’s real property.

Long-term debt as of January 31, 2022 and October 31, 2021 consists of the following:

	January 31,	October 31,
	2022	2021
Virginia Real Estate Loan ($6.5 million original principal) payable in monthly installments of $31,812, including interest (at 3.95%), with final payment of $3,318,029 due May 1, 2024	$3,842,812	$3,899,076
North Carolina Real Estate Loan ($2.24 million original principal) payable in monthly installments of $10,963, including interest (at 3.95%), with final payment of $711,773 due May 1, 2024	931,042	954,375
Total long-term debt	4,773,854	4,853,451
Less current installments	328,130	324,840
Long-term debt, excluding current installments	$4,445,724	$4,528,611

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

The maximum aggregate principal amount subject to the Revolver is $18,000,000. Interest accrues on the daily balance at the per annum rate of 1.5% above the Prime Rate in effect from time to time, but not less than 4.75% (the “Applicable Rate”). In the event of a default, interest may become 6.0% above the Applicable Rate. As of January 31, 2022, the Revolver accrued interest at the prime lending rate plus 1.5% (resulting in a 4.75% rate at January 31, 2022). The initial term of the Revolver is three years, with a termination date of July 24, 2023. After the initial term and unless otherwise terminated, the loan may be extended in one year periods subject to the agreement of SLR.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2022

(Unaudited)

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

As of January 31, 2022 the Company had $5.5 million of outstanding borrowings on its Revolver and $2.9 million in available credit. As of October 31, 2021, the Company had $3.5 million of outstanding borrowings on its Revolver and $4.4 million in available credit.

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

OCC leases printers that are used in the Roanoke, Virginia manufacturing facility. The lease term expires on August 22, 2026. The right-of-use asset is being amortized on a straight line basis over seven years. When the lease term ends, the remaining net book value of the right-of-use asset will be classified as property and equipment.

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

Three Months Ended January 31, 2022

(Unaudited)

Operating lease expense is recognized on a straight-line basis over the lease term. Short term leases with an initial term of 12 months or less are expensed as incurred. The Company’s short term leases have month-to-month terms.

Operating lease right-of-use assets of $938,870 and $1,028,639 were included in other assets at January 31, 2022 and October 31, 2021, respectively. Operating lease liabilities of $392,889 and $628,608 were included in accounts payable and accrued expenses, and other noncurrent liabilities, respectively, at January 31, 2022. Operating lease liabilities of $385,463 and $729,753 were included in accounts payable and accrued expenses, and other noncurrent liabilities, respectively, at October 31, 2021. Operating lease expense recognized during the three months ended January 31, 2022 and 2021 totaled $103,333 and $100,348, respectively.

The weighted average remaining lease term was 32.4 months and the weighted average discount rate was 5.0% as of January 31, 2022.

For the three months ended January 31, 2022 and 2021, cash paid for operating lease liabilities totaled $107,284 and $97,300, respectively. For the three months ended January 31, 2022 and 2021, there were no right-of-use assets obtained in exchange for new operating lease liabilities.

Financing lease right-of-use assets of $192,962 and $200,337 were included in other assets at January 31, 2022 and October 31, 2021, respectively.  Financing lease liabilities of $34,476 and $157,862 were included in accounts payable and accrued expenses and other noncurrent liabilities, respectively, at January 31, 2022.  Financing lease liabilities of $34,071 and $166,634 were included in accounts payable and accrued expenses and other noncurrent liabilities, respectively, at October 31, 2021.  Interest expense and amortization expense related to the financing lease totaled $2,350 and $7,374, respectively, for the three months ended January 31, 2022.

The remaining lease term for the financing lease is 55 months and the discount rate is 4.75% as of January 31, 2022.

For the three months ended January 31, 2022, cash paid for the financing lease liability totaled $2,350 for interest and $8,366 for principal.

The Company’s future payments due under leases reconciled to the lease liabilities are as follows:

Fiscal Year	Operating leases	Finance lease
2022 (1)	$325,201	$32,151
2023	382,716	42,868
2024	331,438	42,868
2025	55,023	42,868
2026	—	55,715
Total undiscounted lease payments	1,094,378	216,470
Present value discount	(72,881)	(24,132)
Total lease liability	$1,021,497	$192,338

(1) Remaining nine months of fiscal year 2022

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2022

(Unaudited)

(8)	Fair Value Measurements

The carrying amounts reported in the condensed consolidated balance sheets as of January 31, 2022 and October 31, 2021 for cash, trade accounts receivable, other receivables, note payable, and accounts payable and accrued expenses, including accrued compensation and payroll taxes, approximate fair value because of the short maturity of these instruments. The carrying values of the Company’s note payable, revolver – noncurrent, and long-term debt approximate fair value based on similar long-term debt issues available to the Company as of January 31, 2022 and October 31, 2021. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

	Three months ended
	January 31,
	2022	2021
Net loss (numerator)	$(935,793)	$(2,141,480)
Shares (denominator)	7,511,190	7,352,781
Basic and diluted net loss per share	$(0.12)	$(0.29)

Weighted average unvested shares for the three months ended January 31, 2022 and 2021 totaling 363,450 and 183,346, respectively, while issued and outstanding, were not included in the computation of basic and diluted net loss per share for the three months ended January 31, 2022 and 2021 (because to include such shares would have been antidilutive, or in other words, to do so would have reduced the net loss per share for those periods).

(10)	Segment Information and Business and Credit Concentrations

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not‑for‑profit organizations. Concentration of credit risk with respect to trade receivables is normally limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of January 31, 2022 have been adequately provided for in the condensed consolidated financial statements. The Company includes all entities under common ownership for the purpose of calculating business concentrations.

For the three months ended January 31, 2022 and 2021, 17.2% and 23.3%, respectively, of consolidated net sales were attributable to one national distributor customer.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2022

(Unaudited)

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

The Company recognizes revenue at the point in time when products are shipped or delivered from its manufacturing facility to its customer, in accordance with the agreed upon shipping terms.  Since the Company typically invoices the customer at the same time that performance obligations are satisfied, no contract assets are recognized. The Company’s contract liability represents advance consideration received from customers prior to transfer of the product.  This liability was $215,466 as of January 31, 2022 and $308,406 as of October 31, 2021.

Sales to certain customers are made pursuant to agreements that provide price adjustments and limited return rights with respect to the Company’s products.  The Company maintains a reserve for estimated future price adjustment claims, rebates and returns as a refund liability. The Company’s refund liability was $173,865 as of January 31, 2022 and $159,125 as of October 31, 2021.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2022

(Unaudited)

Disaggregation of Revenue

The following table presents net sales attributable to the United States and all other countries in total for the three months ended January 31, 2022 and 2021:

	Three months ended
	January 31,
	2022	2021
United States	$12,144,379	$9,703,610
Outside the United States	2,295,916	2,172,963
Total net sales	$14,440,295	$11,876,573

(12)	Employee Retention Tax Credit

The Employee Retention Tax Credit (“ERTC”), created in the March 2020 CARES Act and then subsequently amended by the Consolidated Appropriation Act (“CAA”) of 2021, the American Rescue Plan Act (“ARPA”) of 2021 and the Infrastructure Investment and Jobs Act (“IIJA”) of 2021, is a refundable payroll credit for qualifying businesses keeping employees on their payroll during the COVID-19 pandemic.  Under CAA, ARPA and IIJA amendments, employers can claim a refundable tax credit against the employer share of social security tax equal to 70% of the qualified wages (including certain health care expenses) paid to employees after December 31, 2020 through September 30, 2021.  Qualified wages were limited to $10,000 per employee per calendar quarter in 2021 so the maximum ERTC available was $7,000 per employee per calendar quarter.

OCC is an eligible small employer under the gross receipts decline test when comparing the first calendar quarter of 2021 to the same quarter in calendar year 2019, which qualified the Company to claim ERTC in both the first and second calendar quarters of 2021 under the amended ERTC program. The Company qualified for a refundable payroll tax credit totaling $3,375,815 during its second fiscal quarter and $964,550 during its third fiscal quarter of 2021 for a total of $4,340,365. There is $2,162,391 of the ERTC remaining in other receivables on the Company’s condensed consolidated balance sheet as of January 31, 2022.

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

Three Months Ended January 31, 2022

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

The extent to which the COVID-19 pandemic will affect the Company in the future will depend on ongoing developments, which are highly uncertain and cannot be reasonably predicted, including, but not limited to, the duration and severity of the outbreak, the timing and extent of the easing of restrictions on businesses and individuals, the timing of recovery in certain of the Company’s markets, the potential for a resurgence of the virus (including its variant strains), supply chain and labor constraints impacting production volumes, as well as a variety of other unknowable factors. The longer the various impacts of COVID-19 persist, the greater the potential negative financial effects on the Company.

(14)	New Accounting Standards Not Yet Adopted

There are no new accounting standards issued, but not yet adopted by the Company, which are expected to materially impact the Company’s financial position, operating results or financial statement disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to known and unknown variables, uncertainties, contingencies and risks that may cause actual events or results to differ materially from our expectations. Such known and unknown variables, uncertainties, contingencies and risks (collectively, “factors”) may also adversely affect Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”), the Company’s future results of operations and future financial condition, and/or the future equity value of the Company. Factors that could cause or contribute to such differences from our expectations or that could adversely affect the Company include, but are not limited to: the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate and/or government spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber, copper, gold and other precious metals, plastics and other materials); fluctuations in transportation costs; our dependence on customized equipment for the manufacture of certain of our products in certain production facilities; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing in one or more of the markets in which we participate, including the impact of increased competition; our dependence on a limited number of suppliers for certain product components; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in any litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in any regulatory reviews and audits and potential regulatory reviews and audits; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences for competing technologies relative to our product offering; economic conditions that affect the telecommunications sector, the data communications sector, certain technology sectors and/or certain industry market sectors (for example, mining, oil & gas, military, and wireless carrier industry market sectors); economic conditions that affect U.S.-based manufacturers; economic conditions or changes in relative currency strengths (for example, the strengthening of the U.S. dollar relative to certain foreign currencies) and import and/or export tariffs imposed by the U.S. and other countries that affect certain geographic markets, industry market sector, and/or the economy as a whole; changes in demand for our products from certain competitors for which we provide private label connectivity products; changes in the mix of products sold during any given period (due to, among other things, seasonality or varying strength or weaknesses in particular markets in which we participate) which may impact gross profits and gross profit margins or net sales; variations in orders and production volumes of hybrid cables (fiber and copper) with high copper content, which tend to have lower gross profit margins; significant variations in sales resulting from: (i) high volatility within various geographic markets, within targeted markets and industries, for certain types of products, and/or with certain customers (whether related to the market generally or to specific customers’ business in particular), (ii) timing of large sales orders, and (iii) high sales concentration among a limited number of customers in certain markets, particularly the wireless carrier market; terrorist attacks or acts of war, any current or potential future military conflicts, and acts of civil unrest; cold wars and economic sanctions as a result of these activities; changes in the level of spending by the United States government, including, but not limited to military spending; ability to recruit and retain key personnel; poor labor relations; increasing labor costs; delays, extended lead times and/or changes in availability of needed raw materials, equipment and/or supplies; shipping and other logistics challenges; impact of inflation on costs and ability to pass along any increased costs to customers; impact of rising interest rates increasing the cost of capital; impact of cybersecurity risks and incidents and the related actual or potential costs and consequences of such risks and incidents, including costs to limit such risks; the impact of data privacy laws and the General Data Protection Regulation and the related actual or potential costs and consequences; the impact of changes in accounting policies and related costs of compliance, including changes by the Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board (“PCAOB”), the Financial Accounting Standards Board (“FASB”), and/or the International Accounting Standards Board (“IASB”); our ability to continue to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; the impact of changes and potential changes in federal laws and regulations adversely affecting our business and/or which result in increases in our direct and indirect costs, including our direct and indirect costs of compliance with such laws and regulations; rising healthcare costs; impact of new or changed government laws and regulations on healthcare costs; the impact of changes in state or federal tax laws and regulations increasing our costs and/or impacting the net return to investors owning our shares; any changes in the status of our compliance with covenants with our lenders; our continued ability to maintain and/or secure future debt financing and/or equity financing to adequately finance our ongoing operations; the impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, making investments in or with, and/or acquiring parties that compete with and/or have conflicts with our customers; voluntary or involuntary delisting of the Company’s common stock from any exchange on which it is traded; the deregistration by the Company from SEC reporting requirements as a result of the small number of holders of the Company’s common stock; adverse reactions by customers, vendors or other service providers to unsolicited proposals regarding the ownership or management of the Company; the additional costs of considering, responding to and possibly defending our position on unsolicited proposals regarding the ownership or management of the Company; impact of weather, natural disasters and/or epidemic or pandemic diseases (such as COVID-19) in the areas of the world in which we operate, market our products and/or acquire raw materials including the impact of supply chain and labor constraints impacting our production volumes, any present or future government mandates, travel restrictions, shutdowns or other regulations regarding any epidemic or pandemic diseases; an increase in the number of shares of the Company’s common stock issued and outstanding; economic downturns generally and/or in one or more of the markets in which we operate; changes in market demand, exchange rates, productivity, market dynamics, market confidence, macroeconomic and/or other economic conditions in the areas of the world in which we operate and market our products; and our success in managing the risks involved in the foregoing.

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

Overview of COVID-19 Effects

The COVID-19 pandemic direct and indirect effects continue to have an impact on businesses and individuals in the United States and globally and continue to impact OCC as we begin fiscal year 2022. Actions taken by governments and private industry to limit the spread of the disease (including its variant strains) have resulted in the disruption of normal activities as businesses were forced to modify the way they conducted business or operate on a limited basis. When demand for products and services began to increase, the direct and indirect impacts of the COVID-19 pandemic created other challenges impacting supply chains, availability of personnel and other costs.

Since the beginning of the COVID-19 pandemic, OCC’s sales, production volumes and costs have been significantly impacted. As sales and production volume increased during fiscal year 2021, OCC began to experience supply chain challenges (including availability of materials, increased lead times, and increased costs) for certain of the raw materials used for manufacturing─this continued during our first quarter of fiscal year 2022. We continue to experience some challenges recruiting additional personnel. While the OCC team has successfully mitigated (to a certain extent) the impacts of these challenges, we believe these challenges will continue for now.

Each of our three facilities have been open and operating since the beginning of the COVID-19 pandemic. OCC’s workforce was classified a “Defense Industrial Base Essential Critical Infrastructure Workforce” under guidelines from the U.S. Department of Defense and an “Essential Critical Infrastructure Workforce” under guidelines by the U.S. Department of Homeland Security, Cybersecurity and Infrastructure Security Agency (CISA).

OCC continues to maintain certain protocols at each of our facilities in response to the continued uncertainty of the impact of COVID-19, including, but not limited to: limiting business travel and face-to-face meetings, having a portion of our non-manufacturing employees work remotely, and implementing strict social distancing, symptom self-assessments, and sanitation and mask protocols within our facilities. When employees have contracted COVID-19, we have also used contact tracing to have personnel quarantine and be tested to avoid any spread of the disease at our facilities. To date, these efforts have been successful at limiting the transmission of COVID-19 at our facilities. We have strongly encouraged all of our employees to be vaccinated, but have not implemented a vaccination mandate at this time.

OCC’s pandemic team monitors the latest guidance from the Centers for Disease Control and Prevention (“CDC”), federal, state and other regulatory agencies, works to secure personal protective equipment, finds ways to help mitigate risk and identifies opportunities for us to meet or exceed health and safety guidelines and recommended protocols. We believe we have followed and are continuing to follow or exceed all CDC and public officials’ guidelines as such guidelines have changed from time to time during the pandemic.

We continue to see positive indicators of future strengthening in many of our markets as we begin fiscal year 2022. We also continue to see increases in our sales order backlog/forward load and drawdowns of finished goods inventories to fill incoming orders. We believe that we will continue to benefit from improvement in our markets during fiscal year 2022; however, we cannot fully anticipate or reasonably estimate the continuing impacts of the pandemic on our various markets and customers, including impacts from emerging variants of COVID-19 in our various markets.

The extent to which the COVID-19 pandemic will affect OCC in the future will depend on ongoing developments, which are still uncertain, including, but not limited to: supply chain and labor constraints impacting our production volumes; the continued recovery of certain of OCC’s markets; any resurgence of the virus (including its variant strains); the degree of immunity provided by any current or future vaccines and boosters; any government mandates, travel restrictions, shutdowns or other regulations related to COVID-19 impacting the markets in which we operate, market our products and/or acquire materials; as well as a variety of other unknowable factors.

Since we cannot predict the duration or scope of the pandemic, we cannot fully anticipate or reasonably estimate all the ways in which the current global health crisis and financial market conditions could adversely impact our business in the future.

Overview of Optical Cable Corporation

Optical Cable Corporation (or OCC®) is a leading manufacturer of a broad range of fiber optic and copper data communication cabling and connectivity solutions primarily for the enterprise market and various harsh environment and specialty markets (collectively, the non-carrier markets), and also the wireless carrier market, offering integrated suites of high quality products which operate as a system solution or seamlessly integrate with other providers’ offerings. Our product offerings include designs for uses ranging from enterprise network, data center, residential, campus and Passive Optical LAN (“POL”) installations to customized products for specialty applications and harsh environments, including military, industrial, mining, petrochemical and broadcast applications, as well as the wireless carrier market. Our products include fiber optic and copper cabling, hybrid cabling (which includes fiber optic and copper elements in a single cable), fiber optic and copper connectors, specialty fiber optic, copper and hybrid connectors, fiber optic and copper patch cords, pre-terminated fiber optic and copper cable assemblies, racks, cabinets, datacom enclosures, patch panels, face plates, multimedia boxes, fiber optic reels and accessories and other cable and connectivity management accessories, and are designed to meet the most demanding needs of end-users, delivering a high degree of reliability and outstanding performance characteristics.

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

Summary of Company Performance for First Quarter of Fiscal Year 2022

●

The COVID-19 pandemic and related effects continue to impact the global economy in various ways and continue to impact OCC as well. While demand for OCC’s products continued to increase in the first quarter of fiscal year 2022, challenges we managed during fiscal year 2021 continued as well, including supply chain challenges (availability, increased lead times and increased costs) for certain raw materials and challenges recruiting additional personnel─both challenges which have impacted production volumes. As demand for our products continued to increase during the first quarter of fiscal year 2022, our sales order backlog/forward load has also increased.

●	Consolidated net sales for the first quarter of fiscal year 2022 increased 21.6% to $14.4 million, compared to $11.9 million for the same period last year.

●	Gross profit increased 75.2% to $4.0 million in the first quarter of fiscal year 2022, compared to $2.3 million for the first quarter of fiscal year 2021.

●	Gross profit margin (gross profit as a percentage of net sales) increased to 28.0% during the first quarter of fiscal year 2022, compared to 19.4% for the first quarter of fiscal year 2021.

●	SG&A expenses increased to $4.8 million during the first quarter of fiscal year 2022 compared to $4.3 million during the first quarter of fiscal year 2021.

●	Net loss was $936,000, or $0.12 per share, during the first quarter of fiscal year 2022, compared to $2.1 million, or $0.29 per share, for the comparable period last year.

●	As of January 31, 2022, we have $2.2 million in ERTC still to be refunded.

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

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended
	January 31,		Percent
	2022	2021	Change
Net sales	$14,440,000	$11,877,000	21.6%
Gross profit	4,046,000	2,309,000	75.2%
SG&A expenses	4,780,000	4,308,000	11.0%
Net loss	(936,000)	(2,141,000)	56.3%

Three Months Ended January 31, 2022 and 2021

Net Sales

Consolidated net sales for the first quarter of fiscal year 2022 increased 21.6% to $14.4 million, compared to net sales of $11.9 million for the same period last year. We experienced an increase in net sales in both our enterprise and specialty markets, including the wireless carrier market, in the first quarter of fiscal year 2022, compared to the same period last year. Net sales to customers in the United States increased 25.2% and net sales to customers outside of the United States increased 5.7% in the first quarter of fiscal year 2022, compared to the same period last year.

During the first quarter of fiscal year 2022, we are still seeing direct and indirect impacts of COVID-19. While demand for our products has increased during the first quarter of fiscal year 2022, supply chain and labor constraints are impacting production volumes and, as a result, net sales. Our net sales in the first quarter of fiscal year 2021 were significantly impacted by the COVID-19 pandemic—in particular its impact on product demand.

As demand for our products continued to increase as we began fiscal year 2022, our sales order backlog/forward load also continued to increase to higher than typical levels. We continue to experience the direct and indirect impacts of the COVID-19 pandemic which we believe has created challenges that are hampering production volumes and sales. These include supply chain challenges (availability, increased lead times and increased costs) for certain raw materials, challenges recruiting additional personnel to increase production volumes, and other cost increases. We believe we have taken appropriate actions to mitigate the impact of these challenges. We also believe that we will continue to see a trend of improving demand for our products. To the extent the direct and indirect impacts of the COVID-19 pandemic on our customers, suppliers, workforce and end-users decline, we expect net sales to further increase.

We are continuing to see some positive indicators of future strengthening in some of our markets and believe we will continue to benefit from improvement in our markets during the remaining nine months of fiscal year 2022; however, we cannot fully anticipate or reasonably estimate the continuing impacts of the pandemic on our various markets and customers, including impacts from emerging variants of COVID-19 in our various markets.

Gross Profit

Our gross profit was $4.0 million in the first quarter of fiscal year 2022, an increase of 75.2% compared to gross profit of $2.3 million in the first quarter of fiscal year 2021. Gross profit margin, or gross profit as a percentage of net sales, increased to 28.0% in the first quarter of fiscal year 2022 compared to 19.4% in the first quarter of fiscal year 2021.

Our gross profit margins tend to be higher when we achieve higher net sales levels, as certain fixed manufacturing costs are spread over higher sales. This operating leverage, which is beneficial at higher sales levels, positively impacted our gross profit margin during the first quarter of fiscal year 2022 when compared to the same period last year. Additionally, we believe actions we took and operational improvements we made in fiscal years 2020 and 2019 continue to have a positive impact on our gross profit margin. Our gross profit margin percentages are also heavily dependent upon product mix on a quarterly basis and may vary based on changes in product mix from quarter to quarter.

Selling, General, and Administrative Expenses

SG&A expenses increased to $4.8 million during the first quarter of fiscal year 2022, compared to $4.3 million for the same period last year. SG&A expenses as a percentage of net sales were 33.1% in the first quarter of fiscal year 2022, compared to 36.3% in the first quarter of fiscal year 2021.

The increase in SG&A expenses during the first quarter of fiscal year 2022 compared to the same period last year was primarily the result of increases in employee and contracted sales personnel related costs totaling $308,000. Included in employee and contracted sales personnel related costs are compensation costs which increased primarily due to new hires, net of terminations, increases in compensation expense (including increases in response to changing labor market conditions), accrued payroll taxes and share-based compensation expense which increased due to the vesting of operational performance-based restricted stock on January 31, 2022, and commissions which increased due to the increase in commissionable sales during the first quarter of fiscal year 2022.

Royalty Income (Expense), Net

We recognized royalty expense, net of royalty income, totaling $7,000 during the first quarter of fiscal year 2022 compared to royalty income, net of royalty and related expenses totaling $7,000 during the first quarter of fiscal year 2021. Royalty expense and/or income may fluctuate based on sales of related licensed products and estimates of amounts for non-licensed product sales, if any.

Amortization of Intangible Assets

We recognized $12,000 of amortization expense, associated with intangible assets, during the first quarter of fiscal year 2022, compared to $11,000 during the first quarter of fiscal year 2021.

Other Expense, Net

We recognized other expense, net in the first quarter of fiscal year 2022 of $170,000, compared to $171,000 in the first quarter of fiscal year 2021. Other expense, net is comprised primarily of interest expense together with other miscellaneous items.

Loss Before Income Taxes

We reported a loss before income taxes of $923,000 for the first quarter of fiscal year 2022, compared to $2.2 million for the first quarter of fiscal year 2021. The improvement was primarily due to the increase in gross profit of $1.7 million, partially offset by the increase in SG&A expenses of $472,000.

Income Tax Expense (Benefit)

Income tax expense totaled $13,000 in the first quarter of fiscal year 2022, compared to income tax benefit of $32,000 in the first quarter of fiscal year 2021. Our effective tax rate was negative 1.4% for the first quarter of fiscal year 2022 and 1.5% for the first quarter of fiscal year 2021.

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

If we generate sufficient income before taxes in subsequent periods such that U.S. GAAP would permit us to conclude that the removal of any valuation allowance against our net deferred tax asset is appropriate, then during the period in which such determination is made, we will recognize the non-cash benefit of such removal of the valuation allowance in income tax expense on our consolidated statement of operations, which will increase net income and will also increase the net deferred tax asset on our consolidated balance sheet. If we do not generate sufficient income before taxes in subsequent periods such that U.S. GAAP would permit us to conclude that the reduction or removal of any valuation allowance against our net deferred tax asset is appropriate, then no such non-cash benefit would be realized. There can be no assurance regarding any future realization of the benefit by us of all or part of our net deferred tax assets. As of October 31, 2021, the valuation allowance against our total gross deferred tax assets totaled $4.3 million.

Net Loss

Net loss for the first quarter of fiscal year 2022 was $936,000 compared to $2.1 million for the first quarter of fiscal year 2021. This improvement was primarily due to the improvement in loss before income taxes of $1.3 million.

Financial Condition

Total assets increased $1.2 million, or 3.1%, to $39.1 million at January 31, 2022, from $37.9 million at October 31, 2021. This increase was primarily due to a $1.6 million increase in inventories largely as the result of the timing of certain raw material purchases.

Total liabilities increased $2.1 million, or 13.4%, to $17.8 million at January 31, 2022, from $15.7 million at October 31, 2021. The increase in total liabilities was due primarily to net borrowings on our Revolver totaling $2.1 million.

Total shareholders’ equity at January 31, 2022 decreased $916,000 in the first three months of fiscal year 2022. The decrease resulted from a net loss of $936,000, partially offset by share-based compensation, net of $20,000.

Liquidity and Capital Resources

Our primary capital needs have been to fund working capital requirements, make payments on our Revolver and make principal payments on long-term debt. Our primary source of capital for these purposes has been existing cash, cash provided by operations and borrowings under our Revolver (see “Credit Facilities” below).

Our cash totaled $138,000 as of January 31, 2022, a slight increase compared to $132,000 as of October 31, 2021. The increase in cash for the three months ended January 31, 2022 primarily resulted from net cash provided by financing activities of $2.0 million, partially offset by capital expenditures totaling $73,000 and cash used in operating activities of $1.9 million.

On January 31, 2022, we had working capital of $22.3 million compared to $21.4 million on October 31, 2021. The ratio of current assets to current liabilities as of January 31, 2022 was 4.3 to 1.0 compared to 4.5 to 1.0 as of October 31, 2021. The increase in working capital was primarily due to the increase in inventories of $1.6 million, partially offset by the $650,000 increase in accounts payable and accrued expenses, including accrued compensation and payroll taxes. The decrease in the current ratio was primarily due to the fact that current assets increased $1.5 million, or 5.5%, while current liabilities increased $665,000, or 10.8%.

As of January 31, 2022 and October 31, 2021, we had outstanding loan balances under our Revolver totaling $5.5 million and $3.5 million, respectively. As of January 31, 2022 and October 31, 2021, we had outstanding loan balances, excluding our Revolver, totaling $4.8 million and $4.9 million, respectively.

Net Cash

Net cash used in operating activities was $1.9 million in the first quarter of fiscal year 2022, compared to net cash provided by operations of $525,000 for the first quarter of fiscal year 2021. Net cash used in operating activities during the first quarter of fiscal year 2022 primarily resulted from an increase in inventories totaling $1.6 million, partially offset by certain adjustments to reconcile a net loss of $936,000 to net cash used in operating activities including depreciation and amortization of $286,000 and share-based compensation expense of $124,000. Additionally, the cash flow impact of increases in accounts payable and accrued expenses, including accrued compensation and payroll taxes, of $572,000 further contributed to offset net cash used in operating activities.

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

Net cash used in investing activities totaled $81,000 in the first quarter of fiscal year 2022, compared to $57,000 in the first quarter of fiscal year 2021. Net cash used in investing activities during the first quarter of fiscal years 2022 and 2021 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment.

Net cash provided by financing activities totaled $2.0 million for the first quarter of fiscal year 2022, compared to net cash used in financing activities of $158,000 in the first quarter of fiscal year 2021. Net cash provided by financing activities in the first quarter of fiscal year 2022 resulted primarily from net proceeds on our revolving line of credit totaling $2.1 million, partially offset by principal payments on long-term debt totaling $80,000. Net cash used in financing activities in the first quarter of fiscal year 2021 resulted primarily from net repayments on our revolving line of credit and principal payments on long-term debt.

On July 14, 2015, our Board of Directors approved a plan to purchase and retire up to 400,000 shares of our common stock, or approximately 6.0% of the shares then outstanding (the “Repurchase Plan”). When the Repurchase Plan was approved, we had anticipated that the purchases would be made over a 24- to 36-month period, but there was no definite time period for repurchase or plan expiration.  As of January 31, 2022, we had 398,400 shares remaining to purchase under this Repurchase Plan, and we have made no specific determination whether and over what period these shares may or may not be purchased.  Until future notice, we continue to have no current plans to repurchase and retire our common stock and have suspended the Repurchase Plan.

Credit Facilities

We have credit facilities consisting of a real estate term loan, as amended and restated (the “Virginia Real Estate Loan”), a supplemental real estate term loan, as amended and restated (the “North Carolina Real Estate Loan”) and a Revolving Credit Master Promissory Note and related agreements (collectively, the “Revolver”).

Both the Virginia Real Estate Loan and the North Carolina Real Estate Loan are with Northeast Bank, have a fixed interest rate of 3.95% and are secured by a first lien deed of trust on the Company’s real property.

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

The maximum aggregate principal amount subject to the Revolver is $18.0 million.  Interest accrues on the daily balance at the per annum rate of 1.5% above the Prime Rate in effect from time to time, but not less than 4.75% (the “Applicable Rate”).  In the event of a default, interest may become 6.0% above the Applicable Rate.  As of January 31, 2022, the Revolver accrued interest at the prime lending rate plus 1.5% (resulting in a 4.75% rate at January 31, 2022).  The initial term of the Revolver is three years, with a termination date of July 24, 2023.  After the initial term and unless otherwise terminated, the loan may be extended in one year periods subject to the agreement of SLR.

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

As of January 31, 2022, we had $5.5 million of outstanding borrowings on our Revolver and $2.9 million in available credit.

Capital Expenditures

We did not have any material commitments for capital expenditures as of January 31, 2022. During our 2022 fiscal year budgeting process, we included an estimate for capital expenditures of $1.5 million for the year. We anticipate these expenditures, to the extent made, will be funded out of our working capital, cash provided by operations or borrowings under our Revolver, as appropriate. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Additionally, capital expenditures above $750,000 would require approval from our lender.

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

Seasonality

We typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year, and excluding other volatility, we would normally expect 48% of total net sales to occur during the first half of a fiscal year and 52% of total net sales to occur during the second half of a fiscal year. We believe this historical seasonality pattern is generally indicative of an overall trend and reflective of the buying patterns and budgetary considerations of our customers. However, this pattern may be substantially altered during any quarter or year based on a variety of factors. While we believe seasonality may be a factor that impacts our quarterly net sales results, particularly when excluding the volatility of sales in the wireless carrier market and the volatility of the direct and indirect effects of the COVID-19 pandemic, we are not able to reliably predict the effects of seasonality on net sales because these other factors can also substantially impact our net sales patterns during the year.

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

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2021 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2021 Form 10-K did not change during the period from November 1, 2021 through January 31, 2022.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2022. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2022, and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

4.6

Term Loan B Note in the amount of $5,271,411 by Optical Cable Corporation dated April 26, 2016, for the benefit of Northeast Bank as of July 15, 2021, as successor in interest to Pinnacle Bank (successor by merger with Bank of North Carolina) (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K/A filed May 3, 2016).

PART II.  OTHER INFORMATION

4.7

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

4.10

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

4.11

Loan and Security Agreement dated July 24, 2020 by and among Optical Cable Corporation along with its subsidiaries Applied Optical Systems, Inc., and Centric Solutions LLC, and North Mill Capital LLC (now doing business as SLR Business Credit) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 30, 2020).

PART II.  OTHER INFORMATION

4.12

Revolving Credit Master Promissory Note dated July 24, 2020 by Optical Cable Corporation along with its subsidiaries Applied Optical Systems, Inc., and Centric Solutions LLC in favor of North Mill Capital LLC (now doing business as SLR Business Credit) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 30, 2020).

4.13

Payoff Letter from Pinnacle Bank to North Mill Capital LLC (now doing business as SLR Business Credit) and Optical Cable Corporation (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated July 30, 2020).

4.14

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

PART II.  OTHER INFORMATION

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

10.15*

Form of operational performance (Company financial performance measure) vesting award agreement under the Optical Cable Corporation 2017 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2021 filed December20, 2021).

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

PART II.  OTHER INFORMATION

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at January 31, 2022 and October 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three months ended January 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended January 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2022 and 2021, and (v) Condensed Notes to Condensed Consolidated Financial Statements. FILED HEREWITH.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: March 17, 2022	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: March 17, 2022	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial Officer