Form 10-Q
period 2022-04-30
OPTICAL CABLE CORP
filed 2022-06-13
CIK 1000230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

As of June 8, 2022, 7,894,862 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Six Months Ended April 30, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OPTICAL CABLE CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30,	October 31,
	2022	2021
Assets
Current assets:
Cash	$239,034	$132,249
Trade accounts receivable, net of allowance for doubtful accounts of $79,565 at April 30, 2022 and $61,527 at October 31, 2021	10,551,849	8,376,000
Other receivables	2,182,809	2,204,456
Inventories	18,645,991	16,303,808
Prepaid expenses and other assets	448,951	549,350
Total current assets	32,068,634	27,565,863
Property and equipment, net	7,647,300	7,912,851
Intangible assets, net	634,894	646,860
Other assets, net	1,428,235	1,790,956
Total assets	$41,779,063	$37,916,530
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$331,381	$324,840
Accounts payable and accrued expenses	6,251,534	4,275,880
Accrued compensation and payroll taxes	1,829,941	1,553,771
Income taxes payable	16,911	13,121
Total current liabilities	8,429,767	6,167,612
Note payable, revolver - noncurrent	7,045,197	3,465,908
Long-term debt, excluding current installments	4,361,021	4,528,611
Other noncurrent liabilities	767,894	1,548,446
Total liabilities	20,603,879	15,710,577
Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	-	-
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 7,894,862 shares at April 30, 2022 and 7,897,477 shares at October 31, 2021	14,470,664	14,337,649
Retained earnings	6,704,520	7,868,304
Total shareholders’ equity	21,175,184	22,205,953
Commitments and contingencies
Total liabilities and shareholders’ equity	$41,779,063	$37,916,530

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2022	2021	2022	2021
Net sales	$17,200,578	$15,741,114	$31,640,873	$27,617,687
Cost of goods sold	12,167,132	10,921,898	22,561,575	20,489,081
Gross profit	5,033,446	4,819,216	9,079,298	7,128,606
Selling, general and administrative expenses	5,036,331	4,589,592	9,816,530	8,897,516
Royalty (income) expense, net	6,586	(42,800)	13,544	(49,767)
Amortization of intangible assets	11,540	11,011	23,635	21,905
Income (loss) from operations	(21,011)	261,413	(774,411)	(1,741,048)
Other income (expense), net:
Interest expense, net	(182,531)	(180,980)	(340,791)	(354,963)
Other, net	(29,643)	3,311,342	(41,028)	3,313,970
Other income (expense), net	(212,174)	3,130,362	(381,819)	2,959,007
Income (loss) before income taxes	(233,185)	3,391,775	(1,156,230)	1,217,959
Income tax expense (benefit)	(5,194)	6,616	7,554	(25,720)
Net income (loss)	$(227,991)	$3,385,159	$(1,163,784)	$1,243,679
Net income (loss) per share: Basic and diluted	$(0.03)	$0.45	$(0.16)	$0.17

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Six Months Ended April 30, 2022
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2021	7,897,477	$14,337,649	$7,868,304	$22,205,953
Share-based compensation, net	(47,479)	19,803	—	19,803
Net loss	—	—	(935,793)	(935,793)
Balances at January 31, 2022	7,849,998	$14,357,452	$6,932,511	$21,289,963

Share-based compensation, net	44,864	113,212	—	113,212
Net loss	—	—	(227,991)	(227,991)
Balances at April 30, 2022	7,894,862	$14,470,664	$6,704,520	$21,175,184

	Six Months Ended April 30, 2021
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2020	7,537,087	$14,002,130	$1,257,788	$15,259,918
Share-based compensation, net	(971)	40,605	—	40,605
Net loss	—	—	(2,141,480)	(2,141,480)
Balances at January 31, 2021	7,536,116	$14,042,735	$(883,692)	$13,159,043

Share-based compensation, net	—	101,762	—	101,762
Net income	—	—	3,385,159	3,385,159
Balances at April 30, 2021	7,536,116	$14,144,497	$2,501,467	$16,645,964

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	April 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(1,163,784)	$1,243,679
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	569,257	640,934
Bad debt expense	18,038	4,616
Share-based compensation expense	237,651	142,367
Loss on sale of property and equipment	31,905	3,167
(Increase) decrease in:
Trade accounts receivable	(2,193,887)	(1,080,026)
Other receivables	21,647	(3,443,868)
Inventories	(2,342,183)	267,156
Prepaid expenses and other assets	100,399	107,166
Income taxes refundable	-	25,003
Other assets	193,872	(119,134)
Increase (decrease) in:
Accounts payable and accrued expenses	1,932,023	1,538,457
Accrued compensation and payroll taxes	276,170	329,861
Income taxes payable	3,790	3,724
Other noncurrent liabilities	(712,902)	(55,035)
Net cash used in operating activities	(3,028,004)	(391,933)
Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(100,313)	(90,295)
Investment in intangible assets	(11,669)	(14,640)
Net cash used in investing activities	(111,982)	(104,935)
Cash flows from financing activities:
Payroll taxes withheld and remitted on share-based payments	(104,636)	-
Proceeds from note payable, revolver	33,107,669	27,446,179
Payments on note payable, revolver	(29,528,380)	(26,498,162)
Principal payments on long-term debt	(161,049)	(181,040)
Payments for financing costs	(50,000)	(50,000)
Principal payments on financing lease	(16,833)	-
Net cash provided by financing activities	3,246,771	716,977
Net increase in cash	106,785	220,109
Cash at beginning of period	132,249	140,839
Cash at end of period	$239,034	$360,948

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2022

(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10‑Q and Regulation S‑X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2022 are not necessarily indicative of the results for the fiscal year ending October 31, 2022 because the following items, among other things, may impact those results: direct and indirect impacts of the COVID-19 pandemic including (but not limited to) supply chain and labor constraints impacting production volumes, increased costs and COVID-19 related government and private industry mandates in the areas of the world in which we operate, changes in market conditions, seasonality, inflation and interest rates, changes in technology, competitive conditions, timing of certain projects and purchases by key customers, significant variations in sales resulting from high volatility and timing of large sales orders among a limited number of customers in certain markets, ability of management to execute its business plans, continued ability to maintain and/or secure future debt and/or equity financing to adequately finance ongoing operations; as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2021 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10‑Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2021.

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

(2)	Stock Incentive Plans and Other Share‑Based Compensation

On March 29, 2022, the Company’s shareholders approved the First Amendment (the “First Amendment”) to the Optical Cable Corporation 2017 Stock Incentive Plan (the “2017 Plan”) that was recommended for approval by the Company’s Board of Directors. The First Amendment reserves an additional 350,000 common shares of the Company for issuance under the 2017 Plan. As a result, there were approximately 355,000 shares available for grant under the 2017 Plan as of April 30, 2022 (including the 350,000 new shares added to the 2017 Plan).

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2022

(Unaudited)

Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations for the three months and six months ended April 30, 2022 was $113,212 and $237,651, respectively, and for the three months and six months ended April 30, 2021 was $101,762 and $142,367, respectively. Share-based compensation expense is entirely related to expense recognized in connection with the vesting of restricted stock awards or other stock awards.

Stock Compensation

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

The restricted stock awards granted to employees under the 2017 Plan vest over time if certain operational performance-based criteria are met. Failure to meet the criteria required for vesting will result in a portion or all of the shares being forfeited. During the three months ended April 30, 2022, a restricted stock award for an employee under the 2017 Plan totaling 17,500 shares were approved by the Compensation Committee of the Board of Directors of the Company. All of the restricted shares granted are operational performance-based shares vesting over approximately four years beginning on April 9, 2023 based on the achievement of certain quantitative operational performance goals.

During the three months ended April 30, 2022, OCC also granted restricted stock awards totaling 27,364 shares to non-employee Directors under the 2017 Plan. The shares are subject to a one-year vesting period and are part of the non-employee Directors’ annual compensation for service on the Board of Directors. The Company recorded expense totaling $56,175 and $83,900, respectively, during the three months and six months ended April 30, 2022 and recorded expense totaling $35,917 and $71,834, respectively, during the three months and six months ended April 30, 2021 related to the grants to non-employee Directors.

Restricted stock award activity during the six months ended April 30, 2022 consisted of restricted stock grants totaling 44,864 shares, restricted shares forfeited totaling 25,313 shares and restricted shares withheld for taxes in connection with the vesting of restricted shares totaling 22,166. OCC restricted stock grants provide the participant with the option to surrender shares to pay for withholding tax obligations resulting from any vesting restricted shares, or to pay cash to the Company or taxing authorities in the amount of the withholding taxes owed on the value of any vesting restricted shares in order to avoid surrendering shares.

As of April 30, 2022, the estimated amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will recognize over a 3.5 year weighted-average period is approximately $1.2 million.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2022

(Unaudited)

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the six months ended April 30, 2022 and 2021 follows:

	Six Months Ended
	April 30,
	2022	2021
Balance at beginning of period	$61,527	$524,617
Bad debt expense	18,038	4,616
Balance at end of period	$79,565	$529,233

(4)	Inventories

Inventories as of April 30, 2022 and October 31, 2021 consist of the following:

	April 30,	October 31,
	2022	2021
Finished goods	$3,407,081	$4,211,098
Work in process	4,108,272	4,023,693
Raw materials	10,805,920	7,763,325
Production supplies	324,718	305,692
Total	$18,645,991	$16,303,808

(5)	Product Warranties

As of April 30, 2022 and October 31, 2021, the Company’s accrual for estimated product warranty claims totaled $65,000 and $75,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense for the three months and six months ended April 30, 2022 totaled $15,641 and $23,535, respectively.  Warranty claims expense for the three months and six months ended April 30, 2021 totaled $37,923 and $56,271, respectively.

The following table summarizes the changes in the Company’s accrual for product warranties during the six months ended April 30, 2022 and 2021:

	Six Months Ended
	April 30,
	2022	2021
Balance at beginning of period	$75,000	$85,000
Liabilities accrued for warranties issued during the period	80,092	77,122
Warranty claims and costs paid during the period	(33,535)	(46,271)
Changes in liability for pre-existing warranties during the period	(56,557)	(20,851)
Balance at end of period	$65,000	$95,000

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2022

(Unaudited)

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

Long-term debt as of April 30, 2022 and October 31, 2021 consists of the following:

	April 30,	October 31,
	2022	2021
Virginia Real Estate Loan ($6.5 million original principal) payable in monthly installments of $31,812, including interest (at 3.95%), with final payment of $3,318,029 due May 1, 2024	$3,785,133	$3,899,076
North Carolina Real Estate Loan ($2.24 million original principal) payable in monthly installments of $10,963, including interest (at 3.95%), with final payment of $711,773 due May 1, 2024	907,269	954,375
Total long-term debt	4,692,402	4,853,451
Less current installments	331,381	324,840
Long-term debt, excluding current installments	$4,361,021	$4,528,611

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

The maximum aggregate principal amount subject to the Revolver is $18,000,000. Interest accrues on the daily balance at the per annum rate of 1.5% above the Prime Rate in effect from time to time, but not less than 4.75% (the “Applicable Rate”). In the event of a default, interest may become 6.0% above the Applicable Rate. As of April 30, 2022, the Revolver accrued interest at the prime lending rate plus 1.5% (resulting in a 5.0% rate at April 30, 2022). The initial term of the Revolver is three years, with a termination date of July 24, 2023. After the initial term and unless otherwise terminated, the loan may be extended in one year periods subject to the agreement of SLR.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2022

(Unaudited)

As of April 30, 2022 the Company had $7.0 million of outstanding borrowings on its Revolver and $3.3 million in available credit. As of October 31, 2021, the Company had $3.5 million of outstanding borrowings on its Revolver and $4.4 million in available credit.

(7)	Leases

The Company has an operating lease agreement for approximately 34,000 square feet of office, manufacturing and warehouse space in Plano, Texas (near Dallas). The lease term expires on November 30, 2024.

The Company has an operating lease agreement for approximately 36,000 square feet of warehouse space in Roanoke, Virginia. The lease term expires on April 30, 2023.

The Company also leases certain office equipment under operating leases with initial 60 month terms. The lease terms expire in February and April of 2025.

OCC leases printers that are used in the Roanoke, Virginia manufacturing facility. The lease term expires on August 22, 2026. The right-of-use asset is being amortized on a straight line basis over seven years. When the lease term ends, the remaining net book value of the right-of-use asset will be classified as property and equipment.

The Company’s lease contracts may include options to extend or terminate the leases. The Company exercises judgment to determine the term of those leases when such options are present and include such options in the calculation of the lease term when it is reasonably certain that it will exercise those options.

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

Operating lease right-of-use assets of $847,910 and $1,028,639 were included in other assets at April 30, 2022 and October 31, 2021, respectively. Operating lease liabilities of $400,423 and $525,612 were included in accounts payable and accrued expenses, and other noncurrent liabilities, respectively, at April 30, 2022. Operating lease liabilities of $385,463 and $729,753 were included in accounts payable and accrued expenses, and other noncurrent liabilities, respectively, at October 31, 2021. Operating lease expense recognized during the three months and six months ended April 30, 2022 totaled $103,333 and $206,667, respectively. Operating lease expense recognized during the three months and six months ended April 30, 2021 totaled $100,203 and $200,568, respectively.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2022

(Unaudited)

The weighted average remaining lease term was 29.7 months and the weighted average discount rate was 5.0% as of April 30, 2022.

For the three months and six months ended April 30, 2022, cash paid for operating lease liabilities totaled $107,835 and $215,119, respectively. For the three months and six months ended April 30, 2021, cash paid for operating lease liabilities totaled $97,674 and $194,974, respectively.

For the six months ended April 30, 2022, there were no right-of-use assets obtained in exchange for new operating lease liabilities. For the six months ended April 30, 2021, right-of-use assets obtained in exchange for new operating lease liabilities totaled $208,390.

Financing lease right-of-use assets of $185,588 and $200,337 were included in other assets at April 30, 2022 and October 31, 2021, respectively. Financing lease liabilities of $34,887 and $148,984 were included in accounts payable and accrued expenses and other noncurrent liabilities, respectively, at April 30, 2022. Financing lease liabilities of $34,071 and $166,634 were included in accounts payable and accrued expenses, and other noncurrent liabilities, respectively, at October 31, 2021. Interest expense related to the financing lease totaled $2,251 and $4,601, respectively, for the three months and six months ended April 30, 2022. Amortization expense related to the financing lease totaled $7,374 and $14,749 for the three months and six months ended April 30, 2022, respectively.

The remaining lease term for the financing lease is 52 months and the discount rate is 4.75% as of April 30, 2022.

For the three months ended April 30, 2022, cash paid for the financing lease liability totaled $2,251 for interest and $8,466 for principal. For the six months ended April 30, 2022, cash paid for the financing lease liability totaled $4,601 for interest and $16,833 for principal.

The Company’s future payments due under leases reconciled to the lease liabilities are as follows:

Fiscal Year	Operating leases	Finance lease
2022 (1)	$217,366	$21,434
2023	382,716	42,868
2024	331,438	42,868
2025	55,023	42,868
2026	-	55,715
Total undiscounted lease payments	986,543	205,753
Present value discount	(60,508)	(21,882)
Total lease liability	$926,035	$183,871

(1) Remaining six months of fiscal year 2022

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2022

(Unaudited)

(8)	Fair Value Measurements

The carrying amounts reported in the condensed consolidated balance sheets as of April 30, 2022 and October 31, 2021 for cash, trade accounts receivable, other receivables, note payable, and accounts payable and accrued expenses, including accrued compensation and payroll taxes, approximate fair value because of the short maturity of these instruments. The carrying values of the Company’s note payable, revolver – noncurrent, and long-term debt approximate fair value based on similar long-term debt issues available to the Company as of April 30, 2022 and October 31, 2021. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

	Three months ended		Six months ended
	April 30,		April 30,
	2022	2021	2022	2021
Net income (loss) (numerator)	$(227,991)	$3,385,159	$(1,163,784)	$1,243,679
Shares (denominator)	7,487,337	7,536,116	7,464,862	7,536,121
Basic and diluted net income (loss) per share	$(0.03)	$0.45	$(0.16)	$0.17

Weighted average unvested shares for the three months and six months ended April 30, 2022 totaling 373,751 and 403,114, respectively, while issued and outstanding, were not included in the computation of basic and diluted net loss per share for the three months and six months ended April 30, 2022 (because to include such shares would have been antidilutive, or in other words, to do so would have reduced the net loss per share for those periods).

(10)	Segment Information and Business and Credit Concentrations

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not‑for‑profit organizations. Concentration of credit risk with respect to trade receivables is normally limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of April 30, 2022 have been adequately provided for in the condensed consolidated financial statements. The Company includes all entities under common ownership for the purpose of calculating business concentrations.

For the three months and six months ended April 30, 2022, 17.0% and 17.1%, respectively, of consolidated net sales were attributable to one national distributor customer. For the three months and six months ended April 30, 2021, 16.6% and 19.5%, respectively, of consolidated net sales were attributable to one national distributor customer.

The Company has a single reportable segment for purposes of segment reporting.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2022

(Unaudited)

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

The Company recognizes revenue at the point in time when products are shipped or delivered from its manufacturing facility to its customer, in accordance with the agreed upon shipping terms.  Since the Company typically invoices the customer at the same time that performance obligations are satisfied, no contract assets are recognized. The Company’s contract liability represents advance consideration received from customers prior to transfer of the product.  This liability was $221,194 as of April 30, 2022 and $308,406 as of October 31, 2021.

Sales to certain customers are made pursuant to agreements that provide price adjustments and limited return rights with respect to the Company’s products.  The Company maintains a reserve for estimated future price adjustment claims, rebates and returns as a refund liability. The Company’s refund liability was $128,343 as of April 30, 2022 and $159,125 as of October 31, 2021.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2022

(Unaudited)

Disaggregation of Revenue

The following table presents net sales attributable to the United States and all other countries in total for the three months and six months ended April 30, 2022 and 2021:

	Three months ended		Six months ended
	April 30,		April 30,
	2022	2021	2022	2021
United States	$14,792,289	$12,381,735	$26,936,668	$22,085,345
Outside the United States	2,408,289	3,359,379	4,704,205	5,532,342
Total net sales	$17,200,578	$15,741,114	$31,640,873	$27,617,687

(12)	Employee Retention Tax Credit

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

OCC is an eligible small employer under the gross receipts decline test when comparing the first calendar quarter of 2021 to the same quarter in calendar year 2019, which qualified the Company to claim ERTC in both the first and second calendar quarters of 2021 under the amended ERTC program. The Company qualified for a refundable payroll tax credit totaling $3,375,815 during its second fiscal quarter and $964,550 during its third fiscal quarter of 2021 for a total of $4,340,365. There is $2,162,391 of the ERTC remaining in other receivables on the Company’s condensed consolidated balance sheet as of April 30, 2022. Subsequent to April 30, 2022, the remaining ERTC receivable was received by the Company.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2022

(Unaudited)

In response to the changing dynamics of the COVID-19 pandemic and endemic, the Company continues to focus on employee well-being so it closely monitors the Centers for Disease Control and Prevention recommendations and community levels for each of its facilities in order to react quickly with appropriate safety protocols such as increased masking and/or social distancing as warranted.

The extent to which the COVID-19 pandemic will directly and indirectly affect the Company in the future will depend on ongoing developments, which are highly uncertain and cannot be reasonably predicted, including, but not limited to, the duration and severity of future outbreaks; the timing and extent of the imposition or easing of restrictions on businesses and individuals in various markets; the impact on product demand in certain of the Company’s markets; the potential for a resurgence of the virus (including its variant strains); supply chain and labor constraints impacting production volumes and costs directly or indirectly resulting from the pandemic and after effects of the pandemic; as well as a variety of other unknowable factors. The longer the various direct and indirect impacts of COVID-19 persist, the greater the potential negative financial effects on the Company.

(14)	New Accounting Standards Not Yet Adopted

There are no new accounting standards issued, but not yet adopted by the Company, which are expected to materially impact the Company’s financial position, operating results or financial statement disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to known and unknown variables, uncertainties, contingencies and risks that may cause actual events or results to differ materially from our expectations. Such known and unknown variables, uncertainties, contingencies and risks (collectively, “factors”) may also adversely affect Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”), the Company’s future results of operations and future financial condition, and/or the future equity value of the Company. Factors that could cause or contribute to such differences from our expectations or that could adversely affect the Company include, but are not limited to: the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate and/or government spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber, copper, gold and other precious metals, plastics and other materials); fluctuations in transportation costs; our dependence on customized equipment for the manufacture of certain of our products in certain production facilities; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing in one or more of the markets in which we participate, including the impact of increased competition; our dependence on a limited number of suppliers for certain product components; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in any litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in any regulatory reviews and audits and potential regulatory reviews and audits; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences for competing technologies relative to our product offering; economic conditions that affect the telecommunications sector, the data communications sector, certain technology sectors and/or certain industry market sectors (for example, mining, oil & gas, military, and wireless carrier industry market sectors); economic conditions that affect U.S.-based manufacturers; economic conditions or changes in relative currency strengths (for example, the strengthening of the U.S. dollar relative to certain foreign currencies) and import and/or export tariffs imposed by the U.S. and other countries that affect certain geographic markets, industry market sector, and/or the economy as a whole; inflation and the ability to recover cost increases; changes in demand for our products from certain competitors for which we provide private label connectivity products; changes in the mix of products sold during any given period (due to, among other things, seasonality or varying strength or weaknesses in particular markets in which we participate) which may impact gross profits and gross profit margins or net sales; variations in orders and production volumes of hybrid cables (fiber and copper) with high copper content, which tend to have lower gross profit margins; significant variations in sales resulting from: (i) high volatility within various geographic markets, within targeted markets and industries, for certain types of products, and/or with certain customers (whether related to the market generally or to specific customers’ business in particular), (ii) timing of large sales orders, and (iii) high sales concentration among a limited number of customers in certain markets, particularly the wireless carrier market; terrorist attacks or acts of war, any current or potential future military conflicts, and acts of civil unrest; cold wars and economic sanctions as a result of these activities; changes in the level of spending by the United States government, including, but not limited to military spending; ability to recruit and retain key personnel; poor labor relations; increasing labor costs; delays, extended lead times and/or changes in availability of needed raw materials, equipment and/or supplies; shipping and other logistics challenges; impact of inflation or hyperinflation on costs, including raw materials and labor, and ability to pass along any increased costs to customers; impact of rising interest rates increasing the cost of capital; impact of cybersecurity risks and incidents and the related actual or potential costs and consequences of such risks and incidents, including costs to limit such risks; the impact of data privacy laws and the General Data Protection Regulation and the related actual or potential costs and consequences; the impact of changes in accounting policies and related costs of compliance, including changes by the Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board (“PCAOB”), the Financial Accounting Standards Board (“FASB”), and/or the International Accounting Standards Board (“IASB”); our ability to continue to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; the impact of changes and potential changes in federal laws and regulations adversely affecting our business and/or which result in increases in our direct and indirect costs, including our direct and indirect costs of compliance with such laws and regulations; rising healthcare costs; impact of new or changed government laws and regulations on healthcare costs; the impact of changes in state or federal tax laws and regulations increasing our costs and/or impacting the net return to investors owning our shares; any changes in the status of our compliance with covenants with our lenders; our continued ability to maintain and/or secure future debt financing and/or equity financing to adequately finance our ongoing operations; changes in interest rates; the impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, making investments in or with, and/or acquiring parties that compete with and/or have conflicts with our customers; voluntary or involuntary delisting of the Company’s common stock from any exchange on which it is traded; the deregistration by the Company from SEC reporting requirements as a result of the small number of holders of the Company’s common stock; adverse reactions by customers, vendors or other service providers to unsolicited proposals regarding the ownership or management of the Company; the additional costs of considering, responding to and possibly defending our position on unsolicited proposals regarding the ownership or management of the Company; direct and indirect impacts of weather, natural disasters and/or epidemic, pandemic or endemic diseases (such as COVID-19) in the areas of the world in which we operate, market our products and/or acquire raw materials including impacts on supply chains, labor constraints impacting our production volumes and costs; any present or future government mandates, travel restrictions, shutdowns or other regulations regarding any epidemic, pandemic or endemic diseases; an increase in the number of shares of the Company’s common stock issued and outstanding; economic downturns generally and/or in one or more of the markets in which we operate; changes in market demand, exchange rates, productivity, market dynamics, market confidence, macroeconomic and/or other economic conditions in the areas of the world in which we operate and market our products; and our success in managing the risks involved in the foregoing.

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

Overview of COVID-19 Effects

The direct and indirect effects of the COVID-19 pandemic have materially adversely impacted global economic conditions. Although there has been a trend in increasing availability of COVID-19 vaccines, as well as an easing of restrictions on social, business, travel and government activities and functions, there continue to be uncertainties regarding the future direct and indirect impacts of the COVID-19 pandemic.  These uncertainties include, but are not limited to, potential fluctuations in infection rates, changes in federal, state and local government regulations, supply chain disruptions, labor availability challenges, increased costs, and economic contractions in various markets.

During the second quarter of fiscal year 2022, OCC continued to see its sales, production volume, and sales order backlog/forward load increase.  Sales order backlog/forward load continues to be higher than typical levels and product demand is robust.  At the same time, we continue to experience supply chain challenges (including availability of materials, increased lead times, and increased costs) for certain raw materials.  While recently improving, we also continue to experience challenges recruiting additional personnel.  These challenges have resulted in longer lead times for certain products as sales order backlog/forward load has grown, and has impacted shipped product volumes and sales.  The OCC team has taken steps to successfully mitigate (to a certain extent) the impacts of these challenges; however, at this time we believe these challenges will continue.

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

We continue to see positive indicators of future strengthening in many of our markets. We also continue to see increases in our sales order backlog/forward load and drawdowns of finished goods inventories to fill incoming orders. We believe that we will continue to benefit from improvement in our markets during the remainder of fiscal year 2022; however, we cannot fully anticipate or reasonably estimate the continuing direct and indirect impacts of the pandemic on our various markets and customers, including impacts from emerging variants of COVID-19 in our various markets.

The extent to which the COVID-19 pandemic will directly and indirectly affect OCC in the future will depend on ongoing developments, which are subject to uncertainty, including, but not limited to: supply chain and labor constraints impacting our production volumes and costs; the continued recovery of certain of OCC’s markets; any resurgence of the virus (including its variant strains); the degree of immunity provided by any current or future vaccines and boosters; any government mandates, travel restrictions, shutdowns or other regulations related to COVID-19 impacting the markets in which we operate, market our products and/or acquire materials; as well as a variety of other unknowable factors. We cannot fully anticipate or reasonably estimate all the ways in which the current global health crisis and its direct and indirect effects could adversely impact our business in the future.

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

Summary of Company Performance for Second Quarter of Fiscal Year 2022

●

Consolidated net sales for the second quarter of fiscal year 2022 increased 9.3% to $17.2 million, compared to $15.7 million for the same period last year. Sequentially, net sales increased 19.1% in the second quarter of fiscal year 2022, compared to net sales of $14.4 million for the first quarter of fiscal year 2022.

●	Sales order backlog/forward load continues to be higher than typical levels and product demand is robust. Supply chain and labor constraints are impacting production volumes and costs.

●

Gross profit increased 4.4% to $5.0 million in the second quarter of fiscal year 2022, compared to $4.8 million for the second quarter of fiscal year 2021. Sequentially, gross profit increased 24.4% in the second quarter of fiscal year 2022, compared to gross profit of $4.0 million for the first quarter of fiscal year 2022.

●	Gross profit margin (gross profit as a percentage of net sales) was 29.3% during the second quarter of fiscal year 2022, compared to 30.6% for the second quarter of fiscal year 2021.

●	SG&A expenses increased to $5.0 million during the second quarter of fiscal year 2022 compared to $4.6 million during the second quarter of fiscal year 2021.

●

Net loss was $228,000, or $0.03 per share, during the second quarter of fiscal year 2022, compared to net income of $3.4 million, or $0.45 per share, for the comparable period last year with a $3.4 million Employee Retention Tax Credit (“ERTC”) reflected as income in the second quarter of fiscal year 2021.

●	As of April 30, 2022, we had $2.2 million in ERTC still to be refunded. We received the full amount of the ERTC receivable in May 2022.

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

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended			Six Months Ended
	April 30,		Percent	April 30,		Percent
	2022	2021	Change	2022	2021	Change
Net sales	$17,201,000	$15,741,000	9.3%	$31,641,000	$27,618,000	14.6%
Gross profit	5,033,000	4,819,000	4.4%	9,079,000	7,129,000	27.4%
SG&A expenses	5,036,000	4,590,000	9.7%	9,817,000	8,898,000	10.3%
Net income (loss)	(228,000)	3,385,000	(106.7)%	(1,164,000)	1,244,000	(193.6)%

Three Months Ended April 30, 2022 and 2021

Net Sales

Consolidated net sales for the second quarter of fiscal year 2022 increased 9.3% to $17.2 million, compared to net sales of $15.7 million for the same period last year. We experienced an increase in net sales in both our enterprise and specialty markets, including the wireless carrier market, in the second quarter of fiscal year 2022, compared to the same period last year. Net sales to customers in the United States increased 19.5%, while net sales to customers outside of the United States decreased 28.3% in the second quarter of fiscal year 2022, compared to the same period last year. We can experience fluctuations in sales from quarter to quarter in the various markets in which we operate for various reasons.  The decrease in net sales to customers outside of the United States during the second quarter of fiscal year 2022 compared to the same period last year was the result of certain specific larger projects for end-users outside of the United States being sold to customers in the United States for value-added processing during the second quarter.

Sequentially, consolidated net sales increased 19.1% for the second quarter of fiscal year 2022, compared to net sales of $14.4 million for the first quarter of fiscal year 2022.

Our sales order backlog/forward load continues to be higher than typical levels and product demand is robust with demand for our products increasing during the second quarter of fiscal year 2022.

Production volumes were tempered (which impacted net sales) during the second quarter of fiscal year 2022 by supply chain and labor constraints. At this time, we believe labor constraints are beginning to show signs of easing as we enter the third quarter of fiscal year 2022.

We believe continuing direct and indirect impacts of the COVID-19 pandemic have created challenges that are hampering production volumes and sales despite increasing demand. These include supply chain challenges (availability, increased lead times and increased costs) for certain raw materials, challenges recruiting additional personnel to increase production volumes, and other cost increases. We believe we have taken appropriate actions to mitigate the impact of these challenges, as well as necessarily implemented prospective price increases on new sales orders for many of our products. We also believe that we will continue to see a trend of improving demand for our products. To the extent the direct and indirect impacts of the COVID-19 pandemic on our customers, suppliers, workforce and end-users decline, we expect net sales to further increase.

We are continuing to see some positive indicators of future strengthening in our markets and believe we will continue to benefit from improvement in our markets during the remaining six months of fiscal year 2022; however, such anticipated improvements could be negatively impacted by direct and indirect impacts of the COVID-19 pandemic and macroeconomic and geopolitical risks.

Gross Profit

Our gross profit was $5.0 million in the second quarter of fiscal year 2022, an increase of 4.4% compared to gross profit of $4.8 million in the second quarter of fiscal year 2021. Sequentially, gross profit increased 24.4% in the second quarter of fiscal year 2022, compared to gross profit of $4.0 million for the first quarter of fiscal year 2022.

Gross profit margin, or gross profit as a percentage of net sales, was 29.3% in the second quarter of fiscal year 2022 compared to 30.6% in the second quarter of fiscal year 2021.

The lower gross profit margin in the second quarter of fiscal year 2022 when compared to the same period last year was primarily due to the impact of rapid inflation causing increases in costs of raw materials for sales orders accepted prior to raw material cost increases.

Our gross profit margins tend to be higher when we achieve higher net sales levels due to our operating leverage as certain fixed manufacturing costs are spread over higher sales, which we believe partially offset the impact of raw material cost increases during the second quarter of fiscal year 2022. Our gross profit margin percentages are also heavily dependent upon product mix on a quarterly basis and may vary based on changes in product mix.

Selling, General, and Administrative Expenses

SG&A expenses increased to $5.0 million during the second quarter of fiscal year 2022, compared to $4.6 million for the same period last year. SG&A expenses as a percentage of net sales were 29.3% in the second quarter of fiscal year 2022, compared to 29.2% in the second quarter of fiscal year 2021.

The increase in SG&A expenses during the second quarter of fiscal year 2022 compared to the same period last year was primarily the result of increases in employee and contracted sales personnel related costs totaling $229,000. Included in employee and contracted sales personnel related costs are compensation costs which increased primarily due to commissions which increased due to the increase in commissionable sales during the second quarter of fiscal year 2022, new hires (net of terminations), and increases in compensation expense (including increases in response to changing labor market conditions), when compared to the second quarter of fiscal year 2021.

Also contributing to the increase in SG&A expenses during the second quarter of fiscal year 2022 were increases in travel expenses, increases in shipping costs, and increases in marketing expenses. Both travel and marketing expenses increased due to the resumption of business travel during the second quarter of fiscal year 2022 post-COVID-19 restrictions, when compared to the same period last year.

Royalty Income (Expense), Net

We recognized royalty expense, net of royalty income, totaling $7,000 during the second quarter of fiscal year 2022 compared to royalty income, net of royalty and related expenses totaling $43,000 during the second quarter of fiscal year 2021. Royalty expense and/or income may fluctuate based on sales of related licensed products and estimates of amounts for non-licensed product sales, if any.

Amortization of Intangible Assets

We recognized $12,000 of amortization expense, associated with intangible assets, during the second quarter of fiscal year 2022, compared to $11,000 during the second quarter of fiscal year 2021.

Other Income (Expense), Net

We recognized other expense, net in the second quarter of fiscal year 2022 of $212,000, compared to other income, net of $3.1 million in the second quarter of fiscal year 2021. Other expense, net for the fiscal quarter ended April 30, 2022 is comprised primarily of interest expense together with other miscellaneous items. The change in other expense, net during the second quarter of fiscal year 2022 was primarily due to the ERTC recognized as other income in the second quarter of fiscal year 2021. During the second quarter of fiscal year 2021, we qualified for a refundable payroll tax credit totaling $3.4 million that did not recur in the second quarter of fiscal year 2022.

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

Income (Loss) Before Income Taxes

We reported a loss before income taxes of $233,000 for the second quarter of fiscal year 2022, compared to income before income taxes of $3.4 million for the second quarter of fiscal year 2021. The change was primarily due to the ERTC of $3.4 million recognized during the second quarter of fiscal year 2021 that did not recur in the second quarter of fiscal year 2022, and the increase in SG&A expenses of $447,000, partially offset by the increase in gross profit of $214,000.

Income Tax Expense (Benefit)

Income tax benefit totaled $5,000 in the second quarter of fiscal year 2022, compared to income tax expense of $7,000 in the second quarter of fiscal year 2021. Our effective tax rate was 2.2% for the second quarter of fiscal year 2022 and less than one percent for the second quarter of fiscal year 2021.

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

We previously established a valuation allowance against all of our net deferred tax assets. As a result of establishing a full valuation allowance against our net deferred tax assets, if we generate sufficient taxable income in subsequent periods to realize a portion or all of our net deferred tax assets, our effective income tax rate could be unusually low due to the tax benefit attributable to the necessary decrease in our valuation allowance. Further, if we generate losses before taxes in subsequent periods, our effective income tax rate could also be unusually low as any increase in our net deferred tax asset from such a net operating loss for tax purposes would be offset by a corresponding increase to our valuation allowance against our net deferred tax assets.

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

Net Loss

Net loss for the second quarter of fiscal year 2022 was $228,000 compared to net income $3.4 million for the second quarter of fiscal year 2021. This change was primarily due to the decrease in income before income taxes of $3.6 million.

Six Months Ended April 30, 2022 and 2021

Net Sales

Consolidated net sales for the first half of fiscal year 2022 were $31.6 million, an increase of 14.6% compared to net sales of $27.6 million for the same period last year. We experienced increases in net sales in both our enterprise and specialty markets, including the wireless carrier market, in the first half of fiscal year 2022, compared to the same period last year. Net sales to customers in the United States increased 22.0%, while net sales to customers outside of the United States decreased 15.0% in the first half of fiscal year 2022, compared to the same period last year. We can experience fluctuations in sales from quarter to quarter in the various markets in which we operate for various reasons.  The decrease in net sales to customers outside of the United States during the first half of fiscal year 2022 compared to the same period last year was the result of certain specific larger projects for end-users outside of the United States being sold to customers in the United States for value-added processing during the second quarter of fiscal year 2022.  Net sales to customers outside of the United States increased 5.7% in the first quarter of fiscal year 2022, compared to the same period last year.

As demand for our products continued to increase during the first half of fiscal year 2022, our sales order backlog/forward load also continued to increase to higher than typical levels.

Production volumes were tempered (which impacted net sales) during the first half of fiscal year 2022 by supply chain and labor constraints. At this time, we believe labor constraints are beginning to show signs of easing as we enter the third quarter of fiscal year 2022.

We believe continuing direct and indirect impacts of the COVID-19 pandemic have created challenges that are hampering production volumes and sales despite increasing demand. These include supply chain challenges (availability, increased lead times and increased costs) for certain raw materials, challenges recruiting additional personnel to increase production volumes, and other cost increases. We believe we have taken appropriate actions to mitigate the impact of these challenges, as well as necessarily implemented prospective price increase on new sales orders for many of our products. We also believe that we will continue to see a trend of improving demand for our products. To the extent the direct and indirect impacts of the COVID-19 pandemic on our customers, suppliers, workforce and end-users decline, we expect net sales to further increase.

We are continuing to see some positive indicators of future strengthening in our markets and believe we will continue to benefit from improvement in our markets during the remaining six months of fiscal year 2022; however, such anticipated improvements could be negatively impacted by direct and indirect impacts of the COVID-19 pandemic and macroeconomic and geopolitical risks.

Gross Profit

Our gross profit was $9.1 million in the first half of fiscal year 2022, an increase of 27.4% compared to gross profit of $7.1 million in the first half of fiscal year 2021. Gross profit margin increased to 28.7% in the first half of fiscal year 2022 compared to 25.8% in the first half of fiscal year 2021.

Our gross profit margins tend to be higher when we achieve higher net sales levels due to our operating leverage, as certain fixed manufacturing costs are spread over higher sales. This operating leverage positively impacted our gross profit margin during the first half of fiscal year 2022, particularly during the first quarter of fiscal year 2022. This positive impact during the first quarter of fiscal year 2022 was partially offset by the impact of increasing costs of raw materials created by rapidly occurring inflation during the second quarter for sales orders accepted prior to raw material cost increases. Additionally, actions that we took in fiscal years 2020 and 2019 contributed to the increase in our gross profit margin in the first half of fiscal year 2022, resulting in an improved gross profit margin when compared to the first half of fiscal year 2021. Our gross profit margin percentages are also heavily dependent upon product mix on a quarterly basis and may vary based on changes in product mix from quarter to quarter.

Selling, General, and Administrative Expenses

SG&A expenses increased 10.3% to $9.8 million during the first half of fiscal year 2022, compared to $8.9 million for the same period last year. SG&A expenses as a percentage of net sales were 31.0% in the first half of fiscal year 2022, compared to 32.2% in the first half of fiscal year 2021.

The increase in SG&A expenses during the first half of fiscal year 2022 compared to the same period last year was primarily the result of increases in employee and contracted sales personnel related costs totaling $537,000. Included in employee and contracted sales personnel related costs are compensation costs which increased primarily due to commissions which increased due to the increase in commissionable sales during the first half of fiscal year 2022, new hires (net of terminations), increases in compensation expense (including increases in response to changing labor market conditions), accrued payroll taxes, and share-based compensation expense which increased due to the vesting of operational performance-based restricted stock during the first half of fiscal year 2022, all when compared to the first half of fiscal year 2021.

Also contributing to the increase in SG&A expenses during the first half of fiscal year 2022 were increases in travel expenses, increases in shipping costs, and increases in marketing expenses. Both travel and marketing expenses increased due to the resumption of business travel during the first half of fiscal year 2022 post-COVID-19 restrictions, when compared to the same period last year.

Royalty Income (Expense), Net

We recognized royalty expense, net of royalty income, totaling $14,000 during the first half of fiscal year 2022 compared to royalty income, net of royalty and related expenses, of $50,000 during the first half of fiscal year 2021. Royalty income and/or expense may fluctuate based on sales of related licensed products and estimates of amounts for non-licensed product sales, if any.

Amortization of Intangible Assets

We recognized $24,000 of amortization expense, associated with intangible assets, during the first half of fiscal year 2022, compared to $22,000 during the first half of fiscal year 2021.

Other Income (Expense), Net

We recognized other expense, net in the first half of fiscal year 2022 of $382,000, compared to other income, net of $3.0 million in the first half of fiscal year 2021. Other expense, net for the first half of fiscal year 2022 is comprised primarily of interest expense together with other miscellaneous items. The change in other expense, net during the first half of fiscal year 2022 compared to the same period last year was primarily due to the ERTC recognized as other income in the first half of fiscal year 2021. During the first half of fiscal year 2021, we qualified for a refundable payroll tax credit totaling $3.4 million.

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

Income (Loss) Before Income Taxes

We reported a loss before income taxes of $1.2 million for the first half of fiscal year 2022, compared to income before income taxes of $1.2 million for the first half of fiscal year 2021. The change was primarily due to the ERTC of $3.4 million recognized during the first half of fiscal year 2021, but did not recur in the first half of fiscal year 2022, and the increase in SG&A expenses of $919,000, partially offset by the increase in gross profit of $2.0 million.

Income Tax Expense (Benefit)

Income tax expense totaled $8,000 in the first half of fiscal year 2022, compared to income tax benefit of $26,000 in the first half of fiscal year 2021. Our effective tax rate was less than negative one percent for the first half of fiscal year 2022 and negative 2.1% for the first half of fiscal year 2021.

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

We previously established a valuation allowance against all of our net deferred tax assets. As a result of establishing a full valuation allowance against our net deferred tax assets, if we generate sufficient taxable income in subsequent periods to realize a portion or all of our net deferred tax assets, our effective income tax rate could be unusually low due to the tax benefit attributable to the necessary decrease in our valuation allowance. Further, if we generate losses before taxes in subsequent periods, our effective income tax rate could also be unusually low as any increase in our net deferred tax asset from such a net operating loss for tax purposes would be offset by a corresponding increase to our valuation allowance against our net deferred tax assets.

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

Net Income (Loss)

Net loss for the first half of fiscal year 2022 was $1.2 million compared to net income of $1.2 million for the first half of fiscal year 2021. This change was primarily due to the decrease in income before income taxes of $2.4 million.

Financial Condition

Total assets increased $3.9 million, or 10.2%, to $41.8 million at April 30, 2022, from $37.9 million at October 31, 2021. This increase was primarily due to a $2.3 million increase in inventories largely as the result of the timing of certain raw material purchases and a $2.2 million increase in trade accounts receivable, net, resulting from the increase in net sales in the second quarter of fiscal year 2022 when compared to the fourth quarter of fiscal year 2021.

Total liabilities increased $4.9 million, or 31.1%, to $20.6 million at April 30, 2022, from $15.7 million at October 31, 2021. The increase in total liabilities was primarily due to net borrowings on our Revolver totaling $3.6 million and an increase in accounts payable and accrued expenses totaling $2.0 million primarily resulting from the timing of raw material purchases and certain vendor payments.

Total shareholders’ equity at April 30, 2022 decreased $1.0 million in the first half of fiscal year 2022. The decrease resulted from a net loss of $1.2 million, partially offset by share-based compensation, net of $133,000.

Liquidity and Capital Resources

Our primary capital needs have been to fund working capital requirements, make payments on our Revolver and make principal payments on long-term debt. Our primary source of capital for these purposes has been existing cash, cash provided by operations and borrowings under our Revolver (see “Credit Facilities” below).

Our cash totaled $239,000 as of April 30, 2022, an increase of $107,000 compared to $132,000 as of October 31, 2021. The increase in cash for the six months ended April 30, 2022 primarily resulted from net cash provided by financing activities of $3.2 million, partially offset by capital expenditures totaling $100,000 and cash used in operating activities of $3.0 million.

On April 30, 2022, we had working capital of $23.6 million compared to $21.4 million on October 31, 2021. The ratio of current assets to current liabilities as of April 30, 2022 was 3.8 to 1.0 compared to 4.5 to 1.0 as of October 31, 2021. The increase in working capital was primarily due to the increase in inventories of $2.3 million and the increase in trade accounts receivable, net of $2.2 million, partially offset by the $2.0 million increase in accounts payable and accrued expenses. The decrease in the current ratio was primarily due to the fact that current assets increased $4.5 million, or 16.3%, while current liabilities increased $2.3 million, or 36.7%.

As of April 30, 2022 and October 31, 2021, we had outstanding loan balances under our Revolver totaling $7.0 million and $3.5 million, respectively. As of April 30, 2022 and October 31, 2021, we had outstanding loan balances, excluding our Revolver, totaling $4.7 million and $4.9 million, respectively.

Net Cash

Net cash used in operating activities was $3.0 million in the first half of fiscal year 2022, compared to $392,000 for the first half of fiscal year 2021. Net cash used in operating activities during the first half of fiscal year 2022 primarily resulted from an increase in inventories totaling $2.3 million and the cash flow impact of increases in trade accounts receivable, net totaling $2.2 million, partially offset by certain adjustments to reconcile a net loss of $1.2 million to net cash used in operating activities including depreciation and amortization of $569,000 and share-based compensation expense of $238,000. Additionally, the cash flow impact of increases in accounts payable and accrued expenses of $1.9 million further contributed to offset net cash used in operating activities.

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

Net cash used in investing activities totaled $112,000 in the first half of fiscal year 2022, compared to $105,000 in the first half of fiscal year 2021. Net cash used in investing activities during the first half of fiscal years 2022 and 2021 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment.

Net cash provided by financing activities totaled $3.2 million for the first half of fiscal year 2022, compared to $717,000 in the first half of fiscal year 2021. Net cash provided by financing activities in the first half of fiscal year 2022 resulted primarily from net proceeds on our revolving line of credit totaling $3.6 million, partially offset by principal payments on long-term debt totaling $161,000. Net cash provided by financing activities in the first half of fiscal year 2021 resulted primarily from net proceeds on our revolving line of credit totaling $948,000, partially offset by principal payments on long-term debt totaling $181,000.

On July 14, 2015, our Board of Directors approved a plan to purchase and retire up to 400,000 shares of our common stock, or approximately 6.0% of the shares then outstanding (the “Repurchase Plan”). When the Repurchase Plan was approved, we had anticipated that the purchases would be made over a 24- to 36-month period, but there was no definite time period for repurchase or plan expiration. As of April 30, 2022, we had 398,400 shares remaining to purchase under this Repurchase Plan, and we have made no specific determination whether and over what period these shares may or may not be purchased. Until future notice, we continue to have no current plans to repurchase and retire our common stock and have suspended the Repurchase Plan.

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

The maximum aggregate principal amount subject to the Revolver is $18.0 million. Interest accrues on the daily balance at the per annum rate of 1.5% above the Prime Rate in effect from time to time, but not less than 4.75% (the “Applicable Rate”). In the event of a default, interest may become 6.0% above the Applicable Rate. As of April 30, 2022, the Revolver accrued interest at the prime lending rate plus 1.5% (resulting in a 5.0% rate at April 30, 2022). The initial term of the Revolver is three years, with a termination date of July 24, 2023. After the initial term and unless otherwise terminated, the loan may be extended in one year periods subject to the agreement of SLR.

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

As of April 30, 2022, we had $7.0 million of outstanding borrowings on our Revolver and $3.3 million in available credit.

Capital Expenditures

We did not have any material commitments for capital expenditures as of April 30, 2022. During our 2022 fiscal year budgeting process, we included an estimate for capital expenditures of $1.5 million for the year. We anticipate these expenditures, to the extent made, will be funded out of our working capital, cash provided by operations or borrowings under our Revolver, as appropriate. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Additionally, capital expenditures above $750,000 would require approval from our lender.

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

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2021 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2021 Form 10-K did not change during the period from November 1, 2021 through April 30, 2022.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2022. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2022, and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II.  OTHER INFORMATION

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 30, 2022 and October 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three months and six months ended April 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Shareholders’ Equity for the three months and six months ended April 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the three months and six months ended April 30, 2022 and 2021, and (v) Condensed Notes to Condensed Consolidated Financial Statements. FILED HEREWITH.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: June 13, 2022	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: June 13, 2022	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and
Chief Financial Officer