Form 10-Q
period 2022-07-31
OPTICAL CABLE CORP
filed 2022-09-12
CIK 1000230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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

As of September 7, 2022, 7,893,194 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Nine Months Ended July 31, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OPTICAL CABLE CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31,	October 31,
	2022	2021
Assets
Current assets:
Cash	$192,294	$132,249
Trade accounts receivable, net of allowance for doubtful accounts of $99,590 at July 31, 2022 and $61,527 at October 31, 2021	10,153,808	8,376,000
Other receivables	19,461	2,204,456
Inventories	18,687,305	16,303,808
Prepaid expenses and other assets	348,144	549,350
Total current assets	29,401,012	27,565,863
Property and equipment, net	7,499,602	7,912,851
Intangible assets, net	630,358	646,860
Other assets, net	1,477,428	1,790,956
Total assets	$39,008,400	$37,916,530
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$334,700	$324,840
Accounts payable and accrued expenses	5,180,486	4,275,880
Accrued compensation and payroll taxes	1,547,501	1,553,771
Income taxes payable	13,183	13,121
Total current liabilities	7,075,870	6,167,612
Note payable, revolver - noncurrent	5,913,121	3,465,908
Long-term debt, excluding current installments	4,275,954	4,528,611
Other noncurrent liabilities	859,474	1,548,446
Total liabilities	18,124,419	15,710,577
Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 7,893,194 shares at July 31, 2022 and 7,897,477 shares at October 31, 2021	14,551,332	14,337,649
Retained earnings	6,332,649	7,868,304
Total shareholders’ equity	20,883,981	22,205,953
Commitments and contingencies
Total liabilities and shareholders’ equity	$39,008,400	$37,916,530

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
Net sales	$17,382,640	$15,634,760	$49,023,513	$43,252,447
Cost of goods sold	12,574,435	11,544,514	35,136,010	32,033,595
Gross profit	4,808,205	4,090,246	13,887,503	11,218,852
Selling, general and administrative expenses	4,954,221	4,530,563	14,770,751	13,428,079
Royalty (income) expense, net	6,572	4,809	20,116	(44,958)
Amortization of intangible assets	13,796	11,756	37,431	33,661
Loss from operations	(166,384)	(456,882)	(940,795)	(2,197,930)
Other income (expense), net:
Interest expense, net	(197,865)	(175,122)	(538,656)	(530,085)
Gain on debt extinguishment─PPP loan	—	5,041,723	—	5,041,723
Other, net	2,000	966,816	(39,028)	4,280,786
Other income (expense), net	(195,865)	5,833,417	(577,684)	8,792,424
Income (loss) before income taxes	(362,249)	5,376,535	(1,518,479)	6,594,494
Income tax expense (benefit)	9,622	3,768	17,176	(21,952)
Net income (loss)	$(371,871)	$5,372,767	$(1,535,655)	$6,616,446
Net income (loss) per share: Basic and diluted	$(0.05)	$0.71	$(0.20)	$0.88

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Nine Months Ended July 31, 2022
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2021	7,897,477	$14,337,649	$7,868,304	$22,205,953
Share-based compensation, net	(47,479)	19,803	—	19,803
Net loss	—	—	(935,793)	(935,793)
Balances at January 31, 2022	7,849,998	$14,357,452	$6,932,511	$21,289,963

Share-based compensation, net	44,864	113,212	—	113,212
Net loss	—	—	(227,991)	(227,991)
Balances at April 30, 2022	7,894,862	$14,470,664	$6,704,520	$21,175,184

Share-based compensation, net	(1,668)	80,668	—	80,668
Net loss	—	—	(371,871)	(371,871)
Balances at July 31, 2022	7,893,194	$14,551,332	$6,332,649	$20,883,981

	Nine Months Ended July 31, 2021
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2020	7,537,087	$14,002,130	$1,257,788	$15,259,918
Share-based compensation, net	(971)	40,605	—	40,605
Net loss	—	—	(2,141,480)	(2,141,480)
Balances at January 31, 2021	7,536,116	$14,042,735	$(883,692)	$13,159,043

Share-based compensation, net	—	101,762	—	101,762
Net income	—	—	3,385,159	3,385,159
Balances at April 30, 2021	7,536,116	$14,144,497	$2,501,467	$16,645,964

Share-based compensation, net	30,055	75,087	—	75,087
Net income	—	—	5,372,767	5,372,767
Balances at July 31, 2021	7,566,171	$14,219,584	$7,874,234	$22,093,818

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	July 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(1,535,655)	$6,616,446
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	820,117	914,403
Bad debt expense	38,063	10,828
Share-based compensation expense	324,824	217,454
Gain on debt extinguishment─PPP Loan principal	—	(4,981,400)
Loss on sale of property and equipment	29,905	3,167
(Increase) decrease in:
Trade accounts receivable	(1,815,871)	(1,560,773)
Other receivables	2,184,995	(3,623,163)
Inventories	(2,383,497)	1,364,311
Prepaid expenses and other assets	201,206	155,335
Income taxes refundable	—	25,003
Other assets	292,617	(25,099)
Increase (decrease) in:
Accounts payable and accrued expenses	920,151	789,056
Accrued compensation and payroll taxes	(6,270)	41,933
Income taxes payable	62	(5,619)
Other noncurrent liabilities	(787,338)	(151,981)
Net cash used in operating activities	(1,716,691)	(210,099)
Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(197,209)	(128,984)
Investment in intangible assets	(20,929)	(22,115)
Proceeds from sale of property and equipment	2,000	—
Net cash used in investing activities	(216,138)	(151,099)
Cash flows from financing activities:
Payroll taxes withheld and remitted on share-based payments	(111,141)	—
Proceeds from note payable, revolver	52,179,068	42,637,013
Payments on note payable, revolver	(49,731,855)	(41,995,460)
Principal payments on long-term debt	(242,797)	(233,314)
Payments for financing costs	(75,000)	(66,667)
Principal payments on financing lease	(25,401)	—
Net cash provided by financing activities	1,992,874	341,572
Net increase (decrease) in cash	60,045	(19,626)
Cash at beginning of period	132,249	140,839
Cash at end of period	$192,294	$121,213

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2022

(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10‑Q and Regulation S‑X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2022 are not necessarily indicative of the results for the fiscal year ending October 31, 2022 because the following items, among other things, may impact those results: direct and indirect impacts of the COVID-19 pandemic including (but not limited to) supply chain and labor constraints impacting production volumes, increased costs and COVID-19 related government and private industry mandates in the areas of the world in which we operate, changes in market conditions, seasonality, inflation and interest rates, changes in technology, competitive conditions, timing of certain projects and purchases by key customers, significant variations in sales resulting from high volatility and timing of large sales orders among a limited number of customers in certain markets, ability of management to execute its business plans, continued ability to maintain and/or secure future debt and/or equity financing to adequately finance ongoing operations; as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2021 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10‑Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2021.

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

(2)	Stock Incentive Plans and Other Share‑Based Compensation

As of July 31, 2022, there were approximately 356,000 remaining shares available for grant under the Optical Cable Corporation Stock Incentive Plan (“2017 Plan”).

Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations for the three months and nine months ended July 31, 2022 was $87,173 and $324,824, respectively, and for the three months and nine months ended July 31, 2021 was $75,087 and $217,454, respectively. Share-based compensation expense is entirely related to expense recognized in connection with the vesting of restricted stock awards or other stock awards.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2022

(Unaudited)

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

Restricted stock award activity during the nine months ended July 31, 2022 consisted of restricted stock grants totaling 44,864 shares, restricted shares forfeited totaling 25,313 shares and restricted shares withheld for taxes in connection with the vesting of restricted shares totaling 23,834. OCC restricted stock grants provide the participant with the option to surrender shares to pay for withholding tax obligations resulting from any vesting restricted shares, or to pay cash to the Company or taxing authorities in the amount of the withholding taxes owed on the value of any vesting restricted shares in order to avoid surrendering shares.

As of July 31, 2022, the estimated amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will recognize over a 3.3 year weighted-average period is approximately $1.1 million.

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the nine months ended July 31, 2022 and 2021 follows:

	Nine Months Ended
	July 31,
	2022	2021
Balance at beginning of period	$61,527	$524,617
Bad debt expense	38,063	10,828
Balance at end of period	$99,590	$535,445

(4)	Inventories

Inventories as of July 31, 2022 and October 31, 2021 consist of the following:

	July 31,	October 31,
	2022	2021
Finished goods	$3,241,014	$4,211,098
Work in process	4,088,232	4,023,693
Raw materials	10,941,240	7,763,325
Production supplies	416,819	305,692
Total	$18,687,305	$16,303,808

(5)	Product Warranties

As of July 31, 2022 and October 31, 2021, the Company’s accrual for estimated product warranty claims totaled $75,000 and is included in accounts payable and accrued expenses. Warranty claims expense for the three months and nine months ended July 31, 2022 totaled $24,071 and $47,606, respectively. Warranty claims expense for the three months and nine months ended July 31, 2021 totaled $4,443 and $60,714, respectively.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2022

(Unaudited)

The following table summarizes the changes in the Company’s accrual for product warranties during the nine months ended July 31, 2022 and 2021:

	Nine Months Ended
	July 31,
	2022	2021
Balance at beginning of period	$75,000	$85,000
Liabilities accrued for warranties issued during the period	98,392	86,287
Warranty claims and costs paid during the period	(47,606)	(50,714)
Changes in liability for pre-existing warranties during the period	(50,786)	(25,573)
Balance at end of period	$75,000	$95,000

(6)	Long-term Debt and Notes Payable

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

Long-term debt as of July 31, 2022 and October 31, 2021 consists of the following:

	July 31,	October 31,
	2022	2021
Virginia Real Estate Loan ($6.5 million original principal) payable in monthly installments of $31,812, including interest (at 3.95%), with final payment of $3,318,029 due May 1, 2024	$3,727,295	$3,899,076
North Carolina Real Estate Loan ($2.24 million original principal) payable in monthly installments of $10,963, including interest (at 3.95%), with final payment of $711,773 due May 1, 2024	883,359	954,375
Total long-term debt	4,610,654	4,853,451
Less current installments	334,700	324,840
Long-term debt, excluding current installments	$4,275,954	$4,528,611

On July 5, 2022, OCC entered into a Modification Agreement with North Mill Capital LLC (now doing business as SLR Business Credit, “SLR”) to modify the existing Loan and Security Agreement (“Loan Agreement”) dated July 24, 2020. In addition to certain other modifications to the Loan Agreement as set forth in the Modification Agreement, the Modification Agreement provides a two-year extension of the initial term of the Loan Agreement to July 24, 2025, and reduces the dollar amount of the availability block from $1,500,000 to $1,150,000.

The Revolver with SLR provides the Company with one or more advances in an amount up to: (a) 85% of the aggregate outstanding amount of eligible accounts (the “eligible accounts loan value”); plus (b) the lowest of (i) an amount up to 35% of the aggregate value of eligible inventory, (ii) $5,000,000, and (iii) an amount not to exceed 100% of the then outstanding eligible accounts loan value; minus (c) $1,150,000.

The maximum aggregate principal amount subject to the Revolver is $18,000,000. Interest accrues on the daily balance at the per annum rate of 1.5% above the Prime Rate in effect from time to time, but not less than 4.75% (the “Applicable Rate”). In the event of a default, interest may become 6.0% above the Applicable Rate. As of July 31, 2022, the Revolver accrued interest at the prime lending rate plus 1.5% (resulting in a 7.0% rate at July 31, 2022). The loan may be extended in one year periods subject to the agreement of SLR.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2022

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

As of July 31, 2022 the Company had $5.9 million of outstanding borrowings on its Revolver and $4.9 million in available credit. As of October 31, 2021, the Company had $3.5 million of outstanding borrowings on its Revolver and $4.4 million in available credit.

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

Nine Months Ended July 31, 2022

(Unaudited)

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

Operating lease right-of-use assets of $755,737 and $1,028,639 were included in other assets at July 31, 2022 and October 31, 2021, respectively. Operating lease liabilities of $377,953 and $450,558 were included in accounts payable and accrued expenses, and other noncurrent liabilities, respectively, at July 31, 2022. Operating lease liabilities of $385,463 and $729,753 were included in accounts payable and accrued expenses, and other noncurrent liabilities, respectively, at October 31, 2021. Operating lease expense recognized during the three months and nine months ended July 31, 2022 totaled $103,333 and $310,000, respectively. Operating lease expense recognized during the three months and nine months ended July 31, 2021 totaled $103,333 and $303,902, respectively.

The weighted average remaining lease term was 27.1 months and the weighted average discount rate was 5.0% as of July 31, 2022.

For the three months and nine months ended July 31, 2022, cash paid for operating lease liabilities totaled $108,683 and $323,802, respectively. For the three months and nine months ended July 31, 2021, cash paid for operating lease liabilities totaled $106,182 and $301,156, respectively.

For the nine months ended July 31, 2022, there were no right-of-use assets obtained in exchange for new operating lease liabilities. For the nine months ended July 31, 2021, right-of-use assets obtained in exchange for new operating lease liabilities totaled $208,390.

Financing lease right-of-use assets of $178,214 and $200,337 were included in other assets at July 31, 2022 and October 31, 2021, respectively. Financing lease liabilities of $35,303 and $140,001 were included in accounts payable and accrued expenses, and other noncurrent liabilities, respectively, at July 31, 2022. Financing lease liabilities of $34,071 and $166,634 were included in accounts payable and accrued expenses, and other noncurrent liabilities, respectively, at October 31, 2021. Interest expense related to the financing lease totaled $2,150 and $6,751, respectively, for the three months and nine months ended July 31, 2022. Amortization expense related to the financing lease totaled $7,374 and $22,123 for the three months and nine months ended July 31, 2022, respectively.

The remaining lease term for the financing lease is 49 months and the discount rate is 4.75% as of July 31, 2022.

For the three months ended July 31, 2022, cash paid for the financing lease liability totaled $2,150 for interest and $8,567 for principal. For the nine months ended July 31, 2022, cash paid for the financing lease liability totaled $6,751 for interest and $25,401 for principal.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2022

(Unaudited)

The Company’s future payments due under leases reconciled to the lease liabilities are as follows:

Fiscal Year	Operating leases	Finance lease
2022 (1)	$108,683	$10,717
2023	382,716	42,868
2024	331,438	42,868
2025	55,023	42,868
2026	—	55,715
Total undiscounted lease payments	877,860	195,036
Present value discount	(49,349)	(19,732)
Total lease liability	$828,511	$175,304

(1) Remaining three months of fiscal year 2022

(8)	Fair Value Measurements

The carrying amounts reported in the condensed consolidated balance sheets as of July 31, 2022 and October 31, 2021 for cash, trade accounts receivable, other receivables, current installments of long-term debt, and accounts payable and accrued expenses, and accrued compensation and payroll taxes, approximate fair value because of the short maturity of these instruments. The carrying values of the Company’s note payable, revolver – noncurrent, and long-term debt, excluding current installments, approximate fair value based on similar long-term debt issues available to the Company as of July 31, 2022 and October 31, 2021. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

	Three months ended		Nine months ended
	July 31,		July 31,
	2022	2021	2022	2021
Net income (loss) (numerator)	$(371,871)	$5,372,767	$(1,535,655)	$6,616,446
Shares (denominator)	7,516,757	7,547,877	7,525,482	7,540,083
Basic and diluted net income (loss) per share	$(0.05)	$0.71	$(0.20)	$0.88

Weighted average unvested shares for the three months and nine months ended July 31, 2022 totaling 377,470 and 351,340, respectively, while issued and outstanding, were not included in the computation of basic and diluted net loss per share for the three months and nine months ended July 31, 2022 (because to include such shares would have been antidilutive, or in other words, to do so would have reduced the net loss per share for those periods).

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2022

(Unaudited)

(10)	Segment Information and Business and Credit Concentrations

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not‑for‑profit organizations. Concentration of credit risk with respect to trade receivables is normally limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of July 31, 2022 have been adequately provided for in the condensed consolidated financial statements. The Company includes all entities under common ownership for the purpose of calculating business concentrations.

For the three months and nine months ended July 31, 2022, 15.8% and 16.7%, respectively, of consolidated net sales were attributable to one national distributor customer. For the three months and nine months ended July 31, 2021, 20.9% and 20.0%, respectively, of consolidated net sales were attributable to one national distributor customer.

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

The Company recognizes revenue at the point in time when products are shipped or delivered from its manufacturing facility to its customer, in accordance with the agreed upon shipping terms.  Since the Company typically invoices the customer at the same time that performance obligations are satisfied, no contract assets are recognized. The Company’s contract liability represents advance consideration received from customers prior to transfer of the product.  This liability was $309,007 as of July 31, 2022 and $308,406 as of October 31, 2021.

Sales to certain customers are made pursuant to agreements that provide price adjustments and limited return rights with respect to the Company’s products.  The Company maintains a reserve for estimated future price adjustment claims, rebates and returns as a refund liability. The Company’s refund liability was $128,544 as of July 31, 2022 and $159,125 as of October 31, 2021.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2022

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

Disaggregation of Revenue

The following table presents net sales attributable to the United States and all other countries in total for the three months and nine months ended July 31, 2022 and 2021:

	Three months ended		Nine months ended
	July 31,		July 31,
	2022	2021	2022	2021
United States	$14,667,822	$12,922,510	$41,604,490	$35,007,855
Outside the United States	2,714,818	2,712,250	7,419,023	8,244,592
Total net sales	$17,382,640	$15,634,760	$49,023,513	$43,252,447

(12)	Employee Retention Tax Credit

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

OCC is an eligible small employer under the gross receipts decline test when comparing the first calendar quarter of 2021 to the same quarter in calendar year 2019, which qualified the Company to claim ERTC in both the first and second calendar quarters of 2021 under the amended ERTC program. The Company qualified for a refundable payroll tax credit totaling $3,375,815 during its second fiscal quarter and $964,550 during its third fiscal quarter of 2021 for a total of $4,340,365. During the third quarter of fiscal year 2022, the remaining ERTC receivable of $2,162,391 was received by the Company.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2022

(Unaudited)

(13)	Contingencies

From time to time, the Company is involved in various claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The direct and indirect effects of the COVID-19 pandemic continue to impact global economic conditions. While recently improving, the Company has continued to experience challenges recruiting additional personnel (particularly, production personnel), as well as certain raw material supply chain challenges. These challenges have impacted shipped product volumes and sales. Additionally, as product demand has grown, these challenges have resulted in longer lead times for certain products, and contributed to increases in sales order backlog/forward load. The Company has taken steps to successfully mitigate (to a certain extent) the impacts of these challenges; however, at this time the Company believes these challenges will continue.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to known and unknown variables, uncertainties, contingencies and risks that may cause actual events or results to differ materially from our expectations. Such known and unknown variables, uncertainties, contingencies and risks (collectively, “factors”) may also adversely affect Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”), the Company’s future results of operations and future financial condition, and/or the future equity value of the Company. Factors that could cause or contribute to such differences from our expectations or that could adversely affect the Company include, but are not limited to: the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate and/or government spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber, copper, gold and other precious metals, plastics and other materials); fluctuations in transportation costs; our dependence on customized equipment for the manufacture of certain of our products in certain production facilities; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing in one or more of the markets in which we participate, including the impact of increased competition; our dependence on a limited number of suppliers for certain product components; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in any litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in any regulatory reviews and audits and potential regulatory reviews and audits; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences for competing technologies relative to our product offering; economic conditions that affect the telecommunications sector, the data communications sector, certain technology sectors and/or certain industry market sectors (for example, mining, oil & gas, military, and wireless carrier industry market sectors); economic conditions that affect U.S.-based manufacturers; economic conditions or changes in relative currency strengths (for example, the strengthening of the U.S. dollar relative to certain foreign currencies) and import and/or export tariffs imposed by the U.S. and other countries that affect certain geographic markets, industry market sector, and/or the economy as a whole; inflation and the ability to recover cost increases; changes in demand for our products from certain competitors for which we provide private label connectivity products; changes in the mix of products sold during any given period (due to, among other things, seasonality or varying strength or weaknesses in particular markets in which we participate) which may impact gross profits and gross profit margins or net sales; variations in orders and production volumes of hybrid cables (fiber and copper) with high copper content, which tend to have lower gross profit margins; significant variations in sales resulting from: (i) high volatility within various geographic markets, within targeted markets and industries, for certain types of products, and/or with certain customers (whether related to the market generally or to specific customers’ business in particular), (ii) timing of large sales orders, and (iii) high sales concentration among a limited number of customers in certain markets, particularly the wireless carrier market; terrorist attacks or acts of war, any current or potential future military conflicts, and acts of civil unrest; cold wars and economic sanctions as a result of these activities; changes in the level of spending by the United States government, including, but not limited to military spending; ability to recruit and retain key personnel (including production personnel); poor labor relations; increasing labor costs; delays, extended lead times and/or changes in availability of needed raw materials, equipment and/or supplies; shipping and other logistics challenges; impact of inflation or hyperinflation on costs, including raw materials and labor, and ability to pass along any increased costs to customers; impact of rising interest rates increasing the cost of capital; impact of cybersecurity risks and incidents and the related actual or potential costs and consequences of such risks and incidents, including costs and regulations to limit such risks; the impact of data privacy laws and the General Data Protection Regulation and the related actual or potential costs and consequences; the impact of changes in accounting policies and related costs of compliance, including changes by the Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board (“PCAOB”), the Financial Accounting Standards Board (“FASB”), and/or the International Accounting Standards Board (“IASB”); our ability to continue to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; the impact of changes and potential changes in federal laws and regulations adversely affecting our business and/or which result in increases in our direct and indirect costs, including our direct and indirect costs of compliance with such laws and regulations; rising healthcare costs; impact of new or changed government laws and regulations on healthcare costs; the impact of changes in state or federal tax laws and regulations increasing our costs and/or impacting the net return to investors owning our shares; any changes in the status of our compliance with covenants with our lenders; our continued ability to maintain and/or secure future debt financing and/or equity financing to adequately finance our ongoing operations; the impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, making investments in or with, and/or acquiring parties that compete with and/or have conflicts with our customers; voluntary or involuntary delisting of the Company’s common stock from any exchange on which it is traded; the deregistration by the Company from SEC reporting requirements as a result of the small number of holders of the Company’s common stock; adverse reactions by customers, vendors or other service providers to unsolicited proposals regarding the ownership or management of the Company; the additional costs of considering, responding to and possibly defending our position on unsolicited proposals regarding the ownership or management of the Company; direct and indirect impacts of weather, natural disasters and/or epidemic, pandemic or endemic diseases (such as COVID-19) in the areas of the world in which we operate, market our products and/or acquire raw materials including impacts on supply chains, labor constraints impacting our production volumes and costs; any present or future government mandates, travel restrictions, shutdowns or other regulations regarding any epidemic, pandemic or endemic diseases; an increase in the number of shares of the Company’s common stock issued and outstanding; economic downturns generally and/or in one or more of the markets in which we operate; changes in market demand, exchange rates, productivity, market dynamics, market confidence, macroeconomic and/or other economic conditions in the areas of the world in which we operate and market our products; and our success in managing the risks involved in the foregoing.

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

Overview of COVID-19 Effects

The direct and indirect effects of the COVID-19 pandemic continue to impact global economic conditions. During the third quarter of fiscal year 2022, we continued to see our sales and production volume increase. Sales order backlog/forward load remains at higher than typical levels and product demand is robust. At the same time, we continue to experience supply chain challenges (including availability of materials, increased lead times, and increased costs) for certain raw materials. While recently improving, we also continue to experience challenges recruiting additional personnel (particularly, production personnel). These challenges have impacted shipped product volumes and sales. Additionally, as product demand has grown, these challenges have resulted in longer lead times for certain products, and contributed to increases in sales order backlog/forward load. The OCC team has taken steps to successfully mitigate (to a certain extent) the impacts of these challenges; however, at this time we believe these challenges will continue.

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

Each of our three facilities have been continuously open and operating since the beginning of the COVID-19 pandemic. OCC’s workforce was classified a “Defense Industrial Base Essential Critical Infrastructure Workforce” under guidelines from the U.S. Department of Defense and an “Essential Critical Infrastructure Workforce” under guidelines by the U.S. Department of Homeland Security, Cybersecurity and Infrastructure Security Agency (CISA).

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

Summary of Company Performance for Third Quarter of Fiscal Year 2022

●	Consolidated net sales for the third quarter of fiscal year 2022 increased 11.2% to $17.4 million, compared to $15.6 million for the same period last year.

●

Sales order backlog/forward load exceeded $15.0 million at the end of the third quarter of fiscal year 2022—remaining approximately three-to-five times higher than typical levels—as product demand continues to be robust. At the same time, supply chain and labor constraints continue to impact production volumes, sales and costs.

●	Gross profit increased 17.6% to $4.8 million in the third quarter of fiscal year 2022, compared to $4.1 million for the third quarter of fiscal year 2021.

●	Gross profit margin (gross profit as a percentage of net sales) was 27.7% during the third quarter of fiscal year 2022, compared to 26.2% for the third quarter of fiscal year 2021.

●	SG&A expenses increased to $5.0 million during the third quarter of fiscal year 2022 compared to $4.5 million during the third quarter of fiscal year 2021.

●

Net loss was $372,000, or $0.05 per share, during the third quarter of fiscal year 2022, compared to net income of $5.4 million, or $0.71 per share, for the comparable period last year. In the third quarter of fiscal year 2021, we recognized both a $5.0 million gain on the extinguishment of our Paycheck Protection Program loan (“PPP Loan”) and a $965,000 Employee Retention Tax Credit (“ERTC”) as income.

●	During the third quarter of fiscal year 2022, we received the remaining $2.2 million of the ERTC receivable.

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

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended			Nine Months Ended
	July 31,		Percent	July 31,		Percent
	2022	2021	Change	2022	2021	Change
Net sales	$17,383,000	$15,635,000	11.2%	$49,024,000	$43,252,000	13.3%
Gross profit	4,808,000	4,090,000	17.6%	13,888,000	11,219,000	23.8%
SG&A expenses	4,954,000	4,531,000	9.4%	14,771,000	13,428,000	10.0%
Net income (loss)	(372,000)	5,373,000	(106.9%)	(1,536,000)	6,616,000	(123.2%)

Three Months Ended July 31, 2022 and 2021

Net Sales

Consolidated net sales for the third quarter of fiscal year 2022 increased 11.2% to $17.4 million, compared to net sales of $15.6 million for the same period last year. Sequentially, consolidated net sales increased 1.1% in the third quarter of fiscal year 2022, compared to net sales of $17.2 million in the second quarter of fiscal year 2022.

We experienced an increase in net sales in our specialty markets, including the wireless carrier market, in the third quarter of fiscal year 2022, compared to the same period last year, but the increase was partially offset by decreases in net sales in our enterprise market. Net sales to customers in the United States increased 13.5%, while net sales to customers outside of the United States remained flat in the third quarter of fiscal year 2022, compared to the same period last year. We can experience fluctuations in sales from quarter to quarter in the various markets (both industries and geographies) in which we operate for various reasons.

During the third quarter of fiscal year 2022, we continued to see product demand, sales and production volume increase compared to the same period last fiscal year. Our sales order backlog/forward load exceeded $15.0 million at the end of the third quarter of fiscal year 2022—remaining approximately three-to-five times higher this fiscal year than typical levels—as product demand continues to be robust.

At the same time, we believe continuing and lingering direct and indirect impacts of the COVID-19 pandemic have created challenges that have hampered production volumes and sales despite increased demand. Our production volumes continued to be tempered (which impacted net sales) during the third quarter of fiscal year 2022 as we continued to experience supply chain challenges (including availability of materials, increased lead times, and increased costs) for certain raw materials, as well as challenges recruiting additional personnel (particularly, production personnel). We experienced improvement in production labor recruitment during the third quarter of fiscal year 2022; however, training of new production employees impacts production volumes (and labor costs) until those employees are fully trained and operating at capacity.

We believe we have taken appropriate actions to mitigate the impact of these supply chain and recruiting challenges. We have necessarily implemented prospective price increases on new sales orders for many of our products in response to increased material and production costs.

We are continuing to see positive indicators in our markets and believe we will continue to benefit from continued strong demand in our markets during the remainder of fiscal year 2022; however, such expectations could be negatively impacted by macroeconomic and geopolitical risks, and further direct and indirect impacts of the COVID-19 pandemic.

Gross Profit

Our gross profit was $4.8 million in the third quarter of fiscal year 2022, an increase of 17.6% compared to gross profit of $4.1 million in the third quarter of fiscal year 2021. Sequentially, gross profit decreased 4.5% in the third quarter of fiscal year 2022, compared to gross profit of $5.0 million for the second quarter of fiscal year 2022.

Gross profit margin, or gross profit as a percentage of net sales, was 27.7% in the third quarter of fiscal year 2022 compared to 26.2% in the third quarter of fiscal year 2021.

Gross profit margins during the third quarter of fiscal year 2022 were impacted by increases in production labor and material costs, partially offset by necessary prospective price increases on new sales orders for many of our products. We experienced improvement in production labor recruitment during the third quarter of fiscal year 2022 needed to increase production capacity to meet existing product demand; however, training of new production employees impacts labor costs (and production volumes) until those employees are fully trained and operating at capacity.

Our gross profit margins tend to be higher when we achieve higher net sales levels due to our operating leverage as certain fixed manufacturing costs are spread over higher sales, which we believe partially offset the impact of raw material cost increases during the third quarter of fiscal year 2022. Our gross profit margin percentages are also heavily dependent upon product mix on a quarterly basis and may vary based on changes in product mix.

Selling, General, and Administrative Expenses

SG&A expenses increased to $5.0 million during the third quarter of fiscal year 2022, compared to $4.5 million for the same period last year. SG&A expenses as a percentage of net sales were 28.5% in the third quarter of fiscal year 2022, compared to 29.0% in the third quarter of fiscal year 2021.

The increase in SG&A expenses during the third quarter of fiscal year 2022 compared to the same period last year was primarily the result of increases in employee and contracted sales personnel related costs totaling $267,000. The increase in employee and contracted sales personnel related costs during the third quarter of fiscal year 2022 was primarily due to: increased commission expense as a result of the increase in sales, new hires (net of terminations), and increases in compensation expense (including increases in response to changing labor market conditions), when compared to the third quarter of fiscal year 2021.

Also contributing to the increase in SG&A expenses during the third quarter of fiscal year 2022 were increases in travel expenses due to the resumption of business travel during the third quarter of fiscal year 2022 post-COVID-19 restrictions, when compared to the same period last year.

Royalty Income (Expense), Net

We recognized royalty expense, net of royalty income, totaling $7,000 during the third quarter of fiscal year 2022 compared to $5,000 during the third quarter of fiscal year 2021. Royalty expense and/or income may fluctuate based on sales of related licensed products and estimates of amounts for non-licensed product sales, if any.

Amortization of Intangible Assets

We recognized $14,000 of amortization expense, associated with intangible assets, during the third quarter of fiscal year 2022, compared to $12,000 during the third quarter of fiscal year 2021.

Other Income (Expense), Net

We recognized other expense, net in the third quarter of fiscal year 2022 of $196,000, compared to other income, net of $5.8 million in the third quarter of fiscal year 2021. Other expense, net for the fiscal quarter ended July 31, 2022 is comprised primarily of interest expense together with other miscellaneous items.

The change in other expense, net during the third quarter of fiscal year 2022 compared to the same period last year was primarily due to the extinguishment of our PPP Loan (including accrued interest) totaling $5.0 million and the ERTC of $965,000, both of which were recognized as other income in the third quarter of fiscal year 2021, but did not recur in the third quarter of fiscal year 2022.

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

Income (Loss) Before Income Taxes

We reported a loss before income taxes of $362,000 for the third quarter of fiscal year 2022, compared to income before income taxes of $5.4 million for the third quarter of fiscal year 2021. The change was primarily due to the gain on the extinguishment of the PPP Loan (including accrued interest) of $5.0 million and the ERTC of $965,000, both of which were recognized during the third quarter of fiscal year 2021, but did not recur in the third quarter of fiscal year 2022, and the increase in SG&A expenses of $424,000, partially offset by the increase in gross profit of $718,000.

Income Tax Expense (Benefit)

Income tax expense totaled $10,000 in the third quarter of fiscal year 2022, compared to $4,000 in the third quarter of fiscal year 2021. Our effective tax rate was negative 2.7% for the third quarter of fiscal year 2022 and less than one percent for the third quarter of fiscal year 2021.

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

Net Loss

Net loss for the third quarter of fiscal year 2022 was $372,000 compared to net income $5.4 million for the third quarter of fiscal year 2021. This change was primarily due to the decrease in income before income taxes of $5.7 million.

Nine Months Ended July 31, 2022 and 2021

Net Sales

Consolidated net sales for the first nine months of fiscal year 2022 were $49.0 million, an increase of 13.3% compared to net sales of $43.3 million for the same period last year. We experienced increases in net sales in both our enterprise and specialty markets, including the wireless carrier market, in the first nine months of fiscal year 2022, compared to the same period last year. Net sales to customers in the United States increased 18.8%, while net sales to customers outside of the United States decreased 10.0% in the first nine months of fiscal year 2022, compared to the same period last year. We can experience fluctuations in sales from quarter to quarter in the various markets (both industries and geographies) in which we operate for various reasons.

During the first nine months of fiscal year 2022, we continued to see product demand, sales and production volume increase compared to the same period last year. Our sales order backlog/forward load has exceeded $15.0 million at the end of the third, second and first quarters of fiscal year 2022—remaining approximately three-to-five times higher this fiscal year than typical levels—as product demand continues to be robust.

At the same time, we believe continuing and lingering direct and indirect impacts of the COVID-19 pandemic have created challenges that have hampered production volumes and sales despite increased demand. Our production volumes continued to be tempered (which impacted net sales) during the first nine months of fiscal year 2022 as we continued to experience supply chain challenges (including availability of materials, increased lead times, and increased costs) for certain raw materials, as well as challenges recruiting additional personnel (particularly, production personnel). We experienced improvement in production labor recruitment during the third quarter of fiscal year 2022; however, training of new production employees impacts production volumes (and labor costs) until those employees are fully trained and operating at capacity.

We believe we have taken appropriate actions to mitigate the impact of these supply chain and recruiting challenges. We have necessarily implemented prospective price increases on new sales orders for many of our products in response to increased material and production costs.

We are continuing to see positive indicators in our markets and believe we will continue to benefit from continued strong demand in our markets during the remainder of fiscal year 2022; however, such expectations could be negatively impacted by macroeconomic and geopolitical risks, and further direct and indirect impacts of the COVID-19 pandemic.

Gross Profit

Our gross profit was $13.9 million in the first nine months of fiscal year 2022, an increase of 23.8% compared to gross profit of $11.2 million in the first nine months of fiscal year 2021. Gross profit margin increased to 28.3% in the first nine months of fiscal year 2022 compared to 25.9% in the first nine months of fiscal year 2021.

Gross profit margins during the first nine months of fiscal year 2022 were impacted by increases in production labor and material costs, partially offset by necessary prospective price increases on new sales orders for many of our products. We experienced improvement in production labor recruitment during the third quarter of fiscal year 2022 needed to increase production capacity to meet existing product demand; however, training of new production employees impacts labor costs (and production volumes) until those employees are fully trained and operating at capacity.

Our gross profit margins tend to be higher when we achieve higher net sales levels due to our operating leverage, as certain fixed manufacturing costs are spread over higher sales. This operating leverage positively impacted our gross profit margin during the first nine months of fiscal year 2022, particularly during the first quarter of fiscal year 2022. This positive impact during the first quarter of fiscal year 2022 was partially offset during the second and third quarters by the impact of increasing costs of raw materials, created by rapidly occurring inflation, for sales orders accepted prior to raw material cost increases. Additionally, actions that we took in fiscal years 2020 and 2019 contributed to the increase in our gross profit margin in the first nine months of fiscal year 2022, resulting in an improved gross profit margin when compared to the first nine months of fiscal year 2021. Our gross profit margin percentages are also heavily dependent upon product mix on a quarterly basis and may vary based on changes in product mix from quarter to quarter.

Selling, General, and Administrative Expenses

SG&A expenses increased 10.0% to $14.8 million during the first nine months of fiscal year 2022, compared to $13.4 million for the same period last year. SG&A expenses as a percentage of net sales were 30.1% in the first nine months of fiscal year 2022, compared to 31.0% in the first nine months of fiscal year 2021.

The increase in SG&A expenses during the first nine months of fiscal year 2022 compared to the same period last year was primarily the result of increases in employee and contracted sales personnel related costs totaling $804,000. The increase in employee and contracted sales personnel related costs during the first nine months of fiscal year 2022 was primarily due to: increased commission expense as a result of the increase in sales, new hires (net of terminations) and increases in compensation expense (including increases in response to changing labor market conditions), all when compared to the first nine months of fiscal year 2021.

Also contributing to the increase in SG&A expenses during the first nine months of fiscal year 2022 were increases in travel expenses, increases in shipping costs, and increases in marketing expenses. Both travel and marketing expenses increased due to the resumption of business travel during the first nine months of fiscal year 2022 post-COVID-19 restrictions, when compared to the same period last year. Shipping costs increased due to the increase in net sales and the increase in costs charged by shippers during the first nine months of fiscal year 2022.

Royalty Income (Expense), Net

We recognized royalty expense, net of royalty income, totaling $20,000 during the first nine months of fiscal year 2022 compared to royalty income, net of royalty and related expenses, of $45,000 during the first nine months of fiscal year 2021. Royalty income and/or expense may fluctuate based on sales of related licensed products and estimates of amounts for non-licensed product sales, if any.

Amortization of Intangible Assets

We recognized $37,000 of amortization expense, associated with intangible assets, during the first nine months of fiscal year 2022, compared to $34,000 during the first nine months of fiscal year 2021.

Other Income (Expense), Net

We recognized other expense, net in the first nine months of fiscal year 2022 of $578,000, compared to other income, net of $8.8 million in the first nine months of fiscal year 2021. Other expense, net for the first nine months of fiscal year 2022 is comprised primarily of interest expense together with other miscellaneous items.

The change in other expense, net during the first nine months of fiscal year 2022 compared to the same period last year was primarily due to the extinguishment of our PPP Loan (including accrued interest) totaling $5.0 million and the ERTC of $4.3 million, both of which were recognized as other income in the first nine months of fiscal year 2021, but did not recur in the first nine months of fiscal year 2022.

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

Income (Loss) Before Income Taxes

We reported a loss before income taxes of $1.5 million for the first nine months of fiscal year 2022, compared to income before income taxes of $6.6 million for the first nine months of fiscal year 2021. The change was primarily due to the gain on the extinguishment of the PPP Loan (including accrued interest) of $5.0 million and the ERTC of $4.3 million, both of which were recognized during the first nine months of fiscal year 2021, but did not recur in the first nine months of fiscal year 2022, and the increase in SG&A expenses of $1.3 million, partially offset by the increase in gross profit of $2.7 million.

Income Tax Expense (Benefit)

Income tax expense totaled $17,000 in the first nine months of fiscal year 2022, compared to income tax benefit of $22,000 in the first nine months of fiscal year 2021. Our effective tax rate was negative 1.1% for the first nine months of fiscal year 2022 and less than negative one percent for the first nine months of fiscal year 2021.

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

Net Income (Loss)

Net loss for the first nine months of fiscal year 2022 was $1.5 million compared to net income of $6.6 million for the first nine months of fiscal year 2021. This change was primarily due to the decrease in income before income taxes of $8.1 million.

Financial Condition

Total assets increased $1.1 million, or 2.9%, to $39.0 million at July 31, 2022, from $37.9 million at October 31, 2021. This increase was primarily due to a $2.4 million increase in inventories largely as the result of the timing of certain raw material purchases (partially offset by a decrease in finished goods) and a $1.8 million increase in trade accounts receivable, net, resulting from the increase in net sales in the third quarter of fiscal year 2022 when compared to the fourth quarter of fiscal year 2021, partially offset by the $2.2 million decrease in other receivables due primarily to the receipt of the remaining portion of the ERTC receivable.

Total liabilities increased $2.4 million, or 15.4%, to $18.1 million at July 31, 2022, from $15.7 million at October 31, 2021. The increase in total liabilities was primarily due to net borrowings on our Revolver totaling $2.4 million and an increase in accounts payable and accrued expenses totaling $905,000 primarily resulting from the timing of raw material purchases and certain vendor payments.

Total shareholders’ equity at July 31, 2022 decreased $1.3 million in the first nine months of fiscal year 2022. The decrease resulted from a net loss of $1.5 million, partially offset by share-based compensation, net of $214,000.

Liquidity and Capital Resources

Our primary capital needs have been to fund working capital requirements, make payments on our Revolver and make principal payments on long-term debt. Our primary source of capital for these purposes has been existing cash, cash provided by operations and borrowings under our Revolver (see “Credit Facilities” below).

Our cash totaled $192,000 as of July 31, 2022, an increase of $60,000 compared to $132,000 as of October 31, 2021. The increase in cash for the nine months ended July 31, 2022 primarily resulted from net cash provided by financing activities of $2.0 million, partially offset by capital expenditures totaling $197,000 and cash used in operating activities of $1.7 million.

On July 31, 2022, we had working capital of $22.3 million compared to $21.4 million on October 31, 2021. The ratio of current assets to current liabilities as of July 31, 2022 was 4.2 to 1.0 compared to 4.5 to 1.0 as of October 31, 2021. The increase in working capital was primarily due to the increase in inventories of $2.4 million and the increase in trade accounts receivable, net of $1.8 million, partially offset by the $2.2 million decrease in other receivables and the $905,000 increase in accounts payable and accrued expenses. The decrease in the current ratio was primarily due to the fact that current assets increased $1.8 million, or 6.7%, while current liabilities increased $908,000, or 14.7%.

As of July 31, 2022 and October 31, 2021, we had outstanding loan balances under our Revolver totaling $5.9 million and $3.5 million, respectively. As of July 31, 2022 and October 31, 2021, we had outstanding loan balances, excluding our Revolver, totaling $4.6 million and $4.9 million, respectively.

Net Cash

Net cash used in operating activities was $1.7 million in the first nine months of fiscal year 2022, compared to $210,000 for the first nine months of fiscal year 2021. Net cash used in operating activities during the first nine months of fiscal year 2022 primarily resulted from an increase in inventories totaling $2.4 million and the cash flow impact of increases in trade accounts receivable, net totaling $1.8 million, partially offset by certain adjustments to reconcile a net loss of $1.5 million to net cash used in operating activities including depreciation and amortization of $820,000 and share-based compensation expense of $325,000. Additionally, the cash flow impact of decreases in other receivables of $2.2 million and increases in accounts payable and accrued expenses of $920,000 further contributed to offset net cash used in operating activities.

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

Net cash used in investing activities totaled $216,000 in the first nine months of fiscal year 2022, compared to $151,000 in the first nine months of fiscal year 2021. Net cash used in investing activities during the first nine months of fiscal years 2022 and 2021 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment.

Net cash provided by financing activities totaled $2.0 million for the first nine months of fiscal year 2022, compared to $342,000 in the first nine months of fiscal year 2021. Net cash provided by financing activities in the first nine months of fiscal year 2022 resulted primarily from net proceeds on our revolving line of credit totaling $2.4 million, partially offset by principal payments on long-term debt totaling $243,000. Net cash provided by financing activities in the first nine months of fiscal year 2021 resulted primarily from net proceeds on our revolving line of credit totaling $642,000, partially offset by principal payments on long-term debt totaling $233,000.

On July 14, 2015, our Board of Directors approved a plan to purchase and retire up to 400,000 shares of our common stock, or approximately 6.0% of the shares then outstanding (the “Repurchase Plan”). When the Repurchase Plan was approved, we had anticipated that the purchases would be made over a 24- to 36-month period, but there was no definite time period for repurchase or plan expiration. As of July 31, 2022, we had 398,400 shares remaining to purchase under this Repurchase Plan, and we have made no specific determination whether and over what period these shares may or may not be purchased. Until future notice, we continue to have no current plans to repurchase and retire our common stock and have suspended the Repurchase Plan.

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

On July 5, 2022, we entered into a Modification Agreement with North Mill Capital LLC (now doing business as SLR Business Credit, “SLR”) to modify the existing Loan and Security Agreement (“Loan Agreement”) dated July 24, 2020. In addition to certain other modifications to the Loan Agreement as set forth in the Modification Agreement, the Modification Agreement provides a two-year extension of the initial term of the Loan Agreement to July 24, 2025 and reduces the dollar amount of the availability block from $1,500,000 to $1,150,000.

The Revolver with SLR provides us with one or more advances in an amount up to: (a) 85% of the aggregate outstanding amount of eligible accounts (the “eligible accounts loan value”); plus (b) the lowest of (i) an amount up to 35% of the aggregate value of eligible inventory, (ii) $5.0 million, and (iii) an amount not to exceed 100% of the then outstanding eligible accounts loan value; minus (c) $1.15 million.

The maximum aggregate principal amount subject to the Revolver is $18.0 million. Interest accrues on the daily balance at the per annum rate of 1.5% above the Prime Rate in effect from time to time, but not less than 4.75% (the “Applicable Rate”). In the event of a default, interest may become 6.0% above the Applicable Rate. As of July 31, 2022, the Revolver accrued interest at the prime lending rate plus 1.5% (resulting in a 7.0% rate at July 31, 2022). The loan may be extended in one year periods subject to the agreement of SLR.

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

As of July 31, 2022, we had $5.9 million of outstanding borrowings on our Revolver and $4.9 million in available credit.

Capital Expenditures

We did not have any material commitments for capital expenditures as of July 31, 2022. During our 2022 fiscal year budgeting process, we included an estimate for capital expenditures of $1.5 million for the year. We anticipate these expenditures, to the extent made, will be funded out of our working capital, cash provided by operations or borrowings under our Revolver, as appropriate. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Additionally, capital expenditures above $1.0 million would require approval from our lender.

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

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2021 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2021 Form 10-K did not change during the period from November 1, 2021 through July 31, 2022.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2022. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2022, and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

4.15

Modification Agreement dated as of July 5, 2022, by and between North Mill Capital LLC (now doing business as SLR Business Credit) and Optical Cable Corporation along with its subsidiaries Applied Optical Systems, Inc., and Centric Solutions LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 7, 2022).

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

PART II.  OTHER INFORMATION

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

PART II.  OTHER INFORMATION

10.16*	First Amendment to the Optical Cable Corporation 2017 Stock Incentive Plan effective March 29, 2022. FILED HEREWITH.

11.1	Statement regarding computation of per share earnings (incorporated by reference to note 9 of the Condensed Notes to Condensed Consolidated Financial Statements contained herein).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FURNISHED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FURNISHED HEREWITH.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at July 31, 2022 and October 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended July 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Shareholders’ Equity for the three months and nine months ended July 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2022 and 2021, and (v) Condensed Notes to Condensed Consolidated Financial Statements. FILED HEREWITH.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: September 12, 2022	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: September 12, 2022	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial
Officer