Form 10-K
period 2022-10-31
OPTICAL CABLE CORP
filed 2022-12-22
CIK 1000230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2022

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes   ☐    No  ☒

The aggregate market value of the registrant’s Common Stock, no par value, held by non-affiliates of the registrant (without admitting any person whose shares are not included in determining such value is an affiliate) as of April 30, 2022, the last business day of the Company’s most recent second quarter was $22,184,335 based upon the closing price of these shares as reported by the Nasdaq Global Market on April 30, 2022.

As of December 15, 2022, the Company had outstanding 7,893,194 common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report filed as Exhibit 13.1 to this report on Form 10-K are incorporated by reference in Part II of this Form 10-K Report: “Corporate Information,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” and “Report of Independent Registered Public Accounting Firm.” In addition, portions of the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K Report: “Election of Directors,” “Beneficial Ownership of Securities”, “Compensation of Executive Officers,” “Compensation of Directors,” “Delinquent Section 16(a) Reports” (if applicable), “Code of Ethics,” “Executive Compensation,” “Equity Compensation Plan Information,” “Certain Relationships and Related Transactions,” “Independent Registered Public Accounting Firm,” and “Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Registered Public Accounting Firm.”

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

Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) is a leading manufacturer of a broad range of fiber optic and copper data communication cabling and connectivity solutions primarily for the enterprise market and various harsh environment and specialty markets (collectively, the non-carrier markets), and also the wireless carrier market, offering integrated suites of high quality products which operate as a system solution or seamlessly integrate with other components.

OCC’s product offerings include designs for uses ranging from enterprise networks, data centers, residential, campus and Passive Optical LAN (POL) installations to customized products for specialty applications and harsh environments, including military, industrial, mining, petrochemical, renewable energy and broadcast applications, and for the wireless carrier market.

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

Products

OCC® is a leading manufacturer of a broad range of fiber optic and copper data communication cabling and connectivity solutions primarily for the enterprise market and various harsh environment and specialty markets (the non-carrier markets), offering an integrated suite of high quality, warranted products which operate as a system solution or seamlessly integrate with other components. OCC also manufactures and sells products in the wireless carrier market. OCC’s product offerings include designs for uses ranging from enterprise networks, data centers, residential, campus and Passive Optical LAN (“POL”) installations to customized products for harsh environments and specialty applications, including military, industrial, mining, petrochemical, renewable energy, and broadcast applications, as well as the wireless carrier market.

OCC products include fiber optic and copper cabling, hybrid cabling (which includes fiber optic and copper elements in a single cable), fiber optic and copper connectors, specialty fiber optic, copper and hybrid connectors, fiber optic and copper patch cords, pre-terminated fiber optic and copper cable assemblies, racks, cabinets, datacom enclosures, fiber optic and copper patch panels, face plates, multimedia boxes, fiber optic reels and accessories and other cable and connectivity management accessories. Our products are designed to meet the most demanding needs of end-users, delivering a high degree of reliability and outstanding performance characteristics. During the past five years, OCC has been granted 27 patents for innovative designs of fiber optic and copper connectivity and fiber optic cable.

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

Our product line is diverse and versatile, in keeping with evolving application needs of customers within our markets. Our tight-buffered fiber optic cables address a wide range of needs, primarily for the enterprise market and various harsh environment and specialty markets (the non-carrier markets), ranging from enterprise networks, data centers, residential, campus and Passive Optical LAN (POL) installations, as well as the needs for the harsh environment and specialty markets including military, industrial, mining, petrochemical, renewable energy, and broadcast applications, and to a lesser extent the access market. OCC also manufactures and sells fiber optic cable and hybrid cable (fiber and copper) products in the wireless carrier market. Our patented tight-buffered fiber unit cables have both high fiber-count and rugged performance in a compact and lightweight design. We believe that we offer one of the most comprehensive tight-buffered fiber optic cable product offerings for our markets.

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

The following summarizes the major types of fiber optic and copper enterprise connectivity products and their attributes; however, we produce many other types of connectivity products as well:

Fiber Optic Connectivity Products. Our fiber optic connectivity products provide customers a comprehensive line of fiber optic system solutions for equipment rooms, telecommunications closets, industrial installations, data centers and workstations, including unique infrastructure and cabling solutions for Passive Optical LAN (POL) installations. Our product offering includes fiber optic wall mount, cabinet mount and rack mount enclosures, NEMA enclosures, pre-terminated fiber optic enclosures, fiber optic connectors, splice trays, fiber optic jumpers, plug and play cassette modules, pre-terminated fiber optic cable assemblies, adapters, and accessories.

Copper Connectivity Products. OCC’s copper enterprise connectivity products offer customers a comprehensive line of copper system solutions and a line of component compliant products necessary for high speed data and voice applications in equipment rooms, telecommunications closets, data centers and workstations. Our product offering includes: category compliant patch panels, jacks (standard keystone or proprietary bezel configuration), plugs, patch cords, faceplates, surface mounted boxes, distribution and multimedia boxes, copper rack mount and wall mount enclosures, cable assemblies, cable organizers, and other wiring products. OCC provides products compliant with Category 5e, Category 6 and Category 6A standards in both shielded and unshielded offerings. OCC also manufactures industry recognized Category 8 test qualification fixtures, and offers Category 8 plugs based on OCC’s patented technologies. OCC pioneered the required technology for high performance RJ45 connectivity applications to Ethernet, holding multiple patents for electrical performance and usability features.

Cabinets, Racks and Enclosures. We offer a wide array of high-performance network, data storage and telecommunications management systems for enterprise and residential use. Our product line includes wall mount enclosures, horizontal and vertical cable management systems and open frame relay racks. These products meet the demands of various network segments. Our products serve the equipment, cross-connect and termination needs for copper and fiber optic multimedia applications as well as wall mount and space saving UL listed ceiling mount enclosures for Passive Optical LANs.

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

Harsh Environment and Specialty Connectivity Products

In addition to our fiber optic and copper enterprise connectivity products described above, we design, manufacture, market and sell specialty fiber optic connectors and connectivity components, certain ruggedized copper datacom connectors, and related deployable systems and solutions for military, other harsh environment and specialty applications. For deployable applications, we manufacture a full range of tactical fiber optic connectors that conform to U.S. Department of Defense standards, such as MIL-PRF-29504, MIL-DTL-83522, MIL-DTL-83526, NAVSEA 7379171, and NAVSEA 7379172. In addition to military specified products, we also manufacture commercial grade versions of cylindrical connector products including EZ-MATE™, MHC®-T2, MHC®-T3 and F-LINK™. Many of our products utilize a hermaphroditic design that allows for concatenation of assemblies without regard to connector gender. This design allows for quick and easy deployment and retrieval. To provide more comprehensive interconnect solutions, we designed and developed a complete family of lightweight reels, lightweight reel stands and accessories. Our patented lightweight reels and lightweight reel stands are approved for use by the United States military. We manufacture cylindrical connector product for fixed fiber optic or applications requiring optical fiber and copper connections in the same connector. We fabricate a wide variety of simplex, duplex and multi-channel fiber optic assemblies for uses as varied as mining, oil & gas, petrochemical, renewable energy, broadcast, industrial and military applications. Our product offering also includes ruggedized RJ45 connectors.

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

Competitive Business Conditions, Positions in the Industry and Methods of Competition

The fiber optic and copper data communications cables and connectivity enterprise markets and other short- to moderate-distance markets are highly competitive. Our fiber optic cable product lines compete with products of large fiber optic cable manufacturers such as Corning Incorporated, Berk-Tek Cable (part of Leviton Manufacturing Co., Inc.), CommScope Holding Company, Inc., OFS Fitel, LLC (part of the Furukawa Electric Company), AFL (a subsidiary of Fujikura Ltd.), Hitachi Cable America Inc., Belden Inc., Prysmian Group (including General Cable), and others, some of which manufacture optical fiber. Our copper cable product lines compete with products of large copper cable manufacturers such as Prysmian Group (including General Cable), Belden Inc., Berk-Tek Cable (part of Leviton Manufacturing Co., Inc.), CommScope Holding Company, Inc., Hitachi Cable America Inc., Superior Essex (part of LS Cable & System) and others. Our fiber optic and copper connectivity product lines compete with products of large fiber optic and copper connectivity manufacturers such as CommScope Holding Company, Inc., Corning Incorporated, Leviton Manufacturing Co., Inc., Legrand S.A. (including Ortronics), Panduit Corp. and others. Our harsh environment and specialty connectivity product lines compete with products of Amphenol Corporation (including AFSI), Aptiv PLC (formerly Delphi Connection Systems), Stran Technologies and others.

Some of our competitors are more established, benefit from greater market recognition and have much greater financial, research and development, production and marketing resources than we do. Competition could increase if new companies enter the market or if existing competitors expand their product lines.

Compliance with Government Laws and Regulations

We are not aware of any material violations at our facilities of any local, state or federal government laws and regulations. We have not incurred any material expenditures related to compliance with government laws and regulations during our 2022 fiscal year, other than those in the ordinary course of business. We believe that we have materially complied with all applicable government laws and regulations.

Customers and End-Users

We have a global customer base, selling in approximately 50 countries in fiscal year 2022.

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

Employees and Human Capital Resources

As of October 31, 2022, we employed a total of 337 persons (excluding independent sales representatives and firms). Our employees are all located in the United States and are not represented by unions. We have experienced no work stoppages and we continue to take steps we believe appropriate to ensure our employee relations are good.

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

We have experienced, and could continue to experience, some difficulty in identifying and hiring skilled labor, particularly in manufacturing, as a result of macroeconomic labor trends as the COVID-19 pandemic has become more endemic-like in the U.S., as well as other related factors. These concerns have decreased the pool of available qualified talent for certain functions. As a result, we have made and continue to make strong efforts to recruit qualified talent. While we believe our compensation and benefits offerings position us for success against a limited labor pool, we continue to be mindful of the labor shortages and are committed to being competitive to retain the best talent possible.

We have taken, and continue to take, measures to protect the health and safety of our employees—including guidance regarding wearing masks, social distancing, sanitation procedures, and symptom checks.

Seasonality

We typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year, and excluding other volatility, we would normally expect 48% of total net sales to occur during the first half of a fiscal year and 52% of total net sales to occur during the second half of a fiscal year. We believe this historical seasonality pattern is generally indicative of an overall trend and reflective of the buying patterns and budgetary cycles of our customers. However, this pattern may be altered during any quarter or year by the quarterly and annual volatility of orders received for the wireless carrier market, the timing of larger projects, timing of orders from larger customers, other economic factors impacting our industry or impacting the industries of our customers and end-users, and various macroeconomic conditions including, most recently, conditions resulting from the COVID-19 pandemic. We believe our seasonality pattern in fiscal year 2022 was impacted by certain improvements we experienced in supply chain and labor constraints, particularly in the second half of fiscal year 2022. This resulted in 46% of total net sales occurring in the first half of fiscal year 2022 and 54% of total net sales occurring in the second half of fiscal year 2022. While we believe seasonality may be a factor that impacts our quarterly net sales results, particularly when excluding the volatility of sales in the wireless carrier market, we are not able to reliably predict net sales based on seasonality because these other factors can also substantially impact our net sales patterns and volatility during the year. Our trend for the last three fiscal years has been that an average of approximately 46%, 47% and 50% of our total net sales occurred during the first half of fiscal years 2022, 2021 and 2020, respectively, and an average of approximately 54%, 53% and 50% of our total net sales occurred during the second half of fiscal years 2022, 2021 and 2020, respectively.

Item 1A.	RISK FACTORS

Item 1A. Risk Factors is not a required disclosure for a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended.

Certain risk factors that may adversely affect the Company, the Company’s future results of operations and future financial condition, and future market valuation of the Company are mentioned under “Forward-Looking Information” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report for the fiscal year ended October 31, 2022 (filed as Exhibit 13.1 to this report on Form 10-K), and in our Quarterly Reports on Form 10-Q.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We own our facility located in Roanoke County, Virginia, and the land on which our Roanoke facility is located. Our Roanoke facility primarily houses our corporate headquarters, our administrative offices, our fiber optic cable manufacturing operations, our fiber optic cable product development function and our fiber optic cable warehouse. Our Roanoke facility is situated on approximately 23 acres of land (of which 11 acres is currently unused) located near the Roanoke, Virginia airport, interstate I-81 and major trucking company facilities. Our Roanoke facility building is approximately 146,000 square feet.

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

We lease a warehouse facility in Roanoke, Virginia. The space leased is approximately 36,000 square feet and is used primarily to store raw materials and other items related to our fiber optic cable operations.

We believe that we operated at approximately 45% to 50% of our production equipment capacity on average at our collective manufacturing facilities during fiscal year 2022. This determination is based on a capacity calculation that assumes we would be fully staffed to run production at all of our locations twenty-four hours per day, seven days a week, all year. Since various production equipment is specialized and our product mix varies, individual manufacturing equipment may operate at higher or lower production capacity during any given period of time. Additionally, we can experience capacity constraints based on the types of products that are being manufactured at any given time and related inherent limitations in the manufacturing process as well as the time it takes to hire and train new employees.

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

The information pertaining to shareholders beneficially owning more than five percent of the Company’s common stock and the security ownership of management, which is set forth under the caption “Beneficial Ownership of Securities” in the Proxy Statement for the 2023 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The Company had 7,893,194 shares of common stock issued and outstanding at October 31, 2022. Employees of the Company and members of the Board of Directors owned at least 34.8% of the shares issued and outstanding at October 31, 2022, including shares still subject to potential forfeiture based on vesting requirements.

The information contained under the caption “Corporate Information” of our Annual Report for the fiscal year ended October 31, 2022, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 6.	RESERVED

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for the fiscal year ended October 31, 2022, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company did not engage in transactions in derivative financial instruments or derivative commodity instruments. As of October 31, 2022, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information contained under the captions “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” and “Report of Independent Registered Public Accounting Firm” of our Annual Report for the fiscal year ended October 31, 2022, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in our accountants and the Company did not have any disagreements with its accountants on any accounting matter or financial disclosure made during our fiscal year ended October 31, 2022.

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

As of October 31, 2022, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer (principal accounting officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2022.

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

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline. Management conducted an evaluation of the design and effectiveness of the Company’s system of internal control over financial reporting as of October 31, 2022, based on the framework set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on its evaluation, management concluded that, as of October 31, 2022, the Company’s internal control over financial reporting was effective.

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

For information with respect to the Directors of the registrant, see “Election of Directors,” and “Executive Officers” in the Proxy Statement for the 2023 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

For information with respect to the executive officers of the registrant, see “Executive Officers” in the Proxy Statement for the 2023 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

The information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, which is set forth under the caption “Delinquent Section 16(a) Reports” (if applicable) in the Proxy Statement for the 2023 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning the Company’s code of ethics that applies to the Company’s principal executive officer and the Company’s senior financial officers required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Code of Ethics.”

Item 11.	EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation,” and “Director Compensation” in the Proxy Statement for the 2023 Annual Meeting of Shareholders of the Company is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning stock ownership by directors, executive officers and shareholders beneficially owning more than five percent of the Company’s common stock, which is set forth under the caption “Beneficial Ownership of Securities” in the Proxy Statement for the 2023 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning securities authorized for issuance under equity compensation plans required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Equity Compensation Plan Information.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information with respect to certain transactions with management of the Company, which is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement for the 2023 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to certain principal accountant fees and services, which is set forth under the caption “Independent Registered Public Accounting Firm” in the Proxy Statement for the 2023 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

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

(a) List of documents filed as part of this report:

1.
Financial statements: The Company’s consolidated financial statements and related notes thereto are hereby incorporated by reference to pages 21 to 41 of the Company’s Annual Report filed as Exhibit 13.1 to this Form 10-K.

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

10.7*
Amended and Restated Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective April 11, 2011 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 15, 2011).

10.8*
Amendment, effective December 18, 2012, to Amended and Restated Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective April 11, 2011 (incorporated herein by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2013 filed March 15, 2013).

10.9*
Second Amendment, effective March 14, 2014, to Amended and Restated Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective April 11, 2011, as amended December 18, 2012 (incorporated herein by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2014 filed March 17, 2014).

10.10*
Amended and Restated Employment Agreement by and between Optical Cable Corporation and Tracy G. Smith effective April 11, 2011 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 15, 2011).

10.11*
Amendment, effective December 18, 2012, to Amended and Restated Employment Agreement by and between Optical Cable Corporation and Tracy G. Smith effective April 11, 2011 (incorporated herein by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2013 filed March 15, 2013).

10.12*
Second Amendment, effective March 14, 2014, to Amended and Restated Employment Agreement by and between Optical Cable Corporation and Tracy G. Smith effective April 11, 2011, as amended December 18, 2012 (incorporated herein by reference to Exhibit 10.22 of the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2014 filed March 17, 2014).

10.13*
Form of vesting award agreement for non-employee Board members under the Optical Cable Corporation 2017 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.21 of the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2017 filed June 13, 2017).

10.14*
Form of operational performance (Company financial performance measure) vesting award agreement under the Optical Cable Corporation 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2021 filed December 20, 2021).

10.15*
First Amendment to the Optical Cable Corporation 2017 Stock Incentive Plan effective March 29, 2022 (incorporated herein by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2022 filed September 12, 2022).

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

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended October 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of October 31, 2022 and 2021, (ii) Consolidated Statements of Operations for the years ended October 31, 2022, 2021 and 2020, (iii) Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2022, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the years ended October 31, 2022, 2021 and 2020, and (v) Notes to Consolidated Financial Statements. FILED HEREWITH.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTICAL CABLE CORPORATION

Date:	December 22, 2022	By:	/S/ NEIL D. WILKIN, JR.
Neil D. Wilkin, Jr. Chairman of the Board of Directors, President and Chief Executive Officer

Date:	December 22, 2022	By:	/S/ TRACY G. SMITH
Tracy G. Smith Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 22, 2022.

Date:	December 22, 2022	/S/ NEIL D. WILKIN, JR.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date:	December 22, 2022	/S/ RANDALL H. FRAZIER
Randall H. Frazier Director

Date:	December 22, 2022	/S/ JOHN M. HOLLAND
John M. Holland Director

Date:	December 22, 2022	/S/ JOHN A. NYGREN
John A. Nygren Director

Date:	December 22, 2022	/S/ CRAIG H. WEBER
Craig H. Weber Director