Form 10-Q
period 2023-01-31
OPTICAL CABLE CORP
filed 2023-03-14
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

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

As of March 8, 2023, 7,868,568 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Three Months Ended January 31, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
OPTICAL CABLE CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	January 31,	October 31,
	2023	2022
Assets
Current assets:
Cash	$186,081	$215,936
Trade accounts receivable, net of allowance for doubtful accounts of $59,856 at January 31, 2023 and $69,643 at October 31, 2022	9,910,936	10,963,753
Other receivables	140,945	37,442
Inventories	22,261,385	19,438,766
Prepaid expenses and other assets	609,848	540,225
Total current assets	33,109,195	31,196,122

Property and equipment, net	7,302,218	7,390,285
Intangible assets, net	606,716	618,142
Other assets, net	1,483,221	1,353,257
Total assets	$42,501,350	$40,557,806
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$341,522	$338,094
Accounts payable and accrued expenses	5,558,085	5,354,150
Accrued compensation and payroll taxes	1,763,863	1,772,551
Income taxes payable	50,379	18,098
Total current liabilities	7,713,849	7,482,893

Note payable, revolver - noncurrent	6,823,065	5,999,663
Long-term debt, excluding current installments	4,104,190	4,190,508
Other noncurrent liabilities	856,222	725,024
Total liabilities	19,497,326	18,398,088
Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 7,868,568 shares at January 31, 2023 and 7,893,194 shares at October 31, 2022	14,672,827	14,638,505
Retained earnings	8,331,197	7,521,213
Total shareholders’ equity	23,004,024	22,159,718
Commitments and contingencies
Total liabilities and shareholders’ equity	$42,501,350	$40,557,806

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	January 31,
	2023	2022
Net sales	$18,283,675	$14,440,295
Cost of goods sold	11,762,466	10,394,443
Gross profit	6,521,209	4,045,852
Selling, general and administrative expenses	5,455,466	4,780,199
Royalty expense, net	6,586	6,958
Amortization of intangible assets	13,221	12,095
Income (loss) from operations	1,045,936	(753,400)
Other income (expense), net:
Interest expense, net	(270,623)	(158,260)
Other, net	67,135	(11,385)
Other expense, net	(203,488)	(169,645)
Income (loss) before income taxes	842,448	(923,045)
Income tax expense	32,464	12,748
Net income (loss)	$809,984	$(935,793)
Net income (loss) per share: Basic and diluted	$0.10	$(0.12)

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Three Months Ended January 31, 2023
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2022	7,893,194	$14,638,505	$7,521,213	$22,159,718
Share-based compensation, net	(24,626)	34,322	—	34,322
Net income	—	—	809,984	809,984
Balances at January 31, 2023	7,868,568	$14,672,827	$8,331,197	$23,004,024

	Three Months Ended January 31, 2022
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2021	7,897,477	$14,337,649	$7,868,304	$22,205,953
Share-based compensation, net	(47,479)	19,803	—	19,803
Net loss	—	—	(935,793)	(935,793)
Balances at January 31, 2022	7,849,998	$14,357,452	$6,932,511	$21,289,963

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	January 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$809,984	$(935,793)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	248,196	285,954
Bad debt recovery	(9,787)	(4,328)
Share-based compensation expense	135,041	124,439
Loss on sale of property and equipment	10,065	12,008
(Increase) decrease in:
Trade accounts receivable	1,062,604	(11,897)
Other receivables	(103,503)	20,708
Inventories	(2,822,619)	(1,603,095)
Prepaid expenses and other assets	(69,623)	77,448
Other assets	(199,075)	96,340
Increase (decrease) in:
Accounts payable and accrued expenses	119,602	457,661
Accrued compensation and payroll taxes	(8,688)	114,430
Income taxes payable	32,281	12,151
Other noncurrent liabilities	165,398	(510,513)
Net cash used in operating activities	(630,124)	(1,864,487)
Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(104,675)	(73,286)
Investment in intangible assets	(1,795)	(8,006)
Net cash used in investing activities	(106,470)	(81,292)
Cash flows from financing activities:
Proceeds from note payable, revolver	20,010,064	16,492,804
Payments on note payable, revolver	(19,186,661)	(14,428,307)
Principal payments on long-term debt	(82,891)	(79,597)
Payments for financing costs	(25,000)	(25,000)
Principal payments on financing lease	(8,773)	(8,366)
Net cash provided by financing activities	706,739	1,951,534
Net increase (decrease) in cash	(29,855)	5,755
Cash at beginning of period	215,936	132,249
Cash at end of period	$186,081	$138,004

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Three Months Ended January 31, 2023
(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10‑Q and Regulation S‑X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2023 are not necessarily indicative of the results for the fiscal year ending October 31, 2023 because the following items, among other things, may impact those results: changing macroeconomic conditions in various markets, direct and indirect impacts of the COVID-19 pandemic including (but not limited to) supply chain and labor constraints impacting production volumes, increased costs and COVID-19 related government and private industry mandates in the areas of the world in which we operate, changes in market conditions, seasonality, inflation and interest rates, changes in technology, competitive conditions, timing of certain projects and purchases by key customers, significant variations in sales resulting from high volatility and timing of large sales orders among a limited number of customers in certain markets, ability of management to execute its business plans, continued ability to maintain and/or secure future debt and/or equity financing to adequately finance ongoing operations; as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2022 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10‑Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2022.

(2)	Stock Incentive Plans and Other Share‑Based Compensation

As of January 31, 2023, there were approximately 381,000 remaining shares available for grant under the Optical Cable Corporation Stock Incentive Plan (“2017 Plan”).

Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations for the three months ended January 31, 2023 and 2022 was $135,041 and $124,439, respectively. Share-based compensation expense is entirely related to expense recognized in connection with the vesting of restricted stock awards or other stock awards.

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

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Three Months Ended January 31, 2023
(Unaudited)

Restricted stock award activity during the three months ended January 31, 2023 consisted of restricted shares withheld for taxes in connection with the vesting of restricted shares totaling 24,646 shares. OCC restricted stock grants provide the participant with the option to surrender shares to pay for withholding tax obligations resulting from any vesting restricted shares, or to pay cash to the Company or taxing authorities in the amount of the withholding taxes owed on the value of any vesting restricted shares in order to avoid surrendering shares. The Company accrued $100,719 as of January 31, 2023 related to the surrender of shares by participants to pay for withholding taxes on shares that vested on January 31, 2023.

As of January 31, 2023, the estimated amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will recognize over a 2.5 year weighted-average period is approximately $885,000.

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the three months ended January 31, 2023 and 2022 follows:

	Three Months Ended
	January 31,
	2023	2022
Balance at beginning of period	$69,643	$61,527
Bad debt expense	(9,787)	(4,328)
Balance at end of period	$59,856	$57,199

(4)	Inventories

Inventories as of January 31, 2023 and October 31, 2022 consist of the following:

	January 31,	October 31,
	2023	2022
Finished goods	$4,614,820	$3,894,102
Work in process	5,119,033	4,054,789
Raw materials	12,157,110	11,093,140
Production supplies	370,422	396,735
Total	$22,261,385	$19,438,766

(5)	Product Warranties

As of January 31, 2023 and October 31, 2022, the Company’s accrual for estimated product warranty claims totaled $65,000 and $75,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense for the three months ended January 31, 2023 and 2022 totaled $16,574 and $7,894, respectively.

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Three Months Ended January 31, 2023
(Unaudited)

The following table summarizes the changes in the Company’s accrual for product warranties during the three months ended January 31, 2023 and 2022:

	Three Months Ended
	January 31,
	2023	2022
Balance at beginning of period	$75,000	$75,000
Liabilities accrued for warranties issued during the period	55,430	55,243
Warranty claims and costs paid during the period	(26,574)	(7,894)
Changes in liability for pre-existing warranties during the period	(38,856)	(47,349)
Balance at end of period	$65,000	$75,000

(6)	Long-term Debt and Notes Payable

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

Long-term debt as of January 31, 2023 and October 31, 2022 consists of the following:

	January 31,	October 31,
	2023	2022
Virginia Real Estate Loan ($6.5 million original principal) payable in monthly installments of $31,812, including interest (at 3.95%), with final payment of $3,318,029 due May 1, 2024	$3,610,701	$3,669,294
North Carolina Real Estate Loan ($2.24 million original principal) payable in monthly installments of $10,963, including interest (at 3.95%), with final payment of $711,773 due May 1, 2024	835,011	859,308
Total long-term debt	4,445,712	4,528,602
Less current installments	341,522	338,094
Long-term debt, excluding current installments	$4,104,190	$4,190,508

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

The maximum aggregate principal amount subject to the Revolver is $18,000,000. Interest accrues on the daily balance at the per annum rate of 1.5% above the Prime Rate in effect from time to time, but not less than 4.75% (the “Applicable Rate”). In the event of a default, interest may become 6.0% above the Applicable Rate. As of January 31, 2023, the Revolver accrued interest at the prime lending rate plus 1.5% (resulting in a 9.0% rate at January 31, 2023). The termination date of the Revolver is July 24, 2025 and the loan may be extended in one year periods subject to the agreement of SLR.

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Three Months Ended January 31, 2023
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

As of January 31, 2023, the Company had $6.8 million of outstanding borrowings on its Revolver and $4.8 million in available credit. As of October 31, 2022, the Company had $6.0 million of outstanding borrowings on its Revolver and $5.9 million in available credit.

(7)	Leases

The Company has an operating lease agreement for approximately 34,000 square feet of office, manufacturing and warehouse space in Plano, Texas (near Dallas). The lease term expires on November 30, 2024.

The Company has an operating lease agreement for approximately 36,000 square feet of warehouse space in Roanoke, Virginia. During the first quarter of fiscal year 2023, the lease term was extended for an additional three years. The new expiration date is April 30, 2026.

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
Three Months Ended January 31, 2023
(Unaudited)

Operating lease expense is recognized on a straight-line basis over the lease term. Short term leases with an initial term of 12 months or less are expensed as incurred. The Company’s short term leases have month-to-month terms.

Operating lease right-of-use assets of $867,974 and $662,328 were included in other assets at January 31, 2023 and October 31, 2022, respectively. Operating lease liabilities of $387,013 and $541,904 were included in accounts payable and accrued expenses, and other noncurrent liabilities, respectively, at January 31, 2023. Operating lease liabilities of $355,183 and $374,570 were included in accounts payable and accrued expenses, and other noncurrent liabilities, respectively, at October 31, 2022. Operating lease expense recognized during the three months ended January 31, 2023 and 2022 totaled $103,333.

The weighted average remaining lease term was 29 months and the weighted average discount rate was 7.0% as of January 31, 2023.

For the three months ended January 31, 2023 and 2022, cash paid for operating lease liabilities totaled $109,815 and $107,284, respectively. For the three months ended January 31, 2023, right-of-use assets obtained in exchange for new operating lease liabilities totaled $316,028 and there was a reduction in right-of-use assets for modified operating lease liabilities totaling $15,719. For the three months ended January 31, 2022, there were no right-of-use assets obtained in exchange for new operating lease liabilities.

Financing lease right-of-use assets of $163,465 and $170,839 were included in other assets at January 31, 2023 and October 31, 2022, respectively. Financing lease liabilities of $36,150 and $121,711 were included in accounts payable and accrued expenses, and other noncurrent liabilities, respectively, at January 31, 2023. Financing lease liabilities of $35,724 and $130,911 were included in accounts payable and accrued expenses, and other noncurrent liabilities, respectively, at October 31, 2022. Interest expense related to the financing lease totaled $1,944 and $2,350 for the three month periods ended January 31, 2023 and January 31, 2022, respectively. Amortization expense related to the financing lease totaled $7,374 for the three month periods ended January 31, 2023 and January 31, 2022.

The remaining lease term for the financing lease is 43 months and the discount rate is 4.75% as of January 31, 2023.

For the three months ended January 31, 2023, cash paid for the financing lease liability totaled $1,944 for interest and $8,773 for principal. For the three months ended January 31, 2022, cash paid for the financing lease liability totaled $2,350 for interest and $8,366 for principal.

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Three Months Ended January 31, 2023
(Unaudited)

The Company’s future payments due under leases reconciled to the lease liabilities are as follows:

Fiscal Year	Operating leases	Finance lease
2023 (1)	$329,201	$32,151
2024	448,298	42,868
2025	177,997	42,868
2026	63,644	55,715
Total undiscounted lease payments	1,019,140	173,602
Present value discount	(90,223)	(15,740)
Total lease liability	$928,917	$157,862

(1) Remaining nine months of fiscal year 2023.

(8)	Fair Value Measurements

The carrying amounts reported in the condensed consolidated balance sheets as of January 31, 2023 and October 31, 2022 for cash, trade accounts receivable, other receivables, current installments of long-term debt, accounts payable and accrued expenses, and accrued compensation and payroll taxes approximate fair value because of the short maturity of these instruments. The carrying values of the Company’s note payable, revolver – noncurrent, and long-term debt, excluding current installments, approximate fair value based on long-term debt issues available to the Company as of January 31, 2023 and October 31, 2022. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

	Three months ended
	January 31,
	2023	2022
Net income (loss) (numerator)	$809,984	$(935,793)
Shares (denominator)	7,893,194	7,511,190
Basic and diluted net income (loss) per share	$0.10	$(0.12)

Weighted average unvested shares for the three months ended January 31, 2022 totaling 363,450, while issued and outstanding, were not included in the computation of basic and diluted net loss per share for the three months ended January 31, 2022 (because to include such shares would have been antidilutive, or in other words, to do so would have reduced the net loss per share for that period).

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Three Months Ended January 31, 2023
(Unaudited)

(10)	Segment Information and Business and Credit Concentrations

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not‑for‑profit organizations. Concentration of credit risk with respect to trade receivables is normally limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of January 31, 2023 have been adequately provided for in the condensed consolidated financial statements. The Company includes all entities under common ownership for the purpose of calculating business concentrations.

For the three months ended January 31, 2023 and 2022, 14.8% and 17.2%, respectively, of consolidated net sales were attributable to one national distributor customer.

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

The Company recognizes revenue at the point in time when products are shipped or delivered from its manufacturing facility to its customer, in accordance with the agreed upon shipping terms.  Since the Company typically invoices the customer at the same time that performance obligations are satisfied, no contract assets are recognized. The Company’s contract liability represents advance consideration received from customers prior to transfer of the product.  This liability was $59,313 as of January 31, 2023 and $317,310 as of October 31, 2022.

Sales to certain customers are made pursuant to agreements that provide price adjustments and limited return rights with respect to the Company’s products.  The Company maintains a reserve for estimated future price adjustment claims, rebates and returns as a refund liability. The Company’s refund liability was $257,749 as of January 31, 2023 and $233,494 as of October 31, 2022.

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
Three Months Ended January 31, 2023
(Unaudited)

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

Disaggregation of Revenue

The following table presents net sales attributable to the United States and all other countries in total for the three months ended January 31, 2023 and 2022:

	Three months ended
	January 31,
	2023	2022
United States	$14,578,085	$12,144,379
Outside the United States	3,705,590	2,295,916
Total net sales	$18,283,675	$14,440,295

(12)	Contingencies

From time to time, the Company is involved in various claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The Company believes continuing and lingering direct and indirect impacts of the COVID-19 pandemic and certain macroeconomic trends as the COVID-19 pandemic has become more endemic-like in the U.S. have created challenges that have affected production volumes and sales. While improving, the Company has continued to experience certain challenges recruiting additional personnel (particularly, production personnel), as well as certain raw material supply chain challenges, which can impact sales, shipped product volumes, pricing and lead times for certain products. The Company believes it has taken steps to successfully mitigate (to a certain extent) the impacts of these challenges; however, at this time the Company believes these challenges may continue.

The extent to which any direct and indirect impacts of the COVID-19 pandemic and certain related macroeconomic trends may continue to affect the Company in the future will depend on ongoing developments, which are highly uncertain and cannot be reasonably predicted, including, but not limited to, the duration and severity of any future outbreaks; the timing and extent of any imposition or easing of restrictions on businesses and individuals in various markets; any impact on product demand in certain of the Company’s markets; the potential for any resurgence of the virus (including its variant strains); any supply chain and labor constraints impacting production volumes and costs directly or indirectly resulting from the pandemic and after effects of the pandemic; as well as a variety of other unknowable factors.

(13)	New Accounting Standards Not Yet Adopted

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

Overview of COVID-19 Effects

As the COVID-19 pandemic has become more endemic-like in the U.S., we believe continuing and lingering direct and indirect impacts of the COVID-19 pandemic and certain macroeconomic trends have created certain challenges that have affected production volumes and sales. While improving, we have continued to experience certain challenges recruiting additional personnel (particularly, production personnel), as well as certain raw material supply chain challenges, which can impact sales, shipped product volumes, pricing and lead times for certain products. The Company has taken steps to successfully mitigate (to a certain extent) the impacts of these challenges; however, at this time the Company believes these challenges may continue.

The extent to which any continuing and lingering direct and indirect impacts of the COVID-19 pandemic and certain related macroeconomic trends may continue to affect OCC will depend on ongoing developments, which are subject to uncertainty, including, but not limited to: any supply chain and labor constraints impacting our production volumes and costs; any impact on certain of OCC’s markets; any resurgence of the virus (including its variant strains); the degree of immunity provided by any current or future vaccines and boosters; any government mandates, travel restrictions, shutdowns or other regulations related to COVID-19 impacting the markets in which we operate, market our products and/or acquire materials; as well as a variety of other unknowable factors. We cannot fully anticipate or reasonably estimate all the ways in which the current global health crisis and its direct and indirect effects could adversely impact our business in the future.

Overview of Optical Cable Corporation

Optical Cable Corporation (or OCC®) is a leading manufacturer of a broad range of fiber optic and copper data communication cabling and connectivity solutions primarily for the enterprise market and various harsh environment and specialty markets (collectively, the non-carrier markets), and also the wireless carrier market, offering integrated suites of high quality products which operate as a system solution or seamlessly integrate with other components. Our product offerings include designs for uses ranging from enterprise network, data center, residential, campus and Passive Optical LAN (“POL”) installations to customized products for specialty applications and harsh environments, including military, industrial, mining, petrochemical, renewable energy and broadcast applications, as well as the wireless carrier market. Our products include fiber optic and copper cabling, hybrid cabling (which includes fiber optic and copper elements in a single cable), fiber optic and copper connectors, specialty fiber optic, copper and hybrid connectors, fiber optic and copper patch cords, pre-terminated fiber optic and copper cable assemblies, racks, cabinets, datacom enclosures, patch panels, face plates, multimedia boxes, fiber optic reels and accessories and other cable and connectivity management accessories, and are designed to meet the most demanding needs of end-users, delivering a high degree of reliability and outstanding performance characteristics.

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

Summary of Company Performance for First Quarter of Fiscal Year 2023

●	Consolidated net sales for the first quarter of fiscal year 2023 increased 26.6% to $18.3 million, compared to $14.4 million for the same period last year.

●	Gross profit increased 61.2% to $6.5 million in the first quarter of fiscal year 2023, compared to $4.0 million for the first quarter of fiscal year 2022.

●	Gross profit margin (gross profit as a percentage of net sales) increased to 35.7% during the first quarter of fiscal year 2023, compared to 28.0% for the first quarter of fiscal year 2022.

●

SG&A expenses increased to $5.5 million during the first quarter of fiscal year 2023 compared to $4.8 million during the first quarter of fiscal year 2022. SG&A expenses as a percentage of net sales were 29.8% during the first quarter of fiscal year 2023, compared to 33.1% during the same period in fiscal year 2022.

●	Net income was $810,000, or $0.10 per share, during the first quarter of fiscal year 2023, compared to a net loss of $936,000, or $0.12 per share, for the comparable period last year.

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

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended
	January 31,		Percent
	2023	2022	Change
Net sales	$18,284,000	$14,440,000	26.6%
Gross profit	6,521,000	4,046,000	61.2
SG&A expenses	5,455,000	4,780,000	14.1
Net income (loss)	810,000	(936,000)	186.6

Three Months Ended January 31, 2023 and 2022

Net Sales

Consolidated net sales for the first quarter of fiscal year 2023 increased 26.6% to $18.3 million, compared to net sales of $14.4 million for the same period last year. We experienced an increase in net sales in both our enterprise and specialty markets, including the wireless carrier market, in the first quarter of fiscal year 2023, compared to the same period last year.

Net sales to customers in the United States increased 20.0% and net sales to customers outside of the United States increased 61.4% in the first quarter of fiscal year 2023, compared to the same period last year. We can experience fluctuations in sales from quarter to quarter in the various markets (both industries and geographies) in which we operate for various reasons.

We believe the increase in net sales was positively impacted by increased product demand and increased production throughput during the first quarter of fiscal year 2023, compared to the same period last year, as well as improved product pricing which began to take effect for new orders received during the latter half of fiscal year 2022. Our sales order backlog/forward load exceeded $11.0 million at the end of the first quarter of fiscal year 2023—continuing to be higher than typical levels while down from more than $12.0 million at the end of the fourth quarter of fiscal year 2022. We continued to see some positive indicators in our markets during the first quarter of fiscal year 2023, and at this time we believe we will benefit from this trend during fiscal year 2023; however, such expectations could be negatively impacted by macroeconomic and geopolitical risks, and any further direct and indirect impacts of the COVID-19 pandemic.

Gross Profit

Our gross profit was $6.5 million in the first quarter of fiscal year 2023, an increase of 61.2% compared to gross profit of $4.0 million in the first quarter of fiscal year 2022. Gross profit margin, or gross profit as a percentage of net sales, increased to 35.7% in the first quarter of fiscal year 2023 compared to 28.0% in the first quarter of fiscal year 2022.

Our gross profit margins tend to be higher when we achieve higher net sales levels due to our operating leverage as certain fixed manufacturing costs are spread over higher sales. This operating leverage, which is beneficial at higher sales levels, positively impacted our gross profit margin during the first quarter of fiscal year 2023 when compared to the same period last year. Our gross profit margin percentages are also heavily dependent upon product mix on a quarterly basis and may vary based on changes in product mix.

Selling, General, and Administrative Expenses

SG&A expenses increased to $5.5 million during the first quarter of fiscal year 2023, compared to $4.8 million for the same period last year. SG&A expenses as a percentage of net sales were 29.8% in the first quarter of fiscal year 2023, compared to 33.1% in the first quarter of fiscal year 2022.

The increase in SG&A expenses during the first quarter of fiscal year 2023 compared to the same period last year was primarily the result of increases in employee and contracted sales personnel related costs totaling $461,000. Included in employee and contracted sales personnel related costs are employee incentives and commissions which increased due to increased net sales and the improved financial results during the first quarter of fiscal year 2023.

Also contributing to the increase in SG&A expenses during the first quarter of fiscal year 2023 were increases in shipping costs totaling $96,000 due to the increase in net sales and the increase in the costs charged by shippers, when compared to the same period last year.

Royalty Income (Expense), Net

We recognized royalty expense, net of royalty income, totaling $7,000 during the first quarter of fiscal years 2023 and 2022. Royalty expense and/or income may fluctuate based on sales of related licensed products and estimates of amounts for non-licensed product sales, if any.

Amortization of Intangible Assets

We recognized $13,000 of amortization expense, associated with intangible assets, during the first quarter of fiscal year 2023, compared to $12,000 during the first quarter of fiscal year 2022.

Other Income (Expense), Net

We recognized other expense, net in the first quarter of fiscal year 2023 of $203,000, compared to $170,000 in the first quarter of fiscal year 2022. Other expense, net is comprised primarily of interest expense together with other miscellaneous items.

Income (Loss) Before Income Taxes

We reported income before income taxes of $842,000 for the first quarter of fiscal year 2023, compared to a loss before income taxes of $923,000 for the first quarter of fiscal year 2022. The improvement was primarily due to the increase in gross profit of $2.5 million, partially offset by the increase in SG&A expenses of $675,000.

Income Tax Expense (Benefit)

Income tax expense totaled $32,000 in the first quarter of fiscal year 2023, compared to $13,000 in the first quarter of fiscal year 2022. Our effective tax rate was 3.9% for the first quarter of fiscal year 2023 and negative 1.4% for the first quarter of fiscal year 2022.

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

If we generate sufficient income before taxes in subsequent periods such that U.S. GAAP would permit us to conclude that the removal of any valuation allowance against our net deferred tax asset is appropriate, then during the period in which such determination is made, we will recognize the non-cash benefit of such removal of the valuation allowance in income tax expense on our consolidated statement of operations, which will increase net income and will also increase the net deferred tax asset on our consolidated balance sheet. If we do not generate sufficient income before taxes in subsequent periods such that U.S. GAAP would permit us to conclude that the reduction or removal of any valuation allowance against our net deferred tax asset is appropriate, then no such non-cash benefit would be realized. There can be no assurance regarding any future realization of the benefit by us of all or part of our net deferred tax assets. As of October 31, 2022, the valuation allowance against our total gross deferred tax assets totaled $4.4 million.

Net Income (Loss)

Net income for the first quarter of fiscal year 2023 was $810,000 compared to a net loss of $936,000 for the first quarter of fiscal year 2022. This improvement was primarily due to the increase in income before income taxes of $1.8 million.

Financial Condition

Total assets increased $1.9 million, or 4.8%, to $42.5 million at January 31, 2023, from $40.6 million at October 31, 2022. This increase was primarily due to a $2.8 million increase in inventories, partially offset by a $1.1 million decrease in trade accounts receivable, net. Inventories increased largely as the result of the timing of certain raw material purchases, increases in work in process levels related to pending shipments, and the increase in finished goods inventory resulting from higher replenishment rates of stock inventory. Trade accounts receivable, net decreased due primarily to the decrease in net sales in the first quarter of fiscal year 2023 when compared to the fourth quarter of fiscal year 2022.

Total liabilities increased $1.1 million, or 6.0%, to $19.5 million at January 31, 2023, from $18.4 million at October 31, 2022. The increase in total liabilities was primarily due to net borrowings on our Revolver totaling $823,000 and an increase in accounts payable and accrued expenses totaling $204,000 primarily resulting from the timing of raw material purchases and certain vendor payments.

Total shareholders’ equity at January 31, 2023 increased $844,000 in the first quarter of fiscal year 2023. The increase resulted from net income of $810,000 and share-based compensation, net of $34,000.

Liquidity and Capital Resources

Our primary capital needs have been to fund working capital requirements through payments on our Revolver. Our primary source of capital for these purposes has been existing cash, cash provided by operations and borrowings under our Revolver (see “Credit Facilities” below).

Our cash totaled $186,000 as of January 31, 2023, a decrease of $30,000 compared to $216,000 as of October 31, 2022. The decrease in cash for the three months ended January 31, 2023 primarily resulted from net cash used in operating activities of $630,000 and capital expenditures totaling $105,000, partially offset by net cash provided by financing activities of $707,000.

On January 31, 2023, we had working capital of $25.4 million compared to $23.7 million on October 31, 2022. The ratio of current assets to current liabilities as of January 31, 2023 was 4.3 to 1.0 compared to 4.2 to 1.0 as of October 31, 2022. The increase in working capital and in the current ratio was primarily due to the increase in inventories of $2.8 million, partially offset by the $1.1 million decrease in trade accounts receivable, net.

As of January 31, 2023 and October 31, 2022, we had outstanding loan balances under our Revolver totaling $6.8 million and $6.0 million, respectively. As of January 31, 2023 and October 31, 2022, we had other outstanding bank loan balances, excluding our Revolver, totaling $4.4 million and $4.5 million, respectively.

Net Cash

Net cash used in operating activities was $630,000 in the first quarter of fiscal year 2023, compared to $1.9 million for the first quarter of fiscal year 2022. Net cash used in operating activities during the first quarter of fiscal year 2023 primarily resulted from an increase in inventories totaling $2.8 million, partially offset by certain adjustments to reconcile net income of $810,000 to net cash used in operating activities including depreciation and amortization of $248,000 and share-based compensation expense of $135,000. Additionally, the cash flow impact of decreases in trade accounts receivable, net of $1.1 million and increases in accounts payable and accrued expenses of $120,000 further contributed to offset net cash used in operating activities.

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

Net cash used in investing activities totaled $106,000 in the first quarter of fiscal year 2023, compared to $81,000 in the first quarter of fiscal year 2022. Net cash used in investing activities during the first quarter of fiscal years 2023 and 2022 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment.

Net cash provided by financing activities totaled $707,000 for the first quarter of fiscal year 2023, compared to $2.0 million in the first quarter of fiscal year 2022. Net cash provided by financing activities in the first quarter of fiscal year 2023 resulted primarily from net proceeds on our revolving line of credit totaling $823,000, partially offset by principal payments on long-term debt totaling $83,000. Net cash provided by financing activities in the first quarter of fiscal year 2022 resulted primarily from net proceeds on our revolving line of credit totaling $2.1 million, partially offset by principal payments on long-term debt totaling $80,000.

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

The Revolver with North Mill Capital LLC (doing business as SLR Business Credit, “SLR”) provides us with one or more advances in an amount up to: (a) 85% of the aggregate outstanding amount of eligible accounts (the “eligible accounts loan value”); plus (b) the lowest of (i) an amount up to 35% of the aggregate value of eligible inventory, (ii) $5.0 million, and (iii) an amount not to exceed 100% of the then outstanding eligible accounts loan value; minus (c) $1.15 million.

The maximum aggregate principal amount subject to the Revolver is $18.0 million. Interest accrues on the daily balance at the per annum rate of 1.5% above the Prime Rate in effect from time to time, but not less than 4.75% (the “Applicable Rate”). In the event of a default, interest may become 6.0% above the Applicable Rate. As of January 31, 2023, the Revolver accrued interest at the prime lending rate plus 1.5% (resulting in a 9.0% rate at January 31, 2023). The termination date of the Revolver is July 24, 2025 and the loan may be extended in one year periods subject to the agreement of SLR.

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

As of January 31, 2023, we had $6.8 million of outstanding borrowings on our Revolver and $4.8 million in available credit.

Capital Expenditures

We did not have any material commitments for capital expenditures as of January 31, 2023. During our 2023 fiscal year budgeting process, we included an estimate for capital expenditures of $1.0 million for the fiscal year. We anticipate these expenditures, to the extent made, will be funded out of our working capital, cash provided by operations or borrowings under our Revolver, as appropriate. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Additionally, total capital expenditures exceeding $1.0 million per fiscal year would require approval from our lender.

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

Seasonality

We typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year, and excluding other volatility, we would normally expect 48% of total net sales to occur during the first half of a fiscal year and 52% of total net sales to occur during the second half of a fiscal year. We believe this historical seasonality pattern is generally indicative of an overall trend and reflective of the buying patterns and budgetary cycles of our customers. However, this pattern may be altered during any quarter or year by the quarterly and annual volatility of orders received for the wireless carrier market, the timing of larger projects, timing of orders from larger customers, other economic factors impacting our industry or impacting the industries of our customers and end-users, and macroeconomic conditions. While we believe seasonality may be a factor that impacts our quarterly net sales results, particularly when excluding the volatility of sales in the wireless carrier market, we are not able to reliably predict net sales based on seasonality because these other factors can also, and often do, substantially impact our net sales patterns during the year.

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

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2022 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2022 Form 10-K did not change during the period from November 1, 2022 through January 31, 2023.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2023. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2023, and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended January 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Other Information

At the end of December 2022, an office building and its contents at the Company’s Asheville facilities sustained water damage resulting from a burst pipe in the sprinkler system, likely due to extreme low temperatures in the area during the days leading up to the event. This office building is separate from the Company’s manufacturing building which houses its manufacturing operations and certain offices located at the same location. The Company has insurance coverage for the office building, its contents and certain business expenses to cover the losses incurred. There was no significant impact to the Company’s operations, and the overall impact on the Company’s financial position, results of operations and cash flows is not expected to be material since the proceeds of the insurance are expected to approximate the expenses incurred to repair or replace the assets damaged or destroyed. During the first quarter of fiscal year 2023, the Company recorded a loss on property and equipment totaling $8,000 and incurred expenses for building stabilization and cleaning, removal of damaged items, and other miscellaneous and related activities totaling $81,000. An offsetting amount of insurance proceeds receivable totaling $76,000, net of applicable deductibles, was recorded as of January 31, 2023.

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

3.3

Amended and Restated Bylaws of Optical Cable Corporation effective October 15, 2010 (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July 31, 2011).

3.4	Amended and Restated Bylaws of Optical Cable Corporation effective March 9, 2023. FILED HEREWITH.

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

10.1*	Optical Cable Corporation 2017 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed March 13, 2017).

10.2*

Amended and Restated Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective April 11, 2011 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 15, 2011).

10.3*

Amendment, effective December 18, 2012, to Amended and Restated Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective April 11, 2011 (incorporated herein by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2013 filed March 15, 2013).

10.4*

Second Amendment, effective March 14, 2014, to Amended and Restated Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective April 11, 2011, as amended December 18, 2012 (incorporated herein by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2014 filed March 17, 2014).

10.5*

Amended and Restated Employment Agreement by and between Optical Cable Corporation and Tracy G. Smith effective April 11, 2011 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 15, 2011).

PART II. OTHER INFORMATION

10.6*

Amendment, effective December 18, 2012, to Amended and Restated Employment Agreement by and between Optical Cable Corporation and Tracy G. Smith effective April 11, 2011 (incorporated herein by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2013 filed March 15, 2013).

10.7*

Second Amendment, effective March 14, 2014, to Amended and Restated Employment Agreement by and between Optical Cable Corporation and Tracy G. Smith effective April 11, 2011, as amended December 18, 2012 (incorporated herein by reference to Exhibit 10.22 of the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2014 filed March 17, 2014).

10.8*

Form of vesting award agreement for non-employee Board members under the Optical Cable Corporation 2017 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.21 of the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2017 filed June 13, 2017).

10.9*

Form of operational performance (Company financial performance measure) vesting award agreement under the Optical Cable Corporation 2017 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2021 filed December 20, 2021).

10.10*

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at January 31, 2023 and October 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three months ended January 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended January 31, 2023 and 2022, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2023 and 2022, and (v) Condensed Notes to Condensed Consolidated Financial Statements. FILED HEREWITH.

PART II. OTHER INFORMATION

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: March 14, 2023	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: March 14, 2023	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial
Officer