Form 10-Q
period 2023-04-30
OPTICAL CABLE CORP
filed 2023-06-12
CIK 1000230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

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

As of June 7, 2023, 7,865,121 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Six Months Ended April 30, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OPTICAL CABLE CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30,	October 31,
	2023	2022
Assets
Current assets:
Cash	$324,994	$215,936
Restricted cash	1,517,885	—
Trade accounts receivable, net of allowance for doubtful accounts of $84,602 at April 30, 2023 and $69,643 at October 31, 2022	11,306,726	10,963,753
Other receivables	73,309	37,442
Inventories	23,099,964	19,438,766
Prepaid expenses and other assets	459,623	540,225
Total current assets	36,782,501	31,196,122
Property and equipment, net	7,274,715	7,390,285
Intangible assets, net	593,229	618,142
Other assets, net	1,325,441	1,353,257
Total assets	$45,975,886	$40,557,806
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$344,451	$338,094
Accounts payable and accrued expenses	5,255,712	5,354,150
Accrued compensation and payroll taxes	1,990,719	1,772,551
Income taxes payable	73,427	18,098
Total current liabilities	7,664,309	7,482,893
Note payable, revolver - noncurrent	8,006,810	5,999,663
Long-term debt, excluding current installments	4,016,555	4,190,508
Other noncurrent liabilities	721,594	725,024
Total liabilities	20,409,268	18,398,088
Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 7,865,121 shares at April 30, 2023 and 7,893,194 shares at October 31, 2022	14,812,334	14,638,505
Retained earnings	10,754,284	7,521,213
Total shareholders’ equity	25,566,618	22,159,718
Commitments and contingencies
Total liabilities and shareholders’ equity	$45,975,886	$40,557,806

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2023	2022	2023	2022
Net sales	$19,619,536	$17,200,578	$37,903,211	$31,640,873
Cost of goods sold	12,836,830	12,167,132	24,599,296	22,561,575
Gross profit	6,782,706	5,033,446	13,303,915	9,079,298
Selling, general and administrative expenses	5,662,339	5,036,331	11,117,805	9,816,530
Royalty expense, net	6,572	6,586	13,158	13,544
Amortization of intangible assets	13,689	11,540	26,910	23,635
Income (loss) from operations	1,100,106	(21,011)	2,146,042	(774,411)
Other income (expense), net:
Interest expense, net	(286,065)	(182,531)	(556,688)	(340,791)
Gain on insurance proceeds received for damage to property and equipment	1,696,290	—	1,696,290	—
Other, net	(12,311)	(29,643)	54,824	(41,028)
Other income (expense), net	1,397,914	(212,174)	1,194,426	(381,819)
Income (loss) before income taxes	2,498,020	(233,185)	3,340,468	(1,156,230)
Income tax expense (benefit)	74,933	(5,194)	107,397	7,554
Net income (loss)	$2,423,087	$(227,991)	$3,233,071	$(1,163,784)
Net income (loss) per share: Basic and diluted	$0.31	$(0.03)	$0.41	$(0.16)

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Six Months Ended April 30, 2023
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2022	7,893,194	$14,638,505	$7,521,213	$22,159,718
Share-based compensation, net	(24,626)	34,322	—	34,322
Net income	—	—	809,984	809,984
Balances at January 31, 2023	7,868,568	$14,672,827	$8,331,197	$23,004,024

Share-based compensation, net	(3,447)	139,507	—	139,507
Net income	—	—	2,423,087	2,423,087
Balances at April 30, 2023	7,865,121	$14,812,334	$10,754,284	$25,566,618

	Six Months Ended April 30, 2022
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2021	7,897,477	$14,337,649	$7,868,304	$22,205,953
Share-based compensation, net	(47,479)	19,803	—	19,803
Net loss	—	—	(935,793)	(935,793)
Balances at January 31, 2022	7,849,998	$14,357,452	$6,932,511	$21,289,963

Share-based compensation, net	44,864	113,212	—	113,212
Net loss	—	—	(227,991)	(227,991)
Balances at April 30, 2022	7,894,862	$14,470,664	$6,704,520	$21,175,184

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	April 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$3,233,071	$(1,163,784)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	496,661	569,257
Bad debt expense	14,959	18,038
Share-based compensation expense	289,680	237,651
Gain on insurance proceeds received for damage to property and equipment	(1,696,290)	—
Loss on sale of property and equipment	10,307	31,905
(Increase) decrease in:
Trade accounts receivable	(357,932)	(2,193,887)
Other receivables	(35,867)	21,647
Inventories	(3,661,198)	(2,342,183)
Prepaid expenses and other assets	80,602	100,399
Other assets	(103,560)	193,872
Increase (decrease) in:
Accounts payable and accrued expenses	(102,154)	1,932,023
Accrued compensation and payroll taxes	218,168	276,170
Income taxes payable	55,329	3,790
Other noncurrent liabilities	65,078	(712,902)
Net cash used in operating activities	(1,493,146)	(3,028,004)
Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(230,252)	(100,313)
Insurance proceeds received for damange to property and equipment, net	1,696,290	—
Investment in intangible assets	(1,997)	(11,669)
Net cash provided by (used in) investing activities	1,464,041	(111,982)
Cash flows from financing activities:
Payroll taxes withheld and remitted on share-based payments	(115,851)	(104,636)
Proceeds from note payable, revolver	41,292,679	33,107,669
Payments on note payable, revolver	(39,285,532)	(29,528,380)
Principal payments on long-term debt	(167,596)	(161,049)
Payments for financing costs	(50,000)	(50,000)
Principal payments on finance lease	(17,652)	(16,833)
Net cash provided by financing activities	1,656,048	3,246,771
Net increase in cash and restricted cash	1,626,943	106,785
Cash at beginning of period	215,936	132,249
Cash and restricted cash at end of period	$1,842,879	$239,034

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2023

(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10‑Q and Regulation S‑X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2023 are not necessarily indicative of the results for the fiscal year ending October 31, 2023 because the following items, among other things, may impact those results: changing macroeconomic conditions in various markets, supply chain and labor constraints impacting production volumes, any increased costs related to government and private industry mandates in the areas of the world in which we operate, changes in market conditions, seasonality, inflation and interest rates, changes in technology, competitive conditions, timing of certain projects and purchases by key customers, significant variations in sales resulting from high volatility and timing of large sales orders among a limited number of customers in certain markets, ability of management to execute its business plans, continued ability to maintain and/or secure future debt and/or equity financing to adequately finance ongoing operations; as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2022 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10‑Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2022.

(2)	Stock Incentive Plans and Other Share‑Based Compensation

As of April 30, 2023, there were approximately 384,000 remaining shares available for grant under the Optical Cable Corporation Stock Incentive Plan (“2017 Plan”).

Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations for the three months and six months ended April 30, 2023 was $154,639 and $289,680, respectively. Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations for the three months and six months ended April 30, 2022 was $113,212 and $237,651, respectively. Share-based compensation expense is entirely related to expense recognized in connection with the vesting of restricted stock awards or other stock awards.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2023

(Unaudited)

Restricted stock award activity during the six months ended April 30, 2023 consisted of restricted shares withheld for taxes in connection with the vesting of restricted shares totaling 28,073 shares. OCC restricted stock grants provide the participant with the option to surrender shares to pay for withholding tax obligations resulting from any vesting restricted shares, or to pay cash to the Company or taxing authorities in the amount of the withholding taxes owed on the value of any vesting restricted shares in order to avoid surrendering shares.

As of April 30, 2023, the estimated amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will recognize over a 1.2 year weighted-average period is approximately $730,000.

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the six months ended April 30, 2023 and 2022 follows:

	Six Months Ended
	April 30,
	2023	2022
Balance at beginning of period	$69,643	$61,527
Bad debt expense	14,959	18,038
Balance at end of period	$84,602	$79,565

(4)	Inventories

Inventories as of April 30, 2023 and October 31, 2022 consist of the following:

	April 30,	October 31,
	2023	2022
Finished goods	$5,581,554	$3,894,102
Work in process	5,249,317	4,054,789
Raw materials	11,876,802	11,093,140
Production supplies	392,291	396,735
Total	$23,099,964	$19,438,766

(5)	Product Warranties

As of April 30, 2023 and October 31, 2022, the Company’s accrual for estimated product warranty claims totaled $65,000 and $75,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense for the three months and six months ended April 30, 2023 totaled $13,078 and $29,652, respectively. Warranty claims expense for the three months and six months ended April 30, 2022 totaled $15,641 and $23,535, respectively.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2023

(Unaudited)

The following table summarizes the changes in the Company’s accrual for product warranties during the six months ended April 30, 2023 and 2022:

	Six Months Ended
	April 30,
	2023	2022
Balance at beginning of period	$75,000	$75,000
Liabilities accrued for warranties issued during the period	59,149	80,092
Warranty claims and costs paid during the period	(39,652)	(33,535)
Changes in liability for pre-existing warranties during the period	(29,497)	(56,557)
Balance at end of period	$65,000	$65,000

(6)	Long-term Debt and Notes Payable

The Company has credit facilities consisting of a real estate term loan, as amended and restated (the “Virginia Real Estate Loan”), a supplemental real estate term loan, as amended and restated (the “North Carolina Real Estate Loan”) and a Revolving Credit Master Promissory Note and related agreements (collectively, the “Revolver”).

Both the Virginia Real Estate Loan and the North Carolina Real Estate Loan are with Northeast Bank, have a fixed interest rate of 3.95% and are secured by a first lien deed of trust on the Company’s real property. Also see note 12.

Long-term debt as of April 30, 2023 and October 31, 2022 consists of the following:

	April 30,	October 31,
	2023	2022
Virginia Real Estate Loan ($6.5 million original principal) payable in monthly installments of $31,812, including interest (at 3.95%), with final payment of $3,318,029 due May 1, 2024	$3,550,720	$3,669,294
North Carolina Real Estate Loan ($2.24 million original principal) payable in monthly installments of $10,963, including interest (at 3.95%), with final payment of $711,773 due May 1, 2024	810,286	859,308
Total long-term debt	4,361,006	4,528,602
Less current installments	344,451	338,094
Long-term debt, excluding current installments	$4,016,555	$4,190,508

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2023

(Unaudited)

The maximum aggregate principal amount subject to the Revolver is $18,000,000. Interest accrues on the daily balance at the per annum rate of 1.5% above the Prime Rate in effect from time to time, but not less than 4.75% (the “Applicable Rate”). In the event of a default, interest may become 6.0% above the Applicable Rate. As of April 30, 2023, the Revolver accrued interest at the prime lending rate plus 1.5% (resulting in a 9.5% rate at April 30, 2023). The termination date of the Revolver is July 24, 2025 and the loan may be extended in one year periods subject to the agreement of SLR.

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

As of April 30, 2023, the Company had $8.0 million of outstanding borrowings on its Revolver and $5.0 million in available credit. As of October 31, 2022, the Company had $6.0 million of outstanding borrowings on its Revolver and $5.9 million in available credit.

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

Six Months Ended April 30, 2023

(Unaudited)

Operating lease expense is recognized on a straight-line basis over the lease term. Short term leases with an initial term of 12 months or less are expensed as incurred. The Company’s short term leases have month-to-month terms.

Operating lease right-of-use assets of $779,031 and $662,328 were included in other assets at April 30, 2023 and October 31, 2022, respectively. Operating lease liabilities of $395,891 and $439,520 were included in accounts payable and accrued expenses, and other noncurrent liabilities, respectively, at April 30, 2023. Operating lease liabilities of $355,183 and $374,570 were included in accounts payable and accrued expenses, and other noncurrent liabilities, respectively, at October 31, 2022. Operating lease expense recognized during the three months and six months ended April 30, 2023 totaled $109,144 and $212,477, respectively. Operating lease expense recognized during the three months and six months ended April 30, 2022 totaled $103,333 and $206,667, respectively.

The weighted average remaining lease term was 26.2 months and the weighted average discount rate was 7.1% as of April 30, 2023.

For the three months ended April 30, 2023 and 2022, cash paid for operating lease liabilities totaled $109,151 and $107,835, respectively. For the three months ended April 30, 2023 and 2022, there were no right-of-use assets obtained in exchange for new operating lease liabilities.

Finance lease right-of-use assets of $156,091 and $170,839 were included in other assets at April 30, 2023 and October 31, 2022, respectively. Finance lease liabilities of $36,581 and $112,404 were included in accounts payable and accrued expenses, and other noncurrent liabilities, respectively, at April 30, 2023. Finance lease liabilities of $35,724 and $130,911 were included in accounts payable and accrued expenses, and other noncurrent liabilities, respectively, at October 31, 2022. Interest expense related to the finance lease totaled $1,840 and $3,784, respectively, for the three months and six months ended April 30, 2023. Interest expense related to the finance lease totaled $2,251 and $4,601, respectively, for the three months and six months ended April 30, 2022. For the three months ended April 30, 2023 and 2022, amortization expense related to the finance lease totaled $7,374. For the six months ended April 30, 2023 and 2022, amortization expense related to the finance lease totaled $14,749.

The remaining lease term for the finance lease is 40 months and the discount rate is 4.75% as of April 30, 2023.

For the three months ended April 30, 2023, cash paid for the finance lease liability totaled $1,840 for interest and $8,878 for principal. For the six months ended April 30, 2023, cash paid for the finance lease liability totaled $3,784 for interest and $17,652 for principal.

For the three months ended April 30, 2022, cash paid for the finance lease liability totaled $2,251 for interest and $8,466 for principal. For the six months ended April 30, 2022, cash paid for the finance lease liability totaled $4,601 for interest and $16,833 for principal.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2023

(Unaudited)

The Company’s future payments due under leases reconciled to the lease liabilities are as follows:

Fiscal Year	Operating leases	Finance lease
2023 (1)	$220,050	$21,434
2024	448,298	42,868
2025	177,997	42,868
2026	63,644	55,715
Total undiscounted lease payments	909,989	162,885
Present value discount	(74,578)	(13,900)
Total lease liability	$835,411	$148,985

(1) Remaining six months of fiscal year 2023.

(8)	Fair Value Measurements

The carrying amounts reported in the condensed consolidated balance sheets as of April 30, 2023 and October 31, 2022 for cash, restricted cash, trade accounts receivable, other receivables, current installments of long-term debt, accounts payable and accrued expenses, and accrued compensation and payroll taxes approximate fair value because of the short maturity of these instruments. The carrying values of the Company’s note payable, revolver – noncurrent, and long-term debt, excluding current installments, approximate fair value based on long-term debt issues available to the Company as of April 30, 2023 and October 31, 2022. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

	Three months ended		Six months ended
	April 30,		April 30,
	2023	2022	2023	2022
Net income (loss) (numerator)	$2,423,087	$(227,991)	$3,233,071	$(1,163,784)
Shares (denominator)	7,867,755	7,487,337	7,880,685	7,464,862
Basic and diluted net income (loss) per share	$0.31	$(0.03)	$0.41	$(0.16)

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

Six Months Ended April 30, 2023

(Unaudited)

(10)	Segment Information and Business and Credit Concentrations

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not‑for‑profit organizations. Concentration of credit risk with respect to trade receivables is normally limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of April 30, 2023 have been adequately provided for in the condensed consolidated financial statements. The Company includes all entities under common ownership for the purpose of calculating business concentrations.

For the three months and six months ended April 30, 2023, 17.7% and 16.3%, respectively, of consolidated net sales were attributable to one national distributor customer. For the three months and six months ended April 30, 2022, 17.0% and 17.1%, respectively, of consolidated net sales were attributable to one national distributor customer.

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

The Company recognizes revenue at the point in time when products are shipped or delivered from its manufacturing facility to its customer, in accordance with the agreed upon shipping terms. Since the Company typically invoices the customer at the same time that performance obligations are satisfied, no contract assets are recognized. The Company’s contract liability represents advance consideration received from customers prior to transfer of the product. This liability was $59,660 as of April 30, 2023 and $317,310 as of October 31, 2022.

Sales to certain customers are made pursuant to agreements that provide price adjustments and limited return rights with respect to the Company’s products. The Company maintains a reserve for estimated future price adjustment claims, rebates and returns as a refund liability. The Company’s refund liability was $208,034 as of April 30, 2023 and $233,494 as of October 31, 2022.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2023

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

Disaggregation of Revenue

The following table presents net sales attributable to the United States and all other countries in total for the three months and six months ended April 30, 2023 and 2022:

	Three months ended		Six months ended
	April 30,		April 30,
	2023	2022	2023	2022
United States	$15,829,216	$14,792,289	$30,407,301	$26,936,668
Outside the United States	3,790,320	2,408,289	7,495,910	4,704,205
Total net sales	$19,619,536	$17,200,578	$37,903,211	$31,640,873

(12)	Restricted Cash and Gain on Insurance Proceeds

Restricted Cash

At the end of December 2022, an office building and its contents at the Company’s Asheville facilities sustained water damage resulting from a burst pipe in the sprinkler system. The office building is separate from the Company’s manufacturing building which houses its manufacturing operations and certain offices at the same location. The Company has insurance coverage for the office building, its contents and certain business expenses to cover damages and any losses incurred.

As of April 30, 2023, the Company has restricted cash of $1,517,885, resulting from the receipt of a portion of the proceeds from the insurance claim for which offsetting expenses have not yet been incurred. The insurance proceeds recorded as restricted cash relate to the collateral for the Company’s real estate term loans with Northeast Bank and, as a result, are held in escrow. Cash may be released from escrow as the Company submits details of expenses incurred for restoration and repair of the related property to Northeast Bank. Any cash remaining in escrow after any restoration and repairs are completed, will be available for the benefit of the Company or to pay down the real estate term loans once Northeast Bank is satisfied that the collateral has been returned to an acceptable state. Cash may also be released from escrow in the event the Company pays off the real estate term loans with Northeast Bank.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2023

(Unaudited)

Gain on Insurance Proceeds

During the second quarter of fiscal year 2023, the Company received insurance proceeds in connection with the office building and its contents at the Company’s Asheville facilities sustaining water damage from a burst pipe at the end of December 2022. The office building damaged is separate from the Company’s manufacturing building, which houses its manufacturing operations and certain offices at the same location. There was no significant impact to the Company’s operations as a result of this event.

Insurance proceeds for all assets covered, net of applicable deductibles, received through April 30, 2023 totaled $2,056,008. During the first half of fiscal year 2023, the Company recorded a loss on property and equipment totaling $7,538 and incurred expenses for building stabilization and cleaning, removal of damaged items, and other miscellaneous and related activities totaling $359,718.

Insurance proceeds received in excess of expenses incurred through April 30, 2023, a net total of $1,696,290, is included in other income (expense), net as a gain on insurance proceeds received for damage to property and equipment on the Company’s condensed consolidated statement of operations. To the extent the Company incurs expenses in future periods for renovation, repair or replacement or damaged assets, the Company may recognize offsetting losses in those future periods. The Company does not expect any future restoration and repair costs to exceed any insurance proceeds.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to known and unknown variables, uncertainties, contingencies and risks that may cause actual events or results to differ materially from our expectations. Such known and unknown variables, uncertainties, contingencies and risks (collectively, “factors”) may also adversely affect Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”), the Company’s future results of operations and future financial condition, and/or the future equity value of the Company. Factors that could cause or contribute to such differences from our expectations or that could adversely affect the Company include, but are not limited to: the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate and/or government spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber, copper, gold and other precious metals, plastics and other materials); fluctuations in transportation costs; our dependence on customized equipment for the manufacture of certain of our products in certain production facilities; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing in one or more of the markets in which we participate, including the impact of increased competition; our dependence on a limited number of suppliers for certain product components; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in any litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in any regulatory reviews and audits and potential regulatory reviews and audits; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences for competing technologies relative to our product offering; economic conditions that affect the telecommunications sector, the data communications sector, certain technology sectors and/or certain industry market sectors (for example, mining, oil & gas, military, and wireless carrier industry market sectors); economic conditions that affect U.S.-based manufacturers; economic conditions or changes in relative currency strengths (for example, the strengthening of the U.S. dollar relative to certain foreign currencies) and import and/or export tariffs imposed by the U.S. and other countries that affect certain geographic markets, industry market sector, and/or the economy as a whole; changes in demand for our products from certain competitors for which we provide private label connectivity products; changes in the mix of products sold during any given period (due to, among other things, seasonality or varying strength or weaknesses in particular markets in which we participate) which may impact gross profits and gross profit margins or net sales; variations in orders and production volumes of hybrid cables (fiber and copper) with high copper content, which tend to have lower gross profit margins; significant variations in sales resulting from: (i) high volatility within various geographic markets, within targeted markets and industries, for certain types of products, and/or with certain customers (whether related to the market generally or to specific customers’ business in particular), (ii) timing of large sales orders, and (iii) high sales concentration among a limited number of customers in certain markets, particularly the wireless carrier market; terrorist attacks or acts of war, any current or potential future military conflicts, and acts of civil unrest; cold wars and economic sanctions as a result of these activities; changes in the level of spending by the United States government, including, but not limited to military spending; ability to recruit and retain key personnel (including production personnel); poor labor relations; increasing labor costs; delays, extended lead times and/or changes in availability of needed raw materials, equipment and/or supplies; shipping and other logistics challenges; impact of inflation on costs, including raw materials and labor, and ability to pass along any increased costs to customers; impact of rising interest rates increasing the cost of capital; impact of cybersecurity risks and incidents and the related actual or potential costs and consequences of such risks and incidents, including costs and regulations to limit such risks; the impact of data privacy laws and the General Data Protection Regulation and the related actual or potential costs and consequences; the impact of changes in accounting policies and related costs of compliance, including changes by the Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board (“PCAOB”), the Financial Accounting Standards Board (“FASB”), and/or the International Accounting Standards Board (“IASB”); our ability to continue to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; the impact of changes and potential changes in federal laws and regulations adversely affecting our business and/or which result in increases in our direct and indirect costs, including our direct and indirect costs of compliance with such laws and regulations; rising healthcare costs; impact of new or changed government laws and regulations on healthcare costs; the impact of changes in state or federal tax laws and regulations increasing our costs and/or impacting the net return to investors owning our shares; any changes in the status of our compliance with covenants with our lenders; our continued ability to maintain and/or secure future debt financing and/or equity financing to adequately finance our ongoing operations; the impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, making investments in or with, and/or acquiring parties that compete with and/or have conflicts with our customers; voluntary or involuntary delisting of the Company’s common stock from any exchange on which it is traded; the deregistration by the Company from SEC reporting requirements as a result of the small number of holders of the Company’s common stock; adverse reactions by customers, vendors or other service providers to unsolicited proposals regarding the ownership or management of the Company; the additional costs of considering, responding to and possibly defending our position on unsolicited proposals regarding the ownership or management of the Company; direct and indirect impacts of weather, natural disasters and/or epidemic, pandemic or endemic diseases in the areas of the world in which we operate, market our products and/or acquire raw materials including impacts on supply chains, labor constraints impacting our production volumes and costs; any present or future government mandates, travel restrictions, shutdowns or other regulations regarding any epidemic, pandemic or endemic diseases; an increase in the number of shares of the Company’s common stock issued and outstanding; economic downturns generally and/or in one or more of the markets in which we operate; changes in market demand, exchange rates, productivity, market dynamics, market confidence, macroeconomic and/or other economic conditions in the areas of the world in which we operate and market our products; and our success in managing the risks involved in the foregoing.

We caution readers that the foregoing list of important factors is not exclusive. Furthermore, we incorporate by reference those factors included in current reports on Form 8‑K and/or in our other filings.

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

Summary of Company Performance for Second Quarter of Fiscal Year 2023

●	Consolidated net sales for the second quarter of fiscal year 2023 increased 14.1% to $19.6 million, compared to $17.2 million for the same period last year.

●	Gross profit increased 34.8% to $6.8 million in the second quarter of fiscal year 2023, compared to $5.0 million for the second quarter of fiscal year 2022.

●	Gross profit margin (gross profit as a percentage of net sales) increased to 34.6% during the second quarter of fiscal year 2023, compared to 29.3% for the second quarter of fiscal year 2022.

●

SG&A expenses increased to $5.7 million during the second quarter of fiscal year 2023 compared to $5.0 million during the second quarter of fiscal year 2022. SG&A expenses as a percentage of net sales were 28.9% during the second quarter of fiscal year 2023, compared to 29.3% during the same period in fiscal year 2022.

●	Income from operations was $1.1 million during the second quarter of fiscal year 2023 compared to a $21,000 loss from operations during the same period of fiscal year 2022.

●	Net income was $2.4 million, or $0.31 per share, during the second quarter of fiscal year 2023, compared to a net loss of $228,000, or $0.03 per share, for the comparable period last year.

●

During the second quarter of fiscal year 2023, we received insurance proceeds in connection with our office building and its contents at our Asheville facilities sustaining water damage from a burst pipe at the end of December 2022. As a result, we recognized a gain on insurance proceeds received for damage to property and equipment during the second quarter of fiscal year 2023 totaling $1.7 million, which is reflected as income under other income (expense), net. To the extent we incur expenses in future periods to restore, repair or replace damaged assets, we may recognize offsetting losses in those future periods. At this time, we do not expect any future restoration and repair costs to exceed any insurance proceeds. The office building damaged is separate from our manufacturing building, which houses our manufacturing operations and certain offices at the same location. There was no significant impact to our operations as a result of this event.

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

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended			Six Months Ended
	April 30,		Percent	April 30,		Percent
	2023	2022	Change	2023	2022	Change
Net sales	$19,620,000	$17,201,000	14.1%	$37,903,000	$31,641,000	19.8%
Gross profit	6,783,000	5,033,000	34.8	13,304,000	9,079,000	46.5
SG&A expenses	5,662,000	5,036,000	12.4	11,118,000	9,817,000	13.3
Income (loss) from operations	1,100,000	(21,000)	5,338.1	2,146,000	(774,000)	377.1
Net income (loss)	2,423,000	(228,000)	1,162.8	3,233,000	(1,164,000)	377.8

Three Months Ended April 30, 2023 and 2022

Net Sales

Consolidated net sales for the second quarter of fiscal year 2023 increased 14.1% to $19.6 million, compared to net sales of $17.2 million for the same period last year. We experienced an increase in net sales in our specialty markets in the second quarter of fiscal year 2023, compared to the same period last year, but the increase was partially offset by decreases in net sales in our enterprise market.

Net sales to customers in the United States increased 7.0%, or $1.0 million, and net sales to customers outside of the United States increased 57.4%, or $1.4 million, in the second quarter of fiscal year 2023, compared to the same period last year. We can experience fluctuations in sales from quarter to quarter in the various markets (both industries and geographies) in which we operate for various reasons.

Our sales order backlog/forward load continues to remain at higher than typical levels, while decreasing to approximately $8.0 million at the end of the second quarter of fiscal year 2023, compared to more than $12.0 million at the end of the fourth quarter of fiscal year 2022.  Net sales for the remainder of fiscal year 2023 could be negatively impacted by various continuing macroeconomic pressures, risks and uncertainties.  Certain of our markets are showing signs of softening.  At the same time, we see what we believe to be positive indicators in certain of our other markets.

We believe our net sales benefited from increased production throughput during the second quarter of fiscal year 2023, compared to the same period last year, as well as our higher than typical levels of sales order backlog/forward load. Additionally, improved product pricing, increased to cover certain inflationary costs, began to take effect for new orders received during the latter half of fiscal year 2022.

Gross Profit

Our gross profit was $6.8 million in the second quarter of fiscal year 2023, an increase of 34.8% compared to gross profit of $5.0 million in the second quarter of fiscal year 2022. Gross profit margin, or gross profit as a percentage of net sales, increased to 34.6% in the second quarter of fiscal year 2023 compared to 29.3% in the second quarter of fiscal year 2022.

Our gross profit margins tend to be higher when we achieve higher net sales levels due to our operating leverage as certain fixed manufacturing costs are spread over higher sales. This operating leverage, which is beneficial at higher sales levels, positively impacted our gross profit margin during the second quarter of fiscal year 2023 when compared to the same period last year. Our gross profit margin percentages are also heavily dependent upon product mix on a quarterly basis and may vary based on changes in product mix.

Selling, General, and Administrative Expenses

SG&A expenses increased to $5.7 million during the second quarter of fiscal year 2023, compared to $5.0 million for the same period last year. SG&A expenses as a percentage of net sales were 28.9% in the second quarter of fiscal year 2023, compared to 29.3% in the second quarter of fiscal year 2022.

The increase in SG&A expenses during the first quarter of fiscal year 2023 compared to the same period last year was primarily the result of increases in employee and contracted sales personnel related costs totaling $518,000. Included in employee and contracted sales personnel related costs are employee incentives and commissions which increased due to increased net sales and the improved financial results during the second quarter of fiscal year 2023.

Also contributing to the increase in SG&A expenses during the second quarter of fiscal year 2023 were increases in travel and marketing expenses due to the return to a more typical level of business travel and an increase in the number of, and the attendance at, tradeshows during the second quarter of fiscal year 2023, when compared to the same period last year.

Royalty Income (Expense), Net

We recognized royalty expense, net of royalty income, totaling $7,000 during the second quarter of fiscal years 2023 and 2022. Royalty expense and/or income may fluctuate based on sales of related licensed products and estimates of amounts for non-licensed product sales, if any.

Amortization of Intangible Assets

We recognized $14,000 of amortization expense, associated with intangible assets, during the second quarter of fiscal year 2023, compared to $12,000 during the second quarter of fiscal year 2022.

Income (loss) from operations

We reported income from operations of $1.1 million for the second quarter of fiscal year 2023, compared to a loss from operations of $21,000 for the second quarter of fiscal year 2022.

Other Income (Expense), Net

We recognized other income, net in the second quarter of fiscal year 2023 of $1.4 million, compared to other expense, net of $212,000 in the second quarter of fiscal year 2022.

Other income, net for the fiscal quarter ended April 30, 2023 is comprised primarily of the gain on insurance proceeds received for damage to property and equipment totaling $1.7 million, partially offset by interest expense and other miscellaneous items. The change in other income, net during the second quarter of fiscal year 2023 compared to the same period last year was primarily due to the gain on insurance proceeds received.

During the second quarter of fiscal year 2023, we received insurance proceeds in connection with our office building and its contents at our Asheville facilities sustaining water damage from a burst pipe at the end of December 2022. In connection with this event, we recognized a gain on insurance proceeds received for damage to property and equipment during the second quarter of fiscal year 2023 totaling $1.7 million. To the extent we incur expenses in future periods to restore, repair or replace damaged assets, we may recognize offsetting losses in those future periods. At this time, we do not expect future restoration and repair costs to exceed any insurance proceeds.

The office building sustaining water damage at our Asheville facilities is separate from our manufacturing building, which houses our manufacturing operations and certain offices at the same location. There was no significant impact to our operations as a result of this event.

Income (Loss) Before Income Taxes

We reported income before income taxes of $2.5 million for the second quarter of fiscal year 2023, compared to a loss before income taxes of $233,000 for the second quarter of fiscal year 2022. The improvement was primarily due to the increase in gross profit of $1.7 million, and the gain on insurance proceeds received for damage to property and equipment of $1.7 million, partially offset by the increase in SG&A expenses of $626,000.

Income Tax Expense (Benefit)

Income tax expense totaled $75,000 in the second quarter of fiscal year 2023, compared to income tax benefit of $5,000 in the second quarter of fiscal year 2022. Our effective tax rate was 3.0% for the second quarter of fiscal year 2023 and 2.2% for the second quarter of fiscal year 2022.

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

Net Income (Loss)

Net income for the second quarter of fiscal year 2023 was $2.4 million, or $0.31 per share, compared to a net loss of $228,000, or $0.03 per share, for the second quarter of fiscal year 2022. This improvement was primarily due to the increase in income before income taxes of $2.7 million, which includes the $1.7 million gain on insurance proceeds received for damage to property and equipment included in other income, net.

Six Months Ended April 30, 2023 and 2022

Net Sales

Consolidated net sales for the first half of fiscal year 2023 were $37.9 million, an increase of 19.8% compared to net sales of $31.6 million for the same period last year. We experienced increases in net sales in our specialty markets in the first half of fiscal year 2023, compared to the same period last year, but the increases were partially offset by decreases in net sales in our enterprise market. Net sales to customers in the United States increased 12.9%, or $3.5 million, and net sales to customers outside of the United States increased 59.3%, or $2.8 million, in the first half of fiscal year 2023, compared to the same period last year. We can experience fluctuations in sales from quarter to quarter in the various markets in which we operate for various reasons.

Our sales order backlog/forward load continues to remain at higher than typical levels, while decreasing to approximately $8.0 million at the end of the first half of fiscal year 2023, compared to more than $12.0 million at the end of fiscal year 2022.  Net sales for the remainder of fiscal year 2023 could be negatively impacted by various continuing macroeconomic pressures, risks and uncertainties.  Certain of our markets are showing signs of softening.  At the same time, we see what we believe to be positive indicators in certain of our other markets.

We believe our net sales benefited from increased production throughput during the first half of fiscal year 2023, compared to the same period last year, as well as our higher than typical levels of sales order backlog/forward load. Additionally, improved product pricing, increased to cover certain inflationary costs, began to take effect for new orders received during the latter half of fiscal year 2022.

Gross Profit

Our gross profit was $13.3 million in the first half of fiscal year 2023, an increase of 46.5% compared to gross profit of $9.1 million in the first half of fiscal year 2022. Gross profit margin increased to 35.1% in the first half of fiscal year 2023 compared to 28.7% in the first half of fiscal year 2022.

Our gross profit margins tend to be higher when we achieve higher net sales levels due to our operating leverage as certain fixed manufacturing costs are spread over higher sales. This operating leverage, which is beneficial at higher sales levels, positively impacted our gross profit margin during the first half of fiscal year 2023 when compared to the same period last year. Our gross profit margin percentages are also heavily dependent upon product mix on a quarterly basis and may vary based on changes in product mix.

Selling, General, and Administrative Expenses

SG&A expenses increased 13.3% to $11.1 million during the first half of fiscal year 2023, compared to $9.8 million for the same period last year. SG&A expenses as a percentage of net sales were 29.3% in the first half of fiscal year 2023, compared to 31.0% in the first half of fiscal year 2022.

The increase in SG&A expenses during the first half of fiscal year 2023 compared to the same period last year was primarily the result of increases in employee and contracted sales personnel related costs totaling $979,000. Included in employee and contracted sales personnel related costs are employee incentives and commissions which increased due to increased net sales and the improved financial results during the second quarter of fiscal year 2023.

Also contributing to the increase in SG&A expenses during the second quarter of fiscal year 2023 were increases in shipping expenses and increases in travel and marketing expenses. Shipping expenses increased due to the increase in net sales and the increase in the costs charged by shippers, when compared to the same period last year. Travel and marketing expenses increased due to the return to a more typical level of business travel and an increase in the number of, and the attendance at, tradeshows during the first half of fiscal year 2023, when compared to the same period last year.

Royalty Income (Expense), Net

We recognized royalty expense, net of royalty income, totaling $13,000 during the first half of fiscal year 2023 compared to $14,000 during the first half of fiscal year 2022. Royalty income and/or expense may fluctuate based on sales of related licensed products and estimates of amounts for non-licensed product sales, if any.

Amortization of Intangible Assets

We recognized $27,000 of amortization expense, associated with intangible assets, during the first half of fiscal year 2023, compared to $24,000 during the first half of fiscal year 2022.

Income (loss) from operations

We reported income from operations of $2.1 million for the first half of fiscal year 2023, compared to a loss from operations of $774,000 for the first half of fiscal year 2022.

Other Income (Expense), Net

We recognized other income, net in the first half of fiscal year 2023 of $1.2 million, compared to other expense, net of $382,000 in the first half of fiscal year 2022.

Other income, net for the first half of fiscal year 2023 is comprised primarily of the gain on insurance proceeds received for damage to property and equipment totaling $1.7 million, partially offset by interest expense and other miscellaneous items. The change in other income, net during the first half of fiscal year 2023 compared to the same period last year was primarily due to the insurance proceeds received.

During the second quarter of fiscal year 2023, we received insurance proceeds in connection with our office building and its contents at our Asheville facilities sustaining water damage from a burst pipe at the end of December 2022. In connection with this event, we recognized a gain on insurance proceeds received for damage to property and equipment during the second quarter of fiscal year 2023 totaling $1.7 million. To the extent we incur expenses in future periods to restore, repair or replace damaged assets, we may recognize offsetting losses in those future periods.

At this time, we do not expect any future restoration and repair costs to exceed any insurance proceeds. The office building sustaining water damage at our Asheville facilities is separate from our manufacturing building, which houses our manufacturing operations and certain offices at the same location. There was no significant impact to our operations as a result of this event.

Income (Loss) Before Income Taxes

We reported income before income taxes of $3.3 million for the first half of fiscal year 2023, compared to a loss before income taxes of $1.2 million for the first half of fiscal year 2022. The improvement was primarily due to the increase in gross profit of $4.2 million, and the gain on insurance proceeds received for damage to property and equipment of $1.7 million, partially offset by the increase in SG&A expenses of $1.3 million.

Income Tax Expense (Benefit)

Income tax expense totaled $107,000 in the first half of fiscal year 2023, compared to $8,000 in the first half of fiscal year 2022. Our effective tax rate was 3.2% for the first half of fiscal year 2023 and less than negative one percent for the first half of fiscal year 2022.

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

Net Income (Loss)

Net income for the first half of fiscal year 2023 was $3.2 million, or $0.41 per share, compared to a net loss of $1.2 million, or $0.16 per share, for the first half of fiscal year 2022. This change was primarily due to the increase in income before income taxes of $4.5 million, which includes the $1.7 million gain on insurance proceeds received for damage to property and equipment.

Financial Condition

Total assets increased $5.4 million, or 13.4%, to $46.0 million at April 30, 2023, from $40.6 million at October 31, 2022. This increase was primarily due to a $3.7 million increase in inventories and a $1.5 million increase in restricted cash. Inventories increased largely as the result of the timing of certain raw material purchases, increases in work in process levels related to pending shipments, and the increase in finished goods inventory resulting from higher replenishment rates of stock inventory. Restricted cash increased resulting from the receipt of a portion of the proceeds from the insurance claim related to water damage from a burst pipe in the sprinkler system in our Asheville office building for which offsetting expenses have not yet been incurred. The insurance proceeds recorded in restricted cash relate to the collateral for the Company’s real estate term loans with Northeast Bank and, as a result, are held in escrow. Cash may be released from escrow as the Company submits details of expenses incurred for restoration and repair of the related property to Northeast Bank. Any cash remaining in escrow after any restoration and repairs are completed, will be available for the benefit of the Company or to pay down the real estate term loans once Northeast Bank is satisfied that the collateral has been returned to an acceptable state. Cash may also be released from escrow in the event the Company pays off the real estate term loans with Northeast Bank.

Total liabilities increased $2.0 million, or 10.9%, to $20.4 million at April 30, 2023, from $18.4 million at October 31, 2022. The increase in total liabilities was primarily due to net borrowings on our Revolver totaling $2.0 million.

Total shareholders’ equity at April 30, 2023 increased $3.4 million in the first half of fiscal year 2023. The increase resulted from net income of $3.2 million and share-based compensation, net of $174,000.

Liquidity and Capital Resources

Our primary capital needs have been to fund working capital requirements through payments on our Revolver. Our primary source of capital for these purposes has been existing cash, cash provided by operations and borrowings under our Revolver (see “Credit Facilities” below).

Our unrestricted cash of $325,000 and restricted cash of $1.5 million totaled $1.8 million as of April 30, 2023, an increase of $1.6 million compared to unrestricted cash of $216,000 as of October 31, 2022. The increase in cash and restricted cash for the six months ended April 30, 2023 primarily resulted from insurance proceeds received for damage to property and equipment totaling $1.7 million, net, and cash provided by financing activities of $1.7 million, partially offset by cash used in operating activities of $1.5 million.

On April 30, 2023, we had working capital of $27.6 million, excluding restricted cash of $1.5 million, compared to $23.7 million on October 31, 2022. The ratio of current assets, excluding restricted cash of $1.5 million, to current liabilities as of April 30, 2023 was 4.6 to 1.0 compared to 4.2 to 1.0 as of October 31, 2022. The increase in working capital, excluding restricted cash, and in the current ratio, excluding restricted cash, was primarily due to the increase in inventories of $3.7 million.

As of April 30, 2023 and October 31, 2022, we had outstanding loan balances under our Revolver totaling $8.0 million and $6.0 million, respectively. As of April 30, 2023 and October 31, 2022, we had other outstanding bank loan balances, excluding our Revolver, totaling $4.4 million and $4.5 million, respectively.

Net Cash

Net cash used in operating activities was $1.5 million in the first half of fiscal year 2023, compared to $3.0 million for the first half of fiscal year 2022. Net cash used in operating activities during the first half of fiscal year 2023 primarily resulted from an increase in inventories totaling $3.7 million, the cash flow impact of increases in trade accounts receivable, net totaling $358,000, and an adjustment to reconcile net income of $3.2 million to net cash used in operating activities for the gain on insurance proceeds received for damage to property and equipment totaling $1.7 million, partially offset by certain other adjustments to reconcile net income of $3.2 million to net cash used in operating activities including depreciation and amortization of $497,000 and share-based compensation expense of $290,000.

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

Net cash provided by investing activities totaled $1.5 million in the first half of fiscal year 2023, compared to net cash used in investing activities of $112,000 in the first half of fiscal year 2022. Net cash provided by investing activities during the first half of fiscal year 2023 resulted primarily from the net insurance proceeds received for damage to property and equipment totaling $1.7 million, partially offset by purchases of property and equipment and deposits for the purchase of property and equipment. Net cash used in investing activities during the first half of fiscal year 2022 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment.

Net cash provided by financing activities totaled $1.7 million for the first half of fiscal year 2023, compared to $3.2 million in the first half of fiscal year 2022. Net cash provided by financing activities in the first half of fiscal year 2023 resulted primarily from net proceeds on our revolving line of credit totaling $2.0 million, partially offset by principal payments on long-term debt totaling $168,000. Net cash provided by financing activities in the first half of fiscal year 2022 resulted primarily from net proceeds on our revolving line of credit totaling $3.6 million, partially offset by principal payments on long-term debt totaling $161,000.

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

The maximum aggregate principal amount subject to the Revolver is $18.0 million. Interest accrues on the daily balance at the per annum rate of 1.5% above the Prime Rate in effect from time to time, but not less than 4.75% (the “Applicable Rate”). In the event of a default, interest may become 6.0% above the Applicable Rate. As of April 30, 2023, the Revolver accrued interest at the prime lending rate plus 1.5% (resulting in a 9.5% rate at April 30, 2023). The termination date of the Revolver is July 24, 2025 and the loan may be extended in one year periods subject to the agreement of SLR.

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

As of April 30, 2023, we had $8.0 million of outstanding borrowings on our Revolver and $5.0 million in available credit.

Capital Expenditures

We did not have any material commitments for capital expenditures as of April 30, 2023. During our 2023 fiscal year budgeting process, we included an estimate for capital expenditures of $1.0 million for the fiscal year. We anticipate these expenditures, to the extent made, will be funded out of our working capital, cash provided by operations or borrowings under our Revolver, as appropriate. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Additionally, total capital expenditures exceeding $1.0 million per fiscal year would require approval from our lender.

Corporate acquisitions and other strategic investments, if any, are considered outside of our annual capital expenditure budgeting process. Our office building and its contents at our Asheville facilities sustained water damage from a burst pipe at the end of December 2022. The office building damaged is separate from our manufacturing building, which houses our manufacturing operations and certain offices at the same location. There was no significant impact to our operations as a result of this event. At this time, we do not expect any future costs to restore, repair or replace damaged assets to exceed any insurance proceeds. To the extent we have future expenditures as a result of this event, such expenditures may be expensed or capitalized in future periods, in accordance with U.S. GAAP.

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

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2022 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2022 Form 10-K did not change during the period from November 1, 2022 through April 30, 2023.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2023. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2023, and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 5. Other Information

At the end of December 2022, an office building and its contents at the Company’s Asheville facilities sustained water damage resulting from a burst pipe in the sprinkler system, likely due to extreme low temperatures in the area during the days leading up to the event. This office building is separate from the Company’s manufacturing building which houses its manufacturing operations and certain offices at the same location. There was no significant impact to the Company’s operations. The Company has insurance coverage for the office building, its contents and certain business expenses to cover the losses incurred.

During the first half of fiscal year 2023, the Company recorded a loss on property and equipment totaling $8,000 and incurred expenses for building stabilization and cleaning, removal of damaged items, and other miscellaneous and related activities totaling $360,000. Insurance proceeds for all assets covered, net of applicable deductibles, received through April 30, 2023 totaled $2.0 million. Of the $2.0 million insurance proceeds received, $1.5 million relates to the collateral for the Company’s real estate term loans with Northeast Bank and, as a result, is held in escrow. Cash may be released from escrow as the Company submits details of expenses incurred for restoration and repair of the related property to Northeast Bank. Any cash remaining in escrow after any restoration and repairs are completed, will be available for the benefit of the Company or to pay down the real estate term loans once Northeast Bank is satisfied that the collateral has been returned to an acceptable state. Cash may also be released from escrow in the event the Company pays off the real estate term loans with Northeast Bank.

The amount held in escrow is for the real estate portion only of the insurance proceeds received through April 30, 2023, and will continue to be held by Northeast Bank until used or otherwise distributed for the benefit of OCC.

The insurance proceeds received in excess of expenses incurred through April 30, 2023, a net total of $1.7 million, is included in other income (expense), net as a gain on insurance proceeds received for damage to property and equipment on the Company’s condensed consolidated statement of operations. To the extent the Company incurs expenses in future periods to restore, repair or replace damaged assets, it may recognize offsetting losses in those future periods. At this time, the Company does not expect any future restoration and repair costs to exceed any insurance proceeds.

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

3.4

Amended and Restated Bylaws of Optical Cable Corporation effective March 9, 2023 (incorporated herein by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the first quarter ended January 31, 2023).

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 30, 2023 and October 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three months and six months ended April 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Shareholders’ Equity for the three months and six month ended April 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2023 and 2022, and (v) Condensed Notes to Condensed Consolidated Financial Statements. FILED HEREWITH.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION (Registrant)

Date: June 12, 2023	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: June 12, 2023	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial Officer