Form 10-Q
period 2023-07-31
OPTICAL CABLE CORP
filed 2023-09-12
CIK 1000230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

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

As of September 6, 2023, 7,893,681 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Nine Months Ended July 31, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OPTICAL CABLE CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31,	October 31,
	2023	2022
Assets
Current assets:
Cash	$192,689	$215,936
Restricted cash	1,517,885	—
Trade accounts receivable, net of allowance for doubtful accounts of $77,410 at July 31, 2023 and $69,643 at October 31, 2022	9,299,605	10,963,753
Income taxes refundable - current	15,745	—
Other receivables	70,872	37,442
Inventories	24,946,333	19,438,766
Prepaid expenses and other assets	461,094	540,225
Total current assets	36,504,223	31,196,122
Property and equipment, net	7,214,179	7,390,285
Intangible assets, net	579,713	618,142
Other assets, net	1,255,949	1,353,257
Total assets	$45,554,064	$40,557,806
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$4,275,941	$338,094
Accounts payable and accrued expenses	5,702,060	5,354,150
Accrued compensation and payroll taxes	1,825,950	1,772,551
Income taxes payable	12,098	18,098
Total current liabilities	11,816,049	7,482,893
Note payable, revolver - noncurrent	7,314,692	5,999,663
Long-term debt, excluding current installments	—	4,190,508
Other noncurrent liabilities	582,402	725,024
Total liabilities	19,713,143	18,398,088
Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 7,893,681 shares at July 31, 2023 and 7,893,194 shares at October 31, 2022	14,985,834	14,638,505
Retained earnings	10,855,087	7,521,213
Total shareholders’ equity	25,840,921	22,159,718
Commitments and contingencies
Total liabilities and shareholders’ equity	$45,554,064	$40,557,806

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
Net sales	$16,941,378	$17,382,640	$54,844,589	$49,023,513
Cost of goods sold	11,825,348	12,574,435	36,424,644	35,136,010
Gross profit	5,116,030	4,808,205	18,419,945	13,887,503
Selling, general and administrative expenses	4,957,518	4,954,221	16,075,323	14,770,751
Royalty expense, net	6,571	6,572	19,729	20,116
Amortization of intangible assets	13,516	13,796	40,426	37,431
Income (loss) from operations	138,425	(166,384)	2,284,467	(940,795)
Other income (expense), net:
Interest expense, net	(298,215)	(197,865)	(854,903)	(538,656)
Gain on insurance proceeds received for damage to property and equipment	255,880	—	1,952,170	—
Other, net	3,793	2,000	58,617	(39,028)
Other income (expense), net	(38,542)	(195,865)	1,155,884	(577,684)
Income (loss) before income taxes	99,883	(362,249)	3,440,351	(1,518,479)
Income tax expense (benefit)	(920)	9,622	106,477	17,176
Net income (loss)	$100,803	$(371,871)	$3,333,874	$(1,535,655)
Net income (loss) per share: Basic and diluted	$0.01	$(0.05)	$0.42	$(0.20)

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Nine Months Ended July 31, 2023
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2022	7,893,194	$14,638,505	$7,521,213	$22,159,718
Share-based compensation, net	(24,626)	34,322	—	34,322
Net income	—	—	809,984	809,984
Balances at January 31, 2023	7,868,568	$14,672,827	$8,331,197	$23,004,024

Share-based compensation, net	(3,447)	139,507	—	139,507
Net income	—	—	2,423,087	2,423,087
Balances at April 30, 2023	7,865,121	$14,812,334	$10,754,284	$25,566,618

Share-based compensation, net	28,560	173,500	—	173,500
Net income	—	—	100,803	100,803
Balances at July 31, 2023	7,893,681	$14,985,834	$10,855,087	$25,840,921

	Nine Months Ended July 31, 2022
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2021	7,897,477	$14,337,649	$7,868,304	$22,205,953
Share-based compensation, net	(47,479)	19,803	—	19,803
Net loss	—	—	(935,793)	(935,793)
Balances at January 31, 2022	7,849,998	$14,357,452	$6,932,511	$21,289,963

Share-based compensation, net	44,864	113,212	—	113,212
Net loss	—	—	(227,991)	(227,991)
Balances at April 30, 2022	7,894,862	$14,470,664	$6,704,520	$21,175,184

Share-based compensation, net	(1,668)	80,668	—	80,668
Net loss	—	—	(371,871)	(371,871)
Balances at July 31, 2022	7,893,194	$14,551,332	$6,332,649	$20,883,981

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	July 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$3,333,874	$(1,535,655)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	716,398	820,117
Bad debt expense	7,767	38,063
Share-based compensation expense	463,181	324,824
Gain on insurance proceeds received for damage to property and equipment	(1,952,170)	—
Loss on disposal of property and equipment	10,307	29,905
(Increase) decrease in:
Trade accounts receivable	1,656,381	(1,815,871)
Other receivables	(33,430)	2,184,995
Inventories	(5,507,567)	(2,383,497)
Prepaid expenses and other assets	75,178	201,206
Income taxes refundable	(15,745)	—
Other assets	1,809	292,617
Increase (decrease) in:
Accounts payable and accrued expenses	307,281	920,151
Accrued compensation and payroll taxes	53,399	(6,270)
Income taxes payable	(6,000)	62
Other noncurrent liabilities	(39,694)	(787,338)
Net cash used in operating activities	(929,031)	(1,716,691)
Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(371,385)	(197,209)
Insurance proceeds received for damange to property and equipment, net	1,952,170	—
Investment in intangible assets	(1,997)	(20,929)
Proceeds from sale of property and equipment	—	2,000
Net cash provided by (used in) investing activities	1,578,788	(216,138)
Cash flows from financing activities:
Payroll taxes withheld and remitted on share-based payments	(115,852)	(111,141)
Proceeds from note payable, revolver	60,019,032	52,179,068
Payments on note payable, revolver	(58,704,002)	(49,731,855)
Principal payments on long-term debt	(252,662)	(242,797)
Payments for financing costs	(75,000)	(75,000)
Principal payments on finance lease	(26,635)	(25,401)
Net cash provided by financing activities	844,881	1,992,874
Net increase in cash and restricted cash	1,494,638	60,045
Cash at beginning of period	215,936	132,249
Cash and restricted cash at end of period	$1,710,574	$192,294

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Nine Months Ended July 31, 2023
(Unaudited)

(1)      General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10‑Q and Regulation S‑X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2023 are not necessarily indicative of the results for the fiscal year ending October 31, 2023 because the following items, among other things, may impact those results: changing macroeconomic conditions in various markets, supply chain and labor constraints impacting production volumes, any increased costs related to government and private industry mandates in the areas of the world in which we operate, changes in market conditions, seasonality, inflation and interest rates, changes in technology, competitive conditions, timing of certain projects and purchases by key customers, significant variations in sales resulting from high volatility and timing of large sales orders among a limited number of customers in certain markets, ability of management to execute its business plans, continued ability to maintain and/or secure future debt and/or equity financing to adequately finance ongoing operations; as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2022 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10‑Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2022.

(2)	Stock Incentive Plans and Other Share‑Based Compensation

As of July 31, 2023, there were approximately 356,000 remaining shares available for grant under the Optical Cable Corporation Stock Incentive Plan (“2017 Plan”).

Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations for the three months and nine months ended July 31, 2023 was $173,500 and $463,181, respectively. Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations for the three months and nine months ended July 31, 2022 was $87,173 and $324,824, respectively. Share-based compensation expense is entirely related to expense recognized in connection with the vesting of restricted stock awards or other stock awards.

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

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Nine Months Ended July 31, 2023
(Unaudited)

During the three months ended July 31, 2023, OCC granted restricted stock awards totaling 28,560 shares to non-employee Directors under the 2017 Plan. The shares are subject to a one-year vesting period and are part of the non-employee Directors’ annual compensation for service on the Board of Directors.

Restricted stock award activity during the nine months ended July 31, 2023 consisted of stock grants totaling 28,560 shares and restricted shares withheld for taxes in connection with the vesting of restricted shares totaling 28,073 shares. OCC restricted stock grants provide the participant with the option to surrender shares to pay for withholding tax obligations resulting from any vesting restricted shares, or to pay cash to the Company or taxing authorities in the amount of the withholding taxes owed on the value of any vesting restricted shares in order to avoid surrendering shares.

As of July 31, 2023, the estimated amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will recognize over a 1.4 year weighted-average period is approximately $664,000.

(3)	Allowance for Doubtful Accounts for Trade Accounts Receivable

A summary of changes in the allowance for doubtful accounts for trade accounts receivable for the nine months ended July 31, 2023 and 2022 follows:

	Nine Months Ended
	July 31,
	2023	2022
Balance at beginning of period	$69,643	$61,527
Bad debt expense	7,767	38,063
Balance at end of period	$77,410	$99,590

(4)      Inventories

Inventories as of July 31, 2023 and October 31, 2022 consist of the following:

	July 31,	October 31,
	2023	2022
Finished goods	$6,627,296	$3,894,102
Work in process	4,786,607	4,054,789
Raw materials	13,173,562	11,093,140
Production supplies	358,868	396,735
Total	$24,946,333	$19,438,766

(5)       Product Warranties

As of July 31, 2023 and October 31, 2022, the Company’s accrual for estimated product warranty claims totaled $80,000 and $75,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense for the three months and nine months ended July 31, 2023 totaled $26,048 and $55,700, respectively. Warranty claims expense for the three months and nine months ended July 31, 2022 totaled $24,071 and $47,606, respectively.

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Nine Months Ended July 31, 2023
(Unaudited)

The following table summarizes the changes in the Company’s accrual for product warranties during the nine months ended July 31, 2023 and 2022:

	Nine Months Ended
	July 31,
	2023	2022
Balance at beginning of period	$75,000	$75,000
Liabilities accrued for warranties issued during the period	77,089	98,392
Warranty claims and costs paid during the period	(50,700)	(47,606)
Changes in liability for pre-existing warranties during the period	(21,389)	(50,786)
Balance at end of period	$80,000	$75,000

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

Long-term debt as of October 31, 2022 consists of the following:

	July 31,	October 31,
	2023	2022
Virginia Real Estate Loan ($6.5 million original principal) payable in monthly installments of $31,812, including interest (at 3.95%), with final payment of $3,318,029 due May 1, 2024	$3,490,537	$3,669,294
North Carolina Real Estate Loan ($2.24 million original principal) payable in monthly installments of $10,963, including interest (at 3.95%), with final payment of $711,773 due May 1, 2024	785,404	859,308
Total long-term debt	4,275,941	4,528,602
Current installments	4,275,941	338,094
Long-term debt, excluding current installments	$—	$4,190,508

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

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Nine Months Ended July 31, 2023
(Unaudited)

The maximum aggregate principal amount subject to the Revolver is $18,000,000. Interest accrues on the daily balance at the per annum rate of 1.5% above the Prime Rate in effect from time to time, but not less than 4.75% (the “Applicable Rate”). In the event of a default, interest may become 6.0% above the Applicable Rate. As of July 31, 2023, the Revolver accrued interest at the prime lending rate plus 1.5% (resulting in a 10.0% rate at July 31, 2023). The termination date of the Revolver is July 24, 2025 and the loan may be extended in one year periods subject to the agreement of SLR.

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

As of July 31, 2023, the Company had $7.3 million of outstanding borrowings on its Revolver and $3.9 million in available credit. As of October 31, 2022, the Company had $6.0 million of outstanding borrowings on its Revolver and $5.9 million in available credit.

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
Nine Months Ended July 31, 2023
(Unaudited)

Operating lease expense is recognized on a straight-line basis over the lease term. Short term leases with an initial term of 12 months or less are expensed as incurred. The Company’s short term leases have month-to-month terms.

Operating lease right-of-use assets of $688,579 and $662,328 were included in other assets at July 31, 2023 and October 31, 2022, respectively. Operating lease liabilities of $404,947 and $334,575, respectively, were included in accounts payable and accrued expenses, and other noncurrent liabilities, at July 31, 2023. Operating lease liabilities of $355,183 and $374,570, respectively, were included in accounts payable and accrued expenses, and other noncurrent liabilities at October 31, 2022. Operating lease expense recognized during the three months and nine months ended July 31, 2023 totaled $109,145 and $321,621, respectively. Operating lease expense recognized during the three months and nine months ended July 31, 2022 totaled $103,333 and $310,000, respectively.

The weighted average remaining lease term was 23.6 months and the weighted average discount rate was 7.2% as of July 31, 2023.

For the three months and nine months ended July 31, 2023, cash paid for operating lease liabilities totaled $110,025 and $328,992, respectively. For the three months and nine months ended July 31, 2022, cash paid for operating lease liabilities totaled $108,683 and $323,802, respectively.

For the nine months ended July 31, 2023 and 2022, there were no right-of-use assets obtained in exchange for new operating lease liabilities.

Finance lease right-of-use assets of $148,716 and $170,839 were included in other assets at July 31, 2023 and October 31, 2022, respectively. Finance lease liabilities of $37,017 and $102,984, respectively, were included in accounts payable and accrued expenses, and other noncurrent liabilities at July 31, 2023. Finance lease liabilities of $35,724 and $130,911, respectively, were included in accounts payable and accrued expenses, and other noncurrent liabilities at October 31, 2022. Interest expense related to the finance lease totaled $1,734 and $5,517, respectively, for the three months and nine months ended July 31, 2023. Interest expense related to the finance lease totaled $2,150 and $6,751, respectively, for the three months and nine months ended July 31, 2022. For the three months ended July 31, 2023 and 2022, amortization expense related to the finance lease totaled $7,374. For the nine months ended July 31, 2023 and 2022, amortization expense related to the finance lease totaled $22,123.

The remaining lease term for the finance lease is 37 months and the discount rate is 4.75% as of July 31, 2023.

For the three months ended July 31, 2023, cash paid for the finance lease liability totaled $1,734 for interest and $8,983 for principal. For the nine months ended July 31, 2023, cash paid for the finance lease liability totaled $5,517 for interest and $26,635 for principal.

For the three months ended July 31, 2022, cash paid for the finance lease liability totaled $2,150 for interest and $8,567 for principal. For the nine months ended July 31, 2022, cash paid for the finance lease liability totaled $6,751 for interest and $25,401 for principal.

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Nine Months Ended July 31, 2023
(Unaudited)

The Company’s future payments due under leases reconciled to the lease liabilities are as follows:

Fiscal Year	Operating leases	Finance lease
2023 (1)	$110,025	$10,717
2024	448,298	42,868
2025	177,997	42,868
2026	63,644	55,715
Total undiscounted lease payments	799,964	152,168
Present value discount	(60,442)	(12,167)
Total lease liability	$739,522	$140,001

(1) Remaining three months of fiscal year 2023.

(8)      Fair Value Measurements

The carrying amounts reported in the condensed consolidated balance sheets as of July 31, 2023 and October 31, 2022 for cash, restricted cash, trade accounts receivable, other receivables, current installments of long-term debt, accounts payable and accrued expenses, and accrued compensation and payroll taxes approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s note payable, revolver – noncurrent approximates fair value based on the variable interest rate of the revolver, which is the market rate as of July 31, 2023 and October 31, 2022. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

	Three months ended		Nine months ended
	July 31,		July 31,
	2023	2022	2023	2022
Net income (loss) (numerator)	$100,803	$(371,871)	$3,333,874	$(1,535,655)
Shares (denominator)	7,866,673	7,516,757	7,875,963	7,525,482
Basic and diluted net income (loss) per share	$0.01	$(0.05)	$0.42	$(0.20)

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
Nine Months Ended July 31, 2023
(Unaudited)

(10)     Segment Information and Business and Credit Concentrations

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not‑for‑profit organizations. Concentration of credit risk with respect to trade receivables is normally limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of July 31, 2023 have been adequately provided for in the condensed consolidated financial statements. The Company includes all entities under common ownership for the purpose of calculating business concentrations.

For the three months and nine months ended July 31, 2023, 16.1% and 16.3%, respectively, of consolidated net sales were attributable to one national distributor customer. For the three months and nine months ended July 31, 2022, 15.8% and 16.7%, respectively, of consolidated net sales were attributable to one national distributor customer.

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

The Company recognizes revenue at the point in time when products are shipped or delivered from its manufacturing facility to its customer, in accordance with the agreed upon shipping terms. Since the Company typically invoices the customer at the same time that performance obligations are satisfied, no contract assets are recognized. The Company’s contract liability represents advance consideration received from customers prior to transfer of the product. This liability was $82,500 as of July 31, 2023 and $317,310 as of October 31, 2022.

Sales to certain customers are made pursuant to agreements that provide price adjustments and limited return rights with respect to the Company’s products. The Company maintains a reserve for estimated future price adjustment claims, rebates and returns as a refund liability. The Company’s refund liability was $225,899 as of July 31, 2023 and $233,494 as of October 31, 2022.

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Nine Months Ended July 31, 2023
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

Disaggregation of Revenue

The following table presents net sales attributable to the United States and all other countries in total for the three months and nine months ended July 31, 2023 and 2022:

	Three months ended		Nine months ended
	July 31,		July 31,
	2023	2022	2023	2022
United States	$14,220,273	$14,667,822	$44,627,575	$41,604,490
Outside the United States	2,721,105	2,714,818	10,217,014	7,419,023
Total net sales	$16,941,378	$17,382,640	$54,844,589	$49,023,513

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

As of July 31, 2023, the Company has restricted cash of $1,517,885, resulting from the receipt of a portion of the proceeds from the insurance claim for which offsetting expenses have not yet been incurred. The insurance proceeds recorded as restricted cash relate to the collateral for the Company’s real estate term loans with Northeast Bank and, as a result, are held in escrow. Cash may be released from escrow as the Company submits details of expenses incurred for restoration and repair of the related property to Northeast Bank. Any cash remaining in escrow after any restoration and repairs are completed, will be available for the benefit of the Company or to pay down the real estate term loans once Northeast Bank is satisfied that the collateral has been returned to an acceptable state. Cash may also be released from escrow in the event the Company pays off the real estate term loans with Northeast Bank.

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Nine Months Ended July 31, 2023
(Unaudited)

Gain on Insurance Proceeds

During the second and third fiscal quarters of fiscal year 2023, the Company received insurance proceeds in connection with the office building and its contents at the Company’s Asheville facilities sustaining water damage from a burst pipe at the end of December 2022. The office building damaged is separate from the Company’s manufacturing building, which houses its manufacturing operations and certain offices at the same location. There was no significant impact to the Company’s operations as a result of this event.

Insurance proceeds for all assets covered, net of applicable deductibles, received through July 31, 2023 totaled $2,328,515. During the first nine months of fiscal year 2023, the Company recorded a loss on property and equipment totaling $7,538 and incurred expenses for building stabilization and cleaning, removal of damaged items, and other miscellaneous and related activities totaling $376,345.

Insurance proceeds received in excess of expenses incurred through July 31, 2023, a net total of $1,952,170, is included in other income (expense), net as a gain on insurance proceeds received for damage to property and equipment on the Company’s condensed consolidated statement of operations. To the extent the Company incurs expenses in future periods for renovation, repair or replacement or damaged assets, the Company may recognize offsetting losses in those future periods. The Company does not expect any future restoration and repair costs to exceed any insurance proceeds.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to known and unknown variables, uncertainties, contingencies and risks that may cause actual events or results to differ materially from our expectations.  Such known and unknown variables, uncertainties, contingencies and risks (collectively, “factors”) may also adversely affect Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”), the Company’s future results of operations and future financial condition, and/or the future equity value of the Company. Factors that could cause or contribute to such differences from our expectations or that could adversely affect the Company include, but are not limited to: the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate and/or government spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber, copper, gold and other precious metals, plastics and other materials); fluctuations in transportation costs; our dependence on customized equipment for the manufacture of certain of our products in certain production facilities; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing in one or more of the markets in which we participate, including the impact of increased competition; our dependence on a limited number of suppliers for certain product components; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in any litigation, claims and other actions, and potential litigation, claims and other actions against us; an adverse outcome in any regulatory reviews and audits and potential regulatory reviews and audits; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences for competing technologies relative to our product offering; economic conditions that affect the telecommunications sector, the data communications sector, certain technology sectors and/or certain industry market sectors (for example, commercial/enterprise, military, industrial, broadcast, mining, petrochemical, renewable energy, and wireless carrier industry market sectors); economic conditions that affect U.S.-based manufacturers; economic conditions or changes in relative currency strengths (for example, the strengthening of the U.S. dollar relative to certain foreign currencies) and import and/or export tariffs imposed by the U.S. and other countries that affect certain geographic markets, industry market sector, and/or the economy as a whole; changes in demand for our products from certain competitors for which we provide private label connectivity products; changes in the mix of products sold during any given period (due to, among other things, seasonality or varying strength or weaknesses in particular markets in which we participate) which may impact gross profits and gross profit margins or net sales; variations in orders and production volumes of hybrid cables (fiber and copper) with high copper content, which tend to have lower gross profit margins; significant variations in sales resulting from: (i) high volatility within various geographic markets, within targeted markets and industries, for certain types of products, and/or with certain customers (whether related to the market generally or to specific customers’ business in particular), (ii) market variations in existing product inventory levels available, generally or in certain markets, impacting sales orders for products, (iii) timing of large sales orders, and (iv) high sales concentration among a limited number of customers in certain markets, particularly the wireless carrier market; terrorist attacks or acts of war, any current or potential future military conflicts, and acts of civil unrest; cold wars and economic sanctions as a result of these activities; changes in the level of spending by the United States government, including, but not limited to military spending; ability to recruit and retain key personnel (including production personnel); poor labor relations; increasing labor costs; delays, extended lead times and/or changes in availability of needed raw materials, equipment and/or supplies; shipping and other logistics challenges; impact of inflation on costs, including raw materials and labor, and ability to pass along any increased costs to customers; impact of rising interest rates increasing the cost of capital; impact of cybersecurity risks and incidents and the related actual or potential costs and consequences of such risks and incidents, including costs and regulations to limit such risks; the impact of data privacy laws, including any applicable international privacy laws, and the related actual or potential costs and consequences; the impact of changes in accounting policies and related costs of compliance, including changes by the Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board (“PCAOB”), the Financial Accounting Standards Board (“FASB”), and/or the International Accounting Standards Board (“IASB”); our ability to continue to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; the impact of changes and potential changes in federal laws and regulations adversely affecting our business and/or which result in increases in our direct and indirect costs, including our direct and indirect costs of compliance with such laws and regulations; rising healthcare costs; impact of new or changed government laws and regulations on healthcare costs; the impact of changes in state or federal tax laws and regulations increasing our costs and/or impacting the net return to investors owning our shares; any changes in the status of our compliance with covenants with our lenders; our continued ability to maintain and/or secure future debt financing and/or equity financing to adequately finance our ongoing operations; the impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, making investments in or with, and/or acquiring parties that compete with and/or have conflicts with our customers; voluntary or involuntary delisting of the Company’s common stock from any exchange on which it is traded; the deregistration by the Company from SEC reporting requirements as a result of the small number of holders of the Company’s common stock; adverse reactions by customers, vendors or other service providers to unsolicited proposals regarding the ownership or management of the Company; the additional costs of considering, responding to and possibly defending our position on unsolicited proposals regarding the ownership or management of the Company; direct and indirect impacts of weather, natural disasters and/or epidemic, pandemic or endemic diseases in the areas of the world in which we operate, market our products and/or acquire raw materials including impacts on supply chains, labor constraints impacting our production volumes and costs; any present or future government mandates, travel restrictions, shutdowns or other regulations regarding any epidemic, pandemic or endemic diseases; an increase in the number of shares of the Company’s common stock issued and outstanding; economic downturns generally and/or in one or more of the markets in which we operate; changes in market demand, exchange rates, productivity, market dynamics, market confidence, macroeconomic and/or other economic conditions in the areas of the world in which we operate and market our products; and our success in managing the risks involved in the foregoing.

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

Summary of Company Performance for Third Quarter of Fiscal Year 2023

●

Consolidated net sales for the third quarter of fiscal year 2023 decreased 2.5% to $16.9 million, compared to $17.4 million for the same period last year. Consolidated net sales for the first nine months of fiscal year 2023 increased 11.9% to $54.8 million, compared to net sales of $49.0 million for the same period last year.

●

Gross profit increased 6.4% to $5.1 million in the third quarter of fiscal year 2023, compared to $4.8 million for the third quarter of fiscal year 2022. For the first nine months of fiscal year 2023, gross profit increased 32.6% to $18.4 million, compared to gross profit of $13.9 million in the first nine months of fiscal year 2022.

●

Gross profit margin (gross profit as a percentage of net sales) increased to 30.2% during the third quarter of fiscal year 2023, compared to 27.7% for the third quarter of fiscal year 2022. Gross profit margin increased to 33.6% in the first nine months of fiscal year 2023, compared to 28.3% for the same period last year.

●

SG&A expenses were $5.0 million during the third quarters of fiscal years 2023 and 2022. SG&A expenses as a percentage of net sales were 29.3% during the third quarter of fiscal year 2023, compared to 28.5% during the same period in fiscal year 2022. In the first nine months of fiscal year 2023, SG&A expenses as a percentage of net sales were 29.3%, compared to 30.1% for the same period of fiscal year 2022.

●

Net income was $101,000, or $0.01 per share, during the third quarter of fiscal year 2023, compared to a net loss of $372,000, or $0.05 per share, for the comparable period last year. Net income for the first nine months of fiscal year 2023 was $3.3 million, or $0.42 per share, compared to a net loss of $1.5 million, or $0.20 per share, for the first nine months of fiscal year 2022.

●

During the second and third quarters of fiscal year 2023, we received insurance proceeds in connection with our office building and its contents at our Asheville facilities sustaining water damage from a burst pipe at the end of December 2022. As a result, we recognized a gain on insurance proceeds received for damage to property and equipment totaling $256,000 during the third quarter of fiscal year 2023 and totaling $2.0 million during the first nine months of fiscal year 2023, which is reflected as income under other income (expense), net. To the extent we incur expenses in future periods to restore, repair or replace damaged assets, we may recognize offsetting losses in those future periods. At this time, we do not expect any future restoration and repair costs to exceed any insurance proceeds. The office building damaged is separate from our manufacturing building, which houses our manufacturing operations and certain offices at the same location. There was no significant impact to our operations as a result of this event.

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

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended			Nine Months Ended
	July 31,		Percent	July 31,		Percent
	2023	2022	Change	2023	2022	Change
Net sales	$16,941,000	$17,383,000	(2.5)%	$54,845,000	$49,024,000	11.9%
Gross profit	5,116,000	4,808,000	6.4	18,420,000	13,888,000	32.6
SG&A expenses	4,958,000	4,954,000	0.1	16,075,000	14,771,000	8.8
Income (loss) from operations	138,000	(166,000)	183.2	2,284,000	(941,000)	342.8
Net income (loss)	101,000	(372,000)	127.1	3,334,000	(1,536,000)	317.1

Three Months Ended July 31, 2023 and 2022

Net Sales

Consolidated net sales for the third quarter of fiscal year 2023 decreased 2.5% to $16.9 million, compared to net sales of $17.4 million for the same period last year. We experienced a decrease in net sales in our enterprise market in the third quarter of fiscal year 2023, compared to the same period last year, but the decrease was partially offset by increases in net sales in our specialty markets.

Net sales to customers in the United States decreased 3.1%, or $448,000, while net sales to customers outside of the United States remained flat at $2.7 million in the third quarter of fiscal year 2023 and 2022. We can experience fluctuations in sales from quarter to quarter in the various markets (both industries and geographies) in which we operate for various reasons.

Our sales order backlog/forward load continues to remain at higher than typical levels, although decreasing to approximately $6.8 million at the end of the third quarter of fiscal year 2023, compared to approximately $8.0 million at the end of the second quarter of fiscal year 2023 and more than $12.0 million at the end of the fourth quarter of fiscal year 2022.

Net sales for the third quarter of fiscal year 2023 were negatively impacted by various macroeconomic pressures, risks and uncertainties as well as a brief shutdown in our manufacturing operations resulting from a cyber incident that occurred in June 2023. While certain of our markets are showing signs of continued softening (including our enterprise and wireless carrier markets), we believe there are positive indicators in certain of our other markets. Additionally, our manufacturing operations have returned to normal functionality after being impacted by the cyber incident that occurred in June 2023.

Gross Profit

Our gross profit was $5.1 million in the third quarter of fiscal year 2023, an increase of 6.4% compared to gross profit of $4.8 million in the third quarter of fiscal year 2022. Gross profit margin, or gross profit as a percentage of net sales, increased to 30.2% in the third quarter of fiscal year 2023 compared to 27.7% in the third quarter of fiscal year 2022.

Our gross profit margins tend to be higher when we achieve higher net sales levels due to our operating leverage, as certain fixed manufacturing costs are spread over higher sales. We experienced improved gross profit margins when comparing the third quarter of fiscal year 2023 to the same period in 2022, despite a decrease in net sales levels when comparing the two periods. We attribute this improvement to gains in production efficiencies as well as the impact of a more fully trained workforce. While we experienced improvement in production labor recruitment during the third quarter of fiscal year 2022 needed to increase production capacity at the time, the training of the new employees impacts labor costs and efficiency until those employees are fully trained and operating at capacity. Additionally, our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may vary based on changes in product mix.

Selling, General, and Administrative Expenses

SG&A expenses were $5.0 million during the third quarter of fiscal years 2023 and 2022. SG&A expenses as a percentage of net sales were 29.3% in the third quarter of fiscal year 2023, compared to 28.5% in the third quarter of fiscal year 2022.

Royalty Income (Expense), Net

We recognized royalty expense, net of royalty income, totaling $7,000 during the third quarter of fiscal years 2023 and 2022. Royalty expense and/or income may fluctuate based on sales of related licensed products and estimates of amounts for non-licensed product sales, if any.

Amortization of Intangible Assets

We recognized $14,000 of amortization expense, associated with intangible assets, during the third quarter of fiscal years 2023 and 2022.

Income (loss) from operations

We reported income from operations of $138,000 for the third quarter of fiscal year 2023, compared to a loss from operations of $166,000 for the third quarter of fiscal year 2022.

Other Income (Expense), Net

We recognized other expense, net in the third quarter of fiscal year 2023 of $39,000, compared to $196,000 in the third quarter of fiscal year 2022.

Other expense, net for the fiscal quarter ended July 31, 2023 is comprised primarily of interest expense and other miscellaneous items, partially offset by the gain on insurance proceeds received for damage to property and equipment totaling $256,000. The decrease in other expense, net during the third quarter of fiscal year 2023 compared to the same period last year was primarily due to the gain on insurance proceeds received.

During the third quarter of fiscal year 2023, we received additional insurance proceeds in connection with our office building and its contents at our Asheville facilities sustaining water damage from a burst pipe in a sprinkler system at the end of December 2022. In connection with this event, we recognized a gain on insurance proceeds received for damage to property and equipment during the third quarter of fiscal year 2023 totaling $256,000. Also see additional information regarding the gain on insurance proceeds received for damage to property and equipment in the description below under Other Income (Expense), Net for the nine months ended July 31, 2023. To the extent we incur expenses in future periods to restore, repair or replace damaged assets, we may recognize offsetting losses in those future periods. At this time, we do not expect future restoration and repair costs to exceed any insurance proceeds.

The office building sustaining water damage at our Asheville facilities is separate from our manufacturing building, which houses our manufacturing operations and certain offices at the same location. There was no significant impact to our operations as a result of this event.

Income (Loss) Before Income Taxes

We reported income before income taxes of $100,000 for the third quarter of fiscal year 2023, compared to a loss before income taxes of $362,000 for the third quarter of fiscal year 2022. The improvement was primarily due to the increase in gross profit of $308,000, and the gain on insurance proceeds received for damage to property and equipment of $256,000.

Income Tax Expense (Benefit)

Income tax benefit totaled $1,000 in the third quarter of fiscal year 2023, compared to income tax expense of $10,000 in the third quarter of fiscal year 2022. Our effective tax rate was less than negative one percent for the third quarter of fiscal year 2023 and negative 2.7% for the third quarter of fiscal year 2022.

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

Net Income (Loss)

Net income for the third quarter of fiscal year 2023 was $101,000, or $0.01 per share, compared to a net loss of $372,000, or $0.05 per share, for the third quarter of fiscal year 2022. This improvement was primarily due to the increase in income before income taxes of $462,000, which includes the $256,000 gain on insurance proceeds received for damage to property and equipment included in other income, net.

Nine Months Ended July 31, 2023 and 2022

Net Sales

Consolidated net sales for the first nine months of fiscal year 2023 were $54.8 million, an increase of 11.9% compared to net sales of $49.0 million for the same period last year. We experienced increases in net sales in our specialty markets in the first nine months of fiscal year 2023, compared to the same period last year, but the increases were partially offset by decreases in net sales in our enterprise market. Net sales to customers in the United States increased 7.3%, or $3.0 million, and net sales to customers outside of the United States increased 37.7%, or $2.8 million, in the first nine months of fiscal year 2023, compared to the same period last year. We can experience fluctuations in sales from quarter to quarter in the various markets in which we operate for various reasons.

Our sales order backlog/forward load continues to remain at higher than typical levels, although decreasing to approximately $6.8 million at the end of the first nine months of fiscal year 2023, compared to approximately $8.0 million at the end of the second quarter of fiscal year 2023 and more than $12.0 million at the end of fiscal year 2022. While we experienced some negative impacts to net sales during the first nine months of fiscal year 2023 by various macroeconomic pressures, risks and uncertainties in addition to the softening of certain of our markets, we believe there are positive indicators in certain of our other markets.

We believe our net sales benefited from increased production throughput during the first nine months of fiscal year 2023, compared to the same period last year, as well as our higher than typical levels of sales order backlog/forward load. Additionally, improved product pricing, increased to cover certain inflationary costs, began to take effect for new orders received during the latter half of fiscal year 2022.

Gross Profit

Our gross profit was $18.4 million in the first nine months of fiscal year 2023, an increase of 32.6% compared to gross profit of $13.9 million in the first nine months of fiscal year 2022. Gross profit margin increased to 33.6% in the first nine months of fiscal year 2023 compared to 28.3% in the first nine months of fiscal year 2022.

Our gross profit margins tend to be higher when we achieve higher net sales levels due to our operating leverage as certain fixed manufacturing costs are spread over higher sales. We experienced improved gross profit margins when comparing the first nine months of fiscal year 2023 to the same period in 2022. We attribute this improvement to the positive impact of our operating leverage as sales levels increased, gains in production efficiencies, as well as the impact of a more fully trained workforce. Our gross profit margin percentages are also heavily dependent upon product mix on a quarterly basis and may vary based on changes in product mix.

Selling, General, and Administrative Expenses

SG&A expenses increased 8.8% to $16.1 million during the first nine months of fiscal year 2023, compared to $14.8 million for the same period last year. SG&A expenses as a percentage of net sales were 29.3% in the first nine months of fiscal year 2023, compared to 30.1% in the first nine months of fiscal year 2022.

The increase in SG&A expenses during the first nine months of fiscal year 2023 compared to the same period last year was primarily the result of increases in employee and contracted sales personnel related costs totaling $1.1 million. Included in employee and contracted sales personnel related costs are employee incentives and commissions which increased due to increased net sales and the improved financial results during the first nine months of fiscal year 2023.

Also contributing to the increase in SG&A expenses during the first nine months of fiscal year 2023 were increases in shipping expenses and increases in travel and marketing expenses. Shipping expenses increased due to the increase in net sales and the increase in the costs charged by shippers, when compared to the same period last year. Travel and marketing expenses increased due to the return to a more typical level of business travel and an increase in the number of, and the attendance at, tradeshows during the first nine months of fiscal year 2023, when compared to the same period last year.

Royalty Income (Expense), Net

We recognized royalty expense, net of royalty income, totaling $20,000 during the first nine months of fiscal years 2023 and 2022. Royalty income and/or expense may fluctuate based on sales of related licensed products and estimates of amounts for non-licensed product sales, if any.

Amortization of Intangible Assets

We recognized $40,000 of amortization expense, associated with intangible assets, during the first nine months of fiscal year 2023, compared to $37,000 during the first nine months of fiscal year 2022.

Income (loss) from operations

We reported income from operations of $2.3 million for the first nine months of fiscal year 2023, compared to a loss from operations of $941,000, for the first nine months of fiscal year 2022.

Other Income (Expense), Net

We recognized other income, net in the first nine months of fiscal year 2023 of $1.2 million, compared to other expense, net of $578,000 in the first nine months of fiscal year 2022.

Other income, net for the first nine months of fiscal year 2023 is comprised primarily of the gain on insurance proceeds received for damage to property and equipment totaling $2.0 million, partially offset by interest expense and other miscellaneous items. The change in other income, net during the first nine months of fiscal year 2023 compared to the same period last year was primarily due to the insurance proceeds received.

During the second and third quarters of fiscal year 2023, we received insurance proceeds in connection with our office building and its contents at our Asheville facilities sustaining water damage from a burst pipe in a sprinkler system at the end of December 2022. In connection with this event, we recognized a gain on insurance proceeds received for damage to property and equipment during the first nine months of fiscal year 2023 totaling $2.0 million. To the extent we incur expenses in future periods to restore, repair or replace damaged assets, we may recognize offsetting losses in those future periods. At this time, we do not expect any future restoration and repair costs to exceed any insurance proceeds.

The office building sustaining water damage at our Asheville facilities is separate from our manufacturing building, which houses our manufacturing operations and certain offices at the same location. There was no significant impact to our operations as a result of this event.

Income (Loss) Before Income Taxes

We reported income before income taxes of $3.4 million for the first nine months of fiscal year 2023, compared to a loss before income taxes of $1.5 million for the first nine months of fiscal year 2022. The improvement was primarily due to the increase in gross profit of $4.5 million, and the gain on insurance proceeds received for damage to property and equipment of $2.0 million, partially offset by the increase in SG&A expenses of $1.3 million.

Income Tax Expense (Benefit)

Income tax expense totaled $106,000 in the first nine months of fiscal year 2023, compared to $17,000 in the first nine months of fiscal year 2022. Our effective tax rate was 3.1% for the first nine months of fiscal year 2023 and negative 1.1% for the first nine months of fiscal year 2022.

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

Net Income (Loss)

Net income for the first nine months of fiscal year 2023 was $3.3 million, or $0.42 per share, compared to a net loss of $1.5 million, or $0.20 per share, for the first nine months of fiscal year 2022. This change was primarily due to the increase in income before income taxes of $5.0 million, which includes the $2.0 million gain on insurance proceeds received for damage to property and equipment.

Financial Condition

Total assets increased $5.0 million, or 12.3%, to $45.6 million at July 31, 2023, from $40.6 million at October 31, 2022. This increase was primarily due to a $5.5 million increase in inventories and a $1.5 million increase in restricted cash. Inventories increased largely as the result of the timing of certain raw material purchases, increases in work in process levels related to pending shipments, and the increase in finished goods inventory resulting from higher replenishment rates of stock inventory toward targeted levels. Restricted cash increased resulting from the receipt of a portion of the proceeds from the insurance claim related to water damage from a burst pipe in the sprinkler system in our Asheville office building for which offsetting expenses have not yet been incurred. The insurance proceeds recorded in restricted cash relate to the collateral for the Company’s real estate term loans with Northeast Bank and, as a result, are held in escrow. Cash may be released from escrow as the Company submits details of expenses incurred for restoration and repair of the related property to Northeast Bank. Any cash remaining in escrow after any restoration and repairs are completed, will be available for the benefit of the Company or to pay down the real estate term loans once Northeast Bank is satisfied that the collateral has been returned to an acceptable state. Cash may also be released from escrow in the event the Company pays off the real estate term loans with Northeast Bank.

Total liabilities increased $1.3 million, or 7.1%, to $19.7 million at July 31, 2023, from $18.4 million at October 31, 2022. The increase in total liabilities was primarily due to net borrowings on our Revolver totaling $1.3 million.

Total shareholders’ equity at July 31, 2023 increased $3.7 million in the first nine months of fiscal year 2023. The increase resulted from net income of $3.3 million and share-based compensation, net of $347,000.

Liquidity and Capital Resources

Our primary capital needs have been to fund working capital requirements through payments on our Revolver. Our primary source of capital for these purposes has been existing cash, cash provided by operations and borrowings under our Revolver (see “Credit Facilities” below).

Our unrestricted cash of $193,000 and restricted cash of $1.5 million totaled $1.7 million as of July 31, 2023, an increase of $1.5 million compared to unrestricted cash of $216,000 as of October 31, 2022. The increase in cash and restricted cash for the nine months ended July 31, 2023 primarily resulted from insurance proceeds received for damage to property and equipment totaling $2.0 million, net, and cash provided by financing activities of $845,000, partially offset by cash used in operating activities of $929,000.

On July 31, 2023, we had working capital of $23.2 million, excluding restricted cash of $1.5 million, compared to $23.7 million on October 31, 2022. The ratio of current assets, excluding restricted cash of $1.5 million, to current liabilities as of July 31, 2023 was 3.0 to 1.0 compared to 4.2 to 1.0 as of October 31, 2022. The increase in working capital, excluding restricted cash, was primarily due to the increase in inventories of $5.5 million, partially offset by the decrease in trade accounts receivable, net of $1.7 million and the increase in current installments of long-term debt of $3.9 million. The decrease in the current ratio, excluding restricted cash, was primarily due to the fact that current assets, excluding restricted cash, increased 12.2% while current liabilities increased 57.9%.

As of July 31, 2023 and October 31, 2022, we had outstanding loan balances under our Revolver totaling $7.3 million and $6.0 million, respectively. As of July 31, 2023 and October 31, 2022, we had other outstanding bank loan balances, excluding our Revolver, totaling $4.3 million and $4.5 million, respectively.

Net Cash

Net cash used in operating activities was $929,000 in the first nine months of fiscal year 2023, compared to $1.7 million for the first nine months of fiscal year 2022. Net cash used in operating activities during the first nine months of fiscal year 2023 primarily resulted from an increase in inventories totaling $5.5 million and an adjustment to reconcile net income of $3.3 million to net cash used in operating activities for the gain on insurance proceeds received for damage to property and equipment totaling $2.0 million, partially offset by the cash flow impact of decreases in trade accounts receivable, net totaling $1.7 million and certain other adjustments to reconcile net income of $3.3 million to net cash used in operating activities including depreciation and amortization of $716,000 and share-based compensation expense of $463,000.

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

Net cash provided by investing activities totaled $1.6 million in the first nine months of fiscal year 2023, compared to net cash used in investing activities of $216,000 in the first nine months of fiscal year 2022. Net cash provided by investing activities during the first nine months of fiscal year 2023 resulted primarily from the net insurance proceeds received for damage to property and equipment totaling $2.0 million, partially offset by purchases of property and equipment and deposits for the purchase of property and equipment totaling $371,000. Net cash used in investing activities during the first nine months of fiscal year 2022 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment.

Net cash provided by financing activities totaled $845,000 for the first nine months of fiscal year 2023, compared to $2.0 million in the first nine months of fiscal year 2022. Net cash provided by financing activities in the first nine months of fiscal year 2023 resulted primarily from net proceeds on our revolving line of credit totaling $1.3 million, partially offset by principal payments on debt totaling $253,000. Net cash provided by financing activities in the first nine months of fiscal year 2022 resulted primarily from net proceeds on our revolving line of credit totaling $2.4 million, partially offset by principal payments on long-term debt totaling $243,000.

Credit Facilities

We have credit facilities consisting of a real estate term loan, as amended and restated (the “Virginia Real Estate Loan”), a supplemental real estate term loan, as amended and restated (the “North Carolina Real Estate Loan”) and a Revolving Credit Master Promissory Note and related agreements (collectively, the “Revolver”).

Both the Virginia Real Estate Loan and the North Carolina Real Estate Loan are with Northeast Bank, have a fixed interest rate of 3.95%, a termination date of May 1, 2024, if not refinanced prior to that time, and are secured by a first lien deed of trust on the Company’s real property.

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

The maximum aggregate principal amount subject to the Revolver is $18.0 million. Interest accrues on the daily balance at the per annum rate of 1.5% above the Prime Rate in effect from time to time, but not less than 4.75% (the “Applicable Rate”). In the event of a default, interest may become 6.0% above the Applicable Rate. As of July 31, 2023, the Revolver accrued interest at the prime lending rate plus 1.5% (resulting in a 10.0% rate at July 31, 2023). The termination date of the Revolver is July 24, 2025 and the loan may be extended in one year periods subject to the agreement of SLR.

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

As of July 31, 2023, we had $7.3 million of outstanding borrowings on our Revolver and $3.9 million in available credit.

Capital Expenditures

We did not have any material commitments for capital expenditures as of July 31, 2023. During our 2023 fiscal year budgeting process, we included an estimate for capital expenditures of $1.0 million for the fiscal year. We anticipate these expenditures, to the extent made, will be funded out of our working capital, cash provided by operations or borrowings under our Revolver, as appropriate. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Additionally, total capital expenditures exceeding $1.0 million per fiscal year would require approval from our lender.

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

Seasonality

We typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year, and excluding other volatility, we would normally expect 48% of total net sales to occur during the first half of a fiscal year and 52% of total net sales to occur during the second half of a fiscal year. We believe this historical seasonality pattern is generally indicative of an overall trend and reflective of the buying patterns and budgetary cycles of our customers. However, this pattern may be altered during any quarter or year by the quarterly and annual volatility of orders received for the wireless carrier market, the timing of larger projects, timing of orders from larger customers, other economic factors impacting our industry or impacting the industries of our customers and end-users, and macroeconomic conditions. While we believe seasonality may be a factor that impacts our quarterly net sales results, particularly when excluding the volatility of sales in the wireless carrier market, we are not able to reliably predict net sales based on seasonality because these other factors can also, and often do, substantially impact our net sales patterns during the year. We believe we are not seeing our typical seasonality pattern in fiscal year 2023 as a result of softening in certain markets, combined with the reduction in our backlog during the first two quarters of the fiscal year. Additionally, we experienced a decrease in production and shipping days of approximately seven days during the third quarter of fiscal 2023 resulting from a shutdown related to a cyber incident.

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

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2022 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2022 Form 10-K did not change during the period from November 1, 2022 through July 31, 2023.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2023. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2023, and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended July 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the first nine months of fiscal year 2023, the Company recorded a loss on property and equipment totaling $8,000 and incurred expenses for building stabilization and cleaning, removal of damaged items, and other miscellaneous and related activities totaling $376,000. Insurance proceeds for all assets covered, net of applicable deductibles, received through July 31, 2023 totaled $2.3 million. Of the $2.3 million insurance proceeds received, $1.5 million relates to the collateral for the Company’s real estate term loans with Northeast Bank and, as a result, is held in escrow. Cash may be released from escrow as the Company submits details of expenses incurred for restoration and repair of the related property to Northeast Bank. Any cash remaining in escrow after any restoration and repairs are completed, will be available for the benefit of the Company or to pay down the real estate term loans once Northeast Bank is satisfied that the collateral has been returned to an acceptable state. Cash may also be released from escrow in the event the Company pays off the real estate term loans with Northeast Bank.

The amount held in escrow is for the real estate portion only of the insurance proceeds received through July 31, 2023, and will continue to be held by Northeast Bank until used or otherwise distributed for the benefit of OCC.

The insurance proceeds received in excess of expenses incurred through July 31, 2023, a net total of $2.0 million, is included in other income (expense), net as a gain on insurance proceeds received for damage to property and equipment on the Company’s condensed consolidated statement of operations. To the extent the Company incurs expenses in future periods to restore, repair or replace damaged assets, it may recognize offsetting losses in those future periods. At this time, the Company does not expect any future restoration and repair costs to exceed any insurance proceeds.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at July 31, 2023 and October 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended July 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Shareholders’ Equity for the three months and nine months ended July 31, 2023 and 2022, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2023 and 2022, and (v) Condensed Notes to Condensed Consolidated Financial Statements. FILED HEREWITH.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: September 12, 2023	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: September 12, 2023	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial
Officer