Form 10-K
period 2023-10-31
OPTICAL CABLE CORP
filed 2023-12-20
CIK 1000230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2023

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes  ☐    No   ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes   ☐    No  ☒

The aggregate market value of the registrant’s Common Stock, no par value, held by non-affiliates of the registrant (without admitting any person whose shares are not included in determining such value is an affiliate) as of April 30, 2023, the last business day of the Company’s most recent second quarter was $25,396,122 based upon the closing price of these shares as reported by the Nasdaq Global Market on April 30, 2023.

As of December 13, 2023, the Company had outstanding 7,893,681 common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report filed as Exhibit 13.1 to this report on Form 10-K are incorporated by reference in Part II of this Form 10-K Report: “Corporate Information,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” and “Report of Independent Registered Public Accounting Firm.” In addition, portions of the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K Report: “Election of Directors,” “Beneficial Ownership of Securities”, “Compensation of Executive Officers,” “Compensation of Directors,” “Delinquent Section 16(a) Reports” (if applicable), “Code of Ethics,” “Executive Compensation,” “Equity Compensation Plan Information,” “Certain Relationships and Related Transactions,” “Independent Registered Public Accounting Firm,” and “Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Registered Public Accounting Firm.”

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

OCC products include fiber optic and copper cabling, hybrid cabling (which includes fiber optic and copper elements in a single cable), fiber optic and copper connectors, specialty fiber optic, copper and hybrid connectors, fiber optic and copper patch cords, pre-terminated fiber optic and copper cable assemblies, racks, cabinets, datacom enclosures, fiber optic and copper patch panels, face plates, multimedia boxes, fiber optic reels and accessories and other cable and connectivity management accessories. Our products are designed to meet the most demanding needs of end-users, delivering a high degree of reliability and outstanding performance characteristics. During the past five years, OCC has been granted 20 patents for innovative designs of fiber optic and copper connectivity and fiber optic cable.

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

Our product line is diverse and versatile, in keeping with evolving application needs of customers within our markets. Our tight-buffered fiber optic cables address a wide range of needs, primarily for the enterprise market and various harsh environment and specialty markets (the non-carrier markets), ranging from enterprise networks, data centers, residential, campus and Passive Optical LAN (POL) installations, as well as the needs for the harsh environment and specialty markets including military, industrial, mining, petrochemical, renewable energy, and broadcast applications. OCC also manufactures and sells fiber optic cable and hybrid cable (fiber and copper) products in the wireless carrier market. Our patented tight-buffered fiber unit cables have both high fiber-count and rugged performance in a compact and lightweight design. We believe that we offer one of the most comprehensive tight-buffered fiber optic cable product offerings for our markets.

We produce fiber optic cables for specialized installations, including various hybrid cables (fiber and copper), and cables with specialty fibers. We offer certain of our tight-buffered fiber optic cables pre-installed in conduit (“FIC”), for installation time reduction. We can armor fiber optic cables for additional protection in certain installations, providing both steel tape and interlocking armor options. We offer cables suitable for underground or overhead installations. For overhead installations, we offer several self-supporting fiber optic cables including both Figure-8 and round messenger construction. We have fiber optic cables available in various flammability ratings. We offer cables combining different types of optical fiber and/or copper wires, with copper wires being used as power feeds. Our hybrid cables include a line of security cables which combine copper power feeds with optical fiber in the cables making them particularly well suited for surveillance cameras and other specialty applications. We also design and manufacture specialty fiber optic cables, such as for use in Fiber-to-the-Antenna (“FTTA”) products for cell tower build-outs, military ground tactical, industrial (including tray cables), mining, deployable broadcast, oil and gas, festoon, pierside and high-density data center applications. Our product offering further includes fiber optic cables complying with or certified to various standards for specialty applications, such as: U.S. Department of Defense MIL-PRF-85045/8B; Det Norske Veritas (DNV) type approval certificate for marine shipboard and offshore platform applications; U.S. Mine Safety and Health Administration (MSHA) approval for use in mines; and American Bureau of Shipping (ABS) type approved cables. We also offer our customers a variety of customized constructions to meet their specific communication needs.

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

Fiber Optic and Copper Enterprise Connectivity Products

We design, manufacture, market and sell innovative top-tier fiber optic and copper connectivity components for use in a broad range of enterprise, residential, military and harsh environment applications. We are internationally recognized for our role in establishing copper connectivity data communication standards, through our innovative technologies, and recognized for our support and contributions to North American fiber optic cable standards through the Insulated Cable Engineers Association.

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

Compliance with Government Laws and Regulations

We are not aware of any material violations at our facilities of any local, state or federal government laws and regulations. We have not incurred any material expenditures related to compliance with government laws and regulations during our 2023 fiscal year, other than those in the ordinary course of business. We believe that we have materially complied with all applicable government laws and regulations.

Customers and End-Users

We have a global customer base, selling in approximately 50 countries in fiscal year 2023.

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

•	Wireless Carriers. We design and manufacture various specialty fiber optic and hybrid (fiber and copper) cables for FTTA applications such as cell phone tower build-outs and upgrades.

•	Original Equipment Manufacturers. We private label a number of our products for certain customers and other major manufacturers, including competitors.

Our extensive technology base and versatile manufacturing processes enable us to respond to diverse customer needs.

Employees and Human Capital Resources

As of October 31, 2023, we employed a total of 327 persons (excluding independent sales representatives and firms). Our employees are all located in the United States and are not represented by unions. We have experienced no work stoppages and we continue to take steps we believe appropriate to ensure our employee relations are good.

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

We have experienced, and could continue to experience, some difficulty in identifying and hiring skilled labor, particularly in manufacturing, as a result of macroeconomic labor trends, as well as other related factors. These concerns have decreased the pool of available qualified talent for certain functions. As a result, we have made and continue to make strong efforts to recruit qualified talent. While we believe our compensation and benefits offerings position us for success against a limited labor pool, we continue to be mindful of the labor shortages and are committed to being competitive to retain the best talent possible.

Seasonality

We typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year, and excluding other volatility, we would normally expect 48% of total net sales to occur during the first half of a fiscal year and 52% of total net sales to occur during the second half of a fiscal year. We believe this historical seasonality pattern is generally indicative of an overall trend and reflective of the buying patterns and budgetary cycles of our customers. However, this pattern may be altered during any quarter or year by the quarterly and annual volatility of orders received for the wireless carrier market, the timing of larger projects, timing of orders from larger customers, other economic factors impacting our industry or impacting the industries of our customers and end-users, and various macroeconomic conditions. We did not experience our typical seasonality pattern in fiscal year 2023 and believe this is the result of softening in certain markets, combined with the reduction in our backlog during the first two quarters of the fiscal year. Additionally, we experienced a decrease in production and shipping days of approximately seven days during the third quarter of fiscal 2023 resulting from a shutdown related to a cyber incident. While we believe seasonality may be a factor that impacts our quarterly net sales results, particularly when excluding the volatility of sales in the wireless carrier market, we are not able to reliably predict net sales based on seasonality because these other factors can also substantially impact our net sales patterns and volatility during the year. Our trend for the last three fiscal years has been that an average of approximately 53%, 46% and 47% of our total net sales occurred during the first half of fiscal years 2023, 2022 and 2021, respectively, and an average of approximately 47%, 54% and 53% of our total net sales occurred during the second half of fiscal years 2023, 2022 and 2021, respectively.

Item 1A.	RISK FACTORS

Item 1A. Risk Factors is not a required disclosure for a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended.

Certain risk factors that may adversely affect the Company, the Company’s future results of operations and future financial condition, and future market valuation of the Company are mentioned under “Forward-Looking Information” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report for the fiscal year ended October 31, 2023 (filed as Exhibit 13.1 to this report on Form 10-K), and in our Quarterly Reports on Form 10-Q.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We own our facility located in Roanoke County, Virginia, and the land on which our Roanoke facility is located. Our Roanoke facility primarily houses our corporate headquarters, our administrative offices, our fiber optic cable manufacturing operations, our fiber optic cable product development function and our fiber optic cable warehouse. Our Roanoke facility is situated on approximately 23 acres of land (of which 11 acres is currently unused) located near the Roanoke-Blacksburg Regional Airport in Roanoke, Virginia, interstate I-81, and major trucking company facilities. Our Roanoke facility building is approximately 146,000 square feet.

We own our facility near Asheville, North Carolina (in Swannanoa, North Carolina) and the land on which our Asheville facility is located. Our Asheville facility primarily houses administrative offices, our enterprise connectivity manufacturing operations, our enterprise connectivity product development function and our enterprise connectivity warehouse. Our Asheville facility is situated on approximately 13 acres of land located east of Asheville, North Carolina. The Asheville facility includes two buildings totaling approximately 64,000 square feet. Our office building at the Asheville facility sustained water damage from a burst water pipe at the end of December 2022, and is not currently being used. The office building is separate from our manufacturing building, which houses our manufacturing operations and certain offices at the same location. There was no significant impact to our operations as a result of this event.

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

We believe that we operated at approximately 40% to 50% of our production equipment capacity on average at our collective manufacturing facilities during fiscal year 2023. This determination is based on a capacity calculation that assumes we would be fully staffed to run production at all of our locations twenty-four hours per day, seven days a week, all year. Since various production equipment is specialized and our product mix varies, individual manufacturing equipment may operate at higher or lower production capacity during any given period of time. Additionally, we can experience capacity constraints based on the types of products that are being manufactured at any given time and related inherent limitations in the manufacturing process as well as the time it takes to hire and train new employees.

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

The information pertaining to shareholders beneficially owning more than five percent of the Company’s common stock and the security ownership of management, which is set forth under the caption “Beneficial Ownership of Securities” in the Proxy Statement for the 2024 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The Company had 7,893,681 shares of common stock issued and outstanding at October 31, 2023. Employees of the Company and members of the Board of Directors owned at least 34.6% of the shares issued and outstanding at October 31, 2023, including shares still subject to potential forfeiture based on vesting requirements.

The information contained under the caption “Corporate Information” of our Annual Report for the fiscal year ended October 31, 2023, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 6.	RESERVED

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for the fiscal year ended October 31, 2023, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company did not engage in transactions in derivative financial instruments or derivative commodity instruments. As of October 31, 2023, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information contained under the captions “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” and “Report of Independent Registered Public Accounting Firm” of our Annual Report for the fiscal year ended October 31, 2023, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in our accountants and the Company did not have any disagreements with its accountants on any accounting matter or financial disclosure made during our fiscal year ended October 31, 2023.

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

As of October 31, 2023, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer (principal accounting officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2023.

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

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline. Management conducted an evaluation of the design and effectiveness of the Company’s system of internal control over financial reporting as of October 31, 2023, based on the framework set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on its evaluation, management concluded that, as of October 31, 2023, the Company’s internal control over financial reporting was effective.

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

For information with respect to the Directors of the registrant, see “Election of Directors,” and “Executive Officers” in the Proxy Statement for the 2024 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

For information with respect to the executive officers of the registrant, see “Executive Officers” in the Proxy Statement for the 2024 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

The information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, which is set forth under the caption “Delinquent Section 16(a) Reports” (if applicable) in the Proxy Statement for the 2024 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning the Company’s code of ethics that applies to the Company’s principal executive officer and the Company’s senior financial officers required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Code of Ethics.”

Item 11.	EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation,” and “Director Compensation” in the Proxy Statement for the 2024 Annual Meeting of Shareholders of the Company is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning stock ownership by directors, executive officers and shareholders beneficially owning more than five percent of the Company’s common stock, which is set forth under the caption “Beneficial Ownership of Securities” in the Proxy Statement for the 2024 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning securities authorized for issuance under equity compensation plans required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Equity Compensation Plan Information.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information with respect to certain transactions with management of the Company, which is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement for the 2024 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to certain principal accountant fees and services, which is set forth under the caption “Independent Registered Public Accounting Firm” in the Proxy Statement for the 2024 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

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

(a) List of documents filed as part of this report:

1.
Financial statements: The Company’s consolidated financial statements and related notes thereto are hereby incorporated by reference to pages 20 to 42 of the Company’s Annual Report filed as Exhibit 13.1 to this Form 10-K.

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

3.3	Amended and Restated Bylaws of Optical Cable Corporation (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended July31, 2011).

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

4.11	Loan and Security Agreement dated July 24, 2020 by and among Optical Cable Corporation along with its subsidiaries Applied Optical Systems, Inc. and Centric Solutions LLC, and North Mill Capital LLC (now doing business as SLR Business Credit) (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 30, 2020).

4.12	Revolving Credit Master Promissory Note dated July 24, 2020 by Optical Cable Corporation along with its subsidiaries Applied Optical Systems, Inc. and Centric Solutions LLC in favor of North Mill Capital LLC (now doing business as SLR Business Credit) (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 30, 2020).

4.13	Payoff Letter from Pinnacle Bank to North Mill Capital LLC (now doing business as SLR Business Credit) and Optical Cable Corporation (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed July 30, 2020).

4.14
Amended and Restated Stockholder Protection Rights Agreement, dated as of November 2, 2021, between Optical Cable Corporation and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-A12G filed with the Commission on November 5, 2021).

4.15	Modification Agreement dated as of July 5, 2022, by and between North Mill Capital LLC (now doing business as SLR Business Credit) and Optical Cable Corporation along with its subsidiaries Applied Optical Systems, Inc., and Centric Solutions LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 7, 2022).

4.16	Omnibus Amendment of Loan Documents dated October 31, 2023 by and between Optical Cable Corporation and Northeast Bank (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 3, 2023).

10.1*	Optical Cable Corporation 2017 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed March 13, 2017).

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

13.1	Annual Report. FILED HEREWITH.

21.1	List of Subsidiaries. FILED HEREWITH.

23.1	Consent of Independent Registered Public Accounting Firm. FILED HEREWITH.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FURNISHED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FURNISHED HEREWITH.

97	Optical Cable Corporation Compensation Recovery Policy, effective November 30, 2023. FILED HEREWITH.

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended October 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of October 31, 2023 and 2022, (ii) Consolidated Statements of Operations for the years ended October 31, 2023, 2022 and 2021, (iii) Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2023, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the years ended October 31, 2023, 2022 and 2021, and (v) Notes to Consolidated Financial Statements. FILED HEREWITH.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTICAL CABLE CORPORATION

Date:	December 20, 2023	By:	/S/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr. Chairman of the Board of Directors, President and Chief Executive Officer

Date:	December 20, 2023	By:	/S/ Tracy G. Smith
Tracy G. Smith Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 20, 2023.

Date:	December 20, 2023	/S/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date:	December 20, 2023	/S/ Randall H. Frazier
Randall H. Frazier Director

Date:	December 20, 2023	/S/ John M. Holland
John M. Holland Director

Date:	December 20, 2023	/S/ John A. Nygren
John A. Nygren Director

Date:	December 20, 2023	/S/ Craig H. Weber
Craig H. Weber Director