Form 10-Q
period 2024-04-30
OPTICAL CABLE CORP
filed 2024-06-10
CIK 1000230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

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

As of June 4, 2024, 7,892,475 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Six Months Ended April 30, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OPTICAL CABLE CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30,	October 31,
	2024	2023
Assets
Current assets:
Cash	$1,089,912	$1,468,709
Trade accounts receivable, net of allowance for credit losses of $54,261 at April 30, 2024 and $71,189 at October 31, 2023	8,297,895	8,727,810
Income taxes refundable - current	81,844	81,844
Other receivables	13,228	397,758
Inventories	21,486,376	23,766,326
Prepaid expenses and other assets	483,909	595,469
Total current assets	31,453,164	35,037,916
Property and equipment, net	7,079,322	7,139,616
Intangible assets, net	539,168	566,197
Other assets, net	813,250	1,135,172
Total assets	$39,884,904	$43,878,901
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$55,445	$52,624
Accounts payable and accrued expenses	5,396,473	5,843,044
Accrued compensation and payroll taxes	1,647,773	1,849,780
Income taxes payable	34,777	22,754
Total current liabilities	7,134,468	7,768,202
Note payable, revolver - noncurrent	8,046,853	8,324,397
Long-term debt, excluding current installments	2,599,030	2,622,620
Other noncurrent liabilities	266,198	441,838
Total liabilities	18,046,549	19,157,057
Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 7,852,515 shares at April 30, 2024 and 7,893,681 shares at October 31, 2023	15,277,264	15,134,133
Retained earnings	6,561,091	9,587,711
Total shareholders’ equity	21,838,355	24,721,844
Commitments and contingencies
Total liabilities and shareholders’ equity	$39,884,904	$43,878,901

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2024	2023	2024	2023
Net sales	$16,112,098	$19,619,536	$30,966,863	$37,903,211
Cost of goods sold	12,073,462	12,836,830	23,214,705	24,599,296
Gross profit	4,038,636	6,782,706	7,752,158	13,303,915
Selling, general and administrative expenses	5,319,580	5,662,339	10,412,685	11,117,805
Royalty expense, net	6,677	6,572	13,263	13,158
Amortization of intangible assets	13,516	13,689	27,032	26,910
Income (loss) from operations	(1,301,137)	1,100,106	(2,700,822)	2,146,042
Other income (expense), net:
Interest expense, net	(280,618)	(286,065)	(579,228)	(556,688)
Gain on insurance proceeds, net	—	1,696,290	218,902	1,696,290
Other, net	(12,364)	(12,311)	48,834	54,824
Other income (expense), net	(292,982)	1,397,914	(311,492)	1,194,426
Income (loss) before income taxes	(1,594,119)	2,498,020	(3,012,314)	3,340,468
Income tax expense	7,227	74,933	14,306	107,397
Net income (loss)	$(1,601,346)	$2,423,087	$(3,026,620)	$3,233,071
Net income (loss) per share: Basic and diluted	$(0.21)	$0.31	$(0.39)	$0.41

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Six Months Ended April 30, 2024
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2023	7,893,681	$15,134,133	$9,587,711	$24,721,844
Share-based compensation, net	(40,324)	51,490	—	51,490
Net loss	—	—	(1,425,274)	(1,425,274)
Balances at January 31, 2024	7,853,357	$15,185,623	$8,162,437	$23,348,060

Share-based compensation, net	(842)	91,641	—	91,641
Net loss	—	—	(1,601,346)	(1,601,346)
Balances at April 30, 2024	7,852,515	$15,277,264	$6,561,091	$21,838,355

	Six Months Ended April 30, 2023
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2022	7,893,194	$14,638,505	$7,521,213	$22,159,718
Share-based compensation, net	(24,626)	34,322	—	34,322
Net income	—	—	809,984	809,984
Balances at January 31, 2023	7,868,568	$14,672,827	$8,331,197	$23,004,024

Share-based compensation, net	(3,447)	139,507	—	139,507
Net income	—	—	2,423,087	2,423,087
Balances at April 30, 2023	7,865,121	$14,812,334	$10,754,284	$25,566,618

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	April 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(3,026,620)	$3,233,071
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	431,414	496,661
Bad debt expense (recovery)	(16,928)	14,959
Share-based compensation expense	250,792	289,680
Gain on insurance proceeds, net	(218,902)	(1,696,290)
Loss on disposal of property and equipment	796	10,307
(Increase) decrease in:
Trade accounts receivable	446,843	(357,932)
Other receivables	384,530	(35,867)
Inventories	2,279,950	(3,661,198)
Prepaid expenses and other assets	111,560	80,602
Other assets	201,924	(103,560)
Increase (decrease) in:
Accounts payable and accrued expenses	(436,535)	(102,154)
Accrued compensation and payroll taxes	(202,007)	218,168
Income taxes payable	12,023	55,329
Other noncurrent liabilities	(106,235)	65,078
Net cash provided by (used in) operating activities	112,605	(1,493,146)
Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(235,823)	(230,252)
Insurance proceeds, net	218,902	1,696,290
Investment in intangible assets	—	(1,997)
Net cash provided by (used in) investing activities	(16,921)	1,464,041
Cash flows from financing activities:
Payroll taxes withheld and remitted on share-based payments	(107,661)	(115,851)
Proceeds from note payable, revolver	31,812,257	41,292,679
Payments on note payable, revolver	(32,089,800)	(39,285,532)
Principal payments on long-term debt	(20,770)	(167,596)
Payments for financing costs	(50,000)	(50,000)
Principal payments on finance lease	(18,507)	(17,652)
Net cash provided by (used in) financing activities	(474,481)	1,656,048
Net increase (decrease) in cash	(378,797)	1,626,943
Cash at beginning of period	1,468,709	215,936
Cash at end of period	$1,089,912	$1,842,879

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2024

(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10‑Q and Regulation S‑X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2024 are not necessarily indicative of the results for the fiscal year ending October 31, 2024 because the following items, among other things, may impact those results: changing macroeconomic conditions in various markets, supply chain and labor constraints impacting production volumes, any increased costs related to government and private industry mandates in the areas of the world in which we operate, changes in market conditions, seasonality, inflation and interest rates, changes in technology, competitive conditions, timing of certain projects and purchases by key customers, significant variations in sales resulting from high volatility and timing of large sales orders among a limited number of customers in certain markets, ability of management to execute its business plans, continued ability to maintain and/or secure future debt and/or equity financing to adequately finance ongoing operations; as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2023 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10‑Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2023.

(2)	Stock Incentive Plan and Other Share‑Based Compensation

As of April 30, 2024, there were approximately 397,000 remaining shares available for grant under the Optical Cable Corporation Stock Incentive Plan (“2017 Plan”).

Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations for the three months and six months ended April 30, 2024 was $91,641 and $250,792, respectively. Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations for the three months and six months ended April 30, 2023 was $154,639 and $289,680, respectively. Share-based compensation expense is entirely related to expense recognized in connection with the vesting of restricted stock awards or other stock awards.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2024

(Unaudited)

Restricted stock award activity during the six months ended April 30, 2024 consisted of restricted shares forfeited totaling 842 shares and restricted shares withheld for taxes in connection with the vesting of restricted shares totaling 40,324 shares. OCC restricted stock grants provide the participant with the option to surrender shares to pay for withholding tax obligations resulting from any vesting restricted shares, or to pay cash to the Company or taxing authorities in the amount of the withholding taxes owed on the value of any vesting restricted shares in order to avoid surrendering shares.

As of April 30, 2024, the estimated amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will recognize over a 1 year weighted-average period is approximately $262,000.

On May 17, 2024, subsequent to the Company’s fiscal quarter end, the Company granted restricted stock awards totaling 39,960 shares to non-employee Directors under the 2017 Plan. The shares are subject to a one-year vesting period and are part of the non-employee Directors’ annual compensation for service on the Board of Directors.

(3)	Allowance for Credit Losses for Trade Accounts Receivable

A summary of changes in the allowance for credit losses for trade accounts receivable for the six months ended April 30, 2024 and 2023 follows:

	Six Months Ended
	April 30,
	2024	2023
Balance at beginning of period	$71,189	$69,643
Bad debt expense (recovery)	(16,928)	14,959
Balance at end of period	$54,261	$84,602

(4)	Inventories

Inventories as of April 30, 2024 and October 31, 2023 consist of the following:

	April 30,	October 31,
	2024	2023
Finished goods	$5,646,852	$5,937,682
Work in process	4,103,938	4,372,913
Raw materials	11,345,172	13,130,478
Production supplies	390,414	325,253
Total	$21,486,376	$23,766,326

(5)	Product Warranties

As of April 30, 2024 and October 31, 2023, the Company’s accrual for estimated product warranty claims totaled $75,000 and $80,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense for the three months and six months ended April 30, 2024 totaled $39,078 and $44,266, respectively. Warranty claims expense for the three months and six months ended April 30, 2023 totaled $13,078 and $29,652, respectively.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2024

(Unaudited)

The following table summarizes the changes in the Company’s accrual for product warranties during the six months ended April 30, 2024 and 2023:

	Six Months Ended
	April 30, 2024
	2024	2023
Balance at beginning of period	$80,000	$75,000
Liabilities accrued for warranties issued during the period	65,766	59,149
Warranty claims and costs paid during the period	(49,266)	(39,652)
Changes in liability for pre-existing warranties during the period	(21,500)	(29,497)
Balance at end of period	$75,000	$65,000

(6)	Long-term Debt and Notes Payable

The Company has credit facilities consisting of a real estate term loan, as amended and restated (the “Virginia Real Estate Loan”), and a Revolving Credit Master Promissory Note and related Loan and Security Agreement (collectively, the “Revolver”).

The Virginia Real Estate Loan is with Northeast Bank and is payable in monthly installments of principal and interest. Principal is calculated using the unpaid balance of the loan and a two hundred forty (240) month amortization schedule. Interest is computed on the aggregate principal balance outstanding at a rate equal to the Prime Rate, adjusted monthly on the fifth day of each calendar month in accordance with changes to the Prime Rate, provided, however, that the interest rate is never less than 8.5% per annum on the basis of a 360-day year times the actual number of days elapsed. The Prime Rate was 8.5% per annum at April 30, 2024 and October 31, 2023. The maturity date of the Virginia Real Estate Loan is May 5, 2026.

The Loan remains generally secured by a first lien deed of trust on the land and buildings at the Company’s headquarters and manufacturing facilities located in Roanoke, Virginia. All other terms of the Virginia Real Estate Loan remain unaltered and remain in full force and effect.

The Company had an outstanding balance on its Virginia Real Estate Loan of $2.7 million, as of April 30, 2024 and October 31, 2023.

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

The maximum aggregate principal amount subject to the Revolver is $18,000,000. Interest accrues on the daily balance at the per annum rate of 1.5% above the Prime Rate in effect from time to time, but not less than 4.75% (the “Applicable Rate”). As a result, the Revolver accrued interest at a 10.0% rate at April 30, 2024 and October 31, 2023. In the event of a default, interest may become 6.0% above the Applicable Rate. The termination date of the Revolver is July 24, 2025 and the loan may be extended in one year periods subject to the agreement of SLR.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2024

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

As of April 30, 2024, the Company had $8.0 million of outstanding borrowings on its Revolver and $2.0 million in available credit. As of October 31, 2023, the Company had $8.3 million of outstanding borrowings on its Revolver and $2.6 million in available credit.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2024

(Unaudited)

Operating lease right-of-use assets of $407,796 and $596,578 were included in other assets at April 30, 2024 and October 31, 2023, respectively. Operating lease liabilities of $318,225 and $121,294, respectively, were included in accounts payable and accrued expenses, and other noncurrent liabilities, at April 30, 2024. Operating lease liabilities of $414,159 and $227,925, respectively, were included in accounts payable and accrued expenses, and other noncurrent liabilities at October 31, 2023. Operating lease expense recognized during the three months and six months ended April 30, 2024 totaled $109,144 and $218,288, respectively. Operating lease expense recognized during the three months and six months ended April 30, 2023 totaled $109,144 and $212,477, respectively.

The weighted average remaining lease term was 16.5 months and the weighted average discount rate was 7.6% as of April 30, 2024.

For the three months ended April 30, 2024 and 2023, cash paid for operating lease liabilities totaled $111,770 and $109,151, respectively. For the three months ended April 30, 2024 and 2023, there were no right-of-use assets obtained in exchange for new operating lease liabilities.

Finance lease right-of-use assets of $126,593 and $141,342 were included in other assets at April 30, 2024 and October 31, 2023, respectively. Finance lease liabilities of $38,357 and $74,046, respectively, were included in accounts payable and accrued expenses, and other noncurrent liabilities at April 30, 2024. Finance lease liabilities of $37,459 and $93,451, respectively, were included in accounts payable and accrued expenses, and other noncurrent liabilities at October 31, 2023. Interest expense related to the finance lease totaled $1,409 and $2,927, respectively, for the three months and six months ended April 30, 2024. Interest expense related to the finance lease totaled $1,840 and $3,784, respectively, for the three months and six months ended April 30, 2023. For the three months ended April 30, 2024 and 2023, amortization expense related to the finance lease totaled $7,374. For the six months ended April 30, 2024 and 2023, amortization expense related to the finance lease totaled $14,749.

The remaining lease term for the finance lease is 28 months and the discount rate is 4.75% as of April 30, 2024.

For the three months ended April 30, 2024, cash paid for the finance lease liability totaled $1,409 for interest and $9,309 for principal. For the six months ended April 30, 2024, cash paid for the finance lease liability totaled $2,927 for interest and $18,507 for principal.

For the three months ended April 30, 2023, cash paid for the finance lease liability totaled $1,840 for interest and $8,878 for principal. For the six months ended April 30, 2023, cash paid for the finance lease liability totaled $3,784 for interest and $17,652 for principal.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2024

(Unaudited)

The Company’s future payments due under leases reconciled to the lease liabilities are as follows:

Fiscal Year	Operating leases	Finance lease
2024 (1)	$225,340	$21,434
2025	177,997	42,868
2026	63,644	55,714
Total undiscounted lease payments	466,981	120,016
Present value discount	(27,462)	(7,613)
Total lease liability	$439,519	$112,403

(1) Remaining six months of fiscal year 2024.

(8)	Fair Value Measurements

The carrying amounts reported in the condensed consolidated balance sheets as of April 30, 2024 and October 31, 2023 for cash, trade accounts receivable, income taxes refundable – current, other receivables, current installments of long-term debt, accounts payable and accrued expenses, accrued compensation and payroll taxes, and income taxes payable approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s note payable, revolver – noncurrent, and long-term debt, excluding current installments, approximates fair value because the interest rates vary with the market. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

	Three months ended		Six months ended
	April 30,		April 30,
	2024	2023	2024	2023
Net income (loss) (numerator)	$(1,601,346)	$2,423,087	$(3,026,620)	$3,233,071
Shares (denominator)	7,710,801	7,867,755	7,731,605	7,880,685
Basic and diluted net income (loss) per share	$(0.21)	$0.31	$(0.39)	$0.41

Weighted average unvested shares for the three months and six months ended April 30, 2024 totaling 141,723, while issued and outstanding, were not included in the computation of basic and diluted net loss per share for the three months and six months ended April 30, 2024 (because to include such shares would have been anti-dilutive, or in other words, to do so would have reduced the net loss per share for those periods).

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2024

(Unaudited)

(10)	Segment Information and Business and Credit Concentrations

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not‑for‑profit organizations. Concentration of credit risk with respect to trade receivables is normally limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of April 30, 2024 have been adequately provided for in the condensed consolidated financial statements. The Company includes all entities under common ownership for the purpose of calculating business concentrations.

For the three months and six months ended April 30, 2024, 16.3% and 15.9%, respectively, of consolidated net sales were attributable to one national distributor customer. For the three months and six months ended April 30, 2023, 17.7% and 16.3%, respectively, of consolidated net sales were attributable to the same national distributor customer.

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

The Company recognizes revenue at the point in time when products are shipped or delivered from its manufacturing facility to its customer, in accordance with the agreed-upon shipping terms. Since the Company typically invoices the customer at the same time that performance obligations are satisfied, no contract assets are recognized. The Company’s contract liability represents advance consideration received from customers prior to transfer of the product. This liability was $180,431 as of April 30, 2024 and $110,336 as of October 31, 2023.

Sales to certain customers are made pursuant to agreements that provide price adjustments and limited return rights with respect to the Company’s products. The Company maintains a reserve for estimated future price adjustment claims, rebates and returns as a refund liability. The Company’s refund liability was $133,201 as of April 30, 2024 and $252,264 as of October 31, 2023.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2024

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

Disaggregation of Revenue

The following table presents net sales attributable to the United States and all other countries in total for the three months and six months ended April 30, 2024 and 2023:

	Three months ended		Six months ended
	April 30,		April 30,
	2024	2023	2024	2023
United States	$13,024,311	$15,829,216	$24,993,866	$30,407,301
Outside the United States	3,087,787	3,790,320	5,972,997	7,495,910
Total net sales	$16,112,098	$19,619,536	$30,966,863	$37,903,211

(12)	Contingencies

From time to time, the Company is involved in various claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

(13)	New Accounting Standards Not Yet Adopted

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires enhanced disclosures about significant segment expenses and enhanced disclosures in interim periods. The guidance in ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023 and interim reporting periods in fiscal years beginning after December 31, 2024, with early adoption permitted. The Company is currently evaluating the impact ASU 2023-07 will have on its financial statement disclosures.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to known and unknown variables, uncertainties, contingencies and risks that may cause actual events or results to differ materially from our expectations. Such known and unknown variables, uncertainties, contingencies and risks (collectively, “factors”) may also adversely affect Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”), the Company’s future results of operations and future financial condition, and/or the future equity value of the Company. Factors that could cause or contribute to such differences from our expectations or that could adversely affect the Company include, but are not limited to: the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate and/or government spending on information technology; actions by competitors; fluctuations in the price of raw materials (including optical fiber, copper, gold and other precious metals, plastics and other materials); fluctuations in transportation costs; our dependence on customized equipment for the manufacture of certain of our products in certain production facilities; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing in one or more of the markets in which we participate, including the impact of increased competition; our dependence on a limited number of suppliers for certain product components; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in any litigation, claims, and other actions or disputes, and potential litigation, claims, and other actions or disputes against us or with us; an adverse outcome in any regulatory reviews and audits and potential regulatory reviews and audits; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences for competing technologies relative to our product offering; economic conditions that affect the telecommunications sector, the data communications sector, certain technology sectors and/or certain industry market sectors (for example, commercial/enterprise, military, industrial, broadcast, mining, petrochemical, renewable energy and wireless carrier industry market sectors); economic conditions that affect U.S.-based manufacturers; economic conditions or changes in relative currency strengths (for example, the strengthening of the U.S. dollar relative to certain foreign currencies) and import and/or export tariffs imposed by the U.S. and other countries that affect certain geographic markets, industry market sectors, and/or the economy as a whole; changes in demand for our products from certain competitors for which we provide private label connectivity products; changes in the mix of products sold during any given period (due to, among other things, seasonality or varying strength or weaknesses in particular markets in which we participate) which may impact gross profits and gross profit margins or net sales; variations in orders and production volumes affecting fixed-costs coverage and production efficiencies which may impact gross profits and gross profit margins; variations in orders and production volumes of hybrid cables (fiber and copper) with high copper content, which tend to have lower gross profit margins; significant variations in sales resulting from: (i) high volatility within various geographic markets, within targeted markets and industries, for certain types of products, and/or with certain customers (whether related to the market generally or to specific customers’ business in particular), (ii) market variations in existing product inventory levels available, generally or in certain markets, impacting sales orders for products, (iii) timing of large sales orders, and (iv) high sales concentration among a limited number of customers in certain markets, particularly the wireless carrier market; terrorist attacks or acts of war, any current or potential future military conflicts, and acts of civil unrest; cold wars and economic sanctions as a result of these activities; changes in the level of spending by the United States government, including, but not limited to military spending; ability to recruit and retain key personnel (including production personnel); poor labor relations; increasing labor costs; delays, extended lead times and/or changes in availability of needed raw materials, equipment and/or supplies; shipping and other logistics challenges; impact of inflation on costs, including raw materials and labor, and ability to pass along any increased costs to customers; impact of rising interest rates increasing the cost of capital; impact of cybersecurity risks and incidents and the related actual or potential costs and consequences of such risks and incidents, including costs and regulations to limit such risks; the impact of data privacy laws, including any applicable international privacy laws, and the related actual or potential costs and consequences; the impact of changes in accounting policies and related costs of compliance, including changes by the Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board (“PCAOB”), the Financial Accounting Standards Board (“FASB”), and/or the International Accounting Standards Board (“IASB”); our ability to continue to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; the impact of changes and potential changes in federal laws and regulations adversely affecting our business and/or which result in increases in our direct and indirect costs, including our direct and indirect costs of compliance with such laws and regulations; rising healthcare costs; impact of new or changed government laws and regulations on healthcare costs; the impact of changes in state or federal tax laws and regulations increasing our costs and/or impacting the net return to investors owning our shares; any changes in the status of our compliance with covenants with our lenders; our continued ability to maintain and/or secure future debt financing and/or equity financing to adequately finance our ongoing operations; the impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, making investments in or with, and/or acquiring parties that compete with and/or have conflicts with our customers; voluntary or involuntary delisting of the Company’s common stock from any exchange on which it is traded; the deregistration by the Company from SEC reporting requirements as a result of the small number of holders of the Company’s common stock; adverse reactions by customers, vendors or other service providers to unsolicited proposals regarding the ownership or management of the Company; the additional costs of considering, responding to and possibly defending our position on unsolicited proposals regarding the ownership or management of the Company; direct and indirect impacts of weather, natural disasters and/or epidemic, pandemic or endemic diseases in the areas of the world in which we operate, market our products and/or acquire raw materials including impacts on supply chains, labor constraints impacting our production volumes and costs; any present or future government mandates, travel restrictions, shutdowns or other regulations regarding any epidemic, pandemic or endemic diseases; an increase in the number of shares of the Company’s common stock issued and outstanding; economic downturns generally and/or in one or more of the markets in which we operate; changes in market demand, exchange rates, productivity, market dynamics, market confidence, macroeconomic and/or other economic conditions in the areas of the world in which we operate and market our products; and our success in managing the risks involved in the foregoing.

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

Summary of Company Performance for Second Quarter of Fiscal Year 2024

●

Consolidated net sales for the second quarter of fiscal year 2024 decreased 17.9% to $16.1 million, compared to $19.6 million for the same period last year, which we believe is consistent with weakness being experienced in our industry generally and in certain of our target markets. Net sales for the second quarter of fiscal year 2024 increased 8.5% compared to $14.9 million for the first quarter of fiscal year 2024.

●

Gross profit decreased 40.5% to $4.0 million in the second quarter of fiscal year 2024, compared to $6.8 million for the second quarter of fiscal year 2023, while gross profit increased 8.8% compared to $3.7 million for the first quarter of fiscal year 2024.

●

Gross profit margin (gross profit as a percentage of net sales) was 25.1% during the second quarter of fiscal year 2024, compared to 34.6% for the second quarter of fiscal year 2023 and compared to 25.0% for the first quarter of fiscal year 2024.

●

SG&A expenses were $5.3 million during the second quarter of fiscal year 2024, compared to $5.7 million for the same period last year. SG&A expenses as a percentage of net sales were 33.0% during the second quarter of fiscal year 2024, compared to 28.9% during the same period in fiscal year 2023 and compared to 34.3% during the first quarter of fiscal year 2024.

●	Net loss was $1.6 million, or $0.21 per share, during the second quarter of fiscal year 2024, compared to net income of $2.4 million, or $0.31 per share, for the comparable period last year.

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

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended			Six Months Ended
	April 30,		Percent	April 30,		Percent
	2024	2023	Change	2024	2023	Change
Net sales	$16,112,000	$19,620,000	(17.9)%	$30,967,000	$37,903,000	(18.3)%
Gross profit	4,039,000	6,783,000	(40.5)	7,752,000	13,304,000	(41.7)
SG&A expenses	5,320,000	5,662,000	(6.1)	10,413,000	11,118,000	(6.3)
Income (loss) from operations	(1,301,000)	1,100,000	(218.3)	(2,701,000)	2,146,000	(225.9)
Net income (loss)	(1,601,000)	2,423,000	(166.1)	(3,027,000)	3,233,000	(193.6)

Three Months Ended April 30, 2024 and 2023

Net Sales

Consolidated net sales for the second quarter of fiscal year 2024 decreased 17.9% to $16.1 million, compared to net sales of $19.6 million for the same period last year, and increased 8.5% compared to net sales of $14.9 million during the first quarter of fiscal year 2024. We experienced a decrease in net sales in both our enterprise and specialty markets, including the wireless carrier market, in the second quarter of fiscal year 2024, compared to the same period last year. We believe this is consistent with weakness being experienced in our industry generally and in certain of our target markets.

Net sales to customers in the United States decreased 17.7% and net sales to customers outside of the United States decreased 18.5% in the second quarter of fiscal year 2024, compared to the same period last year. We can experience fluctuations in sales from quarter to quarter in the various markets (both industries and geographies) in which we operate for various reasons.

The second quarter of fiscal year 2023 was positively impacted by our higher-than-typical sales order backlog/forward load of more than $11.0 million that existed at the end of the first quarter of fiscal year 2023, while our sales order backlog/forward load at the end of the first quarter of fiscal year 2024 had returned to more normal levels at approximately $5.0 million. At the end of the second quarter of fiscal year 2024, our sales order backlog/forward load remains at a more typical level of approximately $5.6 million.

Additionally, net sales for the second quarter of fiscal year 2024 were negatively impacted by various macroeconomic pressures, risks and uncertainties in our industry—which we believe is consistent with weakness being experienced in our industry generally. While certain of our markets continue to show signs of softness (including our enterprise and wireless carrier markets), we believe there are positive indicators in certain of our other markets. Overall, we expect our net sales to begin to grow compared to the first half of fiscal year 2024.

Gross Profit

Our gross profit was $4.0 million in the second quarter of fiscal year 2024, a decrease of 40.5% compared to gross profit of $6.8 million in the second quarter of fiscal year 2023, while gross profit during the second quarter of fiscal year 2024 increased 8.8% compared to $3.7 million for the first quarter of fiscal year 2024.

Gross profit margin, or gross profit as a percentage of net sales, was 25.1% in the second quarter of fiscal year 2024 compared to 34.6% in the second quarter of fiscal year 2023 and compared to 25.0% for the first quarter of fiscal year 2024.

Gross profit margin for the second quarter of fiscal 2024 when compared to the same period last year was negatively impacted by lower volumes, as fixed charges were spread over lower sales, as well as decreased plant efficiency, as fewer sales and lower backlog impacted the flow of products through our manufacturing facilities—the impact of operating leverage. Additionally, our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may vary based on changes in product mix.

While production volume decreased during the second quarter of fiscal year 2024 compared to the same period last year, we have not implemented reductions in production personnel like others in our industry have done—with various personnel reductions at manufacturers and distributors. Our planned restraint in this regard is consistent with our view of expected opportunities as we continue fiscal year 2024, as well as considering the time it takes to train new production personnel in certain areas of our production operations.

Selling, General, and Administrative Expenses

SG&A expenses decreased to $5.3 million during the second quarter of fiscal year 2024, compared to $5.7 million during the second quarter of fiscal year 2023. SG&A expenses as a percentage of net sales were 33.0% in the second quarter of fiscal year 2024, compared to 28.9% in the second quarter of fiscal year 2023, as fixed SG&A expenses were spread over lower net sales. By comparison, SG&A expenses as a percentage of net sales were 34.3% during the first quarter of fiscal year 2024.

The decrease in SG&A expenses during the second quarter of fiscal year 2024 compared to the same period last year was primarily the result of decreases in employee and contracted sales personnel-related costs totaling $248,000 and shipping costs totaling $108,000. Included in employee and contracted sales personnel-related costs are employee incentives and commissions which decreased due to decreased net sales and the financial results during the second quarter of fiscal year 2024. Shipping costs decreased primarily due to the decrease in net sales.

Royalty Income (Expense), Net

We recognized royalty expense, net of royalty income, totaling $7,000 during the second quarter of fiscal years 2024 and 2023. Royalty expense and/or income may fluctuate based on sales of related licensed products and estimates of amounts for non-licensed product sales, if any.

Amortization of Intangible Assets

We recognized $14,000 of amortization expense, associated with intangible assets, during the second quarter of fiscal years 2024 and 2023.

Income (loss) from operations

We reported a loss from operations of $1.3 million for the second quarter of fiscal year 2024, compared to income from operations of $1.1 million for the second quarter of fiscal year 2023, and compared to a net loss from operations of $1.4 million for the first quarter of fiscal year 2024.

Other Income (Expense), Net

We recognized other expense, net in the second quarter of fiscal year 2024 of $293,000, compared to other income, net of $1.4 million in the second quarter of fiscal year 2023.

Other expense, net for the second quarter of fiscal year 2024 is comprised primarily of interest expense and other miscellaneous items. The change in other expense, net during the second quarter of fiscal year 2024 compared to the same period last year was primarily due to gain on insurance proceeds received in the second quarter of fiscal year 2023 for damage to property and equipment totaling $1.7 million, partially offset by interest expense and other miscellaneous items, that did not recur in fiscal year 2024.

Income (Loss) Before Income Taxes

We reported a loss before income taxes of $1.6 million for the second quarter of fiscal year 2024, compared to income before income taxes of $2.5 million for the second quarter of fiscal year 2023. The change was primarily due to the decrease in gross profit of $2.7 million and gain on insurance proceeds received in the second quarter of fiscal year 2023 for damage to property and equipment of $1.7 million, partially offset by the decrease in SG&A expenses of $343,000.

Income Tax Expense

Income tax expense totaled $7,000 in the second quarter of fiscal year 2024, compared to $75,000 in the second quarter of fiscal year 2023. Our effective tax rate was less than negative one percent for the second quarter of fiscal year 2024 and 3.0% for the second quarter of fiscal year 2023.

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

Net Income (Loss)

Net loss for the second quarter of fiscal year 2024 was $1.6 million, or $0.21 per share, compared to net income of $2.4 million, or $0.31 per share, for the second quarter of fiscal year 2023. This change was primarily due to the decrease in income before income taxes of $4.1 million, which includes a $1.7 million decrease in gain on insurance proceeds, net.

Six Months Ended April 30, 2024 and 2023

Net Sales

Consolidated net sales for the first half of fiscal year 2024 were $31.0 million, a decrease of 18.3% compared to net sales of $37.9 million for the same period last year. We experienced a decrease in net sales in both our enterprise and specialty markets, including the wireless carrier market, in the first half of fiscal year 2024, compared to the same period last year. We believe this is consistent with weakness being experienced in our industry generally and in certain of our target markets.

Net sales to customers in the United States decreased 17.8% and net sales to customers outside of the United States decreased 20.3% in the first half of fiscal year 2024, compared to the same period last year. We can experience fluctuations in sales from quarter to quarter in the various markets (both industries and geographies) in which we operate for various reasons.

The first half of fiscal year 2023 was positively impacted by our higher-than-typical sales order backlog/forward load of more than $12.0 million that existed at the end of fiscal year 2022, while our sales order backlog/forward load at the end of fiscal year 2023 had returned to more normal levels at approximately $5.4 million. At the end of the first half of fiscal year 2024, our sales order backlog/forward load remains at a more typical level of approximately $5.6 million.

Additionally, net sales for the first half of fiscal year 2024 were negatively impacted by various macroeconomic pressures, risks and uncertainties in our industry—which we believe is consistent with weakness being experienced in our industry generally. While certain of our markets continue to show signs of softness (including our enterprise and wireless carrier markets), we believe there are positive indicators in certain of our other markets. Overall, we expect our net sales to begin to grow compared to the first half of fiscal year 2024.

Gross Profit

Our gross profit was $7.8 million in the first half of fiscal year 2024, a decrease of 41.7% compared to gross profit of $13.3 million in the first half of fiscal year 2023. Gross profit margin was 25.0% in the first half of fiscal year 2024 compared to 35.1% in the first half of fiscal year 2023.

Gross profit margin for the first half of fiscal 2024 was negatively impacted by lower volumes, as fixed charges were spread over lower sales, as well as decreased plant efficiency, as fewer sales and lower backlog impacted the flow of products through our manufacturing facilities—the impact of operating leverage. Additionally, our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may vary based on changes in product mix.

While production volume decreased during the first half of fiscal year 2024 compared to the same period last year, we have not implemented reductions in production personnel like others in our industry have done—with various personnel reductions at manufacturers and distributors. Our planned restraint in this regard is consistent with our view of expected opportunities as we continue fiscal year 2024, as well as considering the time it takes to train new production personnel in certain areas of our production operations.

Selling, General, and Administrative Expenses

SG&A expenses decreased 6.3% to $10.4 million during the first half of fiscal year 2024, compared to $11.1 million for the same period last year. SG&A expenses as a percentage of net sales were 33.6% in the first half of fiscal year 2024, compared to 29.3% in the first half of fiscal year 2023, as fixed SG&A expenses were spread over lower net sales.

The decrease in SG&A expenses during the first half of fiscal year 2024 compared to the same period last year was primarily the result of decreases in employee and contracted sales personnel-related costs totaling $459,000 and shipping costs totaling $215,000. Included in employee and contracted sales personnel-related costs are employee incentives and commissions which decreased due to decreased net sales and the financial results during the first half of fiscal year 2024. Shipping costs decreased primarily due to the decrease in net sales.

Royalty Income (Expense), Net

We recognized royalty expense, net of royalty income, totaling $13,000 during the first half of fiscal years 2024 and 2023. Royalty income and/or expense may fluctuate based on sales of related licensed products and estimates of amounts for non-licensed product sales, if any.

Amortization of Intangible Assets

We recognized $27,000 of amortization expense, associated with intangible assets, during the first half of fiscal years 2024 and 2023.

Income (loss) from operations

We reported a loss from operations of $2.7 million for the first half of fiscal year 2024, compared to income from operations of $2.1 million for the first half of fiscal year 2023.

Other Income (Expense), Net

We recognized other expense, net in the first half of fiscal year 2024 of $311,000, compared to other income, net of $1.2 million in the first half of fiscal year 2023. Other expense, net for the first half of fiscal year 2024 is comprised of gain on insurance proceeds totaling $219,000, partially offset by interest expense and other miscellaneous items.

The change in other expense, net during the first half of fiscal year 2024 compared to the same period last year was primarily due to a decrease in gain on insurance proceeds received in the first half of fiscal year 2023 for damage to property and equipment totaling $1.5 million.

Income (Loss) Before Income Taxes

We reported a loss before income taxes of $3.0 million for the first half of fiscal year 2024, compared to income before income taxes of $3.3 million for the first half of fiscal year 2023. The change was primarily due to the decrease in gross profit of $5.6 million and the decrease in gain on insurance proceeds, net of $1.5 million, partially offset by the decrease in SG&A expenses of $705,000.

Income Tax Expense (Benefit)

Income tax expense totaled $14,000 in the first half of fiscal year 2024, compared to $107,000 in the first half of fiscal year 2023. Our effective tax rate was less than negative one percent for the first half of fiscal year 2024 and 3.2% for the first half of fiscal year 2023.

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

Net Income (Loss)

Net loss for the first half of fiscal year 2024 was $3.0 million, or $0.39 per share, compared to net income of $3.2 million, or $0.41 per share, for the first half of fiscal year 2023. This change was primarily due to the decrease in income before income taxes of $6.4 million, which includes the $1.5 million decrease in gain on insurance proceeds, net.

Financial Condition

Total assets decreased $4.0 million, or 9.1%, to $39.9 million at April 30, 2024, from $43.9 million at October 31, 2023. This decrease was primarily due to a $430,000 decrease in trade accounts receivable, net, and a $2.3 million decrease in inventories. The decrease in trade accounts receivable, net resulted from the decrease in net sales in the second quarter of fiscal year 2024 when compared to the fourth quarter of fiscal year 2023. Inventories decreased largely as the result of the timing of certain raw material purchases as well as lower replenishment rates due to lower sales and the timing of sales of stock inventory.

Total liabilities decreased $1.1 million, or 5.8%, to $18.0 million at April 30, 2024, from $19.2 million at October 31, 2023. The decrease in total liabilities was primarily due to a decrease in accounts payable and accrued expenses, including accrued compensation and payroll taxes, totaling $649,000, primarily resulting from the timing of certain vendor and payroll related payments, and net repayments on our Revolver totaling $278,000.

Total shareholders’ equity at April 30, 2024 decreased $2.9 million in the first half of fiscal year 2024 resulting primarily from a net loss of $3.0 million.

Liquidity and Capital Resources

Our primary capital needs have been to fund working capital requirements through payments on our Revolver. Our primary source of capital for these purposes has been existing cash, cash provided by operations and borrowings under our Revolver (see “Credit Facilities” below).

Our cash totaled $1.1 million as of April 30, 2024, a decrease of $379,000 compared to $1.5 million as of October 31, 2023. The decrease in cash for the six months ended April 30, 2024 primarily resulted from net cash used in financing activities of $474,000 (including a $278,000 net reduction in our Revolver) and capital expenditures of $236,000, partially offset by cash provided by operating activities of $113,000 and insurance proceeds, net totaling $219,000.

On April 30, 2024, we had working capital of $24.3 million compared to $27.3 million on October 31, 2023. The ratio of current assets to current liabilities as of April 30, 2024 was 4.4 to 1.0, compared to 4.5 to 1.0 as of October 31, 2023. The decrease in working capital and in the current ratio was primarily due to the decrease in cash of $379,000, the decrease in trade accounts receivable, net of $430,000, and the decrease in inventories of $2.3 million, partially offset by the decrease in accounts payable and accrued expenses, including accrued compensation and payroll taxes, totaling $649,000.

As of April 30, 2024 and October 31, 2023, we had outstanding loan balances under our Revolver totaling $8.0 million and $8.3 million, respectively. As of April 30, 2024 and October 31, 2023, we had other outstanding bank loan balances, excluding our Revolver, totaling $2.7 million.

Net Cash

Net cash provided by operating activities was $113,000 in the first half of fiscal year 2024, compared to net cash used in operating activities of $1.5 million for the first half of fiscal year 2023. Net cash provided by operating activities during the first half of fiscal year 2024 primarily resulted from certain adjustments to reconcile a net loss of $3.0 million to net cash provided by operating activities including depreciation and amortization of $431,000 and share-based compensation expense of $251,000. Additionally, the cash flow impact of decreases in accounts receivable, net of $447,000 and decreases in inventories of $2.3 million further contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by the cash flow impact of decreases in accounts payable and accrued expenses, including accrued compensation and payroll taxes, of $639,000 and an adjustment to reconcile a net loss of $3.0 million to net cash provided by operating activities for gain on insurance proceeds, net totaling $219,000.

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

Net cash used in investing activities totaled $17,000 in the first half of fiscal year 2024, compared to net cash provided by investing activities of $1.5 million in the first half of fiscal year 2023. Net cash used in investing activities during the first half of fiscal year 2024 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment totaling $236,000, partially offset by net insurance proceeds of $219,000. Net cash provided by investing activities during the first half of fiscal year 2023 resulted primarily from the net insurance proceeds received for damage to property and equipment totaling $1.7 million, partially offset by purchases of property and equipment and deposits for the purchase of property and equipment totaling $230,000.

Net cash used in financing activities totaled $474,000 for the first half of fiscal year 2024, compared to net cash provided by financing activities of $1.7 million in the first half of fiscal year 2023. Net cash used in financing activities in the first half of fiscal year 2024 resulted primarily from net repayments on our revolving line of credit totaling $278,000. Net cash provided by financing activities in the first half of fiscal year 2023 resulted primarily from net proceeds on our revolving line of credit totaling $2.0 million, partially offset by principal payments on long-term debt totaling $168,000.

Credit Facilities

We have credit facilities consisting of a real estate term loan, as amended and restated (the “Virginia Real Estate Loan”) and a Revolving Credit Master Promissory Note and related Loan and Security Agreement (collectively, the “Revolver”).

The Virginia Real Estate Loan is with Northeast Bank and is payable in monthly installments of principal and interest. Principal is calculated using the unpaid balance of the loan and a two hundred forty (240) month amortization schedule. Interest is computed on the aggregate principal balance outstanding at a rate equal to the Prime Rate, adjusted monthly on the fifth day of each calendar month in accordance with changes to the Prime Rate, provided, however, that the interest rate is never less than 8.5% per annum on the basis of a 360-day year times the actual number of days elapsed. The Prime Rate was 8.5% per annum at April 30, 2024 and October 31, 2023. The maturity date of the Virginia Real Estate Loan is May 5, 2026.

The Loan remains generally secured by a first lien deed of trust on the land and buildings at our headquarters and manufacturing facilities located in Roanoke, Virginia. All other terms of the Virginia Real Estate Loan remain unaltered and remain in full force and effect.

The Company had an outstanding balance on its Virginia Real Estate Loan of $2.7 million, as of April 30, 2024.

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

The maximum aggregate principal amount subject to the Revolver is $18.0 million. Interest accrues on the daily balance at the per annum rate of 1.5% above the Prime Rate in effect from time to time, but not less than 4.75% (the “Applicable Rate”). As a result, the Revolver accrued interest at a 10.0% rate at April 30, 2024 and October 31, 2023. In the event of a default, interest may become 6.0% above the Applicable Rate. The termination date of the Revolver is July 24, 2025 and the loan may be extended in one year periods subject to the agreement of SLR.

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

As of April 30, 2024, we had $8.0 million of outstanding borrowings on our Revolver and $2.0 million in available credit.

Capital Expenditures

We did not have any material commitments for capital expenditures as of April 30, 2024. During our 2024 fiscal year budgeting process, we included an estimate for capital expenditures of $1.0 million for the fiscal year. We anticipate these expenditures, to the extent made, will be funded out of our working capital, cash provided by operations or borrowings under our Revolver, as appropriate. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Additionally, total capital expenditures exceeding $1.0 million per fiscal year would require approval from our lender.

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

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2023 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2023 Form 10-K did not change during the period from November 1, 2023 through April 30, 2024.

New Accounting Standards

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires enhanced disclosures about significant segment expenses and enhanced disclosures in interim periods. The guidance in ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023 and interim reporting periods in fiscal years beginning after December 31, 2024, with early adoption permitted. We are currently evaluating the impact ASU 2023-07 will have on our financial statement disclosures.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2024. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2024, and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the first half of fiscal year 2024, the Company recognized a gain on insurance proceeds, net for damage to property and equipment totaling $219,000 which is reflected as income under other income (expense), net on the Company’s condensed consolidated statement of operations. To the extent the Company incurs expenses in future periods to restore, repair or replace damaged assets, it may recognize offsetting losses in those future periods. At this time, the Company does not expect any future restoration and repair costs to exceed any insurance proceeds.

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

4.13

Amended and Restated Stockholder Protection Rights Agreement, dated as of November 2, 2021, between Optical Cable Corporation and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-A12G/A filed with the Commission on November 5, 2021).

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 30, 2024 and October 31, 2023, (ii) Condensed Consolidated Statements of Operations for the three months and six months ended April 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Shareholders’ Equity for the three months and six months ended April 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2024 and 2023, and (v) Condensed Notes to Condensed Consolidated Financial Statements. FILED HEREWITH.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: June 10, 2024	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: June 10, 2024	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial
Officer