Form 10-Q
period 2024-07-31
OPTICAL CABLE CORP
filed 2024-09-11
CIK 1000230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

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

As of September 4, 2024, 8,220,344 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Nine Months Ended July 31, 2024

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

OPTICAL CABLE CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	July 31,	October 31,
	2024	2023
Assets
Current assets:
Cash	$796,735	$1,468,709
Trade accounts receivable, net of allowance for credit losses of $70,742 at July 31, 2024 and $71,189 at October 31, 2023	8,588,865	8,727,810
Income taxes refundable - current	80,797	81,844
Other receivables	40,581	397,758
Inventories	19,259,308	23,766,326
Prepaid expenses and other assets	424,239	595,469
Total current assets	29,190,525	35,037,916
Property and equipment, net	6,985,219	7,139,616
Intangible assets, net	527,047	566,197
Other assets, net	895,847	1,135,172
Total assets	$37,598,638	$43,878,901
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$55,958	$52,624
Accounts payable and accrued expenses	5,338,907	5,843,044
Accrued compensation and payroll taxes	1,568,292	1,849,780
Income taxes payable	12,949	22,754
Total current liabilities	6,976,106	7,768,202
Note payable, revolver - noncurrent	7,280,673	8,324,397
Long-term debt, excluding current installments	2,585,095	2,622,620
Other noncurrent liabilities	402,673	441,838
Total liabilities	17,244,547	19,157,057
Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 7,890,494 shares at July 31, 2024 and 7,893,681 shares at October 31, 2023	15,350,053	15,134,133
Retained earnings	5,004,038	9,587,711
Total shareholders’ equity	20,354,091	24,721,844
Commitments and contingencies
Total liabilities and shareholders’ equity	$37,598,638	$43,878,901

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
Net sales	$16,221,671	$16,941,378	$47,188,534	$54,844,589
Cost of goods sold	12,301,447	11,825,348	35,516,152	36,424,644
Gross profit	3,920,224	5,116,030	11,672,382	18,419,945
Selling, general and administrative expenses	5,237,646	4,957,518	15,650,331	16,075,323
Royalty expense, net	6,616	6,571	19,879	19,729
Amortization of intangible assets	13,515	13,516	40,547	40,426
Income (loss) from operations	(1,337,553)	138,425	(4,038,375)	2,284,467
Other income (expense), net:
Interest expense, net	(301,483)	(298,215)	(880,711)	(854,903)
Gain on insurance proceeds, net	90,310	255,880	309,212	1,952,170
Other, net	(1,644)	3,793	47,190	58,617
Other income (expense), net	(212,817)	(38,542)	(524,309)	1,155,884
Income (loss) before income taxes	(1,550,370)	99,883	(4,562,684)	3,440,351
Income tax expense (benefit)	6,683	(920)	20,989	106,477
Net income (loss)	$(1,557,053)	$100,803	$(4,583,673)	$3,333,874
Net income (loss) per share: Basic and diluted	$(0.20)	$0.01	$(0.59)	$0.42

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Nine Months Ended July 31, 2024
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2023	7,893,681	$15,134,133	$9,587,711	$24,721,844
Share-based compensation, net	(40,324)	51,490	—	51,490
Net loss	—	—	(1,425,274)	(1,425,274)
Balances at January 31, 2024	7,853,357	$15,185,623	$8,162,437	$23,348,060

Share-based compensation, net	(842)	91,641	—	91,641
Net loss	—	—	(1,601,346)	(1,601,346)
Balances at April 30, 2024	7,852,515	$15,277,264	$6,561,091	$21,838,355

Share-based compensation, net	37,979	72,789	—	72,789
Net loss	—	—	(1,557,053)	(1,557,053)
Balances at July 31, 2024	7,890,494	$15,350,053	$5,004,038	$20,354,091

	Nine Months Ended July 31, 2023
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2022	7,893,194	$14,638,505	$7,521,213	$22,159,718
Share-based compensation, net	(24,626)	34,322	—	34,322
Net income	—	—	809,984	809,984
Balances at January 31, 2023	7,868,568	$14,672,827	$8,331,197	$23,004,024

Share-based compensation, net	(3,447)	139,507	—	139,507
Net income	—	—	2,423,087	2,423,087
Balances at April 30, 2023	7,865,121	$14,812,334	$10,754,284	$25,566,618

Share-based compensation, net	28,560	173,500	—	173,500
Net income	—	—	100,803	100,803
Balances at July 31, 2023	7,893,681	$14,985,834	$10,855,087	$25,840,921

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	July 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(4,583,673)	$3,333,874
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	644,376	716,398
Bad debt expense (recovery)	(447)	7,767
Share-based compensation expense	328,871	463,181
Gain on insurance proceeds, net	(309,212)	(1,952,170)
Loss on disposal of property and equipment	796	10,307
(Increase) decrease in:
Trade accounts receivable	139,392	1,656,381
Other receivables	395,147	(33,430)
Inventories	4,507,018	(5,507,567)
Prepaid expenses and other assets	171,230	75,178
Income taxes refundable	1,047	(15,745)
Other assets	305,360	1,809
Increase (decrease) in:
Accounts payable and accrued expenses	(508,683)	307,281
Accrued compensation and payroll taxes	(281,488)	53,399
Income taxes payable	(9,805)	(6,000)
Other noncurrent liabilities	(134,883)	(39,694)
Net cash provided by (used in) operating activities	665,046	(929,031)
Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(313,072)	(371,385)
Insurance proceeds, net	271,242	1,952,170
Investment in intangible assets	(1,397)	(1,997)
Net cash provided by (used in) investing activities	(43,227)	1,578,788
Cash flows from financing activities:
Payroll taxes withheld and remitted on share-based payments	(112,951)	(115,852)
Proceeds from note payable, revolver	46,960,657	60,019,032
Payments on note payable, revolver	(48,004,381)	(58,704,002)
Principal payments on long-term debt	(34,191)	(252,662)
Payments for financing costs	(75,000)	(75,000)
Principal payments on finance lease	(27,927)	(26,635)
Net cash provided by (used in) financing activities	(1,293,793)	844,881
Net increase (decrease) in cash	(671,974)	1,494,638
Cash at beginning of period	1,468,709	215,936
Cash at end of period	$796,735	$1,710,574

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Nine Months Ended July 31, 2024
(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10‑Q and Regulation S‑X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2024 are not necessarily indicative of the results for the fiscal year ending October 31, 2024 because the following items, among other things, may impact those results: changing macroeconomic conditions in various markets, supply chain and labor constraints impacting production volumes, any increased costs related to government and private industry mandates in the areas of the world in which we operate, changes in market conditions, seasonality, inflation and interest rates, changes in technology, competitive conditions, timing of certain projects and purchases by key customers, significant variations in sales resulting from high volatility and timing of large sales orders among a limited number of customers in certain markets, ability of management to execute its business plans, continued ability to maintain and/or secure future debt and/or equity financing to adequately finance ongoing operations; as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2023 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10‑Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2023.

(2)	Stock Incentive Plan and Other Share‑Based Compensation

As of July 31, 2024, there were approximately 359,000 remaining shares available for grant under the Optical Cable Corporation Stock Incentive Plan, as amended (“2017 Plan”).

Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations for the three months and nine months ended July 31, 2024 was $78,079 and $328,871, respectively. Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations for the three months and nine months ended July 31, 2023 was $173,500 and $463,181, respectively. Share-based compensation expense is entirely related to expense recognized in connection with the vesting of restricted stock awards or other stock awards.

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

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Nine Months Ended July 31, 2024
(Unaudited)

During the three months ended July 31, 2024, OCC granted restricted stock awards totaling 39,960 shares to non-employee Directors under the 2017 Plan. The shares are subject to a one-year vesting period and are part of the non-employee Directors’ annual compensation for service on the Board of Directors.

Restricted stock award activity during the nine months ended July 31, 2024 consisted of stock grants totaling 39,960 shares, restricted shares forfeited totaling 842 shares and restricted shares withheld for taxes in connection with the vesting of restricted shares totaling 42,305 shares. OCC restricted stock grants provide the participant with the option to surrender shares to pay for withholding tax obligations resulting from any vesting restricted shares, or to pay cash to the Company or taxing authorities in the amount of the withholding taxes owed on the value of any vesting restricted shares in order to avoid surrendering shares.

As of July 31, 2024, the estimated amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will recognize over a 1 year weighted-average period is approximately $294,000.

On August 7, 2024, subsequent to the Company’s fiscal quarter end, restricted stock awards for employees under the 2017 Plan totaling 329,850 shares were approved by the Compensation Committee of the Board of Directors of the Company. All of the restricted shares granted are operational performance-based shares vesting over approximately five years beginning on January 31, 2026 based on the achievement of certain quantitative operational performance goals. The Company uses gross profit growth as its performance-based measure for restricted stock awards granted to employees.

(3)	Allowance for Credit Losses for Trade Accounts Receivable

A summary of changes in the allowance for credit losses for trade accounts receivable for the nine months ended July 31, 2024 and 2023 follows:

	Nine Months Ended
	July 31,
	2024	2023
Balance at beginning of period	$71,189	$69,643
Bad debt expense (recovery)	(447)	7,767
Balance at end of period	$70,742	$77,410

(4)	Inventories

Inventories as of July 31, 2024 and October 31, 2023 consist of the following:

	July 31,	October 31,
	2024	2023
Finished goods	$5,420,737	$5,937,682
Work in process	3,669,238	4,372,913
Raw materials	9,804,750	13,130,478
Production supplies	364,583	325,253
Total	$19,259,308	$23,766,326

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Nine Months Ended July 31, 2024
(Unaudited)

(5)	Product Warranties

As of July 31, 2024 and October 31, 2023, the Company’s accrual for estimated product warranty claims totaled $75,000 and $80,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense for the three months and nine months ended July 31, 2024 totaled $9,153 and $53,419, respectively. Warranty claims expense for the three months and nine months ended July 31, 2023 totaled $26,048 and $55,700, respectively.

The following table summarizes the changes in the Company’s accrual for product warranties during the nine months ended July 31, 2024 and 2023:

	Nine Months Ended
	July 31,
	2024	2023
Balance at beginning of period	$80,000	$75,000
Liabilities accrued for warranties issued during the period	77,217	77,089
Warranty claims and costs paid during the period	(58,419)	(50,700)
Changes in liability for pre-existing warranties during the period	(23,798)	(21,389)
Balance at end of period	$75,000	$80,000

(6)	Long-term Debt and Notes Payable

The Company has credit facilities consisting of a real estate term loan, as amended and restated (the “Virginia Real Estate Loan”), and a Revolving Credit Master Promissory Note and related Loan and Security Agreement (collectively, the “Revolver”).

The Virginia Real Estate Loan is with Northeast Bank and is payable in monthly installments of principal and interest. Principal is calculated using the unpaid balance of the loan and a two hundred forty (240) month amortization schedule. Interest is computed on the aggregate principal balance outstanding at a rate equal to the Prime Rate, adjusted monthly on the fifth day of each calendar month in accordance with changes to the Prime Rate, provided, however, that the interest rate is never less than 8.5% per annum on the basis of a 360-day year times the actual number of days elapsed. The Prime Rate was 8.5% per annum at July 31, 2024 and October 31, 2023. The maturity date of the Virginia Real Estate Loan is May 5, 2026.

On October 31, 2023, OCC and Northeast Bank entered into an Omnibus Amendment of Loan Documents (the “Amendment”) to modify certain loan documents currently in effect between the parties related to the Virginia Real Estate Loan and a supplemental real estate term loan (the “North Carolina Real Estate Loan”). The primary purpose of the Amendment was to: (i) pay off the principal balance of the North Carolina Real Estate Loan; (ii) pay down the principal balance on the Virginia Real Estate Loan; (iii) extend the maturity date of the Virginia Real Estate Loan through May 5, 2026; (iv) release the collateral of the North Carolina Real Estate Loan; and (v) effective October 5, 2023, modify the interest rate of the Virginia Real Estate Loan to a variable rate equal to the Prime Rate, provided that the interest rate shall never be less than 8.5% per annum.

The Loan is secured by a first lien deed of trust on the land and buildings at the Company’s headquarters and manufacturing facilities located in Roanoke, Virginia.

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Nine Months Ended July 31, 2024
(Unaudited)

The Company had an outstanding balance on its Virginia Real Estate Loan of $2.6 million as of July 31, 2024 and $2.7 million as of October 31, 2023.

On June 27, 2024, OCC entered into a Modification Agreement with North Mill Capital LLC (now doing business as SLR Business Credit, “SLR”) to modify the existing Loan and Security Agreement (“Loan Agreement”) dated July 24, 2020. In addition to certain other modifications to the Loan Agreement as set forth in the Modification Agreement, the Modification Agreement provides a two-year extension of the initial term of the Loan Agreement to July 24, 2027, and increases the eligible inventory maximum from $5,000,000 to $7,000,000.

The Revolver with SLR provides the Company with one or more advances in an amount up to: (a) 85% of the aggregate outstanding amount of eligible accounts (the “eligible accounts loan value”); plus (b) the lowest of (i) an amount up to 35% of the aggregate value of eligible inventory, (ii) $7,000,000, and (iii) an amount not to exceed 100% of the then outstanding eligible accounts loan value; minus (c) $1,150,000.

The maximum aggregate principal amount subject to the Revolver is $18,000,000. Interest accrues on the daily balance at the per annum rate of 1.5% above the Prime Rate in effect from time to time, but not less than 4.75% (the “Applicable Rate”). As a result, the Revolver accrued interest at a 10.0% rate at July 31, 2024 and October 31, 2023. In the event of a default, interest may become 6.0% above the Applicable Rate. The loan may be extended in one year periods subject to the agreement of SLR.

The Revolver is secured by all of the following assets, properties, rights and interests in property of the Company whether now owned or existing, or hereafter acquired or arising, and wherever located; all accounts, equipment, commercial tort claims, general intangibles, chattel paper, inventory, negotiable collateral, investment property, financial assets, letter-of-credit rights, supporting obligations, deposit accounts, money or assets of the Company, which hereafter come into the possession, custody, or control of SLR; all proceeds and products, whether tangible or intangible, of any of the foregoing, including proceeds of insurance covering any or all of the foregoing; any and all tangible or intangible property resulting from the sale, lease, license or other disposition of any of the foregoing, or any portion thereof or interest therein, and all proceeds thereof; and any other assets of the Company which may be subject to a lien in favor of SLR as security for the obligations under the Loan Agreement.

As of July 31, 2024, the Company had $7.3 million of outstanding borrowings on its Revolver and $2.2 million in available credit. As of October 31, 2023, the Company had $8.3 million of outstanding borrowings on its Revolver and $2.6 million in available credit.

(7)	Leases

The Company has an operating lease agreement for approximately 34,000 square feet of office, manufacturing and warehouse space in Plano, Texas (near Dallas). The lease term expires on November 30, 2024.

The Company has an operating lease agreement for approximately 36,000 square feet of warehouse space in Roanoke, Virginia. The lease term expires on April 30, 2026.

The Company also leases certain office equipment under operating leases with initial 60 month terms. The lease terms expire in February and April of 2025.

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Nine Months Ended July 31, 2024
(Unaudited)

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

Operating lease right-of-use assets of $310,932 and $596,578 were included in other assets at July 31, 2024 and October 31, 2023, respectively. Operating lease liabilities of $242,591 and $91,983 respectively, were included in accounts payable and accrued expenses, and other noncurrent liabilities, at July 31, 2024. Operating lease liabilities of $414,159 and $227,925, respectively, were included in accounts payable and accrued expenses, and other noncurrent liabilities at October 31, 2023. Operating lease expense recognized during the three months and nine months ended July 31, 2024 totaled $109,143 and $327,431, respectively. Operating lease expense recognized during the three months and nine months ended July 31, 2023 totaled $109,145 and $321,621, respectively.

The weighted average remaining lease term was 14.9 months and the weighted average discount rate was 7.9% as of July 31, 2024.

For the three months and nine months ended July 31, 2024, cash paid for operating lease liabilities totaled $112,670 and $335,628, respectively. For the three months and nine months ended July 31, 2023, cash paid for operating lease liabilities totaled $110,025 and $328,992, respectively.

For the nine months ended July 31, 2024 and 2023, there were no right-of-use assets obtained in exchange for new operating lease liabilities.

Finance lease right-of-use assets of $119,219 and $141,342 were included in other assets at July 31, 2024 and October 31, 2023, respectively. Finance lease liabilities of $38,814 and $64,169, respectively, were included in accounts payable and accrued expenses, and other noncurrent liabilities at July 31, 2024. Finance lease liabilities of $37,459 and $93,451, respectively, were included in accounts payable and accrued expenses, and other noncurrent liabilities at October 31, 2023. Interest expense related to the finance lease totaled $1,297 and $4,224, respectively, for the three months and nine months ended July 31, 2024. Interest expense related to the finance lease totaled $1,734 and $5,517, respectively, for the three months and nine months ended July 31, 2023. For the three months ended July 31, 2024 and 2023, amortization expense related to the finance lease totaled $7,374. For the nine months ended July 31, 2024 and 2023, amortization expense related to the finance lease totaled $22,123.

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Nine Months Ended July 31, 2024
(Unaudited)

The remaining lease term for the finance lease is 25 months and the discount rate is 4.75% as of July 31, 2024.

For the three months ended July 31, 2024, cash paid for the finance lease liability totaled $1,297 for interest and $9,419 for principal. For the nine months ended July 31, 2024, cash paid for the finance lease liability totaled $4,224 for interest and $27,927 for principal.

For the three months ended July 31, 2023, cash paid for the finance lease liability totaled $1,734 for interest and $8,983 for principal. For the nine months ended July 31, 2023, cash paid for the finance lease liability totaled $5,517 for interest and $26,635 for principal.

The Company’s future payments due under leases reconciled to the lease liabilities are as follows:

Fiscal Year	Operating leases	Finance lease
2024 (1)	$112,670	$10,717
2025	177,997	42,868
2026	63,644	55,714
Total undiscounted lease payments	354,311	109,299
Present value discount	(19,737)	(6,316)
Total lease liability	$334,574	$102,983

(1) Remaining three months of fiscal year 2024.

(8)	Fair Value Measurements

The carrying amounts reported in the condensed consolidated balance sheets as of July 31, 2024 and October 31, 2023 for cash, trade accounts receivable, income taxes refundable – current, other receivables, current installments of long-term debt, accounts payable and accrued expenses, accrued compensation and payroll taxes, and income taxes payable approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s note payable, revolver – noncurrent, and long-term debt, excluding current installments, approximates fair value because the interest rates vary with the market. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Nine Months Ended July 31, 2024
(Unaudited)

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

	Three months ended		Nine months ended
	July 31,		July 31,
	2024	2023	2024	2023
Net income (loss) (numerator)	$(1,557,053)	$100,803	$(4,583,673)	$3,333,874
Shares (denominator)	7,739,266	7,866,673	7,753,148	7,875,963
Basic and diluted net income (loss) per share	$(0.20)	$0.01	$(0.59)	$0.42

Weighted average unvested shares for the three months and nine months ended July 31, 2024 totaling 145,739 and 124,101, respectively, while issued and outstanding, were not included in the computation of basic and diluted net loss per share for the three months and nine months ended July 31, 2024 (because to include such shares would have been anti-dilutive, or in other words, to do so would have reduced the net loss per share for those periods).

(10)	Segment Information and Business and Credit Concentrations

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not‑for‑profit organizations. Concentration of credit risk with respect to trade receivables is normally limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of July 31, 2024 have been adequately provided for in the condensed consolidated financial statements. The Company includes all entities under common ownership for the purpose of calculating business concentrations.

For the three months and nine months ended July 31, 2024, 18.7% and 16.9%, respectively, of consolidated net sales were attributable to one national distributor customer. For the three months and nine months ended July 31, 2023, 16.1% and 16.3%, respectively, of consolidated net sales were attributable to the same national distributor customer.

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

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Nine Months Ended July 31, 2024
(Unaudited)

The Company recognizes revenue at the point in time when products are shipped or delivered from its manufacturing facility to its customer, in accordance with the agreed-upon shipping terms.  Since the Company typically invoices the customer at the same time that performance obligations are satisfied, no contract assets are recognized. The Company’s contract liability represents advance consideration received from customers prior to transfer of the product.  This liability was $150,467 as of July 31, 2024 and $110,336 as of October 31, 2023.

Sales to certain customers are made pursuant to agreements that provide price adjustments and limited return rights with respect to the Company’s products.  The Company maintains a reserve for estimated future price adjustment claims, rebates and returns as a refund liability, and the Company excludes such amounts from net sales. The Company’s refund liability was $193,908 as of July 31, 2024 and $252,264 as of October 31, 2023.

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

Disaggregation of Revenue

The following table presents net sales attributable to the United States and all other countries in total for the three months and nine months ended July 31, 2024 and 2023:

	Three months ended		Nine months ended
	July 31,		July 31,
	2024	2023	2024	2023
United States	$13,077,203	$14,220,273	$38,071,069	$44,627,575
Outside the United States	3,144,468	2,721,105	9,117,465	10,217,014
Total net sales	$16,221,671	$16,941,378	$47,188,534	$54,844,589

(12)	Contingencies

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
Nine Months Ended July 31, 2024
(Unaudited)

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

Summary of Company Performance for Third Quarter of Fiscal Year 2024

●

Consolidated net sales for the third quarter of fiscal year 2024 decreased 4.2% to $16.2 million, compared to $16.9 million for the same period last year. We believe this is consistent with weakness experienced in our industry generally and in certain of our target markets, which we believe we began to experience during the third quarter of fiscal year 2023. Net sales for the third quarter of fiscal year 2024 sequentially increased slightly compared to $16.1 million for the second quarter of fiscal year 2024.

●

Gross profit decreased 23.4% to $3.9 million in the third quarter of fiscal year 2024, compared to $5.1 million for the third quarter of fiscal year 2023, and decreased slightly compared to $4.0 million for the second quarter of fiscal year 2024.

●

Gross profit margin (gross profit as a percentage of net sales) was 24.2% during the third quarter of fiscal year 2024, compared to 30.2% for the third quarter of fiscal year 2023 and compared to 25.1% for the second quarter of fiscal year 2024.

●

SG&A expenses were $5.2 million during the third quarter of fiscal year 2024, compared to $5.0 million for the same period last year. SG&A expenses as a percentage of net sales were 32.3% during the third quarter of fiscal year 2024, compared to 29.3% during the same period in fiscal year 2023 and compared to 33.0% during the second quarter of fiscal year 2024.

●	Net loss was $1.6 million, or $0.20 per share, during the third quarter of fiscal year 2024, compared to net income of $101,000, or $0.01 per share, for the comparable period last year.

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

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended			Nine Months Ended
	July 31,		Percent	July 31,		Percent
	2024	2023	Change	2024	2023	Change
Net sales	$16,222,000	$16,941,000	(4.2)%	$47,189,000	$54,845,000	(14.0)%
Gross profit	3,920,000	5,116,000	(23.4)	11,672,000	18,420,000	(36.6)
SG&A expenses	5,238,000	4,958,000	5.7	15,650,000	16,075,000	(2.6)
Income (loss) from operations	(1,338,000)	138,000	(1,066.3)	(4,038,000)	2,284,000	(276.8)
Net income (loss)	(1,557,000)	101,000	(1,644.6)	(4,584,000)	3,334,000	(237.5)

Three Months Ended July 31, 2024 and 2023

Net Sales

Consolidated net sales for the third quarter of fiscal year 2024 decreased 4.2% to $16.2 million, compared to net sales of $16.9 million for the same period last year, and increased slightly compared to net sales of $16.1 million during the second quarter of fiscal year 2024. We experienced an increase in net sales in our enterprise market during the third quarter of fiscal year 2024, which was more than offset by decreases in net sales in our specialty markets, including the wireless carrier market.

Net sales to customers in the United States decreased 8.0%, while net sales to customers outside of the United States increased 15.6% in the third quarter of fiscal year 2024, compared to the same period last year. We can experience fluctuations in sales from quarter to quarter in the various markets (both industries and geographies) in which we operate for various reasons.

Net sales for the third quarter of fiscal year 2024 were negatively impacted by various macroeconomic pressures, risks and uncertainties in our industry—which we believe is consistent with weakness experienced in our industry generally and which we began to experience during the third quarter of fiscal year 2023. While certain of our markets continue to show signs of softness, we believe there are positive indicators in certain of our markets. Our quarterly sequential net sales have increased through the third quarter of fiscal 2024, although the growth has not been as robust as we initially anticipated. Overall, we believe opportunities to improve net sales will continue into fiscal year 2025.

Gross Profit

Our gross profit was $3.9 million in the third quarter of fiscal year 2024, a decrease of 23.4% compared to gross profit of $5.1 million in the third quarter of fiscal year 2023, and compared to $4.0 million for the second quarter of fiscal year 2024.

Gross profit margin, or gross profit as a percentage of net sales, was 24.2% in the third quarter of fiscal year 2024 compared to 30.2% in the third quarter of fiscal year 2023, and compared to 25.1% for the second quarter of fiscal year 2024.

Gross profit margin for the third quarter of fiscal 2024 when compared to the same period last year was negatively impacted by lower volumes, as fixed charges were spread over lower sales, as well as decreased plant efficiency, as fewer sales and lower backlog impacted the flow of products through our manufacturing facilities—the impact of operating leverage. Additionally, our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may vary based on changes in product mix.

While production volume decreased during the third quarter of fiscal year 2024 compared to the same period last year, we have not implemented reductions in production personnel like others in our industry have done—with various personnel reductions at manufacturers and distributors. Our planned restraint in this regard is consistent with our view of expected opportunities as we prepare for fiscal year 2025, as well as considering the time it takes to train new production personnel in certain areas of our production operations.

Selling, General, and Administrative Expenses

SG&A expenses increased to $5.2 million during the third quarter of fiscal year 2024, compared to $5.0 million during the third quarter of fiscal year 2023, with no significant changes when comparing the two periods. SG&A expenses as a percentage of net sales were 32.3% in the third quarter of fiscal year 2024, compared to 29.3% in the third quarter of fiscal year 2023, as fixed SG&A expenses were spread over lower net sales. By comparison, SG&A expenses as a percentage of net sales were 33.0% during the second quarter of fiscal year 2024.

Royalty Income (Expense), Net

We recognized royalty expense, net of royalty income, totaling $7,000 during the third quarter of fiscal years 2024 and 2023. Royalty expense and/or income may fluctuate based on sales of related licensed products and estimates of amounts for non-licensed product sales, if any.

Amortization of Intangible Assets

We recognized $14,000 of amortization expense, associated with intangible assets, during the third quarter of fiscal years 2024 and 2023.

Income (loss) from operations

We reported a loss from operations of $1.3 million for the third quarter of fiscal year 2024, compared to income from operations of $138,000 for the third quarter of fiscal year 2023, and compared to a net loss from operations of $1.3 million for the second quarter of fiscal year 2024.

Other Income (Expense), Net

We recognized other expense, net in the third quarter of fiscal year 2024 of $213,000, compared to $39,000 in the third quarter of fiscal year 2023.

Other expense, net for the third quarter of fiscal years 2024 and 2023 is comprised primarily of interest expense and other miscellaneous items, partially offset by gain on insurance proceeds received for damage to property and equipment totaling $90,000 and $256,000, respectively.

Income (Loss) Before Income Taxes

We reported a loss before income taxes of $1.6 million for the third quarter of fiscal year 2024, compared to income before income taxes of $100,000 for the third quarter of fiscal year 2023. The change was primarily due to the decrease in gross profit of $1.2 million and the increase in SG&A expenses of $280,000.

Income Tax Expense

Income tax expense totaled $7,000 in the third quarter of fiscal year 2024, compared to income tax benefit of $1,000 in the third quarter of fiscal year 2023. Our effective tax rate was less than negative one percent for the third quarter of fiscal years 2024 and 2023.

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

Net Income (Loss)

Net loss for the third quarter of fiscal year 2024 was $1.6 million, or $0.20 per share, compared to net income of $101,000, or $0.01 per share, for the third quarter of fiscal year 2023. This change was primarily due to the decrease in income before income taxes of $1.7 million.

Nine Months Ended July 31, 2024 and 2023

Net Sales

Consolidated net sales for the first nine months of fiscal year 2024 were $47.2 million, a decrease of 14.0% compared to net sales of $54.8 million for the same period last year. We experienced a decrease in net sales in both our enterprise and specialty markets, including the wireless carrier market, in the first nine months of fiscal year 2024, compared to the same period last year. We believe this is consistent with weakness being experienced in our industry generally and in certain of our target markets, which we began to experience during the third quarter of fiscal year 2023.

Net sales to customers in the United States decreased 14.7% and net sales to customers outside of the United States decreased 10.8% in the first nine months of fiscal year 2024, compared to the same period last year. We can experience fluctuations in sales from quarter to quarter in the various markets (both industries and geographies) in which we operate for various reasons.

The first nine months of fiscal year 2023 was positively impacted by our higher-than-typical sales order backlog/forward load of more than $12.0 million that existed at the end of fiscal year 2022, while our sales order backlog/forward load at the end of fiscal year 2023 had returned to more normal levels at approximately $5.4 million. At the end of the first nine months of fiscal year 2024, our sales order backlog/forward load has increased to $6.5 million when compared to $5.6 million as of April 30, 2024 and $5.0 million as of January 31, 2024.

Additionally, net sales for the first nine months of fiscal year 2024 were negatively impacted by various macroeconomic pressures, risks and uncertainties in our industry—which we believe is consistent with weakness being experienced in our industry generally. While certain of our markets continue to show signs of softness, we believe there are positive indicators in certain of our markets. Our quarterly sequential net sales have increased through the third quarter of fiscal 2024, although the growth has not been as robust as we initially anticipated. Overall, we believe opportunities to improve net sales will continue into fiscal year 2025.

Gross Profit

Our gross profit was $11.7 million in the first nine months of fiscal year 2024, a decrease of 36.6% compared to gross profit of $18.4 million in the first nine months of fiscal year 2023. Gross profit margin was 24.7% in the first nine months of fiscal year 2024 compared to 33.6% in the first nine months of fiscal year 2023.

Gross profit margin for the first nine months of fiscal 2024 was negatively impacted by lower volumes, as fixed charges were spread over lower sales, as well as decreased plant efficiency, as fewer sales and lower backlog impacted the flow of products through our manufacturing facilities—the impact of operating leverage. Additionally, our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may vary based on changes in product mix.

While production volume decreased during the first nine months of fiscal year 2024 compared to the same period last year, we have not implemented reductions in production personnel like others in our industry have done—with various personnel reductions at manufacturers and distributors. Our planned restraint in this regard is consistent with our view of expected opportunities as we prepare for fiscal year 2025, as well as considering the time it takes to train new production personnel in certain areas of our production operations.

Selling, General, and Administrative Expenses

SG&A expenses decreased 2.6% to $15.7 million during the first nine months of fiscal year 2024, compared to $16.1 million for the same period last year. SG&A expenses as a percentage of net sales were 33.2% in the first nine months of fiscal year 2024, compared to 29.3% in the first nine months of fiscal year 2023, as fixed SG&A expenses were spread over lower net sales.

The decrease in SG&A expenses during the first nine months of fiscal year 2024 compared to the same period last year was primarily the result of decreases in employee and contracted sales personnel-related costs totaling $410,000 and shipping costs totaling $213,000. Included in employee and contracted sales personnel-related costs are employee incentives and commissions which decreased due to decreased net sales and the financial results during the first nine months of fiscal year 2024. Shipping costs decreased primarily due to the decrease in net sales.

Royalty Income (Expense), Net

We recognized royalty expense, net of royalty income, totaling $20,000 during the first nine months of fiscal years 2024 and 2023. Royalty income and/or expense may fluctuate based on sales of related licensed products and estimates of amounts for non-licensed product sales, if any.

Amortization of Intangible Assets

We recognized $41,000 of amortization expense, associated with intangible assets, during the first nine months of fiscal year 2024, compared to $40,000 during the first nine months of fiscal year 2023.

Income (loss) from operations

We reported a loss from operations of $4.0 million for the first nine months of fiscal year 2024, compared to income from operations of $2.3 million for the first nine months of fiscal year 2023.

Other Income (Expense), Net

We recognized other expense, net in the first nine months of fiscal year 2024 of $524,000, compared to other income, net of $1.2 million in the first nine months of fiscal year 2023. Other expense, net for the first nine months of fiscal year 2024 is comprised of interest expense and other miscellaneous items, partially offset by gain on insurance proceeds totaling $309,000. Other income, net for the first nine months of fiscal year 2023 is comprised primarily of the gain on insurance proceeds received for damage to property and equipment totaling $2.0 million, partially offset by interest expense and other miscellaneous items.

The change in other expense, net during the first nine months of fiscal year 2024 compared to the same period last year was primarily due to a decrease in gain on insurance proceeds received in the first nine months of fiscal year 2024 for damage to property and equipment totaling $1.6 million.

Income (Loss) Before Income Taxes

We reported a loss before income taxes of $4.6 million for the first nine months of fiscal year 2024, compared to income before income taxes of $3.4 million for the first nine months of fiscal year 2023. The change was primarily due to the decrease in gross profit of $6.7 million and the decrease in gain on insurance proceeds, net of $1.6 million, partially offset by the decrease in SG&A expenses of $425,000.

Income Tax Expense (Benefit)

Income tax expense totaled $21,000 in the first nine months of fiscal year 2024, compared to $106,000 in the first nine months of fiscal year 2023. Our effective tax rate was less than negative one percent for the first nine months of fiscal year 2024 and 3.1% for the first nine months of fiscal year 2023.

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

Net Income (Loss)

Net loss for the first nine months of fiscal year 2024 was $4.6 million, or $0.59 per share, compared to net income of $3.3 million, or $0.42 per share, for the first nine months of fiscal year 2023. This change was primarily due to the decrease in income before income taxes of $8.0 million, which includes the $1.6 million decrease in gain on insurance proceeds, net.

Financial Condition

Total assets decreased $6.3 million, or 14.3%, to $37.6 million at July 31, 2024, from $43.9 million at October 31, 2023. This decrease was primarily due to a $4.5 million decrease in inventories. Inventories decreased largely as the result of the timing of certain raw material purchases as well as lower replenishment rates due to lower sales and the timing of sales of stock inventory.

Total liabilities decreased $1.9 million, or 10.0%, to $17.2 million at July 31, 2024, from $19.2 million at October 31, 2023. The decrease in total liabilities was primarily due to a decrease in accounts payable and accrued expenses, including accrued compensation and payroll taxes, totaling $786,000, primarily resulting from the timing of certain vendor and payroll related payments, and net repayments on our Revolver totaling $1.0 million.

Total shareholders’ equity at July 31, 2024 decreased $4.4 million in the first nine months of fiscal year 2024 resulting primarily from a net loss of $4.6 million.

Liquidity and Capital Resources

Our primary capital needs have been to fund working capital requirements through our Revolver. Our primary source of capital for these purposes has been existing cash, cash provided by operations and borrowings under our Revolver (see “Credit Facilities” below).

Our cash totaled $797,000 as of July 31, 2024, a decrease of $672,000 compared to $1.5 million as of October 31, 2023. The decrease in cash for the nine months ended July 31, 2024 primarily resulted from net cash used in financing activities of $1.3 million (including a $1.0 million net reduction in our Revolver) and capital expenditures of $313,000, partially offset by cash provided by operating activities of $665,000 and insurance proceeds, net totaling $271,000.

On July 31, 2024, we had working capital of $22.2 million compared to $27.3 million on October 31, 2023. The ratio of current assets to current liabilities as of July 31, 2024 was 4.2 to 1.0, compared to 4.5 to 1.0 as of October 31, 2023. The decrease in working capital and in the current ratio was primarily due to the decrease in cash of $672,000 and the decrease in inventories of $4.5 million, partially offset by the decrease in accounts payable and accrued expenses, including accrued compensation and payroll taxes, totaling $786,000.

As of July 31, 2024 and October 31, 2023, we had outstanding loan balances under our Revolver totaling $7.3 million and $8.3 million, respectively. As of July 31, 2024 and October 31, 2023, we had other outstanding bank loan balances, excluding our Revolver, totaling $2.6 million and $2.7 million, respectively.

Net Cash

Net cash provided by operating activities was $665,000 in the first nine months of fiscal year 2024, compared to net cash used in operating activities of $929,000 for the first nine months of fiscal year 2023. Net cash provided by operating activities during the first nine months of fiscal year 2024 primarily resulted from certain adjustments to reconcile a net loss of $4.6 million to net cash provided by operating activities including depreciation and amortization of $644,000 and share-based compensation expense of $329,000. Additionally, decreases in inventories of $4.5 million further contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by the cash flow impact of decreases in accounts payable and accrued expenses, including accrued compensation and payroll taxes, of $790,000, and by an adjustment to reconcile a net loss of $4.6 million to net cash provided by operating activities for gain on insurance proceeds, net totaling $309,000.

Net cash used in operating activities during the first nine months of fiscal year 2023 primarily resulted from an increase in inventories totaling $5.5 million and an adjustment to reconcile net income of $3.3 million to net cash used in operating activities for the gain on insurance proceeds received for damage to property and equipment totaling $2.0 million, partially offset by the cash flow impact of decreases in trade accounts receivable, net totaling $1.7 million, and by certain other adjustments to reconcile net income of $3.3 million to net cash used in operating activities including depreciation and amortization of $716,000 and share-based compensation expense of $463,000.

Net cash used in investing activities totaled $43,000 in the first nine months of fiscal year 2024, compared to net cash provided by investing activities of $1.6 million in the first nine months of fiscal year 2023. Net cash used in investing activities during the first nine months of fiscal year 2024 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment totaling $313,000, partially offset by net insurance proceeds of $271,000. Net cash provided by investing activities during the first nine months of fiscal year 2023 resulted primarily from the net insurance proceeds received for damage to property and equipment totaling $2.0 million, partially offset by purchases of property and equipment and deposits for the purchase of property and equipment totaling $371,000.

Net cash used in financing activities totaled $1.3 million for the first nine months of fiscal year 2024, compared to net cash provided by financing activities of $845,000 in the first nine months of fiscal year 2023. Net cash used in financing activities in the first nine months of fiscal year 2024 resulted primarily from net repayments on our revolving line of credit totaling $1.0 million. Net cash provided by financing activities in the first nine months of fiscal year 2023 resulted primarily from net proceeds on our revolving line of credit totaling $1.3 million, partially offset by principal payments on long-term debt totaling $253,000.

Credit Facilities

We have credit facilities consisting of a real estate term loan, as amended and restated (the “Virginia Real Estate Loan”) and a Revolving Credit Master Promissory Note and related Loan and Security Agreement (collectively, the “Revolver”).

The Virginia Real Estate Loan is with Northeast Bank and is payable in monthly installments of principal and interest. Principal is calculated using the unpaid balance of the loan and a two hundred forty (240) month amortization schedule. Interest is computed on the aggregate principal balance outstanding at a rate equal to the Prime Rate, adjusted monthly on the fifth day of each calendar month in accordance with changes to the Prime Rate, provided, however, that the interest rate is never less than 8.5% per annum on the basis of a 360-day year times the actual number of days elapsed. The Prime Rate was 8.5% per annum at July 31, 2024 and October 31, 2023. The maturity date of the Virginia Real Estate Loan is May 5, 2026.

On October 31, 2023, OCC and Northeast Bank entered into an Omnibus Amendment of Loan Documents (the “Amendment”) to modify certain loan documents currently in effect between the parties related to the Virginia Real Estate Loan and a supplemental real estate term loan (the “North Carolina Real Estate Loan”). The primary purpose of the Amendment was to: (i) pay off the principal balance of the North Carolina Real Estate Loan; (ii) pay down the principal balance on the Virginia Real Estate Loan; (iii) extend the maturity date of the Virginia Real Estate Loan through May 5, 2026; (iv) release the collateral of the North Carolina Real Estate Loan; and (v) effective October 5, 2023, modify the interest rate of the Virginia Real Estate Loan to a variable rate equal to the Prime Rate, provided that the interest rate shall never be less than 8.5% per annum.

The Loan is secured by a first lien deed of trust on the land and buildings at our headquarters and manufacturing facilities located in Roanoke, Virginia.

The Company had an outstanding balance on its Virginia Real Estate Loan of $2.6 million, as of July 31, 2024.

On June 27, 2024, we entered into a Modification Agreement with North Mill Capital LLC (now doing business as SLR Business Credit, “SLR”) to modify the existing Loan and Security Agreement (“Loan Agreement”) dated July 24, 2020. In addition to certain other modifications to the Loan Agreement as set forth in the Modification Agreement, the Modification Agreement provides a two-year extension of the initial term of the Loan Agreement to July 24, 2027 and increases eligible inventory maximum from $5,000,000 to $7,000,000.

The Revolver with SLR provides us with one or more advances in an amount up to: (a) 85% of the aggregate outstanding amount of eligible accounts (the “eligible accounts loan value”); plus (b) the lowest of (i) an amount up to 35% of the aggregate value of eligible inventory, (ii) $7.0 million, and (iii) an amount not to exceed 100% of the then outstanding eligible accounts loan value; minus (c) $1.15 million.

The maximum aggregate principal amount subject to the Revolver is $18.0 million. Interest accrues on the daily balance at the per annum rate of 1.5% above the Prime Rate in effect from time to time, but not less than 4.75% (the “Applicable Rate”). As a result, the Revolver accrued interest at a 10.0% rate at July 31, 2024 and October 31, 2023. In the event of a default, interest may become 6.0% above the Applicable Rate. The loan may be extended in one year periods subject to the agreement of SLR.

The Revolver is secured by all of the following assets, properties, rights and interests in property of the Company whether now owned or existing, or hereafter acquired or arising, and wherever located; all accounts, equipment, commercial tort claims, general intangibles, chattel paper, inventory, negotiable collateral, investment property, financial assets, letter-of-credit rights, supporting obligations, deposit accounts, money or assets of the Company, which hereafter come into the possession, custody, or control of SLR; all proceeds and products, whether tangible or intangible, of any of the foregoing, including proceeds of insurance covering any or all of the foregoing; any and all tangible or intangible property resulting from the sale, lease, license or other disposition of any of the foregoing, or any portion thereof or interest therein, and all proceeds thereof; and any other assets of the Company which may be subject to a lien in favor of SLR as security for the obligations under the Loan Agreement.

As of July 31, 2024, we had $7.3 million of outstanding borrowings on our Revolver and $2.2 million in available credit.

Capital Expenditures

We did not have any material commitments for capital expenditures as of July 31, 2024. During our 2024 fiscal year budgeting process, we included an estimate for capital expenditures of $1.0 million for the fiscal year. We anticipate these expenditures, to the extent made, will be funded out of our working capital, cash provided by operations or borrowings under our Revolver, as appropriate. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Additionally, total capital expenditures exceeding $1.0 million per fiscal year would require approval from our lender.

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

Seasonality

We typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year, and excluding other volatility, we would normally expect 48% of total net sales to occur during the first half of a fiscal year and 52% of total net sales to occur during the second half of a fiscal year. We believe this historical seasonality pattern is generally indicative of an overall trend and reflective of the buying patterns and budgetary cycles of our customers. However, this pattern may be altered during any quarter or year by the quarterly and annual volatility of orders received for the wireless carrier market, the timing of larger projects, timing of orders from larger customers, other economic factors impacting our industry or impacting the industries of our customers and end-users, and various macroeconomic conditions. While we believe seasonality may be a factor that impacts our quarterly net sales results, particularly when excluding the volatility of sales in the wireless carrier market, we are not able to reliably predict net sales based on seasonality because these other factors can also, and often do, substantially impact our net sales patterns during the year. Furthermore, while we have seen some improvement in net sales in the third quarter of fiscal year 2024, it is not at a level that we are confident our typical seasonality pattern will materialize for the second half of fiscal year 2024.

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

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2023 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2023 Form 10-K did not change during the period from November 1, 2023 through July 31, 2024.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2024. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2024, and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended July 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the first nine months of fiscal year 2024, the Company recognized a gain on insurance proceeds, net for damage to property and equipment totaling $309,000 which is reflected as income under other income (expense), net on the Company’s condensed consolidated statement of operations. To the extent the Company incurs expenses in future periods to restore, repair or replace damaged assets, it may recognize offsetting losses in those future periods. At this time, the Company does not expect any future restoration and repair costs to exceed any insurance proceeds.

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

10.11*	Form of vesting award agreement for non-employee Board members under the Optical Cable Corporation 2017 Stock Incentive Plan, as amended. FILED HEREWITH.

10.12*	Form of operational performance (Company financial performance measure) vesting award agreement under the Optical Cable Corporation 2017 Stock Incentive Plan, as amended. FILED HEREWITH.

11.1	Statement regarding computation of per share earnings (incorporated by reference to note 9 of the Condensed Notes to Condensed Consolidated Financial Statements contained herein).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FURNISHED HEREWITH.

PART II. OTHER INFORMATION

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FURNISHED HEREWITH.

97

Optical Cable Corporation Compensation Recovery Policy, effective November 30, 2023 (incorporated herein by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2023 filed December 19, 2023).

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at July 31, 2024 and October 31, 2023, (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended July 31, 2024 and 2023, (iii) Condensed Consolidated Statements of Shareholders’ Equity for the three months and nine months ended July 31, 2024 and 2023, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2024 and 2023, and (v) Condensed Notes to Condensed Consolidated Financial Statements. FILED HEREWITH.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: September 11, 2024	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: September 11, 2024	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial Officer