Form 10-K
period 2024-10-31
OPTICAL CABLE CORP
filed 2024-12-23
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

Form 10-K

________________________________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2024

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

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-accelerated Filer ☐     Smaller Reporting Company ☒

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes  ☐    No   ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes   ☐    No  ☒

The aggregate market value of the registrant’s Common Stock, no par value, held by non-affiliates of the registrant (without admitting any person whose shares are not included in determining such value is an affiliate) as of April 30, 2024, the last business day of the Company’s most recent second quarter was $16,927,599 based upon the closing price of these shares as reported by the Nasdaq Global Market on April 30, 2024.

As of December 12, 2024, the Company had outstanding 8,220,344 common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report filed as Exhibit 13.1 to this report on Form 10-K are incorporated by reference in Part II of this Form 10-K Report: “Corporate Information,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” and “Report of Independent Registered Public Accounting Firm.” In addition, portions of the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K Report: “Election of Directors,” “Beneficial Ownership of Securities”, “Compensation of Executive Officers,” “Compensation of Directors,” “Delinquent Section 16(a) Reports” (if applicable), “Code of Ethics,” “Executive Compensation,” “Equity Compensation Plan Information,” “Certain Relationships and Related Transactions,” “Independent Registered Public Accounting Firm,” and “Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Registered Public Accounting Firm.”

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

OCC primarily manufactures its fiber optic cables at its ISO 9001:2015 registered facility located in Roanoke, Virginia, primarily manufactures its enterprise connectivity products at its ISO 9001:2015 registered facility located near Asheville, North Carolina, and primarily manufactures its harsh environment and specialty connectivity products at its ISO 9001:2015 registered and MIL-STD-790G certified facility located near Dallas, Texas.

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

Products

OCC® is a leading manufacturer of a broad range of fiber optic and copper data communication cabling and connectivity solutions primarily for the enterprise market and various harsh environment and specialty markets (the non-carrier markets), offering an integrated suite of high quality, warranted products which operate as a system solution or seamlessly integrate with other components. OCC also manufactures and sells products in the wireless carrier market. OCC’s product offerings include designs for uses ranging from enterprise networks, data centers, residential, campus and Passive Optical LAN (“POL”), stadium and other sporting event installations to customized products for harsh environments and specialty applications, including military, industrial, mining, petrochemical, renewable energy, distributed sensing, and broadcast applications.

OCC products include fiber optic and copper cabling, hybrid cabling (which includes fiber optic and copper elements in a single cable), fiber optic and copper connectors, specialty fiber optic, copper and hybrid connectors, fiber optic and copper patch cords, pre-terminated fiber optic and copper cable assemblies, racks, cabinets, datacom enclosures, fiber optic and copper patch panels, face plates, multimedia boxes, fiber optic reels and accessories and other cable and connectivity management accessories. Our products are designed to meet the most demanding needs of end-users, delivering a high degree of reliability and outstanding performance characteristics. During the past five years, OCC has been granted 16 patents for innovative designs of fiber optic and copper connectivity and fiber optic cable.

Our fiber optic and copper cabling and connectivity products and solutions (predominantly passive, rather than active systems) are used for transmission of data, video and voice communications primarily over short- to moderate-distances.

We are widely recognized for our leadership, contributions and support to various industry standards, including the Insulated Cable Engineers Association (“ICEA”) with respect to North American fiber optic cable standards, and to the Telecommunications Industry Association (“TIA”).

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

Our product line is diverse and versatile, in keeping with evolving application needs of customers within our markets. Our tight-buffered fiber optic cables address a wide range of needs, primarily for the enterprise market and various harsh environment and specialty markets (the non-carrier markets), ranging from enterprise networks, data centers, residential, campus and Passive Optical LAN (POL) installations, as well as the needs for the harsh environment and specialty markets including military, industrial, mining, petrochemical, renewable energy, distributed sensing, and broadcast applications. OCC also manufactures and sells fiber optic cable and hybrid cable (fiber and copper) products in the wireless carrier market. Our patented tight-buffered fiber unit cables have both high fiber-count and rugged performance in a compact and lightweight design. We believe that we offer one of the most comprehensive tight-buffered fiber optic cable product offerings for our markets.

We produce fiber optic cables for specialized installations, including various hybrid cables (fiber and copper), and cables with specialty fibers. We offer certain of our tight-buffered fiber optic cables pre-installed in conduit (“FIC”), for installation time reduction. We can armor fiber optic cables for additional protection in certain installations, providing both steel tape and interlocking armor options. We offer cables suitable for underground or overhead installations. For overhead installations, we offer several self-supporting fiber optic cables including both Figure-8 and round messenger construction. We have fiber optic cables available in various flammability ratings. We offer cables combining different types of optical fiber and/or copper wires, with copper wires being used as power feeds. Our hybrid cables include a line of security cables which combine copper power feeds with optical fiber in the cables making them particularly well suited for surveillance cameras and other specialty applications. We also design and manufacture specialty fiber optic cables for use in such applications as: Fiber-to-the-Antenna (“FTTA”) for cell tower build-outs, military ground tactical, industrial (including tray cables), mining, deployable broadcast, oil and gas, festoon, pierside, and numerous other applications. Our product offerings also include fiber optic cables complying with or certified to various standards for specialty applications, such as: U.S. Department of Defense; Det Norske Veritas (DNV) type approval certificate for marine shipboard and offshore platform applications; U.S. Mine Safety and Health Administration (MSHA) approval for use in mines; and American Bureau of Shipping (ABS) type approved cables. We also offer our customers a variety of customized constructions to meet their specific communication needs.

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

Enterprise Connectivity Products (Fiber Optic and Copper)

We design, manufacture, market and sell top-tier fiber optic and copper connectivity components for use in a broad range of enterprise, residential, military, harsh environment, and other specialty applications. We are internationally recognized for our role in establishing copper connectivity data communication standards and for our innovative technologies.

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

Residential Products. Our product offering includes datacom wiring products comprised of various enclosures, modules and modular outlets designed for single dwelling and multiple dwelling residential use.

Harsh Environment and Specialty Connectivity Products

In addition to our fiber optic and copper enterprise connectivity products described above, we design, manufacture, market and sell specialty fiber optic connectors and connectivity components, fiber optic cable assemblies, certain ruggedized copper datacom connectors, and related deployable systems and solutions for military, harsh environment and other specialty applications.

We manufacture a full range of tactical fiber optic connectors that conform to U.S. Department of Defense standards, such as MIL-PRF-29504, MIL-DTL-83522, MIL-DTL-83526, NAVSEA 7379171, and NAVSEA 7379172. In addition to military specified products, we also design and manufacture commercial grade versions of cylindrical connector products including EZ-MATE™, MHC®-T2, MHC®-T3 and F-LINK™. Many of our products utilize a hermaphroditic design that allows for concatenation of assemblies without regard to connector gender. This design allows for quick and easy deployment and retrieval.

We designed and developed a complete family of lightweight reels, lightweight reel stands and accessories enabling us to offer comprehensive deployable interconnect solutions. Our patented lightweight reels and lightweight reel stands are approved for use by the United States military.

We design and manufacture cylindrical connector products for fixed fiber optic or applications requiring optical fiber and copper connections in the same connector. Our product offering also includes ruggedized RJ45 connectors.

We manufacture a wide variety of simplex, duplex and multi-channel fiber optic assemblies for uses as varied as mining, oil & gas, petrochemical, renewable energy, broadcast, industrial, military and other specialty applications.

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

Competitive Business Conditions, Positions in the Industry and Methods of Competition

The fiber optic and copper data communications cables and connectivity enterprise markets and other short- to moderate-distance markets are highly competitive. Our fiber optic cable product lines compete with products of large fiber optic cable manufacturers such as Corning Incorporated, Berk-Tek Cable (part of Leviton Manufacturing Co., Inc.), CommScope Holding Company, Inc., OFS Fitel, LLC (part of the Furukawa Electric Company), AFL (a subsidiary of Fujikura Ltd.), Proterial Cable (formerly Hitachi Cable America Inc.), Superior Essex (part of LS Cable & System), Belden Inc., Prysmian Group (including General Cable), and others, some of which manufacture optical fiber. Our copper cable product lines compete with products of large copper cable manufacturers such as Prysmian Group (including General Cable), Berk-Tek Cable (part of Leviton Manufacturing Co., Inc.), CommScope Holding Company, Inc., Proterial Cable, Superior Essex (part of LS Cable & System), Belden Inc., and others. Our fiber optic and copper connectivity product lines compete with products of large fiber optic and copper connectivity manufacturers such as CommScope Holding Company, Inc., Corning Incorporated, Leviton Manufacturing Co., Inc., Legrand S.A. (including Ortronics), Panduit Corp. and others. Our harsh environment and specialty connectivity product lines compete with products of Amphenol Corporation (including AFSI), Aptiv PLC (formerly Delphi Connection Systems), and others.

Some of our competitors are more established, benefit from greater market recognition and have much greater financial, research and development, production and marketing resources than we do. Competition could increase if new companies enter the market or if existing competitors expand their product lines.

Compliance with Government Laws and Regulations

We are not aware of any material violations at our facilities of any local, state or federal government laws and regulations. We have not incurred any material expenditures related to compliance with government laws and regulations during our 2024 fiscal year, other than those in the ordinary course of business. We believe that we have materially complied with all applicable government laws and regulations.

Customers and End-Users

We have a global customer base, selling into approximately 50 countries in fiscal year 2024.

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

The following is a partial list of representative types of end-users of our fiber optic and copper connectivity and cable products:

•

Commercial Institutions. Businesses located in offices, retail space, hospitals and other medical facilities, to name a few, are installing or improving networks to distribute increasing volumes of data at increased speeds. These businesses often use high performance local area networks (“LANs”) or data centers.

•

Government Agencies. Government agencies including offices, complexes, campuses, and other types of government facilities. Like commercial institutions, these agencies routinely are installing or improving high performance LANs or data centers. Security also may be desired, making our cabling and connectivity solutions a logical choice.

•

Industrial and Manufacturing Facilities. Industrial and manufacturing facilities and complexes often have a more severe environment (including heavy electrical equipment) than other types of businesses. Our fiber optic cable and connectivity products in these environments offer ruggedness, immunity to electrical noise, high information carrying capacity and greater distance capability. Such facilities also have need for our copper cabling and connectivity products. Our products are installed at automotive assembly plants, steel plants, chemical and drug facilities, petrochemical facilities and petroleum refineries, mines, renewable energy complexes, and many other environments.

•

Cable Assembly Houses. Cable assembly houses typically manufacture cable assemblies, which are short lengths of cable pre-terminated with connectors. Supporting virtually all segments of the market, these manufacturers use cables and connectivity products. Products sold to customers in this market sometimes may be privately labeled.

•

Military. Our core fiber optic cable technologies enable us to develop and efficiently produce fiber optic cables for military tactical applications that survive extreme mechanical and environmental conditions. We are a qualified supplier of ground tactical fiber optic cable for the United States Department of Defense (“U.S. DoD”). We also supply the U.S. DoD with tactical fiber optic cable assemblies, which we sell as fiber optic cables connectorized with qualified military connectors, which can include assemblies on military reels and reel stands ready for deployment.

•

Educational Institutions. Colleges, universities, high schools and grade schools are installing and improving data communication networks for higher data transmission speeds and volumes. Installations include buildings, campuses, and other facilities.

•	Wireless Carriers. We design and manufacture various specialty fiber optic and hybrid (fiber and copper) cables for FTTA applications such as cell phone tower build-outs and upgrades.

•	Original Equipment Manufacturers. We private label a number of our products for certain customers and other major manufacturers.

Our extensive technology base and versatile manufacturing processes enable us to respond to diverse customer needs.

Employees and Human Capital Resources

As of October 31, 2024, we employed a total of 339 persons (excluding independent sales representatives and firms). Our employees are all located in the United States and are not represented by unions. We have experienced no work stoppages and we continue to take steps we believe appropriate to ensure our employee relations are good.

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

We have periodically experienced, and may experience in the future, difficulty in identifying and hiring skilled labor for certain positions, particularly in manufacturing, as a result of macroeconomic labor trends, as well as other related factors. These trends and factors can decrease the pool of available qualified talent for certain functions. As a result, we have made and continue to make diligent efforts to recruit and retain qualified talent. While we believe our compensation and benefits offerings position us for success in meeting our personnel needs, we continue to be mindful of and responsive to changing labor market dynamics, and we are committed to being competitive in recruiting and retaining the best qualified talent possible.

Seasonality

We typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year, and excluding other volatility, we would normally expect 48% of total net sales to occur during the first half of a fiscal year and 52% of total net sales to occur during the second half of a fiscal year. We believe this historical seasonality pattern is generally indicative of an overall trend and reflective of the buying patterns and budgetary cycles of our customers. However, this pattern may be altered during any quarter or year by the quarterly and annual variability of net sales due to other factors, such as; wireless carrier market order volume, the timing of larger projects, the timing of orders from larger customers, other economic factors impacting our industry or impacting the industries of our customers and end-users, and various macroeconomic conditions. While we believe seasonality may be a factor that impacts our quarterly net sales results, particularly when excluding the volatility of sales in the wireless carrier market, we are not able to reliably predict net sales based on seasonality because net sales variability, due to such other factors, can also, and often does, substantially impact our net sales patterns during the year. During our last two fiscal years, approximately 46% and 53% of our total net sales occurred during the first half of fiscal years 2024 and 2023, respectively, and approximately 54% and 47% of our total net sales occurred during the second half of fiscal years 2024 and 2023, respectively.

Item 1A. RISK FACTORS

Item 1A. Risk Factors is not a required disclosure for a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended.

Certain risk factors that may adversely affect the Company, the Company’s future results of operations and future financial condition, and future market valuation of the Company are mentioned under “Forward-Looking Information” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report for the fiscal year ended October 31, 2024 (filed as Exhibit 13.1 to this report on Form 10-K), and in our Quarterly Reports on Form 10-Q.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 1C.  CYBERSECURITY

The Company is subject to attempted cyberattacks and other cybersecurity risks. Our business relies on various information technology and application systems that may be impacted by a malicious cyberattack. Such cyber incidents may cause lost revenues or increased expenses stemming from inability to use certain systems for a period of time, loss of financial assets, fines related to breach of personally identifiable information or other protected information, reputational damage and remediation and litigation costs as well as increased cybersecurity protection costs.

We regularly evaluate cybersecurity risks from computer viruses and more sophisticated and targeted cyber-related attacks such as ransomware, as well as cybersecurity failures resulting from human error and technological errors. Such risks are monitored and reviewed by management on a periodic basis as deemed appropriate.

We have developed and continue to invest in a variety of solutions and controls for real-time threat prevention, detection and instantaneous, automated reaction to such cyberattacks. Our overall strategy in combatting known cybersecurity risks includes:

●	The use of antivirus software, virtual private networks, email security, as well as other software to prevent and detect intrusions such as identity attacks.
●	Engagement of a provider for real-time threat detection, alerting and immediate, automated remediation service for the entire organization.

●	The use of multi-factor authentication for all remote users when they connect to the corporate network and the corporate email platform.
●	The deployment of updates and patches as they are available for all installed versions of enterprise software to reduce the exposure to vulnerabilities.
●	The review of the security procedures and controls used by third parties that may host or otherwise have access to the Company’s data.
●	If necessary, the use of third-party security experts if and when an incident is detected.

Regardless of the controls we have in place, cybersecurity risks continue to become more complex and pervasive, and our internal controls cannot provide absolute assurance that we will be able to protect ourselves from significant cyberattack incidents. Additionally, by outsourcing certain administrative functions to third parties, we may be exposed to risk of data security breaches against those third parties.

We are not aware of any existing cybersecurity threats that would materially affect, or that are reasonably likely to materially affect, our business strategy, results of operations, liquidity or financial conditions. Furthermore, we are not aware of having experienced any significant cybersecurity incidents during fiscal year 2024.

Board Oversight

Management periodically updates the Board of Directors regarding efforts to minimize cybersecurity risks.

Item 2.  PROPERTIES

We own our facility located in Roanoke County, Virginia, and the land on which our Roanoke facility is located. Our Roanoke facility primarily houses our corporate headquarters, our administrative offices, our fiber optic cable manufacturing operations, our fiber optic cable product development function and our fiber optic cable warehouse. Our Roanoke facility is situated on approximately 23 acres of land (of which approximately 11 acres is currently unused) located near the Roanoke-Blacksburg Regional Airport in Roanoke, Virginia, interstate I-81, and major trucking company facilities. Our Roanoke facility building is approximately 146,000 square feet.

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

We believe that we operated at approximately 40% to 50% of our production equipment capacity on average at our collective manufacturing facilities during fiscal year 2024. This determination is based on a capacity calculation that assumes we would be fully staffed to run production at all of our locations twenty-four hours per day, seven days a week, all year. Since various production equipment is specialized and our product mix varies, individual manufacturing equipment may operate at higher or lower production capacity during any given period of time. Additionally, we can experience capacity constraints based on the types of products that are being manufactured at any given time and related inherent limitations in the manufacturing process as well as the time it takes to hire and train new employees.

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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information pertaining to shareholders beneficially owning more than five percent of the Company’s common stock and the security ownership of management, which is set forth under the caption “Beneficial Ownership of Securities” in the Proxy Statement for the 2025 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The Company had 8,220,344 shares of common stock issued and outstanding at October 31, 2024. Employees of the Company and members of the Board of Directors owned at least 36.9% of the shares issued and outstanding at October 31, 2024, including shares still subject to potential forfeiture based on vesting requirements.

The information contained under the caption “Corporate Information” of our Annual Report for the fiscal year ended October 31, 2024, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 6.  RESERVED

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for the fiscal year ended October 31, 2024, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company did not engage in transactions in derivative financial instruments or derivative commodity instruments. As of October 31, 2024, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information contained under the captions “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” and “Report of Independent Registered Public Accounting Firm” of our Annual Report for the fiscal year ended October 31, 2024, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company changed its principal accountants for its fiscal year ended October 31, 2024 from Brown, Edwards & Company, L.L.P. to Crowe LLP. We did not have any disagreements with our current accountants on any accounting matter or financial disclosure made during our fiscal year ended October 31, 2024. There were no disagreements with our former accountants for the year ended October 31, 2023 or any of the previous fiscal years. The change in the Company’s principal accountants was approved by the Company’s Audit Committee of the Board of Directors.

Item 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time period specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Therefore, it is not expected that disclosure controls and procedures will prevent all errors or even all instances of fraud.

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to be effective in providing reasonable assurance that information required to be disclosed in reports under the Exchange Act are recorded, processed and summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management to allow for timely decisions regarding required disclosure.

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

As of October 31, 2024, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer (principal accounting officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline. Management conducted an evaluation of the design and effectiveness of the Company’s system of internal control over financial reporting as of October 31, 2024, based on the framework set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In connection with the restatement of the Company’s financial statements included in its Annual Report filed with this Form 10-K, management, including the chief executive officer and chief financial officer, have evaluated the effectiveness of internal control over financial reporting and concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2024 because of a material weakness in the Company’s internal control over financial reporting described herein related to the classification of outstanding balances on its Revolver. Notwithstanding the material weakness described herein, management has concluded that the restated and revised audited financial statements included in the Annual Report filed with this report on Form 10-K are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

In connection with the restatement described in Note 20 – Restatement of Previously Issued Financial Statements to the accompanying financial statements included in the Annual Report filed with this report on Form 10-K, management identified a material weakness in internal control over financial reporting related to the classification of an asset or a liability as either long-term or current. This material weakness resulted in a misclassification of the Company’s Revolver balance as a noncurrent liability instead of a current liability as of October 31, 2023 and for the following interim periods within fiscal year 2024 and 2023: January 31, 2024 and 2023, April 30, 2024 and 2023, and July 31, 2024 and 2023.

To respond to this material weakness, we plan to devote significant effort and resources to the remediation and improvement of internal control over financial reporting as it relates to the classification of assets and liabilities as either long-term or current. While the Company has processes to identify and appropriately apply applicable accounting requirements, we plan to improve these processes with respect to balance sheet classification issues. Our plans at this time include developing a checklist to document our review of asset and liability classification as either long-term or current as of the end of each reporting period, with additional focus on the review and interpretation of relevant literature for any significant new agreements or transactions that may impact such classifications during a reporting period, and documenting the performance of both internal and external consultations, if any, related to such matters. The elements of the remediation plan can only be accomplished over time, and there is no assurance that these initiatives will ultimately have the intended effects.

Restatement of Previously Issued Financial Statements

On December 20, 2024, the Company revised its prior position on the classification of the outstanding balance under our Revolver as a noncurrent liability and concluded that the previously issued financial statements for the year ended October 31, 2023 and for the quarters ended January 31, 2024 and 2023, April 30, 2024 and 2023, and July 31, 2024 and 2023 (the “restated periods”) should not be relied on because of a misclassification of balances outstanding on our Revolver as a noncurrent liability instead of a current liability. The Company has restated the classification of the outstanding balance under our Revolver from a noncurrent liability to a current liability in the financial statements for the restated periods in the Company’s Annual Report for fiscal year 2024 included with this report on Form 10-K (the “Restatement”). On December 23, 2024, the Company also filed with the SEC a current report on Form 8-K regarding the Restatement. The non-cash, balance sheet only adjustments to the financial statements do not impact the amounts previously reported as total assets, total liabilities or total shareholders’ equity.  Further, the adjustments do not impact previously reported consolidated statements of operations, consolidated statements of shareholders’ equity or consolidated statements of cash flows.  There also was no impact on any covenants with lenders as a result of the adjustments, as the Company’s borrowing arrangements do not include financial covenants that would be impacted by the classification of the Revolver balance.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in the Annual Report filed with this report on Form 10-K, we plan to improve these processes with respect to balance sheet classification issues. Our plans at this time include developing a checklist to document our review of asset and liability classification as either long-term or current as of the end of each reporting period, with additional focus on the review and interpretation of relevant literature for any significant new agreements or transactions that may impact such classifications during a reporting period, and documenting the performance of both internal and external consultations, if any, related to such matters. The elements of our remediation plan can only be accomplished over time, and there is no assurance that these initiatives will ultimately have the intended effects.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information with respect to the Directors of the registrant, see “Election of Directors,” and “Executive Officers” in the Proxy Statement for the 2025 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

For information with respect to the executive officers of the registrant, see “Executive Officers” in the Proxy Statement for the 2025 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

The information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, which is set forth under the caption “Delinquent Section 16(a) Reports” (if applicable) in the Proxy Statement for the 2025 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning the Company’s code of ethics that applies to the Company’s principal executive officer and the Company’s senior financial officers required by this Item is incorporated herein by reference to the Proxy Statement for the 2025 Annual Meeting of Shareholders of the Company under the heading “Code of Ethics.”

Item 11.  EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation,” and “Director Compensation” in the Proxy Statement for the 2025 Annual Meeting of Shareholders of the Company is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning stock ownership by directors, executive officers and shareholders beneficially owning more than five percent of the Company’s common stock, which is set forth under the caption “Beneficial Ownership of Securities” in the Proxy Statement for the 2025 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning securities authorized for issuance under equity compensation plans required by this Item is incorporated herein by reference to the Proxy Statement for the 2025 Annual Meeting of Shareholders of the Company under the heading “Equity Compensation Plan Information.”

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information with respect to certain transactions with management of the Company, which is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement for the 2025 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to certain principal accountant fees and services, which is set forth under the caption “Independent Registered Public Accounting Firm” in the Proxy Statement for the 2025 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning pre-approval policies for audit and non-audit services required by this Item is incorporated herein by reference to the Proxy Statement for the 2025 Annual Meeting of Shareholders of the Company under the heading “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.”

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	List of documents filed as part of this report:

1.

Financial statements: The Company’s consolidated financial statements and related notes thereto are hereby incorporated by reference to pages 20 to 46 of the Company’s Annual Report filed as Exhibit 13.1 to this Form 10-K.

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

4.9

Second Modification of Deed of Trust, Security Agreement, and Assignment of Leases and Rents dated May 2, 2018 by and between Optical Cable Corporation (successor by merger to Superior Modular Products Incorporated) as Grantor, W. Todd Ross (in substitution of LeClairRyan) as Trustee and Northeast Bank, successor in interest to Pinnacle Bank (successor by merger with Bank of North Carolina) as Beneficiary, modifying that certain Modification of Deed of Trust, Security Agreement and Assignment of Leases and Rents dated April 26, 2016, which previously modified that certain Corrected Deed of Trust, Security Agreement and Assignment of Leases and Rents dated May 30, 2008 (incorporated herein by reference to Exhibit 4.21 to the Company's Quarterly Report on Form 10-Q for the second quarter ended April 30, 2018).

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

10.11*

Form of vesting award agreement for non-employee Board members under the Optical Cable Corporation 2017 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2024 filed September 11, 2024).

10.12*

Form of operational performance (Company financial performance measure) vesting award agreement under the Optical Cable Corporation 2017 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2024 filed September 11, 2024).

13.1	Annual Report. FILED HEREWITH.

21.1	List of Subsidiaries. FILED HEREWITH.

23.1	Consent of Independent Registered Public Accounting Firm. FILED HEREWITH.

23.2	Consent of Brown, Edwards and Company, L.L.P. FILED HEREWITH.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FURNISHED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FURNISHED HEREWITH.

97

Optical Cable Corporation Compensation Recovery Policy, effective November 30, 2023 incorporated herein by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2023 filed December 20, 2023).

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended October 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of October 31, 2024 and 2023, (ii) Consolidated Statements of Operations for the years ended October 31, 2024 and 2023, (iii) Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the years ended October 31, 2024 and 2023, and (v) Notes to Consolidated Financial Statements. FILED HEREWITH.

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

OPTICAL CABLE CORPORATION

Date:	December 23, 2024	By:	/S/ NEIL D. WILKIN, JR.
Neil D. Wilkin, Jr. Chairman of the Board of Directors, President and Chief Executive Officer

Date:	December 23, 2024	By:	/S/ TRACY G. SMITH
Tracy G. Smith Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 23, 2024.

Date:	December 23, 2024	/S/ NEIL D. WILKIN, JR.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date:	December 23, 2024	/S/ RANDALL H. FRAZIER
Randall H. Frazier Director

Date:	December 23, 2024	/S/ JOHN M. HOLLAND
John M. Holland Director

Date:	December 23, 2024	/S/ JOHN A. NYGREN
John A. Nygren Director

Date:	December 23, 2024	/S/ CRAIG H. WEBER
Craig H. Weber Director