Form 10-Q
period 2025-01-31
OPTICAL CABLE CORP
filed 2025-03-10
CIK 1000230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

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

Large Accelerated Filer ☐        Accelerated Filer ☐        Non-accelerated Filer ☒        Smaller Reporting Company ☒

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

As of March 5, 2025, 8,198,577 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Three Months Ended January 31, 2025

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OPTICAL CABLE CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	January 31,	October 31,
	2025	2024
Assets
Current assets:
Cash	$128,307	$244,247
Trade accounts receivable, net of allowance for credit losses of $54,885 at January 31, 2025 and $92,125 at October 31, 2024	8,206,089	10,946,215
Income taxes refundable - current	5,000	5,000
Other receivables	1,501	60,521
Inventories	19,098,443	18,725,317
Prepaid expenses and other assets	583,038	618,940
Total current assets	28,022,378	30,600,240

Property and equipment, net	6,815,622	6,881,357
Intangible assets, net	503,848	513,956
Other assets, net	2,475,287	2,362,458
Total assets	$37,817,135	$40,358,011
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$58,436	$57,184
Note payable, revolver - current	5,654,442	8,321,782
Accounts payable and accrued expenses	6,270,415	5,178,792
Accrued compensation and payroll taxes	1,622,296	1,567,232
Income taxes payable	23,510	18,522
Total current liabilities	13,629,099	15,143,512

Long-term debt, excluding current installments	2,556,167	2,570,791
Other noncurrent liabilities	1,890,333	1,801,792
Total liabilities	18,075,599	19,516,095
Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 8,198,577 shares at January 31, 2025 and 8,220,344 shares at October 31, 2024	15,471,467	15,464,416
Retained earnings	4,270,069	5,377,500
Total shareholders’ equity	19,741,536	20,841,916
Commitments and contingencies
Total liabilities and shareholders’ equity	$37,817,135	$40,358,011

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	January 31,
	2025	2024
Net sales	$15,742,617	$14,854,765
Cost of goods sold	11,115,823	11,141,243

Gross profit	4,626,794	3,713,522

Selling, general and administrative expenses	5,459,059	5,093,105
Royalty expense, net	6,571	6,586
Amortization of intangible assets	13,516	13,516

Loss from operations	(852,352)	(1,399,685)

Other income (expense), net:
Interest expense, net	(263,731)	(298,610)
Other, net	20,719	280,100

Other expense, net	(243,012)	(18,510)

Loss before income taxes	(1,095,364)	(1,418,195)

Income tax expense	12,067	7,079

Net loss	$(1,107,431)	$(1,425,274)

Net loss per share: Basic and diluted	$(0.14)	$(0.18)

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Three Months Ended January 31, 2025
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2024	8,220,344	$15,464,416	$5,377,500	$20,841,916
Share-based compensation, net	(21,767)	7,051	—	7,051
Net loss	—	—	(1,107,431)	(1,107,431)
Balances at January 31, 2025	8,198,577	$15,471,467	$4,270,069	$19,741,536

	Three Months Ended January 31, 2024
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2023	7,893,681	$15,134,133	$9,587,711	$24,721,844
Share-based compensation, net	(40,324)	51,490	—	51,490
Net loss	—	—	(1,425,274)	(1,425,274)
Balances at January 31, 2024	7,853,357	$15,185,623	$8,162,437	$23,348,060

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	January 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,107,431)	$(1,425,274)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	211,956	213,348
Bad debt recovery	(37,240)	(11,974)
Share-based compensation expense	114,364	159,151
Gain on insurance proceeds, net	—	(234,602)
Loss on disposal of property and equipment	288	—
(Increase) decrease in:
Trade accounts receivable	2,777,366	1,342,272
Other receivables	59,020	84,157
Inventories	(373,126)	743,569
Prepaid expenses and other assets	35,902	31,400
Other assets	114,450	100,151
Increase (decrease) in:
Accounts payable and accrued expenses	917,682	(872,215)
Accrued compensation and payroll taxes	55,064	(333,378)
Income taxes payable	4,988	6,967
Other noncurrent liabilities	(98,591)	(64,702)

Net cash provided by (used in) operating activities	2,674,692	(261,130)

Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(71,867)	(80,331)
Investment in intangible assets	(3,408)	—

Net cash used in investing activities	(75,275)	(80,331)

Cash flows from financing activities:
Proceeds from note payable, revolver	16,030,369	15,585,460
Payments on note payable, revolver	(18,697,709)	(16,449,896)
Principal payments on long-term debt	(13,372)	(7,633)
Payments for financing costs	(25,000)	(25,000)
Principal payments on finance lease	(9,645)	(9,199)

Net cash used in financing activities	(2,715,357)	(906,268)

Net decrease in cash	(115,940)	(1,247,729)

Cash at beginning of period	244,247	1,468,709

Cash at end of period	$128,307	$220,980

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Three Months Ended January 31, 2025
(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10‑Q and Regulation S‑X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2025 are not necessarily indicative of the results for the fiscal year ending October 31, 2025 because the following items, among other things, may impact those results: changing macroeconomic conditions in various markets, supply chain and labor constraints impacting production volumes, any increased costs related to government and private industry mandates in the areas of the world in which we operate, changes in market conditions, seasonality, inflation and interest rates, changes in technology, competitive conditions, timing of certain projects and purchases by key customers, significant variations in sales resulting from high volatility and timing of large sales orders among a limited number of customers in certain markets, ability of management to execute its business plans, continued ability to maintain and/or secure future debt and/or equity financing to adequately finance ongoing operations; as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2024 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10‑Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2024.

(2)	Stock Incentive Plan and Other Share‑Based Compensation

As of January 31, 2025, there were approximately 51,000 remaining shares available for grant under the Optical Cable Corporation Stock Incentive Plan, as amended (“2017 Plan”).

Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations for the three months ended January 31, 2025 and 2024 was $114,364 and $159,151, respectively. Share-based compensation expense is entirely related to expense recognized in connection with the vesting of restricted stock awards or other stock awards.

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

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Three Months Ended January 31, 2025
(Unaudited)

Restricted stock award activity during the three months ended January 31, 2025 consisted of restricted shares withheld for taxes in connection with the vesting of restricted shares totaling 21,767 shares. OCC restricted stock grants provide the participant with the option to surrender shares to pay for withholding tax obligations resulting from any vesting restricted shares, or to pay cash to the Company or taxing authorities in the amount of the withholding taxes owed on the value of any vesting restricted shares in order to avoid surrendering shares. The Company accrued $107,313 as of January 31, 2025 related to the surrender of shares by participants to pay for withholding taxes on shares that vested on January 31, 2025.

As of January 31, 2025, the estimated amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will recognize over a 4.5 year weighted-average period is approximately $943,000.

(3)	Allowance for Credit Losses for Trade Accounts Receivable

A summary of changes in the allowance for credit losses for trade accounts receivable for the three months ended January 31, 2025 and 2024 follows:

	Three Months Ended
	January 31,
	2025	2024
Balance at beginning of period	$92,125	$71,189
Bad debt recovery	(37,240)	(11,974)
Balance at end of period	$54,885	$59,215

(4)	Inventories

Inventories as of January 31, 2025 and October 31, 2024 consist of the following:

	January 31,	October 31,
	2025	2024
Finished goods	$5,649,863	$5,098,148
Work in process	3,534,298	3,724,999
Raw materials	9,419,201	9,562,563
Production supplies	495,081	339,607
Total	$19,098,443	$18,725,317

(5)	Product Warranties

As of January 31, 2025 and October 31, 2024, the Company’s accrual for estimated product warranty claims totaled $65,000 and is included in accounts payable and accrued expenses. Warranty claims expense for the three months ended January 31, 2025 and 2024 totaled $9,627 and $12,764, respectively.

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Three Months Ended January 31, 2025
(Unaudited)

The following table summarizes the changes in the Company’s accrual for product warranties during the three months ended January 31, 2025 and 2024:

	Three Months Ended
	January 31,
	2025	2024
Balance at beginning of period	$65,000	$80,000
Liabilities accrued for warranties issued during the period	59,413	49,848
Warranty claims and costs paid during the period	(9,627)	(17,764)
Changes in liability for pre-existing warranties during the period	(49,786)	(37,084)
Balance at end of period	$65,000	$75,000

(6)	Long-term Debt and Notes Payable

The Company has credit facilities consisting of a real estate term loan, as amended and restated (the “Virginia Real Estate Loan”), and a Revolving Credit Master Promissory Note and related Loan and Security Agreement (collectively, the “Revolver”).

The Virginia Real Estate Loan is with Northeast Bank and is payable in monthly installments of principal and interest. Principal is calculated using the unpaid balance of the loan and a two hundred forty (240) month amortization schedule. Interest is computed on the aggregate principal balance outstanding at a rate equal to the Prime Rate, adjusted monthly on the fifth day of each calendar month in accordance with changes to the Prime Rate, provided, however, that the interest rate is never less than 8.5% per annum on the basis of a 360-day year times the actual number of days elapsed. The Prime Rate was 7.5% per annum at January 31, 2025 and 8.0% at October 31, 2024. The maturity date of the Virginia Real Estate Loan is May 5, 2026.

The Loan is secured by a first lien deed of trust on the land and buildings at the Company’s headquarters and manufacturing facilities located in Roanoke, Virginia.

The Company had an outstanding balance on its Virginia Real Estate Loan of $2.6 million as of January 31, 2025 and October 31, 2024.

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

The maximum aggregate principal amount subject to the Revolver is $18,000,000. Interest accrues on the daily balance at the per annum rate of 1.5% above the Prime Rate in effect from time to time, but not less than 4.75% (the “Applicable Rate”). As a result, the Revolver accrued interest at a 9.0% rate at January 31, 2025 and 9.5% at October 31, 2024. In the event of a default, interest may become 6.0% above the Applicable Rate. The loan may be extended subject to the agreement of SLR.

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Three Months Ended January 31, 2025
(Unaudited)

The Company’s Revolver requires a lockbox arrangement, which provides for all cash receipts to be swept daily to reduce the balance outstanding. This arrangement, combined with the existence of a “subjective acceleration clause” (as defined by U.S. generally accepted accounting principles) in the Revolver, requires the balance on the Revolver to be classified as a current liability. The “subjective acceleration clause” allows SLR to declare an event of default if there is a material adverse change in the Company’s business or financial condition. Upon the occurrence of an event of default, SLR may, among other things, declare all obligations payable in full. Management believes that no such material adverse change has occurred. In addition, at January 31, 2025 and through the date of this report, SLR has not informed the Company that any such event of default has occurred. The Revolver has a maturity date of July 24, 2027 and Management believes that the Company will continue to be able to borrow on the Revolver to fund its operations over the remaining term.

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

As of January 31, 2025, the Company had $5.7 million of outstanding borrowings on its Revolver and $3.4 million in available credit. As of October 31, 2024, the Company had $8.3 million of outstanding borrowings on its Revolver and $3.2 million in available credit.

(7)	Leases

The Company has an operating lease agreement for approximately 34,000 square feet of office, manufacturing and warehouse space in Plano, Texas (near Dallas). The lease term expires on November 30, 2029.

The Company has an operating lease agreement for approximately 36,000 square feet of warehouse space in Roanoke, Virginia. The lease term expires on April 30, 2026.

The Company also leases certain office equipment under an operating lease with an initial 60-month term. The lease term expires in November 2029.

OCC leases printers that are used in the Roanoke, Virginia manufacturing facility. The lease term expires on August 22, 2026. The right-of-use asset is being amortized on a straight line basis over seven years. When the lease term ends, title of the printers will transfer to the Company and the remaining net book value of the right-of-use asset will be classified as property and equipment.

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
Three Months Ended January 31, 2025
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

Operating lease right-of-use assets of $2,009,125 and $1,872,206 were included in other assets at January 31, 2025 and October 31, 2024, respectively. Operating lease liabilities of $415,740 and $1,641,997 were included in accounts payable and accrued expenses, and other noncurrent liabilities, respectively, at January 31, 2025. Operating lease liabilities of $376,965 and $1,525,423 were included in accounts payable and accrued expenses, and other noncurrent liabilities, respectively, at October 31, 2024. Operating lease expense recognized during the three months ended January 31, 2025 and 2024 totaled $155,393 and $109,144, respectively.

The weighted average remaining lease term was 54.9 months and the weighted average discount rate was 9.4% as of January 31, 2025.

For the three months ended January 31, 2025 and 2024, cash paid for operating lease liabilities totaled $137,517 and $111,188, respectively. For the three months ended January 31, 2025, right-of-use assets obtained in exchange for new operating lease liabilities totaled $266,141 and there was a reduction in right-of-use assets for terminated lease liabilities totaling $21,344. For the three months ended January 31, 2024, there were no right-of-use assets obtained in exchange for new operating lease liabilities.

Finance lease right-of-use assets of $104,470 and $111,844 were included in other assets at January 31, 2025 and October 31, 2024, respectively. Finance lease liabilities of $39,745 and $44,061 were included in accounts payable and accrued expenses, and other noncurrent liabilities, respectively, at January 31, 2025. Finance lease liabilities of $39,277 and $54,174 were included in accounts payable and accrued expenses, and other noncurrent liabilities, respectively, at October 31, 2024. Interest expense related to the finance lease totaled $1,072 and $1,518 for the three months ended January 31, 2025 and 2024, respectively. For the three months ended January 31, 2025 and 2024, amortization expense related to the finance lease totaled $7,374.

The remaining lease term for the finance lease is 19 months and the discount rate is 4.75% as of January 31, 2025.

For the three months ended January 31, 2025, cash paid for the finance lease liability totaled $1,072 for interest and $9,645 for principal. For the three months ended January 31, 2024, cash paid for the finance lease liability totaled $1,518 for interest and $9,199 for principal.

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Three Months Ended January 31, 2025
(Unaudited)

The Company’s future payments due under leases reconciled to the lease liabilities are as follows:

Fiscal Year	Operating leases	Finance lease
2025 (1)	$442,401	$32,151
2026	540,420	55,714
2027	493,180	—
2028	510,241	—
2029	527,981	—
Thereafter	44,122	—
Total undiscounted lease payments	2,558,345	87,865
Present value discount	(500,608)	(4,059)
Total lease liability	$2,057,737	$83,806

(1) Remaining nine months of fiscal year 2025.

(8)	Fair Value Measurements

The carrying amounts reported in the condensed consolidated balance sheets as of January 31, 2025 and October 31, 2024 for cash, trade accounts receivable, income taxes refundable – current, other receivables, current installments of long-term debt, accounts payable and accrued expenses, accrued compensation and payroll taxes, and income taxes payable approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s note payable, revolver – current, and long-term debt, excluding current installments, approximates fair value because the interest rates vary with the market. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The following is a reconciliation of the numerators and denominators of the net loss per share computations for the periods presented:

	Three months ended
	January 31,
	2025	2024
Net loss (numerator)	$(1,107,431)	$(1,425,274)
Shares (denominator)	7,815,047	7,751,116
Basic and diluted net loss per share	$(0.14)	$(0.18)

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Three Months Ended January 31, 2025
(Unaudited)

Nonvested shares which have been issued and were outstanding as of January 31, 2025 and 2024 totaling 405,297 and 142,565, respectively, were not included in the computation of basic and diluted net loss per share for the three months ended January 31, 2025 and 2024 (because to include such shares would have been antidilutive, or in other words, to do so would have reduced the net loss per share for those periods).

(10)	Segment Information and Business and Credit Concentrations

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not‑for‑profit organizations. Concentration of credit risk with respect to trade receivables is normally limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of January 31, 2025 have been adequately provided for in the condensed consolidated financial statements. The Company includes all entities under common ownership for the purpose of calculating business concentrations.

For the three months ended January 31, 2025 and 2024, 14.5% and 15.5%, respectively, of consolidated net sales were attributable to one distributor customer.

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

The Company recognizes revenue at the point in time when products are shipped or delivered from its manufacturing facility to its customer, in accordance with the agreed-upon shipping terms.  Since the Company typically invoices the customer at the same time that performance obligations are satisfied, no contract assets are recognized. The Company’s contract liability represents advance consideration received from customers prior to transfer of the product.  This liability was $167,593 as of January 31, 2025, and $70,263 as of October 31, 2024.

Sales to certain customers are made pursuant to agreements that provide price adjustments and limited return rights with respect to the Company’s products.  The Company maintains a reserve for estimated future price adjustment claims, rebates and returns as a refund liability, and the Company excludes such amounts from net sales. The Company’s refund liability was $270,027 as of January 31, 2025 and $232,692 as of October 31, 2024.

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Three Months Ended January 31, 2025
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

Disaggregation of Revenue

The following table presents net sales attributable to the United States and all other countries in total for the three months ended January 31, 2025 and 2024:

	Three months ended
	January 31,
	2025	2024
United States	$12,244,247	$11,969,555
Outside the United States	3,498,370	2,885,210
Total net sales	$15,742,617	$14,854,765

(12)	Contingencies

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

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Three Months Ended January 31, 2025
(Unaudited)

In November 2024, the FASB issued Accounting Standards Update 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The objective of ASU 2024-03 is to improve disclosures about a public entity's expenses, primarily through additional disaggregation of income statement expenses. In January 2025, the FASB further clarified the effective date of ASU 2024-03 with the issuance of Accounting Standards Update 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2025-01”). ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and may be applied either on a prospective or retrospective basis. The Company is currently evaluating the impact ASU 2024-03 will have on its financial statement disclosures.

There are no other new accounting standards issued, but not yet adopted by the Company, which are expected to materially impact the Company’s financial position, operating results or financial statement disclosures.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to known and unknown variables, uncertainties, contingencies and risks that may cause actual events or results to differ materially from our expectations. Such known and unknown variables, uncertainties, contingencies and risks (collectively, “factors”) may also adversely affect Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”), the Company’s future results of operations and future financial condition, and/or the future equity value of the Company. Factors that could cause or contribute to such differences from our expectations or that could adversely affect the Company include, but are not limited to: the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate and/or government spending on information technology; actions by competitors; fluctuations in the price and/or availability of raw materials (including optical fiber, copper, gold and other precious metals, plastics and other materials); fluctuations in transportation costs; our dependence on customized equipment for the manufacture of certain of our products in certain production facilities; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing in one or more of the markets in which we participate, including the impact of increased competition; our dependence on a limited number of suppliers for certain product components; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in any litigation, claims, and other actions or disputes, and potential litigation, claims, and other actions or disputes against us or with us; an adverse outcome in any regulatory reviews and audits and potential regulatory reviews and audits; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences for competing technologies relative to our product offering; economic conditions that affect the telecommunications sector, the data communications sector, certain technology sectors and/or certain industry market sectors (for example, commercial/enterprise, military, industrial, broadcast, mining, petrochemical, renewable energy and wireless carrier industry market sectors); economic conditions that affect U.S.-based manufacturers; economic conditions or changes in relative currency strengths (for example, the strengthening of the U.S. dollar relative to certain foreign currencies), and import and/or export tariffs imposed by the U.S. and other countries that affect certain geographic markets, industry market sectors, and/or the economy as a whole; changes in demand for our products from certain competitors for which we provide private label connectivity products; changes in the mix of products sold during any given period (due to, among other things, seasonality or varying strength or weaknesses in particular markets in which we participate) which may impact gross profits and gross profit margins or net sales; variations in orders and production volumes affecting fixed-costs coverage and production efficiencies which may impact gross profits and gross profit margins; variations in orders and production volumes of hybrid cables (fiber and copper) with high copper content, which tend to have lower gross profit margins; significant variations in sales resulting from: (i) high volatility within various geographic markets, within targeted markets and industries, for certain types of products, and/or with certain customers (whether related to the market generally or to specific customers’ business in particular), (ii) market variations in existing product inventory levels available, generally or in certain markets, impacting sales orders for products, (iii) timing of large sales orders, and (iv) high sales concentration among a limited number of customers in certain markets, particularly the wireless carrier market; terrorist attacks or acts of war, any current or potential future military conflicts, and acts of civil unrest; cold wars and economic sanctions as a result of these activities; changes in the level of spending by the United States government, including, but not limited to military spending; ability to recruit and retain key personnel (including production personnel); poor labor relations; increasing labor costs; delays, extended lead times and/or changes in availability of needed raw materials, equipment and/or supplies; shipping and other logistics challenges; impact of inflation on costs, including raw materials and labor, and ability to pass along any increased costs to customers; impact of import and/or export tariffs imposed by the U.S. and other countries on costs, and ability to pass along any increased costs to customers; impact of rising interest rates increasing the cost of capital; impact of cybersecurity risks and incidents and the related actual or potential costs and consequences of such risks and incidents, including costs and regulations to limit such risks; the impact of data privacy laws, including any applicable international privacy laws, and the related actual or potential costs and consequences; the impact of changes in accounting policies and related costs of compliance, including changes by the Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board (“PCAOB”), the Financial Accounting Standards Board (“FASB”), and/or the International Accounting Standards Board (“IASB”); our ability to continue to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; the impact of changes and potential changes in federal laws and regulations adversely affecting our business and/or which result in increases in our direct and indirect costs, including our direct and indirect costs of compliance with such laws and regulations; rising healthcare costs; impact of new or changed government laws and regulations on healthcare costs; the impact of changes in state or federal tax laws and regulations increasing our costs and/or impacting the net return to investors owning our shares; any changes in the status of our compliance with covenants, if any, with our lenders; our continued ability to maintain and/or secure future debt financing and/or equity financing to adequately finance our ongoing operations; the impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, making investments in or with, and/or acquiring parties that compete with and/or have conflicts with our customers; voluntary or involuntary delisting of the Company’s common stock from any exchange on which it is traded; the deregistration by the Company from SEC reporting requirements as a result of the small number of holders of the Company’s common stock; adverse reactions by customers, vendors or other service providers to unsolicited proposals regarding the ownership or management of the Company; the additional costs of considering, responding to and possibly defending our position on unsolicited proposals regarding the ownership or management of the Company; direct and indirect impacts of weather, natural disasters and/or epidemic, pandemic or endemic diseases in the areas of the world in which we operate, market our products and/or acquire raw materials including impacts on supply chains, labor constraints impacting our production volumes and costs; any present or future government mandates, travel restrictions, shutdowns or other regulations regarding any epidemic, pandemic or endemic diseases; an increase in the number of shares of the Company’s common stock issued and outstanding; economic downturns generally and/or in one or more of the markets in which we operate; changes in market demand, exchange rates, productivity, market dynamics, market confidence, macroeconomic and/or other economic conditions in the areas of the world in which we operate and market our products; and our success in managing the risks involved in the foregoing.

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

Founded in 1983, Optical Cable Corporation is headquartered in Roanoke, Virginia with offices, manufacturing and warehouse facilities located in Roanoke, Virginia, near Asheville, North Carolina, and near Dallas, Texas. We primarily manufacture our fiber optic cables at our Roanoke facility which is ISO 9001:2015 registered, primarily manufacture our enterprise connectivity products at our Asheville facility which is ISO 9001:2015 registered, and primarily manufacture our harsh environment and specialty connectivity products at our Dallas facility which is ISO 9001:2015 registered and MIL-STD-790G certified.

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

Summary of Company Performance for First Quarter of Fiscal Year 2025

●	Consolidated net sales for the first quarter of fiscal year 2025 increased 6.0% to $15.7 million, compared to $14.9 million for the same period last year.

●	Gross profit increased 24.6%, or $913,000, to $4.6 million in the first quarter of fiscal year 2025, compared to $3.7 million for the first quarter of fiscal year 2024.

●	Gross profit margin (gross profit as a percentage of net sales) increased to 29.4% during the first quarter of fiscal year 2025, compared to 25.0% for the first quarter of fiscal year 2024.

●

SG&A expenses were $5.5 million during the first quarter of fiscal year 2025, compared to $5.1 million for the same period last year. SG&A expenses as a percentage of net sales were 34.7% during the first quarter of fiscal year 2025, compared to 34.3% during the same period in fiscal year 2024.

●	Net loss was $1.1 million, or $0.14 per share, during the first quarter of fiscal year 2025, compared to $1.4 million, or $0.18 per share, for the comparable period last year.

Results of Operations

We sell our products internationally and domestically to our customers which include major distributors, various regional and smaller distributors, original equipment manufacturers and value-added resellers. All of our sales to customers outside of the United States are denominated in U.S. dollars. We can experience fluctuations in the percentage of net sales to customers outside of the United States and in the United States from period to period based on the timing of large orders, coupled with the impact of increases and decreases in sales to customers in various regions of the world. Sales outside of the U.S. can also be impacted by fluctuations in the exchange rate of the U.S. dollar compared to other currencies, as well as import and/or export tariffs imposed by the U.S. and other countries.

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

Royalty expense, net consists of royalty and related expenses, net of royalty income earned on licenses associated with our patented products, if any.

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

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended
	January 31,		Percent
	2025	2024	Change
Net sales	$15,743,000	$14,855,000	6.0%
Gross profit	4,627,000	3,714,000	24.6
SG&A expenses	5,459,000	5,093,000	7.2
Loss from operations	(852,000)	(1,400,000)	39.1
Net loss	(1,107,000)	(1,425,000)	22.3

Three Months Ended January 31, 2025 and 2024

Net Sales

Consolidated net sales for the first quarter of fiscal year 2025 increased 6.0% to $15.7 million, compared to net sales of $14.9 million for the same period last year. We experienced an increase in net sales in both our enterprise markets and specialty markets, including the wireless carrier market, during the first quarter of fiscal year 2025, compared to the same period last year, as we continue to see general market improvements in our industry and strength in our military markets.

Net sales to customers outside of the United States increased 21.3% and net sales to customers in the United States increased 2.3% in the first quarter of fiscal year 2025, compared to the same period last year. We can experience fluctuations in sales from quarter to quarter in the various markets (both industries and geographies) in which we operate for various reasons.

At the end of the first quarter of fiscal year 2025, our sales order backlog/forward load has increased to $6.6 million when compared to $5.7 million as of October 31, 2024.

We typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year, and excluding other volatility, we would normally expect 48% of total net sales to occur during the first half of a fiscal year and 52% of total net sales to occur during the second half of a fiscal year. We believe this historical seasonality pattern is generally indicative of an overall trend and reflective of the buying patterns and budgetary cycles of our customers. However, this pattern may be altered during any quarter or year by the quarterly and annual variability of net sales due to other factors, such as: wireless carrier market order volume, the timing of larger projects, the timing of orders from larger customers, other economic factors impacting our industry or impacting the industries of our customers and end-users, and various macroeconomic conditions. While we believe seasonality may be a factor that impacts our quarterly net sales results, particularly when excluding the volatility of sales in the wireless carrier market, we are not able to reliably predict net sales based on seasonality because net sales variability, due to such other factors, can also, and often does, substantially impact our net sales patterns during the year. During our last two fiscal years, approximately 46% and 53% of our total net sales occurred during the first half of fiscal years 2024 and 2023, respectively, and approximately 54% and 47% of our total net sales occurred during the second half of fiscal years 2024 and 2023, respectively.

Gross Profit

Our gross profit increased 24.6%, or $913,000, to $4.6 million in the first quarter of fiscal year 2025, compared to gross profit of $3.7 million in the first quarter of fiscal year 2024. Gross profit margin, or gross profit as a percentage of net sales, increased to 29.4% in the first quarter of fiscal year 2025, compared to 25.0% in the first quarter of fiscal year 2024, as we benefited from our operating leverage.

Gross profit margin for the first quarter of fiscal 2025, when compared to the same period last year, was positively impacted by higher volumes, as fixed charges were spread over higher sales—the impact of operating leverage. Additionally, our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may vary based on changes in product mix.

Selling, General, and Administrative Expenses

SG&A expenses increased to $5.5 million, or 7.2%, during the first quarter of fiscal year 2025, when compared to $5.1 million during the first quarter of fiscal year 2024. SG&A expenses as a percentage of net sales were 34.7% in the first quarter of fiscal year 2025, compared to 34.3% in the first quarter of fiscal year 2024.

The increase in SG&A expenses during the first quarter of fiscal year 2025, compared to the same period last year, was primarily the result of increases in employee and contracted sales personnel-related costs totaling $177,000. Included in employee and contracted sales personnel-related costs are compensation costs and sales incentives. Compensation costs increased due to new hires, net of terminations, and certain rate increases. The increase in sales incentives was due to increased sales during the first quarter of fiscal year 2025.

Royalty Income (Expense), Net

We recognized royalty expense, net of royalty income, totaling $7,000 during the first quarter of fiscal years 2025 and 2024. Royalty expense and/or income may fluctuate based on sales of related licensed products and estimates of amounts for non-licensed product sales, if any.

Amortization of Intangible Assets

We recognized $14,000 of amortization expense, associated with intangible assets, during the first quarter of fiscal years 2025 and 2024.

Loss from operations

We reported a loss from operations of $852,000 for the first quarter of fiscal year 2025, compared to $1.4 million for the first quarter of fiscal year 2024.

Other Expense, Net

We recognized other expense, net in the first quarter of fiscal year 2025 of $243,000, compared to $19,000 in the first quarter of fiscal year 2024. Other expense, net for the first quarter of fiscal year 2025 is comprised primarily of interest expense and other miscellaneous items. The increase in other expense, net during the first quarter of fiscal year 2025 compared to the same period last year was primarily due to gain on insurance proceeds of $235,000 received in the first quarter of fiscal year 2024 that did not recur in the first quarter of fiscal year 2025.

Other expense, net for the first quarter of fiscal year 2024 was comprised primarily of interest expense and other miscellaneous items, partially offset by gain on insurance proceeds received for damage to property and equipment totaling $235,000.

Loss Before Income Taxes

We reported a loss before income taxes of $1.1 million for the first quarter of fiscal year 2025, compared to $1.4 million for the first quarter of fiscal year 2024. The improvement was primarily due to the increase in gross profit of $913,000, partially offset by the increase in SG&A expenses of $366,000 and the decrease in gain on insurance proceeds for damage to property and equipment of $235,000.

Income Tax Expense

Income tax expense totaled $12,000 in the first quarter of fiscal year 2025, compared to $7,000 in the first quarter of fiscal year 2024. Our effective tax rate was negative 1.1% for the first quarter of fiscal year 2025 and less than negative one percent for the first quarter of fiscal year 2024.

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

As of October 31, 2024, the valuation allowance against our total gross deferred tax assets totaled $4.9 million.

Net Loss

Net loss for the first quarter of fiscal year 2025 was $1.1 million, or $0.14 per share, compared to $1.4 million, or $0.18 per share, for the first quarter of fiscal year 2024. This improvement was primarily due to the decrease in loss before income taxes of $323,000.

Financial Condition

Total assets decreased $2.5 million, or 6.3%, to $37.8 million at January 31, 2025, from $40.4 million at October 31, 2024. This decrease was primarily due to a $2.7 million decrease in trade accounts receivable, net, largely the result of the decrease in net sales in the first quarter of fiscal year 2025 when compared to the fourth quarter of fiscal year 2024.

Total liabilities decreased $1.4 million, or 7.4%, to $18.1 million at January 31, 2025, from $19.5 million at October 31, 2024. The decrease in total liabilities was primarily due to a decrease in note payable, revolver - current totaling $2.7 million, resulting from net repayments on our Revolver, partially offset by increases in accounts payable and accrued expenses totaling $1.1 million, resulting from the timing of certain vendor payments.

Total shareholders’ equity at January 31, 2025 decreased $1.1 million in the first quarter of fiscal year 2025 resulting primarily from a net loss of $1.1 million.

Liquidity and Capital Resources

Our primary capital needs have been to fund working capital requirements through our Revolver. Our primary source of capital for this purpose has been existing cash, cash provided by operations, and borrowings under our Revolver (see “Credit Facilities” below).

Our cash totaled $128,000 as of January 31, 2025, a decrease of $116,000 compared to $244,000 as of October 31, 2024. The decrease in cash for the three months ended January 31, 2025 primarily resulted from net cash used in financing activities of $2.7 million, resulting primarily from net repayments on our Revolver, and capital expenditures of $72,000, partially offset by cash provided by operating activities of $2.7 million.

On January 31, 2025, we had working capital of $14.4 million compared to $15.5 million on October 31, 2024. The ratio of current assets to current liabilities as of January 31, 2025 was 2.1 to 1.0, compared to 2.0 to 1.0 as of October 31, 2024. The decrease in working capital was primarily due to the decrease in trade accounts receivable, net of $2.7 million and the increase in accounts payable and accrued expenses totaling $1.1 million, partially offset by the decrease in note payable, revolver – current totaling $2.7 million. The increase in the current ratio was primarily due to the fact that current assets decreased 8.4%, while current liabilities decreased 10.0%.

As of January 31, 2025 and October 31, 2024, we had outstanding loan balances under our Revolver totaling $5.7 million and $8.3 million, respectively. As of January 31, 2025 and October 31, 2024, we had other outstanding bank loan balances, excluding our Revolver, totaling $2.6 million.

Net Cash

Net cash provided by operating activities was $2.7 million in the first quarter of fiscal year 2025, compared to net cash used in operating activities of $261,000 for the first quarter of fiscal year 2024. Net cash provided by operating activities during the first quarter of fiscal year 2025 primarily resulted from certain adjustments to reconcile a net loss of $1.1 million to net cash provided by operating activities including depreciation and amortization of $212,000 and share-based compensation expense of $114,000. Additionally, the cash flow impact of decreases in trade accounts receivable, net of $2.8 million and the cash flow impact of increases in accounts payable and accrued expenses of $918,000 further contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by increases in inventories totaling $373,000.

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

Net cash used in investing activities totaled $75,000 in the first quarter of fiscal year 2025, compared to $80,000 in the first quarter of fiscal year 2024. Net cash used in investing activities during the first quarter of fiscal years 2025 and 2024 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment.

Net cash used in financing activities totaled $2.7 million for the first quarter of fiscal year 2025, compared to $906,000 in the first quarter of fiscal year 2024. Net cash used in financing activities in the first quarter of fiscal year 2025 resulted primarily from net repayments on our revolving line of credit totaling $2.7 million. Net cash used in financing activities in the first quarter of fiscal year 2024 resulted primarily from net repayments on our revolving line of credit totaling $864,000.

Credit Facilities

We have credit facilities consisting of a real estate term loan, as amended and restated (the “Virginia Real Estate Loan”) and a Revolving Credit Master Promissory Note and related Loan and Security Agreement (collectively, the “Revolver”).

The Virginia Real Estate Loan is with Northeast Bank and is payable in monthly installments of principal and interest. Principal is calculated using the unpaid balance of the loan and a two hundred forty (240) month amortization schedule. Interest is computed on the aggregate principal balance outstanding at a rate equal to the Prime Rate, adjusted monthly on the fifth day of each calendar month in accordance with changes to the Prime Rate, provided, however, that the interest rate is never less than 8.5% per annum on the basis of a 360-day year times the actual number of days elapsed. The Prime Rate was 7.5% per annum at January 31, 2025 and 8.0% at October 31, 2024. The maturity date of the Virginia Real Estate Loan is May 5, 2026.

The Loan is secured by a first lien deed of trust on the land and buildings at our headquarters and manufacturing facilities located in Roanoke, Virginia.

The Company had an outstanding balance on its Virginia Real Estate Loan of $2.6 million as of January 31, 2025 and October 31, 2024.

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

The maximum aggregate principal amount subject to the Revolver is $18.0 million. Interest accrues on the daily balance at the per annum rate of 1.5% above the Prime Rate in effect from time to time, but not less than 4.75% (the “Applicable Rate”). As a result, the Revolver accrued interest at a 9.0% rate at January 31, 2025 and 9.5% at October 31, 2024. In the event of a default, interest may become 6.0% above the Applicable Rate. The loan may be extended subject to the agreement of SLR.

The Revolver requires a lockbox arrangement, which provides for all cash receipts to be swept daily to reduce the balance outstanding. This arrangement, combined with the existence of a “subjective acceleration clause” (as defined by U.S. generally accepted accounting principles) in the Revolver, requires the balance on the Revolver to be classified as a current liability. The “subjective acceleration clause” allows SLR to declare an event of default if there is a material adverse change in our business or financial condition. Upon the occurrence of an event of default, SLR may, among other things, declare all obligations payable in full. We believe that no such material adverse change has occurred. In addition, at January 31, 2025 and through the date of this report, SLR has not informed us that any such event of default has occurred. The Revolver has a maturity date of July 24, 2027 and we believe that we will continue to be able to borrow on the Revolver to fund our operations over the remaining term.

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

As of January 31, 2025, we had $5.7 million of outstanding borrowings on our Revolver and $3.4 million in available credit.

Capital Expenditures

We did not have any material commitments for capital expenditures as of January 31, 2025. During our 2025 fiscal year budgeting process, we included an estimate for capital expenditures of $1.0 million for the fiscal year. We anticipate these expenditures, to the extent made, will be funded out of our working capital, cash provided by operations or borrowings under our Revolver, as appropriate. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Additionally, total capital expenditures exceeding $1.0 million per fiscal year would require approval from our lender.

Corporate acquisitions and other strategic investments, if any, are considered outside of our annual capital expenditure budgeting process.

Future Cash Flow Considerations

We believe that our future cash flow from operations, our cash on hand and our existing Revolver will be adequate to fund our operations for at least the next twelve months.

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

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2024 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2024 Form 10-K did not change during the period from November 1, 2024 through January 31, 2025.

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

In November 2024, the FASB issued Accounting Standards Update 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The objective of ASU 2024-03 is to improve disclosures about a public entity's expenses, primarily through additional disaggregation of income statement expenses. In January 2025, the FASB further clarified the effective date of ASU 2024-03 with the issuance of Accounting Standards Update 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2025-01”). ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and may be applied either on a prospective or retrospective basis. We are currently evaluating the impact ASU 2024-03 will have on our financial statement disclosures.

There are no other new accounting standards issued, but not yet adopted by us, which are expected to materially impact our financial position, operating results or financial statement disclosures.

PART II. OTHER INFORMATION

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

In connection with the restatement described in Note 20 – Restatement of Previously Issued Financial Statements to the financial statements included in the Annual Report filed on Form 10-K for the year ended October 31, 2024, management identified a material weakness in internal control over financial reporting related to the classification of an asset or a liability as either long-term or current. This material weakness resulted in a misclassification of the Company’s Revolver balance as a noncurrent liability instead of a current liability as of October 31, 2023 and for the following interim periods within fiscal year 2024 and 2023: January 31, 2024 and 2023, April 30, 2024 and 2023, and July 31, 2024 and 2023.

To respond to this material weakness, we have devoted significant effort and resources to the remediation and improvement of internal control over financial reporting as it relates to the classification of assets and liabilities as either long-term or current. While the Company has processes to identify and appropriately apply applicable accounting requirements, we have improved these processes with respect to balance sheet classification issues. We have developed a checklist to document our review of asset and liability classification as either long-term or current as of the end of each reporting period, with additional focus on the review and interpretation of relevant literature for any significant new agreements or transactions that may impact such classifications during a reporting period, and documenting the performance of both internal and external consultations, if any, related to such matters. The elements of the remediation plan can only be accomplished over time, and there is no assurance that these initiatives will ultimately have the intended effects.

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2025. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2025, and that there were no changes, other than the changes mentioned above, in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.3*

Second Amendment to the Optical Cable Corporation 2017 Stock Incentive Plan effective March 29, 2022 (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 28, 2025).

10.4*

Amended and Restated Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective April 11, 2011 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 15, 2011).

10.5*

Amendment, effective December 18, 2012, to Amended and Restated Employment Agreement by and between Optical Cable Corporation and Neil D. Wilkin, Jr. effective April 11, 2011 (incorporated herein by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2013 filed March 15, 2013).

10.6*

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

10.11*

Form of operational performance (Company financial performance measure) vesting award agreement under the Optical Cable Corporation 2017 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2021 filed December 20, 2021).

10.12*

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at January 31, 2025 and October 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three months ended January 31, 2025 and 2024, (iii) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended January 31, 2025 and 2024, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2025 and 2024, and (v) Condensed Notes to Condensed Consolidated Financial Statements. FILED HEREWITH.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*  Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: March 10, 2025	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: March 10, 2025	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial Officer