Form 10-Q
period 2025-04-30
OPTICAL CABLE CORP
filed 2025-06-05
CIK 1000230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

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

As of May 28, 2025, 8,228,245 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Six Months Ended April 30, 2025

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

OPTICAL CABLE CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	April 30,	October 31,
	2025	2024
Assets
Current assets:
Cash	$894,281	$244,247
Trade accounts receivable, net of allowance for credit losses of $64,893 at April 30, 2025 and $92,125 at October 31, 2024	9,112,736	10,946,215
Income taxes refundable - current	—	5,000
Other receivables	16,667	60,521
Inventories	19,057,720	18,725,317
Prepaid expenses and other assets	511,500	618,940
Total current assets	29,592,904	30,600,240
Property and equipment, net	6,674,531	6,881,357
Intangible assets, net	490,333	513,956
Other assets, net	2,315,456	2,362,458
Total assets	$39,073,224	$40,358,011
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$59,075	$57,184
Note payable, revolver - current	6,504,003	8,321,782
Accounts payable and accrued expenses	7,257,090	5,178,792
Accrued compensation and payroll taxes	1,823,601	1,567,232
Income taxes payable	30,824	18,522
Total current liabilities	15,674,593	15,143,512
Long-term debt, excluding current installments	2,540,622	2,570,791
Other noncurrent liabilities	1,742,461	1,801,792
Total liabilities	19,957,676	19,516,095
Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 8,192,017 shares at April 30, 2025 and 8,220,344 shares at October 31, 2024	15,543,401	15,464,416
Retained earnings	3,572,147	5,377,500
Total shareholders’ equity	19,115,548	20,841,916
Commitments and contingencies
Total liabilities and shareholders’ equity	$39,073,224	$40,358,011

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
Net sales	$17,549,748	$16,112,098	$33,292,365	$30,966,863
Cost of goods sold	12,215,407	12,073,462	23,331,230	23,214,705
Gross profit	5,334,341	4,038,636	9,961,135	7,752,158
Selling, general and administrative expenses	5,743,455	5,319,580	11,202,514	10,412,685
Royalty expense, net	6,572	6,677	13,143	13,263
Amortization of intangible assets	13,516	13,516	27,032	27,032
Loss from operations	(429,202)	(1,301,137)	(1,281,554)	(2,700,822)
Other income (expense), net:
Interest expense, net	(248,826)	(280,618)	(512,557)	(579,228)
Gain on insurance proceeds	—	—	—	218,902
Other, net	(5,116)	(12,364)	15,603	48,834
Other expense, net	(253,942)	(292,982)	(496,954)	(311,492)
Loss before income taxes	(683,144)	(1,594,119)	(1,778,508)	(3,012,314)
Income tax expense	14,778	7,227	26,845	14,306
Net loss	$(697,922)	$(1,601,346)	$(1,805,353)	$(3,026,620)
Net loss per share: Basic and diluted	$(0.09)	$(0.21)	$(0.23)	$(0.39)

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Six Months Ended April 30, 2025
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2024	8,220,344	$15,464,416	$5,377,500	$20,841,916
Share-based compensation, net	(21,767)	7,051	—	7,051
Net loss	—	—	(1,107,431)	(1,107,431)
Balances at January 31, 2025	8,198,577	$15,471,467	$4,270,069	$19,741,536

Share-based compensation, net	(6,560)	71,934	—	71,934
Net loss	—	—	(697,922)	(697,922)
Balances at April 30, 2025	8,192,017	$15,543,401	$3,572,147	$19,115,548

	Six Months Ended April 30, 2024
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2023	7,893,681	$15,134,133	$9,587,711	$24,721,844
Share-based compensation, net	(40,324)	51,490	—	51,490
Net loss	—	—	(1,425,274)	(1,425,274)
Balances at January 31, 2024	7,853,357	$15,185,623	$8,162,437	$23,348,060

Share-based compensation, net	(842)	91,641	—	91,641
Net loss	—	—	(1,601,346)	(1,601,346)
Balances at April 30, 2024	7,852,515	$15,277,264	$6,561,091	$21,838,355

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	April 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,805,353)	$(3,026,620)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	424,108	431,414
Bad debt recovery	(27,232)	(16,928)
Share-based compensation expense	186,298	250,792
Gain on insurance proceeds, net	—	(218,902)
Loss on disposal of property and equipment	6,292	796
(Increase) decrease in:
Trade accounts receivable	1,860,711	446,843
Other receivables	43,854	384,530
Income taxes refundable	5,000	—
Inventories	(332,403)	2,279,950
Prepaid expenses and other assets	107,440	111,560
Other assets	227,050	201,924
Increase (decrease) in:
Accounts payable and accrued expenses	2,062,856	(436,535)
Accrued compensation and payroll taxes	256,369	(202,007)
Income taxes payable	12,302	12,023
Other noncurrent liabilities	(211,229)	(106,235)
Net cash provided by operating activities	2,816,063	112,605
Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(139,845)	(235,823)
Insurance proceeds, net	—	218,902
Investment in intangible assets	(3,409)	—
Net cash used in investing activities	(143,254)	(16,921)
Cash flows from financing activities:
Payroll taxes withheld and remitted on share-based payments	(107,313)	(107,661)
Proceeds from note payable, revolver	33,768,809	31,812,257
Payments on note payable, revolver	(35,586,588)	(32,089,800)
Principal payments on long-term debt	(28,278)	(20,770)
Payments for financing costs	(50,000)	(50,000)
Principal payments on finance lease	(19,405)	(18,507)
Net cash used in financing activities	(2,022,775)	(474,481)
Net increase (decrease) in cash	650,034	(378,797)
Cash at beginning of period	244,247	1,468,709
Cash at end of period	$894,281	$1,089,912

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2025

(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10‑Q and Regulation S‑X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2025 are not necessarily indicative of the results for the fiscal year ending October 31, 2025 because the following items, among other things, may impact those results: changing macroeconomic conditions in various markets, supply chain and labor constraints impacting production volumes, any increased costs related to government and private industry mandates in the areas of the world in which we operate, changes in market conditions, seasonality, inflation and interest rates, changes in technology, competitive conditions, timing of certain projects and purchases by key customers, significant variations in sales resulting from high volatility and timing of large sales orders among a limited number of customers in certain markets, ability of management to execute its business plans, continued ability to maintain and/or secure future debt and/or equity financing to adequately finance ongoing operations; as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2024 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10‑Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2024.

(2)	Stock Incentive Plan and Other Share‑Based Compensation

On March 25, 2025, the Company’s shareholders approved the Second Amendment (the “Second Amendment”) to the Optical Cable Corporation 2017 Stock Incentive Plan, as previously amended (the “2017 Plan”) that was recommended for approval by the Company’s Board of Directors. The Second Amendment reserves an additional 350,000 common shares of the Company for issuance under the 2017 Plan. As a result, there were approximately 407,000 shares available for grant under the 2017 Plan, as amended by the Second Amendment (the “2017 Plan, as amended”), as of April 30, 2025 (including the 350,000 new shares added to the 2017 Plan).

Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations for the three months and six months ended April 30, 2025 was $71,934 and $186,298, respectively. Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations for the three months and six months ended April 30, 2024 was $91,641 and $250,792, respectively. Share-based compensation expense is entirely related to expense recognized in connection with the vesting of restricted stock awards or other stock awards.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2025

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

Restricted stock award activity during the six months ended April 30, 2025 consisted of restricted shares forfeited totaling 6,560 shares and restricted shares withheld for taxes in connection with the vesting of restricted shares totaling 21,767 shares. OCC restricted stock grants provide the participant with the option to surrender shares to pay for withholding tax obligations resulting from any vesting restricted shares, or to pay cash to the Company or taxing authorities in the amount of the withholding taxes owed on the value of any vesting restricted shares in order to avoid surrendering shares.

As of April 30, 2025, the estimated amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will recognize over a 4.4 year weighted-average period is approximately $853,000.

On May 2, 2025, subsequent to the Company’s fiscal quarter end, the Company granted restricted stock awards totaling 36,228 shares to non-employee Directors under the 2017 Plan. The shares are subject to a one-year vesting period and are part of the non-employee Directors’ annual compensation for service on the Board of Directors.

(3)	Allowance for Credit Losses for Trade Accounts Receivable

A summary of changes in the allowance for credit losses for trade accounts receivable for the six months ended April 30, 2025 and 2024 follows:

	Six Months Ended
	April 30,
	2025	2024
Balance at beginning of period	$92,125	$71,189
Bad debt recovery	(27,232)	(16,928)
Balance at end of period	$64,893	$54,261

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2025

(Unaudited)

(4)	Inventories

Inventories as of April 30, 2025 and October 31, 2024 consist of the following:

	April 30,	October 31,
	2025	2024
Finished goods	$5,440,280	$5,098,148
Work in process	4,717,308	3,724,999
Raw materials	8,569,770	9,562,563
Production supplies	330,362	339,607
Total	$19,057,720	$18,725,317

(5)	Product Warranties

As of April 30, 2025 and October 31, 2024, the Company’s accrual for estimated product warranty claims totaled $65,000 and is included in accounts payable and accrued expenses. Warranty claims expense for the three months and six months ended April 30, 2025 totaled $22,314 and $31,941, respectively. Warranty claims expense for the three months and six months ended April 30, 2024 totaled $39,078 and $51,842, respectively. Warranty claims expense includes certain costs to investigate claims and potential claims, and the costs to replace and/or repair product pursuant to claims, which can include claims not deemed valid by the Company.

The following table summarizes the changes in the Company’s accrual for product warranties during the six months ended April 30, 2025 and 2024:

	Six Months Ended
	April 30,
	2025	2024
Balance at beginning of period	$65,000	$80,000
Liabilities accrued for warranties issued during the period	64,498	73,342
Warranty claims and costs paid during the period	(31,941)	(56,842)
Changes in liability for pre-existing warranties during the period	(32,557)	(21,500)
Balance at end of period	$65,000	$75,000

(6)	Long-term Debt and Notes Payable

The Company has credit facilities consisting of a real estate term loan, as amended and restated (the “Virginia Real Estate Loan”), and a Revolving Credit Master Promissory Note and related Loan and Security Agreement (collectively, the “Revolver”).

The Virginia Real Estate Loan is with Northeast Bank and is payable in monthly installments of principal and interest. Principal is calculated using the unpaid balance of the loan and a two hundred forty (240) month amortization schedule. Interest is computed on the aggregate principal balance outstanding at a rate equal to the Prime Rate, adjusted monthly on the fifth day of each calendar month in accordance with changes to the Prime Rate, provided, however, that the interest rate is never less than 8.5% per annum on the basis of a 360-day year times the actual number of days elapsed. The Prime Rate was 7.5% per annum at April 30, 2025 and 8.0% at October 31, 2024. The maturity date of the Virginia Real Estate Loan is May 5, 2026. The Company intends to refinance the obligation prior to maturity.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2025

(Unaudited)

The Loan is secured by a first lien deed of trust on the land and buildings at the Company’s headquarters and manufacturing facilities located in Roanoke, Virginia.

The Company had an outstanding balance on its Virginia Real Estate Loan of $2.6 million as of April 30, 2025 and October 31, 2024.

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

The maximum aggregate principal amount subject to the Revolver is $18,000,000. Interest accrues on the daily balance at the per annum rate of 1.5% above the Prime Rate in effect from time to time, but not less than 4.75% (the “Applicable Rate”). As a result, the Revolver accrued interest at a 9.0% rate at April 30, 2025 and 9.5% at October 31, 2024. In the event of a default, interest may become 6.0% above the Applicable Rate. The loan may be extended subject to the agreement of SLR.

The Company’s Revolver requires a lockbox arrangement, which provides for all cash receipts to be swept daily to reduce the balance outstanding. This arrangement, combined with the existence of a “subjective acceleration clause” (as defined by U.S. generally accepted accounting principles) in the Revolver, requires the balance on the Revolver to be classified as a current liability. The “subjective acceleration clause” allows SLR to declare an event of default if there is a material adverse change in the Company’s business or financial condition. Upon the occurrence of an event of default, SLR may, among other things, declare all obligations payable in full. Management believes that no such material adverse change has occurred. In addition, at April 30, 2025 and through the date of this report, SLR has not informed the Company that any such event of default has occurred.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2025

(Unaudited)

As of April 30, 2025, the Company had $6.5 million of outstanding borrowings on its Revolver and $2.6 million in available credit. As of October 31, 2024, the Company had $8.3 million of outstanding borrowings on its Revolver and $3.2 million in available credit.

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

Operating lease right-of-use assets of $1,903,095 and $1,872,206 were included in other assets at April 30, 2025 and October 31, 2024, respectively. Operating lease liabilities of $429,255 and $1,528,598 were included in accounts payable and accrued expenses, and other noncurrent liabilities, respectively, at April 30, 2025. Operating lease liabilities of $376,965 and $1,525,423 were included in accounts payable and accrued expenses, and other noncurrent liabilities, respectively, at October 31, 2024. Operating lease expense recognized during the three months and six months ended April 30, 2025 totaled $154,266 and $309,659, respectively. Operating lease expense recognized during the three months and six months ended April 30, 2024 totaled $109,144 and $218,288, respectively.

The weighted average remaining lease term was 52.3 months and the weighted average discount rate was 9.4% as of April 30, 2025.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2025

(Unaudited)

For the three months ended April 30, 2025 and 2024, cash paid for operating lease liabilities totaled $147,622 and $111,770, respectively. For the three months ended April 30, 2025 and 2024, there were no right-of-use assets obtained in exchange for new operating lease liabilities.

Finance lease right-of-use assets of $97,096 and $111,844 were included in other assets at April 30, 2025 and October 31, 2024, respectively. Finance lease liabilities of $40,219 and $33,827 were included in accounts payable and accrued expenses, and other noncurrent liabilities, respectively, at April 30, 2025. Finance lease liabilities of $39,277 and $54,174 were included in accounts payable and accrued expenses, and other noncurrent liabilities, respectively, at October 31, 2024. Interest expense related to the finance lease totaled $956 and $2,028, respectively, for the three months and six months ended April 30, 2025. Interest expense related to the finance lease totaled $1,409 and $2,927, respectively, for the three months and six months ended April 30, 2024. For the three months ended April 30, 2025 and 2024, amortization expense related to the finance lease totaled $7,374. For the six months ended April 30, 2025 and 2024, amortization expense related to the finance lease totaled $14,748.

The remaining lease term for the finance lease is 16 months and the discount rate is 4.75% as of April 30, 2025.

For the three months ended April 30, 2025, cash paid for the finance lease liability totaled $956 for interest and $9,761 for principal. For the six months ended April 30, 2025, cash paid for the finance lease liability totaled $2,028 for interest and $19,405 for principal. For the three months ended April 30, 2024, cash paid for the finance lease liability totaled $1,409 for interest and $9,309 for principal. For the six months ended April 30, 2024, cash paid for the finance lease liability totaled $2,927 for interest and $18,507 for principal.

The Company’s future payments due under leases reconciled to the lease liabilities are as follows:

Fiscal Year	Operating leases	Finance lease
2025 (1)	$294,780	$21,435
2026	540,420	55,714
2027	493,180	—
2028	510,241	—
2029	527,981	—
Thereafter	44,122	—
Total undiscounted lease payments	2,410,724	77,149
Present value discount	(452,871)	(3,103)
Total lease liability	$1,957,853	$74,046

(1) Remaining six months of fiscal year 2025.

(8)	Fair Value Measurements

The carrying amounts reported in the condensed consolidated balance sheets as of April 30, 2025 and October 31, 2024 for cash, trade accounts receivable, income taxes refundable – current, other receivables, current installments of long-term debt, accounts payable and accrued expenses, accrued compensation and payroll taxes, and income taxes payable approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s note payable, revolver – current, and long-term debt, excluding current installments, approximates fair value because the interest rates vary with the market. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2025

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

The following is a reconciliation of the numerators and denominators of the net loss per share computations for the periods presented:

	Three months ended		Six months ended
	April 30,		April 30,
	2025	2024	2025	2024
Net loss (numerator)	$(697,922)	$(1,601,346)	$(1,805,353)	$(3,026,620)
Shares (denominator)	7,798,366	7,710,801	7,810,179	7,731,605
Basic and diluted net loss per share	$(0.09)	$(0.21)	$(0.23)	$(0.39)

Nonvested shares which have been issued and were outstanding as of April 30, 2025 totaling 398,737 were not included in the computation of basic and diluted net loss per share for the three months and six months ended April 30, 2025 (because to include such shares would have been antidilutive, or in other words, to do so would have reduced the net loss per share for those periods).

Nonvested shares which have been issued and were outstanding as of April 30, 2024 totaling 141,723 were not included in the computation of basic and diluted net loss per share for the three months and six months ended April 30, 2024 (because to include such shares would have been antidilutive, or in other words, to do so would have reduced the net loss per share for those periods).

(10)	Segment Information and Business and Credit Concentrations

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not‑for‑profit organizations. Concentration of credit risk with respect to trade receivables is normally limited due to the Company’s large number of customers.  The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of April 30, 2025 have been adequately provided for in the condensed consolidated financial statements.  The Company includes all entities under common ownership for the purpose of calculating business concentrations.

For the three months and six months ended April 30, 2025, 22.5% and 18.7%, respectively, of consolidated net sales were attributable to one distributor customer. For the three months and six months ended April 30, 2024, 16.3% and 15.9%, respectively, of consolidated net sales were attributable to one distributor customer.

The Company has a single reportable segment for purposes of segment reporting.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2025

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

The Company recognizes revenue at the point in time when products are shipped or delivered from its manufacturing facility to its customer, in accordance with the agreed-upon shipping terms.  Since the Company typically invoices the customer at the same time that performance obligations are satisfied, no contract assets are recognized. The Company’s contract liability represents advance consideration received from customers prior to transfer of the product.  This liability was $320,017 as of April 30, 2025, and $70,263 as of October 31, 2024.

Sales to certain customers are made pursuant to agreements that provide price adjustments and limited return rights with respect to the Company’s products.  The Company maintains a reserve for estimated future price adjustment claims, rebates and returns as a refund liability, and the Company excludes such amounts from net sales. The Company’s refund liability was $241,596 as of April 30, 2025 and $232,692 as of October 31, 2024.

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

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2025

(Unaudited)

Disaggregation of Revenue

The following table presents net sales attributable to the United States and all other countries in total for the three months and six months ended April 30, 2025 and 2024:

	Three months ended		Six months ended
	April 30,		April 30,
	2025	2024	2025	2024
United States	$13,625,767	$13,024,311	$25,870,014	$24,993,866
Outside the United States	3,923,981	3,087,787	7,422,351	5,972,997
Total net sales	$17,549,748	$16,112,098	$33,292,365	$30,966,863

(12)	Contingencies

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

The OCC team strives to provide top-tier communication solutions that are well suited for the specific needs and application requirements of our customers and the end-users of our systems—leveraging our technical expertise and broad fiber optic and copper data communication product offerings.

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

Summary of Company Performance for Second Quarter of Fiscal Year 2025

●

Consolidated net sales for the second quarter of fiscal year 2025 increased 8.9% to $17.5 million, compared to $16.1 million for the same period last year. Net sales for the second quarter of fiscal year 2025 increased 11.5% compared to $15.7 million for the first quarter of fiscal year 2025.

●

Gross profit increased 32.1%, or $1.3 million, to $5.3 million in the second quarter of fiscal year 2025, compared to $4.0 million for the second quarter of fiscal year 2024, and increased 15.3% when compared to $4.6 million for the first quarter of fiscal year 2025.

●

Gross profit margin (gross profit as a percentage of net sales) increased to 30.4% during the second quarter of fiscal year 2025, compared to 25.1% for the second quarter of fiscal year 2024, and compared to 29.4% for the first quarter of fiscal year 2025.

●

SG&A expenses were $5.7 million during the second quarter of fiscal year 2025, compared to $5.3 million for the same period last year. SG&A expenses as a percentage of net sales were 32.7% during the second quarter of fiscal year 2025, compared to 33.0% during the same period in fiscal year 2024, and compared to 34.7% during the first quarter of fiscal year 2025.

●	Net loss was $698,000, or $0.09 per share, during the second quarter of fiscal year 2025, compared to $1.6 million, or $0.21 per share, for the comparable period last year.

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

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended			Six Months Ended
	April 30,		Percent	April 30,		Percent
	2025	2024	Change	2025	2024	Change
Net sales	$17,550,000	$16,112,000	8.9%	$33,292,000	$30,967,000	7.5%
Gross profit	5,334,000	4,039,000	32.1	9,961,000	7,752,000	28.5
SG&A expenses	5,743,000	5,320,000	8.0	11,203,000	10,413,000	7.6
Loss from operations	(429,000)	(1,301,000)	(67.0)	(1,282,000)	(2,701,000)	(52.5)
Net loss	(698,000)	(1,601,000)	(56.4)	(1,805,000)	(3,027,000)	(40.4)

Three Months Ended April 30, 2025 and 2024

Net Sales

Consolidated net sales for the second quarter of fiscal year 2025 increased 8.9% to $17.5 million, compared to net sales of $16.1 million for the same period last year, and increased 11.5% compared to net sales of $15.7 million during the first quarter of fiscal year 2025. We experienced an increase in net sales in our specialty markets during the second quarter of fiscal year 2025, compared to the same period last year, while our enterprise markets were relatively stable. We continue to see general market improvements in our industry and strength in our military markets.

Net sales to customers outside of the United States increased 27.1% and net sales to customers in the United States increased 4.6% in the second quarter of fiscal year 2025, compared to the same period last year. We can experience fluctuations in sales from quarter to quarter in the various markets (both industries and geographies) in which we operate for various reasons.

At the end of the second quarter of fiscal year 2025, our sales order backlog/forward load increased to $7.2 million when compared to $6.6 million as of January 31, 2025, and $5.7 million as of October 31, 2024.

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

Gross Profit

Our gross profit increased 32.1%, or $1.3 million, to $5.3 million in the second quarter of fiscal year 2025, compared to gross profit of $4.0 million in the second quarter of fiscal year 2024, and increased 15.3% compared to $4.6 million for the first quarter of fiscal year 2025.

Gross profit margin, or gross profit as a percentage of net sales, increased to 30.4% in the second quarter of fiscal year 2025, compared to 25.1% in the second quarter of fiscal year 2024, and compared to 29.4% for the first quarter of fiscal year 2025, as we benefited from our operating leverage.

Gross profit margin for the second quarter of fiscal 2025, when compared to the same period last year, was positively impacted by higher volumes, as fixed charges were spread over higher sales—the impact of operating leverage. Additionally, our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may vary based on changes in product mix.

Selling, General, and Administrative Expenses

SG&A expenses increased to $5.7 million, or 8.0%, during the second quarter of fiscal year 2025, when compared to $5.3 million during the second quarter of fiscal year 2024. SG&A expenses as a percentage of net sales were 32.7% in the second quarter of fiscal year 2025, compared to 33.0% in the second quarter of fiscal year 2024. By comparison, SG&A expenses as a percentage of net sales were 34.7% during the first quarter of fiscal year 2025.

The increase in SG&A expenses during the second quarter of fiscal year 2025, compared to the same period last year, was primarily the result of increases in employee and contracted sales personnel-related costs totaling $162,000 and shipping costs totaling $151,000. Included in employee and contracted sales personnel-related costs are compensation costs and sales incentives. Compensation costs increased due to new hires, net of terminations. Sales incentives and shipping costs increased primarily due to increases in net sales.

Royalty Income (Expense), Net

We recognized royalty expense, net of royalty income, totaling $7,000 during the second quarter of fiscal years 2025 and 2024. Royalty expense and/or income may fluctuate based on sales of related licensed products and estimates of amounts for non-licensed product sales, if any.

Amortization of Intangible Assets

We recognized $14,000 of amortization expense, associated with intangible assets, during the second quarter of fiscal years 2025 and 2024.

Loss from operations

We reported a loss from operations of $429,000 for the second quarter of fiscal year 2025, compared to $1.3 million for the second quarter of fiscal year 2024. The improvement was primarily due to the increase in gross profit of $1.3 million, partially offset by the increase in SG&A expenses of $424,000.

Other Expense, Net

We recognized other expense, net in the second quarter of fiscal year 2025 of $254,000, compared to $293,000 in the second quarter of fiscal year 2024. Other expense, net is comprised primarily of interest expense and other miscellaneous items.

Loss Before Income Taxes

We reported a loss before income taxes of $683,000 for the second quarter of fiscal year 2025, compared to $1.6 million for the second quarter of fiscal year 2024. The improvement was primarily a result of the decrease in loss from operations of $872,000.

Income Tax Expense

Income tax expense totaled $15,000 in the second quarter of fiscal year 2025, compared to $7,000 in the second quarter of fiscal year 2024. Our effective tax rate was negative 2.2% for the second quarter of fiscal year 2025 and less than negative one percent for the second quarter of fiscal year 2024.

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

Net Loss

Net loss for the second quarter of fiscal year 2025 was $698,000, or $0.09 per share, compared to $1.6 million, or $0.21 per share, for the second quarter of fiscal year 2024. This improvement was primarily due to the decrease in loss before income taxes of $911,000.

Six Months Ended April 30, 2025 and 2024

Net Sales

Consolidated net sales for the first half of fiscal year 2025 were $33.3 million, an increase of 7.5% compared to net sales of $31.0 million for the same period last year. We experienced an increase in net sales in both our enterprise and specialty markets in the first half of fiscal year 2025, compared to the same period last year.

Net sales to customers outside of the United States increased 24.3% and net sales to customers in the United States increased 3.5% in the first half of fiscal year 2025, compared to the same period last year. We can experience fluctuations in sales from quarter to quarter in the various markets (both industries and geographies) in which we operate for various reasons.

At the end of the first half of fiscal year 2025, our sales order backlog/forward load increased to $7.2 million when compared to $6.6 million as of January 31, 2025, and $5.7 million as of October 31, 2024.

Net sales for the first half of fiscal year 2025 were positively impacted by general market improvements in our industry overall, as well as in our military markets specifically.

Gross Profit

Our gross profit was $10.0 million in the first half of fiscal year 2025, an increase of 28.5% compared to gross profit of $7.8 million in the first half of fiscal year 2024. Gross profit margin was 29.9% in the first half of fiscal year 2025 compared to 25.0% in the first half of fiscal year 2024.

Gross profit margin for the first half of fiscal 2025, when compared to the same period last year, was positively impacted by higher volumes, as fixed charges were spread over higher sales—the impact of operating leverage. Additionally, our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may vary based on changes in product mix.

Selling, General, and Administrative Expenses

SG&A expenses increased 7.6% to $11.2 million during the first half of fiscal year 2025, compared to $10.4 million for the same period last year. SG&A expenses as a percentage of net sales were 33.6% in the first half of fiscal years 2025 and 2024.

The increase in SG&A expenses during the first half of fiscal year 2025 compared to the same period last year was primarily the result of increases in employee and contracted sales personnel-related costs totaling $339,000 and shipping costs totaling $168,000. Included in employee and contracted sales personnel-related costs are compensation costs and sales incentives. Compensation costs increased due to new hires, net of terminations, and certain rate increases. Sales incentives and shipping costs increased primarily due to increases in net sales.

Royalty Income (Expense), Net

We recognized royalty expense, net of royalty income, totaling $13,000 during the first half of fiscal years 2025 and 2024. Royalty income and/or expense may fluctuate based on sales of related licensed products and estimates of amounts for non-licensed product sales, if any.

Amortization of Intangible Assets

We recognized $27,000 of amortization expense, associated with intangible assets, during the first half of fiscal years 2025 and 2024.

Loss from operations

We reported a loss from operations of $1.3 million for the first half of fiscal year 2025, compared to $2.7 million for the first half of fiscal year 2024. The improvement was primarily due to the increase in gross profit of $2.2 million, partially offset by the increase in SG&A expenses of $790,000.

Other Expense, Net

We recognized other expense, net in the first half of fiscal year 2025 of $497,000, compared to $311,000 in the first half of fiscal year 2024. Other expense, net for the first half of fiscal year 2025 is comprised of interest expense and other miscellaneous items. Other expense, net for the first half of fiscal year 2024 is comprised of interest expense and other miscellaneous items, partially offset by gain on insurance proceeds totaling $219,000.

Loss Before Income Taxes

We reported a loss before income taxes of $1.8 million for the first half of fiscal year 2025, compared to $3.0 million for the first half of fiscal year 2024.  The improvement was primarily a result of the decrease in loss from operations of $1.4 million, partially offset by the decrease in gain on insurance proceeds, net of $219,000.

Income Tax Expense

Income tax expense totaled $27,000 in the first half of fiscal year 2025, compared to $14,000 in the first half of fiscal year 2024. Our effective tax rate was negative 1.5% for the first half of fiscal year 2025 and less than negative one percent for the first half of fiscal year 2024.

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

Net Income (Loss)

Net loss for the first half of fiscal year 2025 was $1.8 million, or $0.23 per share, compared to $3.0 million, or $0.39 per share, for the first half of fiscal year 2024. This improvement was primarily due to the decrease in loss before income taxes of $1.2 million.

Financial Condition

Total assets decreased $1.3 million, or 3.2%, to $39.1 million at April 30, 2025, from $40.4 million at October 31, 2024. This decrease was primarily due to a $1.8 million decrease in trade accounts receivable, net, largely the result of the decrease in net sales in the second quarter of fiscal year 2025 when compared to the fourth quarter of fiscal year 2024.

Total liabilities increased $442,000, or 2.3%, to $20.0 million at April 30, 2025, from $19.5 million at October 31, 2024. The increase in total liabilities was primarily due to increases in accounts payable and accrued expenses totaling $2.1 million, resulting from the timing of certain vendor payments, partially offset by a decrease in note payable, revolver - current totaling $1.8 million, resulting from net repayments on our Revolver.

Total shareholders’ equity at April 30, 2025 decreased $1.7 million in the first half of fiscal year 2025 resulting primarily from a net loss of $1.8 million, partially offset by share-based compensation, net of $79,000.

Liquidity and Capital Resources

Our primary capital needs have been to fund working capital requirements through our Revolver. Our primary source of capital for this purpose has been existing cash, cash provided by operations, and borrowings under our Revolver (see “Credit Facilities” below).

Our cash totaled $894,000 as of April 30, 2025, an increase of $650,000 compared to $244,000 as of October 31, 2024. The increase in cash for the six months ended April 30, 2025 primarily resulted from net cash provided by operating activities of $2.8 million, partially offset by net cash used in financing activities of $2.0 million, resulting primarily from net repayments on our Revolver, and capital expenditures of $140,000.

On April 30, 2025, we had working capital of $13.9 million compared to $15.5 million on October 31, 2024. The ratio of current assets to current liabilities as of April 30, 2025 was 1.9 to 1.0, compared to 2.0 to 1.0 as of October 31, 2024. The decrease in working capital and in the current ratio was primarily due to the decrease in trade accounts receivable, net of $1.8 million and the increase in accounts payable and accrued expenses totaling $2.1 million, partially offset by the decrease in note payable, revolver – current totaling $1.8 million.

As of April 30, 2025 and October 31, 2024, we had outstanding loan balances under our Revolver totaling $6.5 million and $8.3 million, respectively. As of April 30, 2025 and October 31, 2024, we had other outstanding bank loan balances, excluding our Revolver, totaling $2.6 million.

Net Cash

Net cash provided by operating activities was $2.8 million in the first half of fiscal year 2025, compared to $113,000 for the first half of fiscal year 2024. Net cash provided by operating activities during the first half of fiscal year 2025 primarily resulted from certain adjustments to reconcile a net loss of $1.8 million to net cash provided by operating activities including depreciation and amortization of $424,000 and share-based compensation expense of $186,000. Additionally, the cash flow impact of decreases in trade accounts receivable, net of $1.9 million and the cash flow impact of increases in accounts payable and accrued expenses of $2.1 million further contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by increases in inventories totaling $332,000.

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

Net cash used in investing activities totaled $143,000 in the first half of fiscal year 2025, compared to $17,000 in the first half of fiscal year 2024. Net cash used in investing activities during the first half of fiscal years 2025 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment. Net cash used in investing activities during the first half of fiscal year 2024 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment totaling $236,000, partially offset by net insurance proceeds of $219,000.

Net cash used in financing activities totaled $2.0 million for the first half of fiscal year 2025, compared to $474,000 in the first half of fiscal year 2024. Net cash used in financing activities in the first half of fiscal years 2025 and 2024 resulted primarily from net repayments on our revolving line of credit totaling $1.8 million and $278,000, respectively.

Credit Facilities

We have credit facilities consisting of a real estate term loan, as amended and restated (the “Virginia Real Estate Loan”) and a Revolving Credit Master Promissory Note and related Loan and Security Agreement (collectively, the “Revolver”).

The Virginia Real Estate Loan is with Northeast Bank and is payable in monthly installments of principal and interest. Principal is calculated using the unpaid balance of the loan and a two hundred forty (240) month amortization schedule.  Interest is computed on the aggregate principal balance outstanding at a rate equal to the Prime Rate, adjusted monthly on the fifth day of each calendar month in accordance with changes to the Prime Rate, provided, however, that the interest rate is never less than 8.5% per annum on the basis of a 360-day year times the actual number of days elapsed. The Prime Rate was 7.5% per annum at April 30, 2025 and 8.0% at October 31, 2024.  The maturity date of the Virginia Real Estate Loan is May 5, 2026. We intend to refinance the obligation prior to maturity.

The Loan is secured by a first lien deed of trust on the land and buildings at our headquarters and manufacturing facilities located in Roanoke, Virginia.

As of April 30, 2025 and October 31, 2024, the Company had an outstanding balance on its Virginia Real Estate Loan of $2.6 million.

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

The maximum aggregate principal amount subject to the Revolver is $18.0 million. Interest accrues on the daily balance at the per annum rate of 1.5% above the Prime Rate in effect from time to time, but not less than 4.75% (the “Applicable Rate”). As a result, the Revolver accrued interest at a 9.0% rate at April 30, 2025 and 9.5% at October 31, 2024. In the event of a default, interest may become 6.0% above the Applicable Rate. The loan may be extended subject to the agreement of SLR.

The Revolver requires a lockbox arrangement, which provides for all cash receipts to be swept daily to reduce the balance outstanding. This arrangement, combined with the existence of a “subjective acceleration clause” (as defined by U.S. generally accepted accounting principles) in the Revolver, requires the balance on the Revolver to be classified as a current liability. The “subjective acceleration clause” allows SLR to declare an event of default if there is a material adverse change in our business or financial condition. Upon the occurrence of an event of default, SLR may, among other things, declare all obligations payable in full. We believe that no such material adverse change has occurred. In addition, at April 30, 2025 and through the date of this report, SLR has not informed us that any such event of default has occurred.

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

As of April 30, 2025, we had $6.5 million of outstanding borrowings on our Revolver and $2.6 million in available credit.

Capital Expenditures

We did not have any material commitments for capital expenditures as of April 30, 2025. During our 2025 fiscal year budgeting process, we included an estimate for capital expenditures of $1.0 million for the fiscal year. We anticipate these expenditures, to the extent made, will be funded out of our working capital, cash provided by operations or borrowings under our Revolver, as appropriate. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Additionally, total capital expenditures exceeding $1.0 million per fiscal year would require approval from our lender.

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

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2024 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2024 Form 10-K did not change during the period from November 1, 2024 through April 30, 2025.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2025. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2025, and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation of Previously Reported Material Weakness

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

Subsequent to the identification of this material weakness, we implemented a remediation plan in which significant effort and resources have been devoted to the improvement of internal control over financial reporting as it relates to the classification of assets and liabilities as either long-term or current. While the Company has processes to identify and appropriately apply applicable accounting requirements, we have improved these processes with respect to balance sheet classification issues. We have developed a checklist to document our review of asset and liability classification as either long-term or current as of the end of each reporting period, with additional focus on the review and interpretation of relevant literature for any significant new agreements or transactions that may impact such classifications during a reporting period, and documenting the performance of both internal and external consultations, if any, related to such matters. We have evaluated these additional controls and believe that they are operating effectively. As a result, we have determined that the Company has remediated this material weakness as of April 30, 2025.

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

10.3*

Second Amendment to the Optical Cable Corporation 2017 Stock Incentive Plan effective March 25, 2025 (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed February 28, 2025).

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 30, 2025 and October 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three months and six months ended April 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Shareholders’ Equity for the three months and six months ended April 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2025 and 2024, and (v) Condensed Notes to Condensed Consolidated Financial Statements. FILED HEREWITH.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: June 5, 2025	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: June 5, 2025	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial Officer