Form 10-Q
period 2025-07-31
OPTICAL CABLE CORP
filed 2025-09-11
CIK 1000230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM

10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

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

As of September 3, 2025, 8,870,444 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Nine Months Ended July 31, 2025

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

OPTICAL CABLE CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	July 31,	October 31,
	2025	2024
Assets
Current assets:
Cash	$421,414	$244,247
Trade accounts receivable, net of allowance for credit lossesof $92,621 at July 31, 2025 and $92,125 at October 31, 2024	11,077,569	10,946,215
Income taxes refundable - current	3,375	5,000
Other receivables	13,562	60,521
Inventories	18,697,434	18,725,317
Prepaid expenses and other assets	474,750	618,940
Total current assets	30,688,104	30,600,240
Property and equipment, net	6,635,636	6,881,357
Intangible assets, net	489,863	513,956
Other assets, net	2,354,355	2,362,458
Total assets	$40,167,958	$40,358,011

Liabilities, Redeemable Common Stock and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$2,585,094	$57,184
Note payable, revolver - current	6,465,321	8,321,782
Accounts payable and accrued expenses	6,093,819	5,178,792
Accrued compensation and payroll taxes	1,803,596	1,567,232
Income taxes payable	10,792	18,522
Total current liabilities	16,958,622	15,143,512
Long-term debt, excluding current installments	—	2,570,791
Other noncurrent liabilities	1,777,284	1,801,792
Total liabilities	18,735,906	19,516,095
Redeemable common stock, no par value, 642,199 shares issued and outstanding as of July 31, 2025 and no shares issued and outstanding as of October 31, 2024	3,202,325	—

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 8,228,245 shares at July 31, 2025 and 8,220,344 shares at October 31, 2024	15,650,502	15,464,416
Retained earnings	2,579,225	5,377,500
Total shareholders’ equity	18,229,727	20,841,916
Commitments and contingencies
Total liabilities, redeemable common stock and shareholders' equity	$40,167,958	$40,358,011

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
Net sales	$19,916,919	$16,221,671	$53,209,284	$47,188,534
Cost of goods sold	13,597,608	12,301,447	36,928,838	35,516,152
Gross profit	6,319,311	3,920,224	16,280,446	11,672,382
Selling, general and administrative expenses	5,736,667	5,237,646	16,939,181	15,650,331
Royalty expense, net	6,571	6,616	19,714	19,879
Amortization of intangible assets	13,599	13,515	40,631	40,547
Income (loss) from operations	562,474	(1,337,553)	(719,080)	(4,038,375)
Other income (expense), net:
Interest expense, net	(260,002)	(301,483)	(772,559)	(880,711)
Gain on insurance proceeds	—	90,310	—	309,212
Other, net	3,882	(1,644)	19,485	47,190
Other expense, net	(256,120)	(212,817)	(753,074)	(524,309)
Income (loss) before income taxes	306,354	(1,550,370)	(1,472,154)	(4,562,684)
Income tax expense	4,468	6,683	31,313	20,989
Net income (loss)	$301,886	$(1,557,053)	$(1,503,467)	$(4,583,673)
Net income (loss) per share: Basic and diluted	$0.04	$(0.20)	$(0.19)	$(0.59)

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Nine Months Ended July 31, 2025
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2024	8,220,344	$15,464,416	$5,377,500	$20,841,916
Share-based compensation, net	(21,767)	7,051	—	7,051
Net loss	—	—	(1,107,431)	(1,107,431)
Balances at January 31, 2025	8,198,577	$15,471,467	$4,270,069	$19,741,536

Share-based compensation, net	(6,560)	71,934	—	71,934
Net loss	—	—	(697,922)	(697,922)
Balances at April 30, 2025	8,192,017	$15,543,401	$3,572,147	$19,115,548

Share-based compensation, net	36,228	107,101	—	107,101
Issuance costs of redeemable common stock	—	—	(92,483)	(92,483)
Increase to aggregate redemption value of redeemable common stock	—	—	(1,202,325)	(1,202,325)
Net income	—	—	301,886	301,886
Balances at July 31, 2025	8,228,245	$15,650,502	$2,579,225	$18,229,727

	Nine Months Ended July 31, 2024
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2023	7,893,681	$15,134,133	$9,587,711	$24,721,844
Share-based compensation, net	(40,324)	51,490	—	51,490
Net loss	—	—	(1,425,274)	(1,425,274)
Balances at January 31, 2024	7,853,357	$15,185,623	$8,162,437	$23,348,060

Share-based compensation, net	(842)	91,641	—	91,641
Net loss	—	—	(1,601,346)	(1,601,346)
Balances at April 30, 2024	7,852,515	$15,277,264	$6,561,091	$21,838,355

Share-based compensation, net	37,979	72,789	—	72,789
Net loss	—	—	(1,557,053)	(1,557,053)
Balances at July 31, 2024	7,890,494	$15,350,053	$5,004,038	$20,354,091

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	July 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,503,467)	$(4,583,673)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	608,001	644,376
Bad debt expense (recovery)	496	(447)
Share-based compensation expense	293,399	328,871
Gain on insurance proceeds, net	—	(309,212)
Loss on disposal of property and equipment	6,292	796
(Increase) decrease in:
Trade accounts receivable	(131,850)	139,392
Other receivables	46,959	395,147
Income taxes refundable	1,625	1,047
Inventories	27,883	4,507,018
Prepaid expenses and other assets	144,190	171,230
Other assets	340,825	305,360
Increase (decrease) in:
Accounts payable and accrued expenses	848,216	(508,683)
Accrued compensation and payroll taxes	236,364	(281,488)
Income taxes payable	(7,730)	(9,805)
Other noncurrent liabilities	(294,458)	(134,883)
Net cash provided by operating activities	616,745	665,046
Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(217,048)	(313,072)
Insurance proceeds, net	—	271,242
Investment in intangible assets	(16,538)	(1,397)
Net cash used in investing activities	(233,586)	(43,227)
Cash flows from financing activities:
Payroll taxes withheld and remitted on share-based payments	(107,313)	(112,951)
Proceeds from note payable, revolver	53,653,397	46,960,657
Payments on note payable, revolver	(55,509,858)	(48,004,381)
Principal payments on long-term debt	(42,881)	(34,191)
Payments for financing costs	(75,000)	(75,000)
Issuance of redeemable common stock, net of issuance costs	1,907,517	—
Principal payments on finance leases	(31,854)	(27,927)
Net cash used in financing activities	(205,992)	(1,293,793)
Net increase (decrease) in cash	177,167	(671,974)
Cash at beginning of period	244,247	1,468,709
Cash at end of period	$421,414	$796,735

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Nine Months Ended July 31, 2025
(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10‑Q and Regulation S‑X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2025 are not necessarily indicative of the results for the fiscal year ending October 31, 2025 because the following items, among other things, may impact those results: changing macroeconomic conditions in various markets, supply chain and labor constraints impacting production volumes, any increased costs related to government and private industry mandates in the areas of the world in which we operate, changes in market conditions, seasonality, inflation and interest rates, changes in technology, competitive conditions, timing of certain projects and purchases by key customers, significant variations in sales resulting from high volatility and timing of large sales orders among a limited number of customers in certain markets, ability of management to execute its business plans, continued ability to maintain and/or secure future debt and/or equity financing to adequately finance ongoing operations; as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2024 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10‑Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2024.

(2)	Stock Incentive Plan and Other Share‑Based Compensation

As of July 31, 2025, there were approximately 371,000 remaining shares available for grant under the Optical Cable Corporation Stock Incentive Plan, as amended (“2017 Plan”).

Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations for the three months and nine months ended July 31, 2025 was $107,101 and $293,399, respectively. Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations for the three months and nine months ended July 31, 2024 was $78,079 and $328,871, respectively. Share-based compensation expense is entirely related to expense recognized in connection with the vesting of restricted stock awards or other stock awards.

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

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Nine Months Ended July 31, 2025
(Unaudited)

During the three months ended July 31, 2025, OCC granted restricted stock awards totaling 36,228 shares to non-employee Directors under the 2017 Plan. The shares are subject to a one-year vesting period and are part of the non-employee Directors’ annual compensation for service on the Board of Directors.

Restricted stock award activity during the nine months ended July 31, 2025 consisted of stock grants totaling 36,228 shares, restricted shares forfeited totaling 6,560 shares and restricted shares withheld for taxes in connection with the vesting of restricted shares totaling 21,767 shares. OCC restricted stock grants provide the participant with the option to surrender shares to pay for withholding tax obligations resulting from any vesting restricted shares, or to pay cash to the Company or taxing authorities in the amount of the withholding taxes owed on the value of any vesting restricted shares in order to avoid surrendering shares.

As of July 31, 2025, the estimated amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will recognize over a 3.7 year weighted-average period is approximately $857,000.

(3)	Allowance for Credit Losses for Trade Accounts Receivable

A summary of changes in the allowance for credit losses for trade accounts receivable for the nine months ended July 31, 2025 and 2024 follows:

	Nine Months Ended
	July 31,
	2025	2024
Balance at beginning of period	$92,125	$71,189
Bad debt expense (recovery)	496	(447)
Balance at end of period	$92,621	$70,742

(4)	Inventories

Inventories as of July 31, 2025 and October 31, 2024 consist of the following:

	July 31,	October 31,
	2025	2024
Finished goods	$5,488,480	$5,098,148
Work in process	4,449,031	3,724,999
Raw materials	8,455,917	9,562,563
Production supplies	304,006	339,607
Total	$18,697,434	$18,725,317

(5)	Product Warranties

As of July 31, 2025 and October 31, 2024, the Company’s accrual for estimated product warranty claims totaled $105,000 and $65,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense for the three months and nine months ended July 31, 2025 totaled $53,088 and $85,029, respectively. Warranty claims expense for the three months and nine months ended July 31, 2024 totaled $9,153 and $60,994, respectively. Warranty claims expense includes certain costs to investigate claims and potential claims, and the costs to replace and/or repair product pursuant to claims, which can include claims not deemed valid by the Company.

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Nine Months Ended July 31, 2025
(Unaudited)

The following table summarizes the changes in the Company’s accrual for product warranties during the nine months ended July 31, 2025 and 2024:

	Nine Months Ended
	July 31,
	2025	2024
Balance at beginning of period	$65,000	$80,000
Liabilities accrued for warranties issued during the period	109,520	84,792
Warranty claims and costs paid during the period	(45,029)	(65,994)
Changes in liability for pre-existing warranties during the period	(24,491)	(23,798)
Balance at end of period	$105,000	$75,000

(6)	Long-term Debt and Notes Payable

The Company has credit facilities consisting of a real estate term loan, as amended and restated (the “Virginia Real Estate Loan”), and a Revolving Credit Master Promissory Note and related Loan and Security Agreement (collectively, the “Revolver”).

The Virginia Real Estate Loan is with Northeast Bank and is payable in monthly installments of principal and interest. Principal is calculated using the unpaid balance of the loan and a two hundred forty (240) month amortization schedule. Interest is computed on the aggregate principal balance outstanding at a rate equal to the Prime Rate, adjusted monthly on the fifth day of each calendar month in accordance with changes to the Prime Rate, provided, however, that the interest rate is never less than 8.5% per annum on the basis of a 360-day year times the actual number of days elapsed. The Prime Rate was 7.5% per annum at July 31, 2025 and 8.0% at October 31, 2024. The maturity date of the Virginia Real Estate Loan is May 5, 2026 and, as such, the balance of the loan was reclassified from a non-current liability to a current liability during the third quarter of fiscal year 2025. The Company intends to refinance the obligation prior to maturity.

The Loan is secured by a first lien deed of trust on the land and buildings at the Company’s headquarters and manufacturing facilities located in Roanoke, Virginia.

The Company had an outstanding balance on its Virginia Real Estate Loan of $2.6 million as of July 31, 2025 and October 31, 2024.

The Revolver with North Mill Capital LLC (doing business as SLR Business Credit, “SLR”) provides the Company with one or more advances in an amount up to: (a) 85% of the aggregate outstanding amount of eligible accounts (the “eligible accounts loan value”); plus (b) the lowest of (i) an amount up to 35% of the aggregate value of eligible inventory, (ii) $7,000,000, and (iii) an amount not to exceed 100% of the then outstanding eligible accounts loan value; minus (c) $1,150,000.

The maximum aggregate principal amount subject to the Revolver is $18,000,000. Interest accrues on the daily balance at the per annum rate of 1.5% above the Prime Rate in effect from time to time, but not less than 4.75% (the “Applicable Rate”). As a result, the Revolver accrued interest at a 9.0% rate at July 31, 2025 and 9.5% at October 31, 2024. In the event of a default, interest may become 6.0% above the Applicable Rate. The loan may be extended subject to the agreement of SLR.

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Nine Months Ended July 31, 2025
(Unaudited)

The Company’s Revolver requires a lockbox arrangement, which provides for all cash receipts to be swept daily to reduce the balance outstanding. This arrangement, combined with the existence of a “subjective acceleration clause” (as defined by U.S. generally accepted accounting principles) in the Revolver, requires the balance on the Revolver to be classified as a current liability. The “subjective acceleration clause” allows SLR to declare an event of default if there is a material adverse change in the Company’s business or financial condition. Upon the occurrence of an event of default, SLR may, among other things, declare all obligations payable in full. Management believes that no such material adverse change has occurred. In addition, at July 31, 2025 and through the date of this report, SLR has not informed the Company that any such event of default has occurred.

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

As of July 31, 2025, the Company had $6.5 million of outstanding borrowings on its Revolver and $4.4 million in available credit. As of October 31, 2024, the Company had $8.3 million of outstanding borrowings on its Revolver and $3.2 million in available credit.

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

The Company leases printers that are used in the Roanoke, Virginia manufacturing facility. The lease term expires on August 22, 2026. The right-of-use asset is being amortized on a straight-line basis over seven years. When the lease term ends, title of the printers will transfer to the Company and the remaining net book value of the right-of-use asset will be classified as property and equipment.

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Nine Months Ended July 31, 2025
(Unaudited)

The Company leases test equipment that is used in the Asheville, North Carolina manufacturing facility. The lease term expires on June 26, 2030. The right-of-use asset is being amortized on a straight-line basis over five years. When the lease term ends, title of the test equipment will transfer to the Company and the remaining net book value of the right-of-use asset will be classified as property and equipment.

The Company’s lease contracts may include options to extend or terminate the leases. The Company exercises judgment to determine the term of those leases when such options are present and include such options in the calculation of the lease term when it is reasonably certain that it will exercise those options.

The Company includes contract lease components in its determination of lease payments, while non-lease components of the contracts, such as taxes, insurance, and common area maintenance, are expensed as incurred. At commencement, right-of-use assets and lease liabilities are measured at the present value of future lease payments over the lease term. The Company uses either the rate implicit in the lease, where available, or its incremental borrowing rate based on information available at the time of lease commencement to measure the present value of future payments.

Operating lease expense is recognized on a straight-line basis over the lease term. Short-term leases with an initial term of 12 months or less are expensed as incurred. The Company’s short-term leases have month-to-month terms.

Operating lease right-of-use assets of $1,795,891 and $1,872,206 were included in other assets at July 31, 2025 and October 31, 2024, respectively. Operating lease liabilities of $411,273 and $1,444,593 were included in accounts payable and accrued expenses, and other noncurrent liabilities, respectively, at July 31, 2025. Operating lease liabilities of $376,965 and $1,525,423 were included in accounts payable and accrued expenses, and other noncurrent liabilities, respectively, at October 31, 2024. Operating lease expense recognized during the three months and nine months ended July 31, 2025 totaled $153,107 and $462,766, respectively. Operating lease expense recognized during the three months and nine months ended July 31, 2024 totaled $109,143 and $327,431, respectively.

The weighted average remaining lease term for the operating leases was 49.9 months and the weighted average discount rate was 9.5% as of July 31, 2025.

For the three months and nine months ended July 31, 2025, cash paid for operating lease liabilities totaled $147,390 and $432,529, respectively. For the three months and nine months ended July 31, 2024, cash paid for operating lease liabilities totaled $112,670 and $335,628, respectively. For the three months ended July 31, 2025, there were no right-of-use assets obtained in exchange for new operating lease liabilities. For the nine months ended July 31, 2025, right-of-use assets obtained in exchange for new operating lease liabilities totaled $266,141 and there was a reduction in right-of-use assets for terminated lease liabilities totaling $21,344. For the three months and nine months ended July 31, 2024, there were no right-of-use assets obtained in exchange for new operating lease liabilities.

For the three months and nine months ended July 31, 2025, right-of-use assets obtained in exchange for new finance lease liabilities totaled $188,185. For the three months and nine months ended July 31, 2024, there were no right-of-use assets obtained in exchange for new finance lease liabilities.

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Nine Months Ended July 31, 2025
(Unaudited)

Finance lease right-of-use assets of $274,770 and $111,844 were included in other assets at July 31, 2025 and October 31, 2024, respectively. Finance lease liabilities of $72,903 and $176,879 were included in accounts payable and accrued expenses, and other noncurrent liabilities, respectively, at July 31, 2025. Finance lease liabilities of $39,277 and $54,174 were included in accounts payable and accrued expenses, and other noncurrent liabilities, respectively, at October 31, 2024. Interest expense related to the finance leases totaled $2,070 and $4,098, respectively, for the three months and nine months ended July 31, 2025. Interest expense related to the finance lease totaled $1,297 and $4,224, respectively, for the three months and nine months ended July 31, 2024. For the three months and nine months ended July 31, 2025, amortization expense related to the finance leases totaled $10,511 and $25,260, respectively. For the three months and nine months ended July 31, 2024, amortization expense related to the finance lease totaled $7,374 and $22,123.

The weighted average remaining lease term for the finance leases was 47.2 months and the weighted average discount rate was 7.1% as of July 31, 2025.

For the three months ended July 31, 2025, cash paid for the finance lease liabilities totaled $2,070 for interest and $12,449 for principal. For the nine months ended July 31, 2025, cash paid for the finance lease liabilities totaled $4,098 for interest and $31,854 for principal. For the three months ended July 31, 2024, cash paid for the finance lease liability totaled $1,297 for interest and $9,419 for principal. For the nine months ended July 31, 2024, cash paid for the finance lease liability totaled $4,224 for interest and $27,927 for principal.

The Company’s future payments due under leases reconciled to the lease liabilities are as follows:

Fiscal Year	Operating leases	Finance leases
2025 (1)	$147,390	$22,121
2026	540,420	101,330
2027	493,180	45,616
2028	510,241	45,616
2029	527,981	45,616
Thereafter	44,122	30,411
Total undiscounted lease payments	2,263,334	290,710
Present value discount	(407,468)	(40,928)
Total lease liability	$1,855,866	$249,782

(1) Remaining three months of fiscal year 2025.

(8)	Fair Value Measurements

The carrying amounts reported in the condensed consolidated balance sheets as of July 31, 2025 and October 31, 2024 for cash, trade accounts receivable, income taxes refundable – current, other receivables, current installments of long-term debt, accounts payable and accrued expenses, accrued compensation and payroll taxes, and income taxes payable approximate fair value because of the short maturity of these instruments. The carrying value reported in the condensed consolidated balance sheets as of July 31, 2025 and October 31, 2024 of the Company’s note payable, revolver – current, and long-term debt, excluding current installments, approximates fair value because the interest rates vary with the market. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Nine Months Ended July 31, 2025
(Unaudited)

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

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

	Three months ended		Nine months ended
	July 31,		July 31,
	2025	2024	2025	2024
Net income (loss) (numerator)	$301,886	$(1,557,053)	$(1,503,467)	$(4,583,673)
Shares (denominator)	8,394,988	7,739,266	7,900,901	7,753,148
Basic and diluted net income (loss) per share	$0.04	$(0.20)	$(0.19)	$(0.59)

Nonvested shares which have been issued and were outstanding as of July 31, 2025 totaling 370,720 were not included in the computation of basic and diluted net loss per share for the nine months ended July 31, 2025 (because to include such shares would have been antidilutive, or in other words, to do so would have reduced the net loss per share for those periods).

Nonvested shares which have been issued and were outstanding as of July 31, 2024 totaling 145,739 and 124,101 were not included in the computation of basic and diluted net loss per share for the three months and nine months ended July 31, 2024, respectively, (because to include such shares would have been antidilutive, or in other words, to do so would have reduced the net loss per share for those periods).

(10)	Segment Information and Business and Credit Concentrations

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not‑for‑profit organizations. Concentration of credit risk with respect to trade receivables is normally limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of July 31, 2025 have been adequately provided for in the condensed consolidated financial statements. The Company includes all entities under common ownership for the purpose of calculating business concentrations.

For the three months and nine months ended July 31, 2025, 20.5% and 19.4%, respectively, of consolidated net sales were attributable to one distributor customer. For the three months and nine months ended July 31, 2024, 18.7% and 16.9%, respectively, of consolidated net sales were attributable to one distributor customer.

The Company has a single reportable segment for purposes of segment reporting.

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Nine Months Ended July 31, 2025
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

The Company recognizes revenue at the point in time when products are shipped or delivered from its manufacturing facility to its customer, in accordance with the agreed-upon shipping terms.  Since the Company typically invoices the customer at the same time that performance obligations are satisfied, no contract assets are recognized. The Company’s contract liability represents advance consideration received from customers prior to transfer of the product.  This liability was $270,870 as of July 31, 2025, and $70,263 as of October 31, 2024.

Sales to certain customers are made pursuant to agreements that provide price adjustments and limited return rights with respect to the Company’s products.  The Company maintains a reserve for estimated future price adjustment claims, rebates and returns as a refund liability, included in accounts payable and accrued expenses, and the Company excludes such amounts from net sales. The Company’s refund liability was $339,381 as of July 31, 2025 and $232,692 as of October 31, 2024.

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

The Company incurs sales incentives to acquire customer contracts that are directly attributable to the contracts.  The incentives are expensed as selling expenses during the period that the related products are transferred to customers.

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Nine Months Ended July 31, 2025
(Unaudited)

Disaggregation of Revenue

The following table presents net sales attributable to the United States and all other countries in total for the three months and nine months ended July 31, 2025 and 2024:

	Three months ended		Nine months ended
	July 31,		July 31,
	2025	2024	2025	2024
United States	$15,949,437	$13,077,203	$41,819,451	$38,071,069
Outside the United States	3,967,482	3,144,468	11,389,833	9,117,465
Total net sales	$19,916,919	$16,221,671	$53,209,284	$47,188,534

(12)	Issuance of Redeemable Restricted Common Stock

On July 7, 2025, the Company entered into a Stock Purchase Agreement (the “SPA”) with Lightera, LLC (“Lightera”) to issue 642,199 shares of common stock for $2.0 million of cash consideration. The SPA provides the Company with the right to repurchase the shares issued to Lightera at a price equal to the greater of the price per share of common stock paid at issuance or the average price per share of common stock as traded for the ten trading days ending on the business day immediately prior to the date on which the call notice is delivered (the “Call Option”). Similarly, Lightera has a corresponding right to require the Company repurchase the shares issued using the same pricing mechanism included in the Call Option (the “Put Option”).

Contemporaneous with the SPA, the Company and Lightera entered into a Joint Collaboration Agreement (the “Collaboration Agreement”) on the same date, establishing a strategic collaboration aimed at expanding product offerings to customers, increasing customer engagement and enhancing customer service for both new and existing customers, which will include certain Lightera products being offered and sold by the Company.

The Call Option and the Put Option cannot be exercised for a period of two years from July 7, 2025 unless accelerated based on contingent events, including but not limited to the termination of the Collaboration Agreement, a change-in-control of the Company, or material acquisition by the Company. Unless the term of the Collaboration Agreement is extended beyond such date, the Call Option and the Put Option will generally expire 90 days following July 7, 2027, if they are not exercised. Lightera is restricted from transferring or disposing of the shares of common stock before the Call Option and Put Option become exercisable.

The Put Option becomes exercisable on July 7, 2027, if not sooner, upon the occurrence of certain events, or later pursuant to the extension of the Collaborative Agreement as described above. The exercise of the Put Option is outside of the Company’s control. Therefore, the common stock issued to Lightera is determined to be redeemable with the passage of time and thus recorded outside of permanent equity.

The Call Option and the Put Option can be exercised one or more times during the permitted exercise period, but the total number of shares of redeemable common stock purchased cannot exceed the original 642,199 shares of redeemable common stock originally issued to Lightera on July 7, 2025.

The Company may be obligated to cumulatively purchase a sufficient number of redeemable common stock through one or more exercises of the Call Option and the Put Option up to a cap equal to the value of Lightera’s total investment of $2.0 million, using a price per share of redeemable common stock equal to the greater of the price per share of redeemable common stock paid at issuance or the average price per share of redeemable common stock as traded for the ten trading days ending on the business day immediately prior to the date any individual Call Option or Put Option is exercised.

Generally, the maximum redemption value of the redeemable common stock is $2.0 million; however, in the event Lightera exercises the Put Option for a number of shares of redeemable common stock that would result in a redemption value greater than Lightera’s total investment, the Company may be required to assist Lightera with the disposition of any remaining shares of redeemable common stock, in excess of $2.0 million in value, or in certain limited circumstances, the Company may be required to (i) register the remaining shares of redeemable common stock enabling Lightera to publicly trade these shares or (ii) purchase the remaining shares by issuing a promissory note to Lightera. As a result, the Company has recorded the value of the redeemable common stock at the average stock price for the ten days preceding the balance sheet date multiplied by the total number of the redeemable shares.

OPTICAL CABLE CORPORATION
Condensed Notes to Condensed Consolidated Financial Statements
Nine Months Ended July 31, 2025
(Unaudited)

The Company initially recorded the redeemable common stock at $1,907,517, net of issuance costs of $92,483.

While not currently redeemable, the redeemable common stock is probable of becoming redeemable and thus the Company has elected to recognize the redeemable common stock at redemption value of $3.2 million as of July 31, 2025. The corresponding changes in redemption value are recognized in retained earnings.

The Company evaluated the Call Option and Put Option and concluded that these embedded features were not indexed to the underlying equity-like instruments and are required to be bifurcated and recognized as a compound derivative instrument. As of the date of issuance and July 31, 2025, the Company concluded the fair value of the bifurcated compound derivative was insignificant as the strike price adjusts with the movement of the trading price of the underlying common stock.

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

In July 2025, the FASB issued Accounting Standards Update 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The amendments in ASU 2025-05 provide entities with a practical expedient to simplify the estimation of expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers (“ASC 606”) by allowing the assumption that current conditions as of the balance sheet date will not change during the remaining life of the asset. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 and interim periods within those annual reporting periods, with early adoption permitted. The adoption of ASU 2025-05 is not expected to have a material impact on the Company's results of operations, financial position or liquidity or its related financial statement disclosures.

There are no other new accounting standards issued, but not yet adopted by the Company, which are expected to materially impact the Company’s financial position, operating results or financial statement disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to known and unknown variables, uncertainties, contingencies and risks that may cause actual events or results to differ materially from our expectations. Such known and unknown variables, uncertainties, contingencies and risks (collectively, “factors”) may also adversely affect Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”), the Company’s future results of operations and future financial condition, and/or the future equity value of the Company. Factors that could cause or contribute to such differences from our expectations or that could adversely affect the Company include, but are not limited to: the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; the economic conditions affecting network service providers; corporate and/or government spending on information technology; actions by competitors; fluctuations in the price and/or availability of raw materials (including optical fiber, copper, gold and other precious metals, plastics and other materials); fluctuations in transportation costs; our dependence on customized equipment for the manufacture of certain of our products in certain production facilities; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing in one or more of the markets in which we participate, including the impact of increased competition; our dependence on a limited number of suppliers for certain product components; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in any litigation, claims, and other actions or disputes, and potential litigation, claims, and other actions or disputes against us or with us; an adverse outcome in any regulatory reviews and audits and potential regulatory reviews and audits; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences for competing technologies relative to our product offering; economic conditions that affect the telecommunications sector, the data communications sector, certain technology sectors and/or certain industry market sectors (for example, commercial/enterprise, military, industrial, broadcast, mining, petrochemical, renewable energy and wireless carrier industry market sectors); economic conditions that affect U.S.-based manufacturers; economic conditions or changes in relative currency strengths (for example, the strengthening of the U.S. dollar relative to certain foreign currencies), and import and/or export tariffs imposed by the U.S. and other countries that affect certain geographic markets, industry market sectors, and/or the economy as a whole; changes in demand for our products from certain competitors for which we provide private label connectivity products; changes in the mix of products sold during any given period (due to, among other things, seasonality or varying strength or weaknesses in particular markets in which we participate) which may impact gross profits and gross profit margins or net sales; variations in orders and production volumes affecting fixed-costs coverage and production efficiencies which may impact gross profits and gross profit margins; variations in orders and production volumes of hybrid cables (fiber and copper) with high copper content, which tend to have lower gross profit margins; significant variations in sales resulting from: (i) high volatility within various geographic markets, within targeted markets and industries, for certain types of products, and/or with certain customers (whether related to the market generally or to specific customers’ business in particular), (ii) market variations in existing product inventory levels available, generally or in certain markets, impacting sales orders for products, (iii) timing of large sales orders, and (iv) sales concentration among a limited number of customers in certain markets, particularly the wireless carrier market; terrorist attacks or acts of war, any current or potential future military conflicts, and acts of civil unrest; cold wars and economic sanctions as a result of these activities; changes in the level of spending by the United States government, including, but not limited to military spending; ability to recruit and retain key personnel (including production personnel); poor labor relations; increasing labor costs; delays, extended lead times and/or changes in availability of needed raw materials, equipment and/or supplies; shipping and other logistics challenges; impact of inflation on costs, including raw materials and labor, and ability to pass along any increased costs to customers; impact of import and/or export tariffs imposed by the U.S. and other countries on costs, and ability to pass along any increased costs to customers; impact of higher interest rates increasing the cost of capital; impact of cybersecurity risks and incidents and the related actual or potential costs and consequences of such risks and incidents, including costs and regulations to limit such risks; the impact of data privacy laws, including any applicable international privacy laws, and the related actual or potential costs and consequences; the impact of changes in accounting policies and related costs of compliance, including changes by the Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board (“PCAOB”), the Financial Accounting Standards Board (“FASB”), and/or the International Accounting Standards Board (“IASB”); our ability to continue to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; the impact of changes and potential changes in federal laws and regulations adversely affecting our business and/or which result in increases in our direct and indirect costs, including our direct and indirect costs of compliance with such laws and regulations; rising healthcare costs; impact of new or changed government laws and regulations on healthcare costs; the impact of changes in state or federal tax laws and regulations increasing our costs and/or impacting the net return to investors owning our shares; any changes in the status of our compliance with covenants, if any, with our lenders; our continued ability to maintain and/or secure future debt financing and/or equity financing to adequately finance our ongoing operations; the impact of any redemption of redeemable restricted common stock; the impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers, and/or by entering into alliances with, making investments in or with, and/or acquiring parties that compete with and/or have conflicts with our customers; voluntary or involuntary delisting of the Company’s common stock from any exchange on which it is traded; the deregistration by the Company from SEC reporting requirements as a result of the small number of holders of the Company’s common stock; adverse reactions by customers, vendors or other service providers to unsolicited proposals regarding the ownership or management of the Company; the additional costs of considering, responding to and possibly defending our position on unsolicited proposals regarding the ownership or management of the Company; direct and indirect impacts of weather, natural disasters and/or epidemic, pandemic or endemic diseases in the areas of the world in which we operate, market our products and/or acquire raw materials including impacts on supply chains, labor constraints impacting our production volumes and costs; any present or future government mandates, travel restrictions, shutdowns or other regulations regarding any epidemic, pandemic or endemic diseases; an increase in the number of shares of the Company’s common stock issued and outstanding; economic downturns generally and/or in one or more of the markets in which we operate; changes in market demand, exchange rates, productivity, market dynamics, market confidence, macroeconomic and/or other economic conditions in the areas of the world in which we operate and market our products; and our success in managing the risks involved in the foregoing.

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

Overview of Optical Cable Corporation

Optical Cable Corporation (or OCC®) is a leading manufacturer of a broad range of fiber optic and copper data communication cabling and connectivity solutions primarily for the enterprise market and various harsh environment and specialty markets (collectively, the non-carrier markets), and also the wireless carrier market, offering integrated suites of high quality products which operate as a system solution or seamlessly integrate with other components. Our product offerings include designs for uses ranging from enterprise network, data center, residential, campus and Passive Optical LAN (“POL”) installations to customized products for specialty applications and harsh environments, including military, industrial, mining, petrochemical, renewable energy and broadcast applications. Our products include fiber optic and copper cabling, hybrid cabling (which includes fiber optic and copper elements in a single cable), fiber optic and copper connectors, specialty fiber optic, copper and hybrid connectors, fiber optic and copper patch cords, pre-terminated fiber optic and copper cable assemblies, racks, cabinets, datacom enclosures, patch panels, face plates, multimedia boxes, fiber optic reels and accessories and other cable and connectivity management accessories, and are designed to meet the most demanding needs of end-users, delivering a high degree of reliability and outstanding performance characteristics.

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

Summary of Company Performance for Third Quarter of Fiscal Year 2025

●

Consolidated net sales for the third quarter of fiscal year 2025 increased 22.8% to $19.9 million, compared to $16.2 million for the same period last year. Net sales for the third quarter of fiscal year 2025 increased 13.5% compared to $17.5 million for the second quarter of fiscal year 2025.

●

Gross profit increased 61.2%, or $2.4 million, to $6.3 million in the third quarter of fiscal year 2025, compared to $3.9 million for the third quarter of fiscal year 2024, and increased 18.5% when compared to $5.3 million for the second quarter of fiscal year 2025.

●

Gross profit margin (gross profit as a percentage of net sales) increased to 31.7% during the third quarter of fiscal year 2025, compared to 24.2% for the third quarter of fiscal year 2024, and compared to 30.4% for the second quarter of fiscal year 2025.

●

SG&A expenses were $5.7 million during the third quarter of fiscal year 2025, compared to $5.2 million for the same period last year. SG&A expenses as a percentage of net sales were 28.8% during the third quarter of fiscal year 2025, compared to 32.3% during the same period in fiscal year 2024, and compared to 32.7% during the second quarter of fiscal year 2025.

●	Net income was $302,000, or $0.04 per share, during the third quarter of fiscal year 2025, compared to a net loss of $1.6 million, or $0.20 per share, for the comparable period last year.

Strategic Collaboration and Investment

On July 7, 2025, Optical Cable Corporation and Lightera, LLC (“Lightera”) announced that the companies had entered into a strategic collaboration agreement to expand product offerings and solutions—especially for the data center and enterprise sectors. As part of this strategic collaboration, OCC and Lightera have combined portions of the product portfolios of both companies to deliver additional integrated cabling and connectivity solution offerings, which will include certain Lightera products being offered and sold by OCC.

In connection with this strategic collaboration, OCC and Lightera entered into a Stock Purchase Agreement (the “Agreement”), under which OCC issued 642,199 redeemable restricted shares of its common stock to Lightera for an aggregate purchase price of $2.0 million, with Lightera holding 7.24% of OCC’s outstanding common shares as of July 7, 2025.

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

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended			Nine Months Ended
	July 31,		Percent	July 31,		Percent
	2025	2024	Change	2025	2024	Change
Net sales	$19,917,000	$16,222,000	22.8%	$53,209,000	$47,189,000	12.8%
Gross profit	6,319,000	3,920,000	61.2	16,280,000	11,672,000	39.5
SG&A expenses	5,737,000	5,238,000	9.5	16,939,000	15,650,000	8.2
Income (loss) from operations	562,000	(1,338,000)	142.0	(719,000)	(4,038,000)	82.2
Net income (loss)	302,000	(1,557,000)	119.4	(1,503,000)	(4,584,000)	67.2

Three Months Ended July 31, 2025 and 2024

Net Sales

Consolidated net sales for the third quarter of fiscal year 2025 increased 22.8% to $19.9 million, compared to net sales of $16.2 million for the same period last year, and increased 13.5% compared to net sales of $17.5 million during the second quarter of fiscal year 2025. We experienced an increase in net sales in both our enterprise and specialty markets during the third quarter of fiscal year 2025, compared to the same period last year. We continue to see general market improvements in our industry and strength in our military and severe duty markets.

Net sales to customers in the United States increased 22.0% and net sales to customers outside of the United States increased 26.2% in the third quarter of fiscal year 2025, compared to the same period last year. We can experience fluctuations in sales from quarter to quarter in the various markets (both industries and geographies) in which we operate for various reasons.

At the end of the third quarter of fiscal year 2025, our sales order backlog/forward load was $7.1 million compared to $7.2 million as of April 30, 2025, $6.6 million as of January 31, 2025, and $5.7 million as of October 31, 2024.

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

Gross Profit

Our gross profit increased 61.2%, or $2.4 million, to $6.3 million in the third quarter of fiscal year 2025, compared to gross profit of $3.9 million in the third quarter of fiscal year 2024, and increased 18.5% compared to $5.3 million for the second quarter of fiscal year 2025.

Gross profit margin, or gross profit as a percentage of net sales, increased to 31.7% in the third quarter of fiscal year 2025, compared to 24.2% in the third quarter of fiscal year 2024, and compared to 30.4% for the second quarter of fiscal year 2025, as we benefited from our operating leverage.

Gross profit margin for the third quarter of fiscal 2025, when compared to the same period last year, was positively impacted by higher volumes, as fixed charges were spread over higher sales—the impact of operating leverage. Additionally, our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may vary based on changes in product mix.

Selling, General, and Administrative Expenses

SG&A expenses increased to $5.7 million, or 9.5%, during the third quarter of fiscal year 2025, when compared to $5.2 million during the third quarter of fiscal year 2024. SG&A expenses as a percentage of net sales were 28.8% in the third quarter of fiscal year 2025, compared to 32.3% in the third quarter of fiscal year 2024. By comparison, SG&A expenses as a percentage of net sales were 32.7% during the second quarter of fiscal year 2025.

The increase in SG&A expenses during the third quarter of fiscal year 2025, compared to the same period last year, was primarily the result of increases in employee and contracted sales personnel-related costs totaling $304,000 and shipping costs totaling $130,000. Both employee and contracted sales personnel-related costs, which include sales incentives, and shipping costs increased due to increases in net sales.

Royalty Income (Expense), Net

We recognized royalty expense, net of royalty income, totaling $7,000 during the third quarter of fiscal years 2025 and 2024. Royalty expense and/or income may fluctuate based on sales of related licensed products and estimates of amounts for non-licensed product sales, if any.

Amortization of Intangible Assets

We recognized $14,000 of amortization expense, associated with intangible assets, during the third quarter of fiscal years 2025 and 2024.

Income (loss) from operations

We reported income from operations of $562,000 for the third quarter of fiscal year 2025, compared to a loss from operations of $1.3 million for the third quarter of fiscal year 2024. The improvement was primarily due to the increase in gross profit of $2.4 million, partially offset by the increase in SG&A expenses of $499,000.

Other Expense, Net

We recognized other expense, net in the third quarter of fiscal year 2025 of $256,000, compared to $213,000 in the third quarter of fiscal year 2024. Other expense, net for the third quarter of fiscal year 2025 is comprised primarily of interest expense and other miscellaneous items. Other expense, net for the third quarter of fiscal year 2024 is comprised primarily of interest expense and other miscellaneous items, partially offset by gain on insurance proceeds received for damage to property and equipment, totaling $90,000.

Income (loss) Before Income Taxes

We reported income before income taxes of $306,000 for the third quarter of fiscal year 2025, compared to a loss before income taxes of $1.6 million for the third quarter of fiscal year 2024. The improvement was primarily a result of the decrease in loss from operations of $1.9 million.

Income Tax Expense

Income tax expense totaled $4,000 in the third quarter of fiscal year 2025, compared to $7,000 in the third quarter of fiscal year 2024. Our effective tax rate was 1.5% for the third quarter of fiscal year 2025 and less than negative one percent for the third quarter of fiscal year 2024.

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

Net Income (loss)

Net income for the third quarter of fiscal year 2025 was $302,000, or $0.04 per share, compared to a net loss of $1.6 million, or $0.20 per share, for the third quarter of fiscal year 2024. This improvement was primarily due to the decrease in loss before income taxes of $1.9 million.

Nine Months Ended July 31, 2025 and 2024

Net Sales

Consolidated net sales for the first nine months of fiscal year 2025 were $53.2 million, an increase of 12.8% compared to net sales of $47.2 million for the same period last year. We experienced an increase in net sales in both our enterprise and specialty markets in the first nine months of fiscal year 2025, compared to the same period last year.

Net sales to customers in the United States increased 9.8% and net sales to customers outside of the United States increased 24.9% in the first nine months of fiscal year 2025, compared to the same period last year. We can experience fluctuations in sales from quarter to quarter in the various markets (both industries and geographies) in which we operate for various reasons.

At the end of the first nine months of fiscal year 2025, our sales order backlog/forward load was $7.1 million compared to $7.2 million as of April 30, 2025, $6.6 million as of January 31, 2025, and $5.7 million as of October 31, 2024.

Net sales for the first nine months of fiscal year 2025 were positively impacted by general market improvements in our industry overall, as well as in our military and severe duty markets specifically.

Gross Profit

Our gross profit was $16.3 million in the first nine months of fiscal year 2025, an increase of 39.5% compared to gross profit of $11.7 million in the first nine months of fiscal year 2024. Gross profit margin increased to 30.6% in the first nine months of fiscal year 2025 compared to 24.7% in the first nine months of fiscal year 2024.

Gross profit margin for the first nine months of fiscal 2025, when compared to the same period last year, was positively impacted by higher volumes, as fixed charges were spread over higher sales—the impact of operating leverage. Additionally, our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may vary based on changes in product mix.

Selling, General, and Administrative Expenses

SG&A expenses increased 8.2% to $16.9 million during the first nine months of fiscal year 2025, compared to $15.7 million for the same period last year. SG&A expenses as a percentage of net sales were 31.8% in the first nine months of fiscal year 2025, compared to 33.2% in the first nine months of fiscal year 2024.

The increase in SG&A expenses during the first nine months of fiscal year 2025 compared to the same period last year was primarily the result of increases in employee and contracted sales personnel-related costs totaling $643,000 and shipping costs totaling $298,000. Included in employee and contracted sales personnel-related costs are compensation costs and sales incentives. Compensation costs increased due to new hires, net of terminations, and certain rate increases. Sales incentives and shipping costs increased primarily due to increases in net sales.

Royalty Income (Expense), Net

We recognized royalty expense, net of royalty income, totaling $20,000 during the first nine months of fiscal years 2025 and 2024. Royalty income and/or expense may fluctuate based on sales of related licensed products and estimates of amounts for non-licensed product sales, if any.

Amortization of Intangible Assets

We recognized $41,000 of amortization expense, associated with intangible assets, during the first nine months of fiscal years 2025 and 2024.

Loss from operations

We reported a loss from operations of $719,000 for the first nine months of fiscal year 2025, compared to $4.0 million for the first nine months of fiscal year 2024. The improvement was primarily due to the increase in gross profit of $4.6 million, partially offset by the increase in SG&A expenses of $1.3 million.

Other Expense, Net

We recognized other expense, net in the first nine months of fiscal year 2025 of $753,000, compared to $524,000 in the first nine months of fiscal year 2024. Other expense, net for the first nine months of fiscal year 2025 is comprised of interest expense and other miscellaneous items. Other expense, net for the first nine months of fiscal year 2024 is comprised of interest expense and other miscellaneous items, partially offset by gain on insurance proceeds totaling $309,000.

Loss Before Income Taxes

We reported a loss before income taxes of $1.5 million for the first nine months of fiscal year 2025, compared to $4.6 million for the first nine months of fiscal year 2024. The improvement was primarily a result of the decrease in loss from operations of $3.3 million, partially offset by the decrease in gain on insurance proceeds, net of $309,000.

Income Tax Expense

Income tax expense totaled $31,000 in the first nine months of fiscal year 2025, compared to $21,000 in the first nine months of fiscal year 2024. Our effective tax rate was negative 2.1% for the first nine months of fiscal year 2025 and less than negative one percent for the first nine months of fiscal year 2024.

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

Net Loss

Net loss for the first nine months of fiscal year 2025 was $1.5 million, or $0.19 per share, compared to $4.6 million, or $0.59 per share, for the first nine months of fiscal year 2024. This improvement was primarily due to the decrease in loss before income taxes of $3.1 million.

Financial Condition

Total assets decreased $190,000, or less than one percent, to $40.2 million at July 31, 2025, from $40.4 million at October 31, 2024 with no significant changes when comparing the two periods.

Total liabilities decreased $780,000, or 4.0%, to $18.7 million at July 31, 2025, from $19.5 million at October 31, 2024. The decrease in total liabilities was primarily due to a decrease in note payable, revolver - current totaling $1.9 million, resulting from net repayments on our Revolver, partially offset by increases in accounts payable and accrued expenses totaling $915,000, resulting from the timing of certain vendor payments.

The Company issued 642,199 shares of redeemable restricted common stock for $2.0 million, reflected as temporary equity, during the first nine months of fiscal year 2025 as a result of a Stock Purchase Agreement with Lightera, LLC, dated July 7, 2025. As of July 31, 2025, the aggregate redemption value of the redeemable restricted common stock increased to $3.2 million. Also see note 12 to the condensed consolidated financial statements.

Total shareholders’ equity at July 31, 2025 decreased $2.6 million in the first nine months of fiscal year 2025 resulting primarily from a net loss of $1.5 million, issuance costs totaling $92,000 related to the issuance of redeemable restricted common stock and the $1.2 million increase to the aggregate redemption value of the redeemable restricted common stock as of July 31, 2025, partially offset by share-based compensation, net of $186,000.

Liquidity and Capital Resources

Our primary capital needs have been to fund working capital requirements through our Revolver. Our primary source of capital for this purpose has been existing cash, cash provided by operations, and borrowings under our Revolver (see “Credit Facilities” below).

Our cash totaled $421,000 as of July 31, 2025, an increase of $177,000 compared to $244,000 as of October 31, 2024. The increase in cash for the nine months ended July 31, 2025 primarily resulted from net cash provided by operating activities of $617,000, partially offset by capital expenditures of $217,000 and net cash used in financing activities of $206,000.

On July 31, 2025, we had working capital of $13.7 million compared to $15.5 million on October 31, 2024. The ratio of current assets to current liabilities as of July 31, 2025 was 1.8 to 1.0, compared to 2.0 to 1.0 as of October 31, 2024. The decrease in working capital and in the current ratio was primarily due to the $2.5 million reclassification of the balance on our real estate term loan from noncurrent liabilities to current liabilities, due to its May 5, 2026 maturity date, and the increase in accounts payable and accrued expenses totaling $915,000, partially offset by the decrease in note payable, revolver – current totaling $1.9 million, resulting from net repayments on our Revolver.

As of July 31, 2025 and October 31, 2024, we had outstanding loan balances under our Revolver totaling $6.5 million and $8.3 million, respectively. As of July 31, 2025 and October 31, 2024, we had other outstanding bank loan balances, excluding our Revolver, totaling $2.6 million.

Net Cash

Net cash provided by operating activities was $617,000 in the first nine months of fiscal year 2025, compared to $665,000 for the first nine months of fiscal year 2024. Net cash provided by operating activities during the first nine months of fiscal year 2025 primarily resulted from certain adjustments to reconcile a net loss of $1.5 million to net cash provided by operating activities including depreciation and amortization of $608,000 and share-based compensation expense of $293,000. Additionally, the cash flow impact of increases in accounts payable and accrued expenses of $848,000 further contributed to net cash provided by operating activities.

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

Net cash used in investing activities totaled $234,000 in the first nine months of fiscal year 2025, compared to $43,000 in the first nine months of fiscal year 2024. Net cash used in investing activities during the first nine months of fiscal year 2025 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment totaling $217,000. Net cash used in investing activities during the first nine months of fiscal year 2024 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment totaling $313,000, partially offset by net insurance proceeds of $271,000.

Net cash used in financing activities totaled $206,000 for the first nine months of fiscal year 2025, compared to $1.3 million in the first nine months of fiscal year 2024. Net cash used in financing activities in the first nine months of fiscal years 2025 resulted from the issuance of redeemable restricted common stock, net of $1.9 million, partially offset by repayments on our revolving line of credit totaling $1.9 million and payroll taxes withheld and remitted totaling $107,000 related to the vesting of operational performance-based restricted stock. Net cash used in financing activities in the first nine months of fiscal years 2024 resulted primarily from net repayments on our revolving line of credit totaling $1.0 million.

Credit Facilities

We have credit facilities consisting of a real estate term loan, as amended and restated (the “Virginia Real Estate Loan”) and a Revolving Credit Master Promissory Note and related Loan and Security Agreement (collectively, the “Revolver”).

The Virginia Real Estate Loan is with Northeast Bank and is payable in monthly installments of principal and interest. Principal is calculated using the unpaid balance of the loan and a two hundred forty (240) month amortization schedule. Interest is computed on the aggregate principal balance outstanding at a rate equal to the Prime Rate, adjusted monthly on the fifth day of each calendar month in accordance with changes to the Prime Rate, provided, however, that the interest rate is never less than 8.5% per annum on the basis of a 360-day year times the actual number of days elapsed. The Prime Rate was 7.5% per annum at July 31, 2025 and 8.0% at October 31, 2024. The maturity date of the Virginia Real Estate Loan is May 5, 2026 and, as such, the balance of the loan was reclassified from a non-current liability to a current liability during the third quarter of fiscal year 2025. The Company intends to refinance the obligation prior to maturity.

The Loan is secured by a first lien deed of trust on the land and buildings at our headquarters and manufacturing facilities located in Roanoke, Virginia.

As of July 31, 2025 and October 31, 2024, the Company had an outstanding balance on its Virginia Real Estate Loan of $2.6 million.

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

The maximum aggregate principal amount subject to the Revolver is $18.0 million. Interest accrues on the daily balance at the per annum rate of 1.5% above the Prime Rate in effect from time to time, but not less than 4.75% (the “Applicable Rate”). As a result, the Revolver accrued interest at a 9.0% rate at July 31, 2025 and 9.5% at October 31, 2024. In the event of a default, interest may become 6.0% above the Applicable Rate. The loan may be extended subject to the agreement of SLR.

The Revolver requires a lockbox arrangement, which provides for all cash receipts to be swept daily to reduce the balance outstanding. This arrangement, combined with the existence of a “subjective acceleration clause” (as defined by U.S. generally accepted accounting principles) in the Revolver, requires the balance on the Revolver to be classified as a current liability. The “subjective acceleration clause” allows SLR to declare an event of default if there is a material adverse change in our business or financial condition. Upon the occurrence of an event of default, SLR may, among other things, declare all obligations payable in full. We believe that no such material adverse change has occurred. In addition, at July 31, 2025 and through the date of this report, SLR has not informed us that any such event of default has occurred.

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

As of July 31, 2025, we had $6.5 million of outstanding borrowings on our Revolver and $4.4 million in available credit.

Capital Expenditures

We did not have any material commitments for capital expenditures as of July 31, 2025. During our 2025 fiscal year budgeting process, we included an estimate for capital expenditures of $1.0 million for the fiscal year. We anticipate these expenditures, to the extent made, will be funded out of our working capital, cash provided by operations or borrowings under our Revolver, as appropriate. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Additionally, total capital expenditures exceeding $1.0 million per fiscal year would require approval from our lender.

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

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2024 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2024 Form 10-K did not change during the period from November 1, 2024 through July 31, 2025.

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

In July 2025, the FASB issued Accounting Standards Update 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The amendments in ASU 2025-05 provide entities with a practical expedient to simplify the estimation of expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers (“ASC 606”) by allowing the assumption that current conditions as of the balance sheet date will not change during the remaining life of the asset. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 and interim periods within those annual reporting periods, with early adoption permitted. The adoption of ASU 2025-05 is not expected to have a material impact on our results of operations, financial position or liquidity or our related financial statement disclosures.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2025. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2025, and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.14

Stock Purchase Agreement dated July 7, 2025 by and between Optical Cable Corporation and Lightera, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 10, 2025).

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at July 31, 2025 and October 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended July 31, 2025 and 2024, (iii) Condensed Consolidated Statements of Shareholders’ Equity for the three months and nine months ended July 31, 2025 and 2024, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2025 and 2024, and (v) Condensed Notes to Condensed Consolidated Financial Statements. FILED HEREWITH.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: September 11, 2025	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: September 11, 2025	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial Officer