Form 10-K
period 2025-10-31
OPTICAL CABLE CORP
filed 2025-12-18
CIK 1000230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2025

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes  ☐    No   ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes   ☐    No  ☒

The aggregate market value of the registrant’s Common Stock, no par value, held by non-affiliates of the registrant (without admitting any person whose shares are not included in determining such value is an affiliate) as of April 30, 2025, the last business day of the Company’s most recent second quarter was $18,675,056 based upon the closing price of these shares as reported by the Nasdaq Global Market on April 30, 2025.

As of December 10, 2025, the Company had outstanding 8,870,070 common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report filed as Exhibit 13.1 to this report on Form 10-K are incorporated by reference in Part II of this Form 10-K Report: “Corporate Information,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” and “Report of Independent Registered Public Accounting Firm.” In addition, portions of the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K Report: “Election of Directors,” “Beneficial Ownership of Securities”, “Compensation of Executive Officers,” “Compensation of Directors,” “Delinquent Section 16(a) Reports” (if applicable), “Code of Ethics,” “Executive Compensation,” “Equity Compensation Plan Information,” “Certain Relationships and Related Transactions,” “Independent Registered Public Accounting Firm,” and “Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Registered Public Accounting Firm.”

OPTICAL CABLE CORPORATION

FORM 10-K

PART I

Item 1.         BUSINESS

Overview

Optical Cable Corporation was incorporated in the Commonwealth of Virginia in 1983. We are headquartered at 5290 Concourse Drive, Roanoke, Virginia 24019 and our telephone number is (540) 265-0690. Optical Cable Corporation, together with our wholly owned subsidiaries, including Applied Optical Systems, Inc. (“AOS”), has offices, manufacturing and warehouse facilities located in Roanoke, Virginia, near Asheville, North Carolina and near Dallas, Texas.

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

OCC products include fiber optic and copper cabling, hybrid cabling (which includes fiber optic and copper elements in a single cable), fiber optic and copper connectors, specialty fiber optic, copper and hybrid connectors, fiber optic and copper patch cords, pre-terminated fiber optic and copper cable trunks and assemblies, racks, cabinets, datacom enclosures, patch panels, face plates, multimedia boxes, fiber optic reels and accessories and other cable and connectivity management accessories, and are designed to meet the most demanding needs of end-users, delivering a high degree of reliability and outstanding performance characteristics.

The OCC team strives to provide top-tier communication solutions that are well-suited for the specific needs and application requirements of our customers and the end-users of our systems—leveraging our technical expertise and broad fiber optic and copper data communication product offering.

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

OCC designs, develops and manufactures, and markets and sells, fiber optic and hybrid cables for a broad range of enterprise, data center, harsh environment, wireless carrier and other specialty markets and applications. We refer to these products as our fiber optic cable offering. OCC designs, develops and manufactures, and markets and sells, fiber and copper connectivity products for a broad range of enterprise, data center, and residential applications. We refer to these products as our enterprise connectivity product offering. OCC designs, develops and manufactures, and markets and sells, a broad range of specialty fiber optic connectors and connectivity solutions principally for use in military, harsh environment and other specialty applications. We refer to these products as our harsh environment and specialty connectivity product offering.

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

Strategic Collaboration and Investment

On July 7, 2025, Optical Cable Corporation and Lightera, LLC (“Lightera”), part of the Furukawa Electric CompanyGroup, announced that OCC and Lightera had entered into a strategic collaboration agreement to expand product offerings and solutions—especially for the data center and enterprise sectors. As part of this strategic collaboration, OCC and Lightera have combined portions of the product portfolios of both companies to deliver additional integrated cabling and connectivity solution offerings, which will include certain Lightera products being offered and sold by OCC.

In connection with this strategic collaboration, OCC and Lightera entered into a Stock Purchase Agreement, under which OCC issued 642,199 redeemable restricted shares of its common stock to Lightera for an aggregate purchase price of $2.0 million. Lightera’s 642,199 shares of redeemable restricted common stock of OCC represents 7.24% of OCC’s outstanding common shares as of October 31, 2025.

Products

OCC® is a leading manufacturer of a broad range of fiber optic and copper data communication cabling and connectivity solutions primarily for the enterprise market and various harsh environment and specialty markets (the non-carrier markets), offering an integrated suite of high quality, warranted products which operate as a system solution or seamlessly integrate with other components. OCC also manufactures and sells products in the wireless carrier market. OCC’s product offerings include designs for uses ranging from enterprise networks, data centers, residential, campus and Passive Optical LAN (POL), stadium and other sporting event installations to customized products for harsh environments and specialty applications, including military, industrial, mining, petrochemical, renewable energy, distributed sensing, and broadcast applications.

OCC products include fiber optic and copper cabling, hybrid cabling (which includes fiber optic and copper elements in a single cable), fiber optic and copper connectors, specialty fiber optic, copper and hybrid connectors, fiber optic and copper patch cords, pre-terminated fiber optic and copper cable trunks and assemblies, racks, cabinets, datacom enclosures, fiber optic and copper patch panels, face plates, multimedia boxes, fiber optic reels and accessories and other cable and connectivity management accessories. Our products are designed to meet the most demanding needs of end-users, delivering a high degree of reliability and outstanding performance characteristics. During the past five years, OCC has been granted 12 patents for innovative designs of fiber optic and copper connectivity and fiber optic cable.

Our fiber optic and copper cabling and connectivity products and solutions (predominantly passive, rather than active systems) are used for transmission of data, video and voice communications primarily over short- to moderate-distances.

We are widely recognized for our leadership, contributions and support to various industry standards, including the Insulated Cable Engineers Association (ICEA) with respect to North American fiber optic cable standards, and to the Telecommunications Industry Association (TIA).

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

Our product line is diverse and versatile, in keeping with evolving application needs of customers within our markets. Our fiber optic cables address a wide range of needs, primarily for the enterprise and data center markets and various harsh environment and specialty markets (the non-carrier markets), ranging from enterprise networks, data centers, residential, campus and Passive Optical LAN (POL) installations, as well as the needs for the harsh environment and specialty markets including military, industrial, mining, petrochemical, renewable energy, distributed sensing, and broadcast applications. Our fiber optic cable offering includes a variety of cable constructions including tight-buffered, loose tube and rollable ribbon cables. OCC also manufactures and sells fiber optic cable and hybrid cable (fiber and copper) products in the wireless carrier market.  Our patented tight-buffered fiber unit cables have both high fiber-count and rugged performance in a compact and lightweight design.  We believe that we offer one of the most comprehensive fiber optic cable product offerings for our markets.

We produce fiber optic cables for specialized installations, including various hybrid cables (fiber and copper), and cables with specialty fibers. We offer certain of our fiber optic cables pre-installed in conduit (FIC), for installation time reduction. We armor fiber optic cables for additional protection in certain installations, providing both steel tape and interlocking armor options. We offer cables suitable for underground or overhead installations. For overhead installations, we offer several self-supporting fiber optic cables including both Figure-8 and round messenger construction. We have fiber optic cables available in various flammability ratings. We offer cables combining different types of optical fiber and/or copper wires, with copper wires being used as power feeds. Our hybrid cables include a line of security cables which combine copper power feeds with optical fiber in the cables making them particularly well suited for surveillance cameras and other specialty applications. We also design and manufacture specialty fiber optic cables for use in such applications as: Fiber-to-the-Antenna (FTTA) for cell tower build-outs, military ground tactical, industrial (including tray cables), mining, deployable broadcast, oil and gas, festoon, pierside, distributed sensors, and numerous other applications. Our product offerings also include fiber optic cables complying with or certified to various standards for specialty applications, such as: U.S. Department of Defense; Det Norske Veritas (DNV) type approval certificate for marine shipboard and offshore platform applications; U.S. Mine Safety and Health Administration (MSHA) approval for use in mines; and American Bureau of Shipping (ABS) type approved cables. We also offer our customers a variety of customized constructions to meet their specific communication needs.

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

Enterprise Connectivity Products (Fiber Optic and Copper)

We design, manufacture, market and sell top-tier fiber optic and copper connectivity components for use in a broad range of enterprise, data center, residential, military, harsh environment, and other specialty applications. We are internationally recognized for our role in establishing copper connectivity data communication standards and for our innovative technologies.

The following summarizes the major types of fiber optic and copper enterprise connectivity products and their attributes; however, we produce many other types of connectivity products as well:

Fiber Optic Connectivity Products. Our fiber optic connectivity products provide customers a comprehensive line of fiber optic system solutions for equipment rooms, telecommunications closets, industrial installations, data centers, and workstations, including unique infrastructure and cabling solutions for Passive Optical LAN (POL) installations. Our product offering includes fiber optic wall mount, cabinet mount and rack mount enclosures, NEMA enclosures, pre-terminated fiber optic enclosures, fiber optic connectors, splice trays, fiber optic jumpers, plug and play cassette modules, pre-terminated fiber optic cable trunks, assemblies, adapters, and accessories.

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

Cabinets, Racks and Enclosures. We offer a wide array of high-performance network, data storage and telecommunications management systems for enterprise, data center, and residential use. Our product line includes wall mount enclosures, horizontal and vertical cable management systems and open frame relay racks. These products meet the demands of various network segments. Our products serve the equipment, cross-connect and termination needs for copper and fiber optic multimedia applications as well as wall mount and space saving UL listed ceiling mount enclosures for Passive Optical LANs.

Residential Products. Our product offering includes datacom cabling and connectivity products comprised of various enclosures, modules and modular outlets, and solutions for Passive Optical LAN (POL) installations, designed for single dwelling and multiple dwelling residential use.

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

Competitive Business Conditions, Positions in the Industry and Methods of Competition

The fiber optic and copper data communications cables and connectivity enterprise markets and other short- to moderate-distance markets are highly competitive. Our fiber optic cable product lines compete with products of large fiber optic cable manufacturers such as Corning Incorporated, Berk-Tek Cable (part of Leviton Manufacturing Co., Inc.), CommScope Holding Company, Inc., AFL (a subsidiary of Fujikura Ltd.), Proterial Cable (formerly Hitachi Cable America Inc.), Superior Essex (part of LS Cable & System), Belden Inc., Prysmian Group (including General Cable), and others, some of which manufacture optical fiber. Our copper cable product lines compete with products of large copper cable manufacturers such as Prysmian Group (including General Cable), Berk-Tek Cable (part of Leviton Manufacturing Co., Inc.), CommScope Holding Company, Inc., Proterial Cable, Superior Essex (part of LS Cable & System), Belden Inc., and others. Our fiber optic and copper connectivity product lines compete with products of large fiber optic and copper connectivity manufacturers such as CommScope Holding Company, Inc., Corning Incorporated, Leviton Manufacturing Co., Inc., Legrand S.A. (including Ortronics), Panduit Corp. and others. Our harsh environment and specialty connectivity product lines compete with products of Amphenol Corporation (including AFSI), Aptiv PLC (formerly Delphi Connection Systems), and others.

Some of our competitors are more established, benefit from greater market recognition and have much greater financial, research and development, production and marketing resources than we do. Competition could increase if new companies enter the market or if existing competitors expand their product lines.

Compliance with Government Laws and Regulations

We are not aware of any material violations at our facilities of any local, state or federal government laws and regulations. We have not incurred any material expenditures related to compliance with government laws and regulations during our 2025 fiscal year, other than those in the ordinary course of business. We believe that we have materially complied with all applicable government laws and regulations.

Customers and End-Users

We have a global customer base, selling into approximately 50 countries in fiscal year 2025.

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

The following is a partial list of representative types of end-users of our fiber optic and copper connectivity and cable products:

•

Commercial Institutions. Businesses located in offices, retail space, hospitals and other medical facilities, to name a few, are installing or improving networks to distribute increasing volumes of data at increased speeds. These businesses often use high performance local area networks (“LANs”) or enterprise data centers.

•

Government Agencies. Government agencies including offices, complexes, campuses, and other types of government facilities, including military facilities. Like commercial institutions, these agencies routinely are installing or improving high performance LANs or enterprise data centers. Security also may be desired, making our cabling and connectivity solutions a logical choice.

•

Data Centers. Data centers use fiber optic cable, connectors, pre-terminated trunks, assemblies and jumpers, fiber optic enclosures, racks, cabinets, and cable management products. Data centers vary in purpose, size and complexity from enormous hyperscale data centers, to multi-tenant data centers (MTDCs), to enterprise data centers. Commercial institutions, government agencies, educational institutions, as well as various other end-users may have enterprise data centers. Our cabling and connectivity products are primarily designed for MTDCs and enterprise data centers.

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

•

Cable Assembly Houses. Cable assembly houses typically manufacture cable trunks, assemblies and jumpers, which are various lengths of cable pre-terminated with connectors. Supporting virtually all segments of the market, these manufacturers use cables and connectivity products. Products sold to customers in this market sometimes may be privately labeled.

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

•

Educational Institutions. Colleges, universities, high schools and grade schools are installing and improving data communication networks for higher data transmission speeds and volumes. Installations include buildings, campuses, enterprise data centers, and other facilities.

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

Employees and Human Capital Resources

As of October 31, 2025, we employed a total of 348 persons (excluding independent sales representatives and firms). Our employees are all located in the United States and are not represented by unions. We have experienced no work stoppages and we continue to take steps we believe appropriate to ensure our employee relations are good.

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

We have periodically experienced, and may experience in the future, difficulty in identifying and hiring skilled labor for certain positions, particularly in manufacturing, as a result of macroeconomic labor trends, as well as other related factors. These trends and factors can decrease the pool of available qualified talent for certain functions. As a result, we have made and continue to make diligent efforts to recruit, train and retain qualified talent. While we believe our compensation and benefits offerings position us for success in meeting our personnel needs, we continue to be mindful of and responsive to changing labor market dynamics, and we are committed to being competitive in recruiting and retaining the best qualified talent possible.

Seasonality

We typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year, and excluding other volatility, we would normally expect 48% of total net sales to occur during the first half of a fiscal year and 52% of total net sales to occur during the second half of a fiscal year. We believe this historical seasonality pattern is generally indicative of an overall trend and reflective of the buying patterns and budgetary cycles of our customers. However, this pattern may be altered during any quarter or year by the quarterly and annual variability of net sales due to other factors, such as: the timing of larger projects, the timing of orders from larger customers, market demand in certain of our targeted markets, other economic factors impacting our industry or impacting the industries of our customers and end-users, and various macroeconomic conditions. While we believe seasonality may be a factor that impacts our quarterly net sales results, we are not able to reliably predict net sales based on seasonality because net sales variability, due to such other factors, can also, and often does, substantially impact our net sales patterns during the year. During our last two fiscal years, approximately 46% of our total net sales occurred during the first half of fiscal years 2025 and 2024 and approximately 54% of our total net sales occurred during the second half of fiscal years 2025 and 2024.

Item 1A. RISK FACTORS

Item 1A. Risk Factors is not a required disclosure for a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended.

Certain risk factors that may adversely affect the Company, the Company’s future results of operations and future financial condition, and future market valuation of the Company are mentioned under “Forward-Looking Information” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report for the fiscal year ended October 31, 2025 (filed as Exhibit 13.1 to this report on Form 10-K), and in our Quarterly Reports on Form 10-Q.

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

We are not aware of any existing cybersecurity threats that would materially affect, or that are reasonably likely to materially affect, our business strategy, results of operations, liquidity or financial conditions. Furthermore, we are not aware of having experienced any significant cybersecurity incidents during fiscal year 2025.

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

We own our facility in Swannanoa, North Carolina, which is near Asheville, North Carolina and the land on which our Asheville facility is located. Our Asheville facility primarily houses administrative offices, our enterprise connectivity manufacturing operations, our enterprise connectivity product development function and our enterprise connectivity warehouse. Our Asheville facility is situated on approximately 13 acres of land located east of Asheville, North Carolina. The Asheville facility includes two buildings totaling approximately 64,000 square feet. Our office building at the Asheville facility sustained water damage from a burst water pipe at the end of December 2022, and is not currently being used. The office building is separate from our manufacturing building, which houses our manufacturing operations and certain offices at the same location.

We lease our facility in Plano, Texas, which is near Dallas, Texas. Our Dallas facility primarily houses administrative offices, our harsh environment and specialty connectivity manufacturing operations, certain enterprise connectivity manufacturing operations, our harsh environment and specialty connectivity product development function, and our harsh environment and specialty connectivity warehouse. Our Dallas facility is located in an industrial complex of suites. The space leased is approximately 34,000 square feet.

We lease a warehouse facility in Roanoke, Virginia. The space leased is approximately 36,000 square feet and is used primarily to store raw materials and other items related to our fiber optic cable operations.

We believe that we operated at approximately 50% of our production equipment capacity on average at our collective manufacturing facilities during fiscal year 2025. This determination is based on a capacity calculation that assumes we would be fully staffed to run production at all of our locations twenty-four hours per day, seven days a week, all year. Since various production equipment is specialized and our product mix varies, individual manufacturing equipment may operate at higher or lower production capacity during any given period of time. Additionally, we can experience capacity constraints based on the types of products that are being manufactured at any given time and related inherent limitations in the manufacturing process as well as the time it takes to hire and train new employees.

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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information pertaining to shareholders beneficially owning more than five percent of the Company’s common stock and the security ownership of management, which is set forth under the caption “Beneficial Ownership of Securities” in the Proxy Statement for the 2026 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The Company had 8,870,070 shares of common stock issued and outstanding at October 31, 2025. Employees of the Company and members of the Board of Directors owned at least 33.5% of the shares issued and outstanding at October 31, 2025, including shares still subject to potential forfeiture based on vesting requirements.

The information contained under the caption “Corporate Information” of our Annual Report for the fiscal year ended October 31, 2025, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 6.  RESERVED

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for the fiscal year ended October 31, 2025, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of October 31, 2025, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information contained under the captions “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” and “Report of Independent Registered Public Accounting Firm” of our Annual Report for the fiscal year ended October 31, 2025, filed as Exhibit 13.1 to this report on Form 10-K, is incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in our accountants and the Company did not have any disagreements with its accountants on any accounting matter or financial disclosure made during our fiscal year ended October 31, 2025.

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

As of October 31, 2025, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer (principal accounting officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the chief executive office and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2025.

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

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline. Management conducted an evaluation of the design and effectiveness of the Company’s system of internal control over financial reporting as of October 31, 2025, based on the framework set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on its evaluation, management concluded that, as of October 31, 2025, the Company’s internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

On July 7, 2025, Optical Cable Corporation and Lightera, part of the Furukawa Electric Group, announced that OCC and Lightera had entered into a strategic collaboration agreement to expand product offerings and solutions—especially for the data center and enterprise sectors.  See description under the Strategic Collaboration and Investment heading in Item 1 Business.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information with respect to the Directors of the registrant, see “Election of Directors,” and “Executive Officers” in the Proxy Statement for the 2026 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

For information with respect to the executive officers of the registrant, see “Executive Officers” in the Proxy Statement for the 2026 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

The information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, which is set forth under the caption “Delinquent Section 16(a) Reports” (if applicable) in the Proxy Statement for the 2026 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning the Company’s code of ethics that applies to the Company’s principal executive officer and the Company’s senior financial officers required by this Item is incorporated herein by reference to the Proxy Statement for the 2026 Annual Meeting of Shareholders of the Company under the heading “Code of Ethics.”

Item 11. EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation,” and “Director Compensation” in the Proxy Statement for the 2026 Annual Meeting of Shareholders of the Company is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning stock ownership by directors, executive officers and shareholders beneficially owning more than five percent of the Company’s common stock, which is set forth under the caption “Beneficial Ownership of Securities” in the Proxy Statement for the 2026 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning securities authorized for issuance under equity compensation plans required by this Item is incorporated herein by reference to the Proxy Statement for the 2026 Annual Meeting of Shareholders of the Company under the heading “Equity Compensation Plan Information.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information with respect to certain transactions with management of the Company, which is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement for the 2026 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to certain principal accountant fees and services, which is set forth under the caption “Independent Registered Public Accounting Firm” in the Proxy Statement for the 2026 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

The information concerning pre-approval policies for audit and non-audit services required by this Item is incorporated herein by reference to the Proxy Statement for the 2026 Annual Meeting of Shareholders of the Company under the heading “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.”

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) List of documents filed as part of this report:

1.

Financial statements: The Company’s consolidated financial statements and related notes thereto are hereby incorporated by reference to pages 20 to 45 of the Company’s Annual Report filed as Exhibit 13.1 to this Form 10-K.

2.	Financial statement schedules: All schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes thereto.

3.	Exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K are as follows:

Exhibit No.	Description

3.1

Articles of Amendment and Amended and Restated Articles of Incorporation filed November 5, 2001 to the Amended and Restated Articles of Incorporation, as amended through November 5, 2001 (incorporated herein by reference to Exhibit 1 to the Company’s Form 8-A12G filed with the Commission on November 5, 2001).

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

4.10

Loan and Security Agreement dated July 24, 2020 by and among Optical Cable Corporation along with its subsidiaries Applied Optical Systems, Inc. and Centric Solutions LLC, and North Mill Capital LLC (doing business as SLR Business Credit) (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 30, 2020).

4.11

Revolving Credit Master Promissory Note dated July 24, 2020 by Optical Cable Corporation along with its subsidiaries Applied Optical Systems, Inc. and Centric Solutions LLC in favor of North Mill Capital LLC (doing business as SLR Business Credit) (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 30, 2020).

4.12

Payoff Letter from Pinnacle Bank to North Mill Capital LLC (doing business as SLR Business Credit) and Optical Cable Corporation (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed July 30, 2020).

4.13

Amended and Restated Stockholder Protection Rights Agreement, dated as of November 2, 2021, between Optical Cable Corporation and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-A12G filed with the Commission on November 5, 2021).

4.14

Modification Agreement dated as of July 5, 2022, by and between North Mill Capital LLC (doing business as SLR Business Credit) and Optical Cable Corporation along with its subsidiaries Applied Optical Systems, Inc., and Centric Solutions LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 7, 2022).

4.15

Omnibus Amendment of Loan Documents dated October 31, 2023 by and between Optical Cable Corporation and Northeast Bank (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 3, 2023).

10.1*	Optical Cable Corporation 2017 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement on Form 14A filed March 13, 2017).

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

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended October 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of October 31, 2025 and 2024, (ii) Consolidated Statements of Operations for the years ended October 31, 2025 and 2024, (iii) Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2025 and 2024, (iv) Consolidated Statements of Cash Flows for the years ended October 31, 2025 and 2024, and (v) Notes to Consolidated Financial Statements. FILED HEREWITH.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTICAL CABLE CORPORATION

Date:	December 18, 2025	By:	/S/ NEIL D. WILKIN, JR.
Neil D. Wilkin, Jr. Chairman of the Board of Directors, President and Chief Executive Officer

Date:	December 18, 2025	By:	/S/ TRACY G. SMITH
Tracy G. Smith Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 18, 2025.

Date:	December 18, 2025	/S/ NEIL D. WILKIN, JR.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date:	December 18, 2025	/S/ RANDALL H. FRAZIER
Randall H. Frazier Director

Date:	December 18, 2025	/S/ JOHN M. HOLLAND
John M. Holland Director

Date:	December 18, 2025	/S/ JOHN A. NYGREN
John A. Nygren Director

Date:	December 18, 2025	/S/ CRAIG H. WEBER
Craig H. Weber Director