Form 10-Q
period 2026-01-31
OPTICAL CABLE CORP
filed 2026-03-10
CIK 1000230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

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

(540) 265-6090
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

As of March 4, 2026, 8,831,598 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Three Months Ended January 31, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OPTICAL CABLE CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	January 31,	October 31,
	2026	2025
Assets
Current assets:
Cash	$125,867	$237,508
Trade accounts receivable, net of allowance for credit losses of $58,933 at January 31, 2026 and $72,909 at October 31, 2025	8,079,326	10,280,616
Income taxes refundable - current	10,126	13,500
Other receivables	47,128	19,863
Inventories	20,894,017	19,801,754
Prepaid expenses and other assets	486,545	402,542
Total current assets	29,643,009	30,755,783

Property and equipment, net	6,585,196	6,589,517
Intangible assets, net	493,338	481,225
Other assets, net	2,053,117	2,233,256
Total assets	$38,774,660	$40,059,781

Liabilities, Redeemable Restricted Common Stock and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$2,556,174	$2,570,793
Note payable, revolver - current	4,567,644	5,624,816
Accounts payable and accrued expenses	7,210,455	6,848,785
Accrued compensation and payroll taxes	1,823,754	1,784,207
Income taxes payable	31,339	24,688
Total current liabilities	16,189,366	16,853,289

Other noncurrent liabilities	1,476,666	1,632,587
Total liabilities	17,666,032	18,485,876

Redeemable restricted common stock, no par value, 642,199 shares issued and outstanding as of January 31, 2026 and October 31, 2025	2,979,803	5,066,950

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 8,189,399 shares at January 31, 2026 and 8,227,871 shares at October 31, 2025	15,675,994	15,743,742
Retained earnings	2,452,831	763,213
Total shareholders’ equity	18,128,825	16,506,955

Commitments and contingencies
Total liabilities, redeemable restricted common stock and shareholders' equity	$38,774,660	$40,059,781

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	January 31,
	2026	2025
Net sales	$16,430,955	$15,742,617
Cost of goods sold	11,061,191	11,115,823

Gross profit	5,369,764	4,626,794

Selling, general and administrative expenses	5,557,705	5,459,059
Royalty expense, net	6,586	6,571
Amortization of intangible assets	13,768	13,516

Loss from operations	(208,295)	(852,352)

Other income (expense), net:
Interest expense, net	(210,648)	(263,731)
Other, net	(49)	20,719

Other expense, net	(210,697)	(243,012)

Loss before income taxes	(418,992)	(1,095,364)

Income tax expense (benefit)	(21,463)	12,067

Net loss	$(397,529)	$(1,107,431)

Net loss per share: Basic and diluted	$(0.05)	$(0.14)

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Three Months Ended January 31, 2026
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2025	8,227,871	$15,743,742	$763,213	$16,506,955
Share-based compensation, net	(38,472)	(67,748)	—	(67,748)
Change in aggregate redemption value of redeemable restricted common stock	—	—	2,087,147	2,087,147
Net loss	—	—	(397,529)	(397,529)
Balances at January 31, 2026	8,189,399	$15,675,994	$2,452,831	$18,128,825

	Three Months Ended January 31, 2025
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2024	8,220,344	$15,464,416	$5,377,500	$20,841,916
Share-based compensation, net	(21,767)	7,051	—	7,051
Net loss	—	—	(1,107,431)	(1,107,431)
Balances at January 31, 2025	8,198,577	$15,471,467	$4,270,069	$19,741,536

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	January 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(397,529)	$(1,107,431)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	196,572	211,956
Bad debt recovery	(13,976)	(37,240)
Share-based compensation expense	88,974	114,364
Loss on disposal of property and equipment	65	288
(Increase) decrease in:
Trade accounts receivable	2,215,266	2,777,366
Other receivables	(27,265)	59,020
Income taxes refundable	3,374	—
Inventories	(1,092,263)	(373,126)
Prepaid expenses and other assets	(84,003)	35,902
Other assets	118,637	114,450
Increase (decrease) in:
Accounts payable and accrued expenses	235,321	917,682
Accrued compensation and payroll taxes	39,547	55,064
Income taxes payable	6,651	4,988
Other noncurrent liabilities	(122,302)	(98,591)

Net cash provided by operating activities	1,167,069	2,674,692

Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(137,953)	(71,867)
Investment in intangible assets	(25,881)	(3,408)

Net cash used in investing activities	(163,834)	(75,275)

Cash flows from financing activities:
Proceeds from note payable, revolver	17,807,091	16,030,369
Payments on note payable, revolver	(18,864,263)	(18,697,709)
Principal payments on long-term debt	(14,619)	(13,372)
Payments for financing costs	(25,000)	(25,000)
Principal payments on finance leases	(18,085)	(9,645)

Net cash used in financing activities	(1,114,876)	(2,715,357)

Net decrease in cash	(111,641)	(115,940)

Cash at beginning of period	237,508	244,247

Cash at end of period	$125,867	$128,307

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Three Months Ended January 31, 2026

(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10‑Q and Regulation S‑X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2026 are not necessarily indicative of the results for the fiscal year ending October 31, 2026 because the following items, among other things, may impact those results: changing macroeconomic conditions in various markets, supply chain and labor constraints impacting production volumes, any increased costs related to government and private industry mandates in the areas of the world in which we operate, changes in market conditions, seasonality, inflation and interest rates, changes in technology, competitive conditions, timing of certain projects and purchases by key customers, significant variations in sales resulting from high volatility and timing of large sales orders among a limited number of customers in certain markets, ability of management to execute its business plans, continued ability to maintain and/or secure future debt and/or equity financing to adequately finance ongoing operations; as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2025 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10‑Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2025.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires public entities to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”). Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosure requirements in ASC 280, Segment Reporting, on an interim and annual basis. The guidance in ASU 2023-07 is effective for annual reporting periods in fiscal years beginning after December 15, 2023 and interim reporting periods in fiscal years beginning after December 31, 2024. The Company adopted ASU 2023-07 on a retrospective basis for the annual period ended October 31, 2025 and for interim reporting periods beginning with the fiscal quarter ended January 31, 2026. See note 11 for further information regarding the Company’s single reportable segment disclosures.

(2)	Stock Incentive Plan and Other Share‑Based Compensation

As of January 31, 2026, there were approximately 410,000 remaining shares available for grant under the Optical Cable Corporation Stock Incentive Plan, as amended (“2017 Plan”).

Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations for the three months ended January 31, 2026 and 2025 was $88,974 and $114,364, respectively. Share-based compensation expense is entirely related to expense recognized in connection with the vesting of restricted stock awards or other stock awards.

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

Restricted stock award activity during the three months ended January 31, 2026 consisted of restricted shares forfeited totaling 6,685 shares and restricted shares withheld for taxes in connection with the vesting of restricted shares totaling 31,787 shares. OCC restricted stock grants provide the participant with the option to surrender shares to pay for withholding tax obligations resulting from any vesting restricted shares, or to pay cash to the Company or taxing authorities in the amount of the withholding taxes owed on the value of any vesting restricted shares in order to avoid surrendering shares. The Company accrued $156,722 as of January 31, 2026 related to the surrender of shares by participants to pay for withholding taxes on shares that vested on January 31, 2026.

As of January 31, 2026, the estimated amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will recognize over a 3.2 year weighted-average period is approximately $657,000.

(3)	Allowance for Credit Losses for Trade Accounts Receivable

A summary of changes in the allowance for credit losses for trade accounts receivable for the three months ended January 31, 2026 and 2025 follows:

	Three Months Ended
	January 31,
	2026	2025
Balance at beginning of period	$72,909	$92,125
Bad debt recovery	(13,976)	(37,240)
Balance at end of period	$58,933	$54,885

(4)	Inventories

Inventories as of January 31, 2026 and October 31, 2025 consist of the following:

	January 31,	October 31,
	2026	2025
Finished goods	$6,676,856	$5,542,575
Work in process	5,436,263	5,047,737
Raw materials	8,453,284	8,890,488
Production supplies	327,614	320,954
Total	$20,894,017	$19,801,754

(5)	Product Warranties

As of January 31, 2026 and October 31, 2025, the Company’s accrual for estimated product warranty claims totaled $105,000 and $100,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense for the three months ended January 31, 2026 and 2025 totaled $23,982 and $9,627, respectively. Warranty claims expense includes certain costs to investigate claims and potential claims, and the costs to replace and/or repair product pursuant to claims, which can include claims not deemed valid by the Company.

The following table summarizes the changes in the Company’s accrual for product warranties during the three months ended January 31, 2026 and 2025:

	Three Months Ended
	January 31,
	2026	2025
Balance at beginning of period	$100,000	$65,000
Liabilities accrued for warranties issued during the period	54,813	59,413
Warranty claims and costs paid during the period	(18,982)	(9,627)
Changes in liability for pre-existing warranties during the period	(30,831)	(49,786)
Balance at end of period	$105,000	$65,000

(6)	Long-term Debt and Notes Payable

The Company has credit facilities consisting of a real estate term loan, as amended and restated (the “Virginia Real Estate Loan”), and a Revolving Credit Master Promissory Note and related Loan and Security Agreement (collectively, the “Revolver”).

The Virginia Real Estate Loan is with Northeast Bank and is payable in monthly installments of principal and interest. Principal is calculated using the unpaid balance of the loan and a two hundred forty (240) month amortization schedule. Interest is computed on the aggregate principal balance outstanding at a rate equal to the Prime Rate, adjusted monthly on the fifth day of each calendar month in accordance with changes to the Prime Rate, provided, however, that the interest rate is never less than 8.5% per annum on the basis of a 360-day year times the actual number of days elapsed. The Prime Rate was 6.75% per annum at January 31, 2026 and 7.0% at October 31, 2025. The maturity date of the Virginia Real Estate Loan is May 5, 2026. The Company intends to refinance the obligation prior to maturity.

The Loan is secured by a first lien deed of trust on the land and buildings at the Company’s headquarters and manufacturing facilities located in Roanoke, Virginia.

The Company had an outstanding balance on its Virginia Real Estate Loan of $2.6 million as of January 31, 2026 and October 31, 2025.

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

The maximum aggregate principal amount subject to the Revolver is $18,000,000. Interest accrues on the daily balance at the per annum rate of 1.5% above the Prime Rate in effect from time to time, but not less than 4.75% (the “Applicable Rate”). As a result, the Revolver accrued interest at an 8.25% rate at January 31, 2026 and 8.5% at October 31, 2025. In the event of a default, interest may become 6.0% above the Applicable Rate. The loan may be extended subject to the agreement of SLR.

The Company’s Revolver requires a lockbox arrangement, which provides for all cash receipts to be swept daily to reduce the balance outstanding. This arrangement, combined with the existence of a “subjective acceleration clause” (as defined by U.S. generally accepted accounting principles) in the Revolver, requires the balance on the Revolver to be classified as a current liability. The “subjective acceleration clause” allows SLR to declare an event of default if there is a material adverse change in the Company’s business or financial condition. Upon the occurrence of an event of default, SLR may, among other things, declare all obligations payable in full. Management believes that no such material adverse change has occurred. In addition, at January 31, 2026 and through the date of this report, SLR has not informed the Company that any such event of default has occurred.

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

As of January 31, 2026, the Company had $4.6 million of outstanding borrowings on its Revolver and $4.7 million in available credit. As of October 31, 2025, the Company had $5.6 million of outstanding borrowings on its Revolver and $4.7 million in available credit.

(7)	Leases

The Company has an operating lease agreement for approximately 34,000 square feet of office, manufacturing and warehouse space in Plano, Texas (near Dallas). The lease term expires on November 30, 2029.

The Company has an operating lease agreement for approximately 36,000 square feet of warehouse space in Roanoke, Virginia. The lease term expires on April 30, 2026.

The Company also leases certain office equipment under an operating lease with an initial 60-month term. The lease term expires December 9, 2029.

The Company leases printers that are used in the Roanoke, Virginia manufacturing facility. The lease term expires on August 22, 2026. The right-of-use asset is being amortized on a straight-line basis over seven years. When the lease term ends, if the Company elects to purchase and retain the printers for a nominal fee, title will transfer to the Company and the remaining net book value of the right-of-use asset will be classified as property and equipment.

The Company leases test equipment that is used in the Asheville, North Carolina manufacturing facility. The lease term expires on June 26, 2030. The right-of-use asset is being amortized on a straight-line basis over five years. When the lease term ends, if the Company elects to retain the test equipment, title will transfer to the Company and the remaining net book value of the right-of-use asset will be classified as property and equipment.

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

Operating lease right-of-use assets of $1,574,225 and $1,686,290 were included in other assets at January 31, 2026 and October 31, 2025, respectively. Operating lease liabilities of $374,226 and $1,267,771 were included in accounts payable and accrued expenses, and other noncurrent liabilities, respectively, at January 31, 2026. Operating lease liabilities of $392,898 and $1,358,584 were included in accounts payable and accrued expenses, and other noncurrent liabilities, respectively, at October 31, 2025. Operating lease expense recognized during the three months ended January 31, 2026 and 2025 totaled $153,107 and $155,393, respectively.

The weighted average remaining lease term for the operating leases was 45.2 months and the weighted average discount rate was 9.5% as of January 31, 2026.

For the three months ended January 31, 2026 and 2025, cash paid for operating lease liabilities totaled $150,027 and $137,517, respectively. For the three months ended January 31, 2026, there were no right-of-use assets obtained in exchange for new operating lease liabilities. For the three months ended January 31, 2025, right-of-use assets obtained in exchange for new operating lease liabilities totaled $266,141 and there was a reduction in right-of-use assets for terminated lease liabilities totaling $21,344.

For the three months ended January 31, 2026 and 2025, there were no right-of-use assets obtained in exchange for new finance lease liabilities.

Finance lease right-of-use assets of $241,203 and $257,986 were included in other assets at January 31, 2026 and October 31, 2025, respectively. Finance lease liabilities of $77,549 and $136,338 were included in accounts payable and accrued expenses, and other noncurrent liabilities, respectively, at January 31, 2026. Finance lease liabilities of $87,014 and $144,957 were included in accounts payable and accrued expenses, and other noncurrent liabilities, respectively, at October 31, 2025. Interest expense related to the finance leases totaled $4,036 and $1,072 for the three months ended January 31, 2026 and 2025, respectively. For the three months ended January 31, 2026 and 2025, amortization expense related to the finance leases totaled $16,784 and $7,374, respectively.

The weighted average remaining lease term for the finance leases was 43.5 months and the weighted average discount rate was 7.3% as of January 31, 2026.

For the three months ended January 31, 2026, cash paid for the finance lease liabilities totaled $4,036 for interest and $18,085 for principal. For the three months ended January 31, 2025, cash paid for the finance lease liabilities totaled $1,072 for interest and $9,645 for principal.

The Company’s future payments due under leases reconciled to the lease liabilities are as follows:

Fiscal Year	Operating leases	Finance leases
2026 (1)	$390,393	$79,209
2027	493,180	45,616
2028	510,241	45,616
2029	527,981	45,616
Thereafter	44,122	30,411
Total undiscounted lease payments	1,965,917	246,468
Present value discount	(323,920)	(32,581)
Total lease liability	$1,641,997	$213,887

(1) Remaining nine months of fiscal year 2026.

(8)	Fair Value Measurements

The carrying amounts reported in the condensed consolidated balance sheets as of January 31, 2026 and October 31, 2025 for cash, trade accounts receivable, income taxes refundable – current, other receivables, current installments of long-term debt, accounts payable and accrued expenses, accrued compensation and payroll taxes, and income taxes payable approximate fair value because of the short maturity of these instruments. The carrying values reported in the condensed consolidated balance sheets as of January 31, 2026 and October 31, 2025 of the Company’s note payable, revolver – current approximate fair value because the interest rates vary with the market. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

(9)	Net Loss Per Share

Basic net loss per share excludes dilution and is computed by dividing net loss available to common shareholders by the weighted-average number of common shares and shares of redeemable restricted common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net loss of the Company.

The following is a reconciliation of the numerators and denominators of the net loss per share computations for the periods presented:

	Three Months Ended
	January 31,
	2026	2025
Net loss (numerator)	$(397,529)	$(1,107,431)
Shares (denominator)	8,593,284	7,815,047
Basic and diluted net loss per share	$(0.05)	$(0.14)

Nonvested shares which have been issued and were outstanding as of January 31, 2026 and 2025 totaling 274,533 and 405,297 were not included in the computation of basic and diluted net loss per share for the three months ended January 31, 2026 and 2025 (because to include such shares would have been antidilutive, or in other words, to do so would have reduced the net loss per share for those periods).

(10)	Business and Credit Concentrations

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not‑for‑profit organizations. Concentration of credit risk with respect to trade receivables is normally limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of January 31, 2026 have been adequately provided for in the condensed consolidated financial statements. The Company includes all entities under common ownership for the purpose of calculating business concentrations.

For the three months ended January 31, 2026 and 2025, 15.9% and 14.5%, respectively, of consolidated net sales were attributable to one distributor customer.

(11)	Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the CODM, who makes decisions about allocating resources and assessing performance, as described in accordance with U.S. generally accepted accounting principles. The Company’s CODM is its Chief Executive Officer.

The Company has identified a single reportable segment for purposes of segment reporting and manages the business activities of the single operating segment on a consolidated basis. The Company’s single operating segment derives revenues from sales of its fiber optic and copper data communication cabling and connectivity solutions in the enterprise market and various harsh environment and specialty markets.

Financial information is provided to the CODM primarily on a consolidated basis. The CODM evaluates the Company’s financial performance and makes key operating decisions, including the allocation of resources, based primarily on consolidated net sales, consolidated operating income (loss) and net income (loss). The Company’s financial statements provide a comprehensive view of its overall financial condition.

The following table presents selected financial information with respect to the Company's single reportable segment, including significant single reportable segment expenses that are regularly provided to the CODM:

	Three Months Ended
	January 31,
	2026	2025
Net sales	$16,430,955	$15,742,617
Cost of goods sold	11,061,191	11,115,823
Employee and contracted sales personnel-related expenses	3,754,432	3,652,807
Shipping expenses	467,286	380,260
Travel and entertainment expenses	171,663	118,192
Professional fees and expenses	121,969	257,060
Other (1)	1,062,709	1,070,827
Loss from operations	(208,295)	(852,352)
Other expense
Interest expense	(210,648)	(263,731)
Other income (expense)	(49)	20,719
Other expense, net	(210,697)	(243,012)

Loss before income taxes	(418,992)	(1,095,364)
Income tax expense (benefit)	(21,463)	12,067
Net loss	$(397,529)	$(1,107,431)

(1) Other is comprised of other segment SG&A expenses including certain public company expenses, corporate insurance premiums not included in employee and contracted sales personnel-related expenses, marketing expenses, certain office and manufacturing facility expenses and all other SG&A expenses not individually set forth in the table above, as well as royalty expense, net and amortization of intangible assets.

Information related to the Company’s geographical distribution of revenues is disclosed in note 12.

(12)	Revenue Recognition

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

The Company recognizes revenue at the point in time when products are shipped or delivered from its manufacturing facility to its customer, in accordance with the agreed-upon shipping terms.  Since the Company typically invoices the customer at the same time that performance obligations are satisfied, no contract assets are recognized. The Company’s contract liability represents advance consideration received from customers prior to transfer of the product.  This liability was $152,426 as of January 31, 2026 and $68,386 as of October 31, 2025.

Sales to certain customers are made pursuant to agreements that provide price adjustments and limited return rights with respect to the Company’s products.  The Company maintains a reserve for estimated future price adjustment claims, rebates and returns as a refund liability, included in accounts payable and accrued expenses, and the Company excludes such amounts from net sales. The Company’s refund liability was $435,531 as of January 31, 2026 and $403,816 as of October 31, 2025.

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

The Company incurs expenses for sales incentives to acquire customer contracts that are directly attributable to the contracts.  The incentives are expensed as selling expenses during the period that the related products are transferred to customers.

Disaggregation of Revenue

The following table presents net sales attributable to the United States and all other countries in total for the three months ended January 31, 2026 and 2025:

	Three Months Ended
	January 31,
	2026	2025
United States	$12,304,510	$12,244,247
Outside the United States	4,126,445	3,498,370
Total net sales	$16,430,955	$15,742,617

(13)	Redeemable Restricted Common Stock

The Company issued 642,199 shares of redeemable restricted common stock to Lightera, LLC (“Lightera”) for $2.0 million in cash consideration on July 7, 2025 pursuant a Stock Purchase Agreement (the “SPA”). The SPA provides the Company with the right to repurchase the shares issued to Lightera at a price equal to the greater of the price per share of common stock paid at issuance or the average price per share of common stock as traded for the ten trading days ending on the business day immediately prior to the date on which the call notice is delivered (the “Call Option”). Similarly, Lightera has a corresponding right to require the Company repurchase the shares issued using the same pricing mechanism included in the Call Option (the “Put Option”).

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

The Company may be obligated to cumulatively purchase a sufficient number of redeemable common stock through one or more exercises of the Call Option and the Put Option up to a cap equal to the value of Lightera’s total investment of $2.0 million, using a price per share of redeemable common stock equal to the greater of the price per share of redeemable common stock paid at issuance, or the average price per share of redeemable common stock as traded for the ten trading days ending on the business day immediately prior to the date any individual Call Option or Put Option is exercised.

Generally, the maximum redemption value of the redeemable common stock is $2.0 million; however, in the event Lightera exercises the Put Option for a number of shares of redeemable common stock that would result in a redemption value greater than Lightera’s total investment, the Company may be required to assist Lightera with the disposition of any remaining shares of redeemable common stock in excess of $2.0 million in value, or in certain limited circumstances, the Company may be required to (i) register the remaining shares of redeemable common stock enabling Lightera to publicly trade these shares or (ii) purchase the remaining shares by issuing a promissory note to Lightera. As a result, the Company has recorded the value of the redeemable common stock at the average stock price for the ten days preceding the balance sheet date multiplied by the total number of the redeemable shares.

The Company initially recorded the redeemable common stock at $1,907,517, net of issuance costs of $92,483.

While not currently redeemable, the redeemable common stock is probable of becoming redeemable pursuant to U.S. generally accepted accounting principles and thus the Company has elected to recognize the redeemable common stock at redemption value of $3.0 million as of January 31, 2026. The corresponding changes in redemption value are recognized in retained earnings.

The Company evaluated the Call Option and Put Option and concluded that these embedded features were not indexed to the underlying equity-like instruments and are required to be bifurcated and recognized as a compound derivative instrument. As of the date of issuance and January 31, 2026, the Company concluded the fair value of the bifurcated compound derivative was insignificant as the strike price adjusts with the movement of the trading price of the underlying common stock.

(14)	Contingencies

From time to time, the Company is involved in various claims, legal actions and regulatory reviews arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

(15)	New Accounting Standards Not Yet Adopted

New Accounting Standards Recently Adopted

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires public entities to disclose significant segment expenses that are regularly provided to the CODM, as described in accordance with U.S. generally accepted accounting principles. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosure requirement in ASC 280, Segment Reporting, on an interim and annual basis. The guidance in ASU 2023-07 is effective for annual reporting periods in fiscal years beginning after December 15, 2023 and interim reporting periods in fiscal years beginning after December 31, 2024. The Company adopted ASU 2023-07 on a retrospective basis for the annual period ended October 31, 2025 and for interim reporting periods beginning with the fiscal quarter ended January 31, 2026. See note 11 for further information regarding the Company’s single reportable segment disclosures.

New Accounting Standards Not Yet Adopted

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

In December 2025, the FASB issued Accounting Standards Update 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). This update clarifies the applicability, form and content, and interim disclosure requirements in ASC Topic 270 and enhances navigability of the interim reporting guidance. ASC 2025-11 also establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact ASU 2025-11 will have on its financial statement disclosures.

In December 2025, the FASB issued Accounting Standards Update 2025-12, Codification Improvements, (“ASU 2025-12”). ASC 2025-12 includes changes that clarify, correct, or otherwise improve certain components of the Accounting Standards Codification. The improvements consist of narrow-scope amendments, technical corrections, clarification of existing guidance, and updates to clarify the appropriate scope and application of certain disclosure requirements. ASU 2025-12 is effective for annual periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact ASU 2025-12 will have on its results of operations, financial position or liquidity or its related financial statement disclosures.

There are no other new accounting standards issued, but not yet adopted by us, which are expected to materially impact our financial position, operating results or financial statement disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to known and unknown variables, uncertainties, contingencies and risks that may cause actual events or results to differ materially from our expectations. Such known and unknown variables, uncertainties, contingencies and risks (collectively, “factors”) may also adversely affect Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”), the Company’s future results of operations and future financial condition, and/or the future equity value of the Company. Factors that could cause or contribute to such differences from our expectations or that could adversely affect the Company include, but are not limited to: the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; economic conditions that affect the telecommunications sector, the data communications sector, certain technology sectors and/or certain industry market sectors (for example, including, but not limited to: commercial/enterprise, military, industrial, broadcast, mining, petrochemical, renewable energy, data centers and wireless carrier industry market sectors); corporate and/or government spending on information technology; actions by competitors; fluctuations in the price and/or availability of raw materials (including optical fiber, copper, gold and other precious metals, plastics and other materials); fluctuations in transportation costs; our dependence on customized equipment for the manufacture of certain of our products in certain production facilities; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing in one or more of the markets in which we participate, including the impact of increased competition; our dependence on a limited number of suppliers for certain product components; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in any litigation, claims, and other actions or disputes, and potential litigation, claims, and other actions or disputes against us or with us; an adverse outcome in any regulatory reviews and audits and potential regulatory reviews and audits; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences for competing technologies relative to our product offering; economic conditions that affect U.S.-based manufacturers; economic conditions or changes in relative currency strengths (for example, the strengthening of the U.S. dollar relative to certain foreign currencies), and import and/or export tariffs imposed by the U.S. and other countries that affect certain geographic markets, industry market sectors, and/or the economy as a whole; changes in demand for our products from certain competitors for which we provide private label connectivity products; changes in the mix of products sold during any given period (due to, among other things, seasonality or varying strength or weaknesses in particular markets in which we participate) which may impact gross profits and gross profit margins or net sales; variations in orders and production volumes affecting fixed-costs coverage and production efficiencies which may impact gross profits and gross profit margins; variations in orders and production volumes of hybrid cables (fiber and copper) with high copper content, which tend to have lower gross profit margins; significant variations in sales resulting from: (i) high volatility within various geographic markets, within targeted markets and industries, for certain types of products, and/or with certain customers (whether related to the market generally or to specific customers’ business in particular), (ii) market variations in existing product inventory levels available, generally or in certain markets, impacting sales orders for products, (iii) timing of large sales orders, and (iv) sales concentration among a limited number of customers in certain markets, particularly the wireless carrier market; terrorist attacks or acts of war, any current or potential future military conflicts, and acts of civil unrest; cold wars and economic sanctions as a result of these activities; changes in the level of spending by the United States government, including, but not limited to military spending; ability to recruit and retain key personnel (including production personnel); poor labor relations; increasing labor costs; delays, extended lead times and/or changes in availability of needed raw materials (including, but not limited to, optical fiber), equipment and/or supplies; shipping and other logistics challenges; impact of inflation on costs, including raw materials and labor, and ability to pass along any increased costs to customers; impact of import and/or export tariffs imposed by the U.S. and other countries on costs, and ability to pass along any increased costs to customers; impact of higher interest rates increasing the cost of capital; impact of cybersecurity risks and incidents and the related actual or potential costs and consequences of such risks and incidents, including costs and regulations to limit such risks; the impact of data privacy laws, including any applicable international privacy laws, and the related actual or potential costs and consequences; the impact of changes in accounting policies and related costs of compliance, including changes by the Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board (“PCAOB”), the Financial Accounting Standards Board (“FASB”), and/or the International Accounting Standards Board (“IASB”); our ability to continue to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; the impact of changes and potential changes in federal or state laws and regulations adversely affecting our business and/or which result in increases in our direct and indirect costs, including our direct and indirect costs of compliance with such laws and regulations; rising healthcare costs; impact of new or changed government laws and regulations on healthcare costs; the impact of changes in state or federal tax laws and regulations increasing our costs and/or impacting the net return to investors owning our shares; any changes in the status of our compliance with covenants, if any, with our lenders; our continued ability to maintain and/or secure future debt financing and/or equity financing to adequately finance our ongoing operations; the impact of any redemption of redeemable common stock; the impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers or suppliers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers or suppliers, and/or by entering into alliances with, making investments in or with, and/or acquiring parties that compete with and/or have conflicts with our customers or suppliers; voluntary or involuntary delisting of the Company’s common stock from any exchange on which it is traded; the deregistration by the Company from SEC reporting requirements as a result of the small number of holders of the Company’s common stock; adverse reactions by customers, vendors or other service providers to unsolicited proposals regarding the ownership or management of the Company; the additional costs of considering, responding to and possibly defending our position on unsolicited proposals regarding the ownership or management of the Company; direct and indirect impacts of weather, natural disasters and/or epidemic, pandemic or endemic diseases in the areas of the world in which we operate, market our products and/or acquire raw materials including, but not limited to: impacts on demand for our products, impacts on supply chains, impacts on our manufacturing capabilities, labor constraints impacting our production volumes and costs, and other impacts on our sales and/or costs; any present or future government mandates, travel restrictions, shutdowns or other regulations regarding any epidemic, pandemic or endemic diseases; an increase in the number of shares of the Company’s common stock issued and outstanding; economic downturns generally and/or in one or more of the markets in which we operate; changes in market demand, exchange rates, productivity, market dynamics, market confidence, macroeconomic and/or other economic conditions in the areas of the world in which we operate and market our products; and our success in managing the risks involved in the foregoing.

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

Overview of Optical Cable Corporation

Optical Cable Corporation (or OCC®) is a leading manufacturer of a broad range of fiber optic and copper data communication cabling and connectivity solutions primarily for the enterprise market and data center markets and various harsh environment and specialty markets (collectively, the non-carrier markets), and also the wireless carrier market, offering integrated suites of high quality products which operate as a system solution or seamlessly integrate with other components. Our product offerings include designs for uses ranging from enterprise networks, data centers, residential, campus and Passive Optical LAN (POL) installations to customized products for specialty applications and harsh environments, including military, industrial, mining, petrochemical, renewable energy and broadcast applications. Our products include fiber optic and copper cabling, hybrid cabling (which includes fiber optic and copper elements in a single cable), fiber optic and copper connectors, specialty fiber optic, copper and hybrid connectors, fiber optic and copper patch cords, pre-terminated fiber optic and copper cable trunks and assemblies, racks, cabinets, data center and datacom enclosures, patch panels, face plates, multimedia boxes, fiber optic reels and accessories and other cable and connectivity management accessories, and are designed to meet the most demanding needs of end-users, delivering a high degree of reliability and outstanding performance characteristics.

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

Founded in 1983, Optical Cable Corporation is headquartered in Roanoke, Virginia with offices, manufacturing and warehouse facilities located in Roanoke, Virginia, near Asheville, North Carolina, and near Dallas, Texas. We primarily manufacture our fiber optic cables at our Roanoke facility which is ISO 9001:2015 registered, primarily manufacture our enterprise connectivity products at our Asheville facility which is ISO 9001:2015 registered, and manufacture enterprise connectivity products and primarily manufacture our harsh environment and specialty connectivity products at our Dallas facility which is ISO 9001:2015 registered and MIL-STD-790G certified.

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

Optical Cable Corporation entered into a strategic collaboration agreement with Lightera, LLC (“Lightera”) on July 7, 2025 to expand product offerings and solutions—especially for the data center and enterprise sectors. As part of this strategic collaboration, OCC and Lightera have combined portions of the product portfolios of both companies to deliver additional integrated cabling and connectivity solution offerings, which will include certain Lightera products being offered and sold by OCC. In connection with this strategic collaboration, Lightera purchased 642,199 redeemable restricted shares of common stock from OCC, which represent approximately 7.3% of OCC’s outstanding common shares as of January 31, 2026.

Optical Cable Corporation™, OCC®, Procyon®, Superior Modular Products™, SMP Data Communications™, Applied Optical Systems™, Centric Solutions™ and associated logos are trademarks of Optical Cable Corporation. Lightera™ and associated logos are trademarks of Lightera, LLC.

Summary of Company Performance for First Quarter of Fiscal Year 2026

●	Consolidated net sales for the first quarter of fiscal year 2026 increased 4.4% to $16.4 million, compared to $15.7 million for the same period last year.

●	Gross profit increased 16.1% to $5.4 million in the first quarter of fiscal year 2026, compared to $4.6 million for the first quarter of fiscal year 2025.

●	Gross profit margin (gross profit as a percentage of net sales) increased to 32.7% during the first quarter of fiscal year 2026, compared to 29.4% for the first quarter of fiscal year 2025.

●

SG&A expenses were $5.6 million during the first quarter of fiscal year 2026, compared to $5.5 million for the same period last year. SG&A expenses as a percentage of net sales were 33.8% during the first quarter of fiscal year 2026, compared to 34.7% during the same period in fiscal year 2025.

●	Net loss was $398,000, or $0.05 per share, during the first quarter of fiscal year 2026, compared to $1.1 million, or $0.14 per share, for the comparable period last year.

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

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended
	January 31,
	2026	2025	Percent change
Net sales	$16,431,000	$15,743,000	4.4%
Gross profit	5,370,000	4,627,000	16.1%
SG&A expenses	5,558,000	5,459,000	1.8%
Loss from operations	(208,000)	(852,000)	75.6%
Net loss	(398,000)	(1,107,000)	64.1%

Three Months Ended January 31, 2026 and 2025

Net Sales

Consolidated net sales for the first quarter of fiscal year 2026 increased 4.4% to $16.4 million, compared to net sales of $15.7 million for the same period last year. We experienced an increase in net sales in both our enterprise and specialty markets during the first quarter of fiscal year 2026, compared to the same period last year. We continue to see general market improvements in our industry and strength in our severe duty market.

Net sales to customers outside of the United States increased 18.0% and net sales to customers in the United States increased less than one percent in the first quarter of fiscal year 2026, compared to the same period last year. We can experience fluctuations in sales from quarter to quarter in the various markets (both industries and geographies) in which we operate for various reasons.

At the end of the first quarter of fiscal year 2026, our sales order backlog/forward load was $10.4 million compared to $7.3 million as of October 31, 2025.

We typically expect net sales to be relatively lower in the first half of each fiscal year and relatively higher in the second half of each fiscal year, and excluding other volatility, we would normally expect 48% of total net sales to occur during the first half of a fiscal year and 52% of total net sales to occur during the second half of a fiscal year. We believe this historical seasonality pattern is generally indicative of an overall trend and reflective of the buying patterns and budgetary cycles of our customers. However, this pattern may be altered during any quarter or year by the quarterly and annual variability of net sales due to other factors, such as: the timing of larger projects, the timing of orders from larger customers, other economic factors impacting our industry or impacting the industries of our customers and end-users, and various macroeconomic conditions. While we believe seasonality may be a factor that impacts our quarterly net sales results, we are not able to reliably predict net sales based on seasonality because net sales variability due to such other factors can also, and often does, substantially impact our net sales patterns during the year. During our last two fiscal years, approximately 46% of our total net sales occurred during the first half of fiscal years 2025 and 2024 and approximately 54% of our total net sales occurred during the second half of fiscal years 2025 and 2024.

Gross Profit

Our gross profit increased 16.1% to $5.4 million in the first quarter of fiscal year 2026, compared to gross profit of $4.6 million in the first quarter of fiscal year 2025. Gross profit margin, or gross profit as a percentage of net sales, increased to 32.7% in the first quarter of fiscal year 2026, compared to 29.4% in the first quarter of fiscal year 2025.

Gross profit margin for the first quarter of fiscal 2026, when compared to the same period last year, was positively impacted by higher volumes, as fixed charges were spread over higher sales—the impact of our strong manufacturing operating leverage. Additionally, our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may vary based on changes in product mix.

Selling, General, and Administrative Expenses

SG&A expenses increased to $5.6 million, or 1.8%, during the first quarter of fiscal year 2026, when compared to $5.5 million during the first quarter of fiscal year 2025. SG&A expenses as a percentage of net sales were 33.8% in the first quarter of fiscal year 2026, compared to 34.7% in the first quarter of fiscal year 2025.

The increase in SG&A expenses during the first quarter of fiscal year 2026, compared to the same period last year, was primarily the result of increases in employee and contracted sales personnel-related costs totaling $102,000 and shipping costs totaling $87,000. Both employee and contracted sales personnel-related costs, which include sales incentives, and shipping costs increased due to increases in net sales.

Generally, our SG&A expense as a percentage of net sales decreases as fix charges are spread over higher net sales—the impact of our SG&A operating leverage.

Royalty Income (Expense), Net

We recognized royalty expense, net of royalty income, totaling $7,000 during the first quarter of fiscal years 2026 and 2025. Royalty expense and/or income may fluctuate based on sales of related licensed products and estimates of amounts for non-licensed product sales, if any.

Amortization of Intangible Assets

We recognized $14,000 of amortization expense, associated with intangible assets, during the first quarter of fiscal years 2026 and 2025.

Loss from operations

We reported a loss from operations of $208,000 for the first quarter of fiscal year 2026, compared to $852,000 for the first quarter of fiscal year 2025. The improvement was primarily due to the increase in gross profit of $743,000, partially offset by the increase in SG&A expenses of $99,000.

Other Expense, Net

We recognized other expense, net in the first quarter of fiscal year 2026 of $211,000, compared to $243,000 in the first quarter of fiscal year 2025. Other expense, net for the first quarter of fiscal years 2026 and 2025 is comprised primarily of interest expense and other miscellaneous items.

Loss Before Income Taxes

We reported a loss before income taxes of $419,000 for the first quarter of fiscal year 2026, compared to $1.1 million for the first quarter of fiscal year 2025. The improvement was primarily a result of the decrease in loss from operations of $644,000.

Income Tax Expense (Benefit)

Income tax benefit totaled $21,000 in the first quarter of fiscal year 2026, compared to income tax expense of $12,000 in the first quarter of fiscal year 2025. Our effective tax rate was 5.1% for the first quarter of fiscal year 2026 and negative 1.1% for the first quarter of fiscal year 2025.

Fluctuations in our effective tax rates are primarily due to permanent differences in U.S. generally accepted accounting principles (“U.S. GAAP”) and tax accounting for various tax deductions and benefits, but can also be significantly different from the statutory tax rate when income or loss before taxes is at a level such that permanent differences in U.S. GAAP and tax accounting treatment have a disproportional impact on the projected effective tax rate.

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

As of October 31, 2025, the valuation allowance against our total gross deferred tax assets totaled $5.2 million.

Net Loss

Net loss for the first quarter of fiscal year 2026 was $398,000, or $0.05 per share, compared to a net loss of $1.1 million, or $0.14 per share, for the first quarter of fiscal year 2025. This improvement was primarily due to the decrease in loss before income taxes of $676,000.

Financial Condition

Total assets decreased $1.3 million, or 3.2%, to $38.8 million at January 31, 2026, from $40.1 million at October 31, 2025. This decrease was primarily due to a $2.2 million decrease in trade accounts receivable net, partially offset by an increase in inventories of $1.1 million. The decrease in trade accounts receivable, net resulted primarily from the decrease in net sales in the first quarter of fiscal year 2026 when compared to the fourth quarter of fiscal year 2025. Inventories increased largely as a result of the timing of certain raw material purchases and the replenishment and timing of sales of stock inventory.

Total liabilities decreased $820,000, or 4.4%, to $17.7 million at January 31, 2026, from $18.5 million at October 31, 2025. The decrease in total liabilities was primarily due to a decrease in note payable, revolver - current totaling $1.1 million, resulting from net repayments on our Revolver, partially offset by an increase in accounts payable and accrued expenses, including accrued compensation and payroll taxes, totaling $401,000, resulting from the timing of certain payments.

As of January 31, 2026, the aggregate redemption value of the redeemable restricted common stock decreased to $3.0 million. The Company records the value of the redeemable restricted common stock at the average stock closing price for the ten days preceding the balance sheet date multiplied by the total number of the redeemable shares.

Total shareholders’ equity at January 31, 2026 increased $1.6 million in the first quarter of fiscal year 2026 resulting primarily from the $2.1 million decrease in the aggregate redemption value of the redeemable restricted common stock as of January 31, 2026, partially offset by a net loss of $398,000.

Liquidity and Capital Resources

Our primary capital needs have been to fund working capital requirements through our Revolver. Our primary source of capital for this purpose has been existing cash, cash provided by operations, and borrowings under our Revolver (see “Credit Facilities” below).

Our cash totaled $126,000 as of January 31, 2026, a decrease of $112,000 compared to $238,000 as of October 31, 2025. The decrease in cash for the three months ended January 31, 2026 primarily resulted from capital expenditures of $138,000 and net cash used in financing activities of $1.1 million, partially offset by net cash provided by operating activities of $1.2 million.

On January 31, 2026, we had working capital of $13.5 million compared to $13.9 million on October 31, 2025. The ratio of current assets to current liabilities as of January 31, 2026 and October 31, 2025 was 1.8 to 1.0. The decrease in working capital was primarily due to the decrease in trade accounts receivable, net of $2.2 million and the increase in accounts payable and accrued expenses, including accrued compensation and payroll taxes, totaling $401,000, partially offset by the increase in inventories totaling $1.1 million and the decrease in note payable, revolver – current totaling $1.1 million, resulting from net repayments on our Revolver.

As of January 31, 2026 and October 31, 2025, we had outstanding loan balances under our Revolver totaling $4.6 million and $5.6 million, respectively. As of January 31, 2026 and October 31, 2025, we had other outstanding bank loan balances, excluding our Revolver, totaling $2.6 million.

Net Cash

Net cash provided by operating activities was $1.2 million in the first quarter of fiscal year 2026, compared to $2.7 million for the first quarter of fiscal year 2025. Net cash provided by operating activities during the first quarter of fiscal year 2026 primarily resulted from certain adjustments to reconcile a net loss of $398,000 to net cash provided by operating activities including depreciation and amortization of $197,000 and share-based compensation expense of $89,000. Additionally, the cash flow impact of the decrease in trade accounts receivable, net of $2.2 million and the cash flow impact of the increase in accounts payable and accrued expenses, including accrued compensation and payroll taxes, of $275,000 further contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by the increase in inventories totaling $1.1 million.

Net cash provided by operating activities during the first quarter of fiscal year 2025 primarily resulted from certain adjustments to reconcile a net loss of $1.1 million to net cash provided by operating activities including depreciation and amortization of $212,000 and share-based compensation expense of $114,000. Additionally, the cash flow impact of the decrease in trade accounts receivable, net of $2.8 million and the cash flow impact of the increase in accounts payable and accrued expenses of $918,000 further contributed to net cash provided by operating activities. All of the aforementioned factors positively affecting cash provided by operating activities were partially offset by the increase in inventories totaling $373,000.

Net cash used in investing activities totaled $164,000 in the first quarter of fiscal year 2026, compared to $75,000 in the first quarter of fiscal year 2025. Net cash used in investing activities during the first quarter of fiscal years 2026 and 2025 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment.

Net cash used in financing activities totaled $1.1 million for the first quarter of fiscal year 2026, compared to $2.7 million in the first quarter of fiscal year 2025. Net cash used in financing activities in the first quarter of fiscal years 2026 resulted from repayments on our revolving line of credit totaling $1.1 million. Net cash used in financing activities in the first quarter of fiscal years 2025 resulted primarily from net repayments on our revolving line of credit totaling $2.7 million.

Credit Facilities

We have credit facilities consisting of a real estate term loan, as amended and restated (the “Virginia Real Estate Loan”) and a Revolving Credit Master Promissory Note and related Loan and Security Agreement (collectively, the “Revolver”).

The Virginia Real Estate Loan is with Northeast Bank and is payable in monthly installments of principal and interest. Principal is calculated using the unpaid balance of the loan and a two hundred forty (240) month amortization schedule. Interest is computed on the aggregate principal balance outstanding at a rate equal to the Prime Rate, adjusted monthly on the fifth day of each calendar month in accordance with changes to the Prime Rate, provided, however, that the interest rate is never less than 8.5% per annum on the basis of a 360-day year times the actual number of days elapsed. The Prime Rate was 6.75% per annum at January 31, 2026 and 7.0% at October 31, 2025. The maturity date of the Virginia Real Estate Loan is May 5, 2026. The Company intends to refinance the obligation prior to maturity.

The Virginia Real Estate Loan is secured by a first lien deed of trust on the land and buildings at our headquarters and manufacturing facilities located in Roanoke, Virginia.

As of January 31, 2026 and October 31, 2025, the Company had an outstanding balance on its Virginia Real Estate Loan of $2.6 million.

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

The maximum aggregate principal amount subject to the Revolver is $18.0 million. Interest accrues on the daily balance at the per annum rate of 1.5% above the Prime Rate in effect from time to time, but not less than 4.75% (the “Applicable Rate”). As a result, the Revolver accrued interest at an 8.25% rate at January 31, 2026 and 8.5% at October 31, 2025. In the event of a default, interest may become 6.0% above the Applicable Rate. The loan may be extended subject to the agreement of SLR.

The Revolver requires a lockbox arrangement, which provides for all cash receipts to be swept daily to reduce the balance outstanding. This arrangement, combined with the existence of a “subjective acceleration clause” (as defined by U.S. generally accepted accounting principles) in the Revolver, requires the balance on the Revolver to be classified as a current liability. The “subjective acceleration clause” allows SLR to declare an event of default if there is a material adverse change in our business or financial condition. Upon the occurrence of an event of default, SLR may, among other things, declare all obligations payable in full. We believe that no such material adverse change has occurred. In addition, at January 31, 2026 and through the date of this report, SLR has not informed us that any such event of default has occurred. The Revolver has a maturity date of July 24, 2027 and we believe that we will continue to be able to borrow on the Revolver to fund our operations over the remaining term.

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

As of January 31, 2026, we had $4.6 million of outstanding borrowings on our Revolver and $4.7 million in available credit.

Capital Expenditures

We did not have any material commitments for capital expenditures as of January 31, 2026. During our 2026 fiscal year budgeting process, we included an estimate for capital expenditures of $1.0 million for the fiscal year. We anticipate these expenditures, to the extent made, will be funded out of our working capital, cash provided by operations or borrowings under our Revolver, as appropriate. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Additionally, total capital expenditures exceeding $1.0 million per fiscal year would require approval from our lender.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based on the condensed consolidated financial statements and accompanying condensed notes that have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10‑Q and Regulation S‑X. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2025 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2025 Form 10-K did not change during the period from November 1, 2025 through January 31, 2026.

New Accounting Standards

New Accounting Standards Recently Adopted

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires public entities to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”), as described in accordance with U.S. GAAP. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosure requirement in ASC 280, Segment Reporting, on an interim and annual basis. The guidance in ASU 2023-07 is effective for annual reporting periods in fiscal years beginning after December 15, 2023 and interim reporting periods in fiscal years beginning after December 31, 2024. We adopted ASU 2023-07 on a retrospective basis for the annual period ended October 31, 2025 and for interim reporting periods beginning with the fiscal quarter ended January 31, 2026. See note 11 for further information regarding the Company’s single reportable segment disclosures.

New Accounting Standards Not Yet Adopted

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

In December 2025, the FASB issued Accounting Standards Update 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). This update clarifies the applicability, form and content, and interim disclosure requirements in ASC Topic 270 and enhances navigability of the interim reporting guidance. ASC 2025-11 also establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact ASU 2025-11 will have on our financial statement disclosures.

In December 2025, the FASB issued Accounting Standards Update 2025-12, Codification Improvements, (“ASU 2025-12”). ASC 2025-12 includes changes that clarify, correct, or otherwise improve certain components of the Accounting Standards Codification. The improvements consist of narrow-scope amendments, technical corrections, clarification of existing guidance, and updates to clarify the appropriate scope and application of certain disclosure requirements. ASU 2025-12 is effective for annual periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the impact ASC 2025-12 will have on our results of operations, financial position or liquidity or our related financial statement disclosures.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2026. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2026, and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

4.10

Loan and Security Agreement dated July 24, 2020 by and among Optical Cable Corporation along with its subsidiaries Applied Optical Systems, Inc., and Centric Solutions LLC, and North Mill Capital LLC (doing business as SLR Business Credit) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 30, 2020).

4.11

Revolving Credit Master Promissory Note dated July 24, 2020 by Optical Cable Corporation along with its subsidiaries Applied Optical Systems, Inc., and Centric Solutions LLC in favor of North Mill Capital LLC (doing business as SLR Business Credit) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 30, 2020).

4.12

Payoff Letter from Pinnacle Bank to North Mill Capital LLC (doing business as SLR Business Credit) and Optical Cable Corporation (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed July 30, 2020).

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at January 31, 2026 and October 31, 2025, (ii) Condensed Consolidated Statements of Operations for the three months ended January 31, 2026 and 2025, (iii) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended January 31, 2026 and 2025, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2026 and 2025, and (v) Condensed Notes to Condensed Consolidated Financial Statements. FILED HEREWITH.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*  Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: March 10, 2026	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer

Date: March 10, 2026	/s/ Tracy G. Smith
Tracy G. Smith
Senior Vice President and Chief Financial Officer