Form 10-Q
period 2026-04-30
OPTICAL CABLE CORP
filed 2026-06-08
CIK 1000230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

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

As of June 2, 2026, 8,827,092 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Six Months Ended April 30, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OPTICAL CABLE CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30,	October 31,
	2026	2025
Assets
Current assets:
Cash	$145,600	$237,508
Trade accounts receivable, net of allowance for credit losses of $82,688 at April 30, 2026 and $72,909 at October 31, 2025	11,078,286	10,280,616
Income taxes refundable - current	8,978	13,500
Other receivables	19,928	19,863
Inventories	21,270,561	19,801,754
Prepaid expenses and other assets	425,292	402,542
Total current assets	32,948,645	30,755,783
Property and equipment, net	6,538,656	6,589,517
Intangible assets, net	481,507	481,225
Other assets, net	2,442,274	2,233,256
Total assets	$42,411,082	$40,059,781

Liabilities, Redeemable Restricted Common Stock and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$59,859	$2,570,793
Note payable, revolver - current	7,332,517	5,624,816
Accounts payable and accrued expenses	6,719,907	6,848,785
Accrued compensation and payroll taxes	1,729,223	1,784,207
Income taxes payable	6,590	24,688
Total current liabilities	15,848,096	16,853,289
Long-term debt, excluding current installments	2,590,141	—
Other noncurrent liabilities	1,735,730	1,632,587
Total liabilities	20,173,967	18,485,876
Redeemable restricted common stock, no par value, 642,199 shares issued and outstanding as of April 30, 2026 and October 31, 2025	7,012,813	5,066,950

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 8,189,399 shares at April 30, 2026 and 8,227,871 shares at October 31, 2025	15,749,664	15,743,742
Retained earnings (accumulated deficit)	(525,362)	763,213
Total shareholders’ equity	15,224,302	16,506,955
Commitments and contingencies
Total liabilities, redeemable restricted common stock and shareholders' equity	$42,411,082	$40,059,781

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
Net sales	$22,213,646	$17,549,748	$38,644,601	$33,292,365
Cost of goods sold	14,619,198	12,215,407	25,680,389	23,331,230
Gross profit	7,594,448	5,334,341	12,964,212	9,961,135
Selling, general and administrative expenses	6,270,197	5,743,455	11,827,902	11,202,514
Royalty expense, net	6,617	6,572	13,203	13,143
Amortization of intangible assets	13,768	13,516	27,536	27,032
Income (loss) from operations	1,303,866	(429,202)	1,095,571	(1,281,554)
Other income (expense), net:
Interest expense, net	(234,445)	(248,826)	(445,093)	(512,557)
Other, net	(10,209)	(5,116)	(10,258)	15,603
Other expense, net	(244,654)	(253,942)	(455,351)	(496,954)
Income (loss) before income taxes	1,059,212	(683,144)	640,220	(1,778,508)
Income tax expense (benefit)	4,395	14,778	(17,068)	26,845
Net income (loss)	$1,054,817	$(697,922)	$657,288	$(1,805,353)
Net income (loss) per share: Basic and diluted	$0.12	$(0.09)	$0.07	$(0.23)

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Six Months Ended April 30, 2026
			Retained
			Earnings	Total
	Common Stock		(Accumulated	Shareholders'
	Shares	Amount	Deficit)	Equity
Balances at October 31, 2025	8,227,871	$15,743,742	$763,213	$16,506,955
Share-based compensation, net	(38,472)	(67,748)	—	(67,748)
(Increase) decrease in aggregate redemption value of redeemable restricted common stock	—	—	2,087,147	2,087,147
Net loss	—	—	(397,529)	(397,529)
Balances at January 31, 2026	8,189,399	$15,675,994	$2,452,831	$18,128,825

Share-based compensation, net	—	73,670		73,670
(Increase) decrease in aggregate redemption value of redeemable restricted common stock	—	—	(4,033,010)	(4,033,010)
Net income	—	—	1,054,817	1,054,817
Balances at April 30, 2026	8,189,399	$15,749,664	$(525,362)	$15,224,302

	Six Months Ended April 30, 2025
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2024	8,220,344	$15,464,416	$5,377,500	$20,841,916
Share-based compensation, net	(21,767)	7,051	—	7,051
Net loss	—	—	(1,107,431)	(1,107,431)
Balances at January 31, 2025	8,198,577	$15,471,467	$4,270,069	$19,741,536

Share-based compensation, net	(6,560)	71,934	—	71,934
Net loss	—	—	(697,922)	(697,922)
Balances at April 30, 2025	8,192,017	$15,543,401	$3,572,147	$19,115,548

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	April 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$657,288	$(1,805,353)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	388,673	424,108
Bad debt expense (recovery)	9,779	(27,232)
Share-based compensation expense	162,644	186,298
Loss on disposal of property and equipment	10,275	6,292
(Increase) decrease in:
Trade accounts receivable	(807,449)	1,860,711
Other receivables	(65)	43,854
Income taxes refundable	4,522	5,000
Inventories	(1,468,807)	(332,403)
Prepaid expenses and other assets	(22,750)	107,440
Other assets	239,546	227,050
Increase (decrease) in:
Accounts payable and accrued expenses	(242,457)	2,062,856
Accrued compensation and payroll taxes	(54,984)	256,369
Income taxes payable	(18,098)	12,302
Other noncurrent liabilities	(216,353)	(211,229)
Net cash provided by (used in) operating activities	(1,358,236)	2,816,063
Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(210,524)	(139,845)
Investment in intangible assets	(27,818)	(3,409)
Proceeds from sale of property and equipment	976	—
Net cash used in investing activities	(237,366)	(143,254)
Cash flows from financing activities:
Payroll taxes withheld and remitted on share-based payments	(156,722)	(107,313)
Proceeds from note payable, revolver	39,672,891	33,768,809
Payments on note payable, revolver	(37,965,190)	(35,586,588)
Principal payments on long-term debt	(2,570,793)	(28,278)
Proceeds from new long-term debt	2,650,000	—
Payments for financing costs	(90,045)	(50,000)
Principal payments on finance leases	(36,447)	(19,405)
Net cash provided by (used in) financing activities	1,503,694	(2,022,775)
Net increase (decrease) in cash	(91,908)	650,034
Cash at beginning of period	237,508	244,247
Cash at end of period	$145,600	$894,281

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Six Months Ended April 30, 2026

(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10‑Q and Regulation S‑X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2026 are not necessarily indicative of the results for the fiscal year ending October 31, 2026 because the following items, among other things, may impact those results: changing macroeconomic conditions in various markets, supply chain and labor constraints impacting production volumes, any increased costs related to raw materials, labor or government and private industry mandates in the areas of the world in which we operate, changes in market conditions, seasonality, inflation and interest rates, changes in technology, competitive conditions, timing of certain projects and purchases by key customers, significant variations in sales resulting from high volatility and timing of large sales orders among a limited number of customers in certain markets, ability of management to execute its business plans, continued ability to maintain and/or secure future debt and/or equity financing to adequately finance ongoing operations; as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2025 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10‑Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2025.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires public entities to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”). Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosure requirements in ASU 280, Segment Reporting, on an interim and annual basis. The guidance in ASU 2023-07 is effective for annual reporting periods in fiscal years beginning after December 15, 2023 and interim reporting periods in fiscal years beginning after December 31, 2024. The Company adopted ASU 2023-07 on a retrospective basis for the annual period ended October 31, 2025 and for interim reporting periods beginning with the fiscal quarter ended January 31, 2026. See note 11 for further information regarding the Company’s single reportable segment disclosures.

(2)	Stock Incentive Plan and Other Share‑Based Compensation

As of April 30, 2026, there were approximately 410,000 remaining shares available for grant under the Optical Cable Corporation Stock Incentive Plan, as amended (“2017 Plan”).

Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations for the three months and six months ended April 30, 2026 was $73,670 and $162,644, respectively. Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations for the three months and six months ended April 30, 2025 was $71,934 and $186,298, respectively. Share-based compensation expense is entirely related to expense recognized in connection with the vesting of restricted stock awards or other stock awards.

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

Restricted stock award activity during the six months ended April 30, 2026 consisted of restricted shares forfeited totaling 6,685 shares and restricted shares withheld for taxes in connection with the vesting of restricted shares totaling 31,787 shares. OCC restricted stock grants provide the participant with the option to surrender shares to pay for withholding tax obligations resulting from any vesting restricted shares, or to pay cash to the Company or taxing authorities in the amount of the withholding taxes owed on the value of any vesting restricted shares in order to avoid surrendering shares.

As of April 30, 2026, the estimated amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will recognize over a 3.1 year weighted-average period is approximately $584,000.

(3)	Allowance for Credit Losses for Trade Accounts Receivable

A summary of changes in the allowance for credit losses for trade accounts receivable for the six months ended April 30, 2026 and 2025 follows:

	Six Months Ended
	April 30,
	2026	2025
Balance at beginning of period	$72,909	$92,125
Bad debt expense (recovery)	9,779	(27,232)
Balance at end of period	$82,688	$64,893

(4)	Inventories

Inventories as of April 30, 2026 and October 31, 2025 consist of the following:

	April 30,	October 31,
	2026	2025
Finished goods	$6,151,670	$5,542,575
Work in process	5,975,273	5,047,737
Raw materials	8,804,905	8,890,488
Production supplies	338,713	320,954
Total	$21,270,561	$19,801,754

(5)	Product Warranties

As of April 30, 2026 and October 31, 2025, the Company’s accrual for estimated product warranty claims totaled $80,000 and $100,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense for the three months and six months ended April 30, 2026 totaled $12,630 and $36,612, respectively. Warranty claims expense for the three months and six months ended April 30, 2025 totaled $22,314 and $31,941, respectively. Warranty claims expense includes certain costs to investigate claims and potential claims, and the costs to replace and/or repair product pursuant to claims, which can include claims not deemed valid by the Company.

The following table summarizes the changes in the Company’s accrual for product warranties during the six months ended April 30, 2026 and 2025:

	Six Months Ended
	April 30,
	2026	2025
Balance at beginning of period	$100,000	$65,000
Liabilities accrued for warranties issued during the period	77,171	64,498
Warranty claims and costs paid during the period	(56,612)	(31,941)
Changes in liability for pre-existing warranties during the period	(40,559)	(32,557)
Balance at end of period	$80,000	$65,000

(6)	Long-term Debt and Notes Payable

The Company has credit facilities consisting of a term loan (the “Term Loan”) and a Revolving Credit Master Promissory Note and related Loan and Security Agreement (collectively, the “Revolver”).

On April 30, 2026, the Company entered into the Term Loan consisting of a Business Loan Agreement (the “Loan Agreement”) with Freedom First Federal Credit Union (“Freedom First”). In connection with the Loan Agreement, the Company also executed a Promissory Note dated April 30, 2026, in the original principal amount of $2,650,000. Coinciding with the Company entering the Loan Agreement with Freedom First, the Company paid the full outstanding balance of the Company’s existing Virginia Real Estate Loan with Northeast Bank, which had a maturity date of May 5, 2026.

The Term Loan is payable in monthly installments of principal and interest beginning June 1, 2026. Principal is calculated using the unpaid balance of the loan and a two hundred forty (240) month amortization schedule. Interest is computed on the aggregate principal balance outstanding at a rate of 6.5% per annum for 60 months. Effective June 1, 2031, the interest rate will change to the monthly average yield on U.S. Treasury Securities, adjusted to a constant maturity of five years, plus 2.5%, for years six though ten. Notwithstanding any other provision, the interest rate on the Promissory Note shall at no time be less than 4.5% per annum. The maturity date of the Term Loan is May 1, 2036.

The Term Loan is secured by a first lien deed of trust on the land and building at the Company’s headquarters and manufacturing facilities located in Roanoke, Virginia.

The Company had an outstanding balance on its Term Loan of $2,650,000 as of April 30, 2026. The Company had an outstanding balance on its Virginia Real Estate Loan of $2,570,793 as of October 31, 2025.

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

The maximum aggregate principal amount subject to the Revolver is $18,000,000. Interest accrues on the daily balance at the per annum rate of 1.5% above the Prime Rate in effect from time to time, but not less than 4.75% (the “Applicable Rate”). As a result, the Revolver accrued interest at an 8.25% rate at April 30, 2026 and 8.5% at October 31, 2025. In the event of a default, interest may become 6.0% above the Applicable Rate. The loan may be extended subject to the agreement of SLR.

The Company’s Revolver requires a lockbox arrangement, which provides for all cash receipts to be swept daily to reduce the balance outstanding. This arrangement, combined with the existence of a “subjective acceleration clause” (as defined by U.S. generally accepted accounting principles) in the Revolver, requires the balance on the Revolver to be classified as a current liability. The “subjective acceleration clause” allows SLR to declare an event of default if there is a material adverse change in the Company’s business or financial condition. Upon the occurrence of an event of default, SLR may, among other things, declare all obligations payable in full. Management believes that no such material adverse change has occurred. In addition, at April 30, 2026 and through the date of this report, SLR has not informed the Company that any such event of default has occurred.

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

As of April 30, 2026, the Company had $7.3 million of outstanding borrowings on its Revolver and $4.6 million in available credit. As of October 31, 2025, the Company had $5.6 million of outstanding borrowings on its Revolver and $4.7 million in available credit.

(7)	Leases

The Company has an operating lease agreement for approximately 34,000 square feet of office, manufacturing and warehouse space in Plano, Texas (near Dallas). The lease term expires on November 30, 2029.

The Company had an operating lease agreement for approximately 36,000 square feet of warehouse space in Roanoke, Virginia. The lease term expired on April 30, 2026.

During the second quarter of fiscal year 2026, the Company entered into a new operating lease agreement for approximately 27,500 square feet of warehouse space in Roanoke, Virginia. The lease term expires on April 30, 2029.

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

During the second quarter of fiscal year 2026, the Company entered into a new finance lease agreement for phone equipment that is used in the Roanoke, Virginia facility. The lease term expires on April 24, 2031. The right-of-use asset is being amortized on a straight-line basis over five years. When the lease term ends, if the Company elects to retain the phone equipment, title will transfer to the Company and the remaining net book value of the right-of-use asset will be classified as property and equipment.

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

Operating lease right-of-use assets of $1,898,260 and $1,686,290 were included in other assets at April 30, 2026 and October 31, 2025, respectively. Operating lease liabilities of $445,288 and $1,531,996 were included in accounts payable and accrued expenses, and other noncurrent liabilities, respectively, at April 30, 2026. Operating lease liabilities of $392,898 and $1,358,584 were included in accounts payable and accrued expenses, and other noncurrent liabilities, respectively, at October 31, 2025. Operating lease expense recognized during the three months and six months ended April 30, 2026 totaled $163,937 and $317,044, respectively. Operating lease expense recognized during the three months and six months ended April 30, 2025 totaled $154,266 and $309,659, respectively.

The weighted average remaining lease term for the operating leases was 44.1 months and the weighted average discount rate was 9.2% as of April 30, 2026.

For the three months and six months ended April 30, 2026, cash paid for operating lease liabilities totaled $151,346 and $301,373, respectively. For the three months and six months ended April 30, 2025, cash paid for operating lease liabilities totaled $147,622 and $285,139, respectively. For the three months ended April 30, 2026, right-of-use assets obtained in exchange for new operating lease liabilities totaled $488,686. For the three months ended April 30, 2025, there were no right-of-use assets obtained in exchange for new operating lease liabilities.

For the three months ended April 30, 2026, right-of-use assets obtained in exchange for new finance lease liabilities totaled $35,081. For the three months ended April 30, 2025, there were no right-of-use assets obtained in exchange for new finance lease liabilities.

Finance lease right-of-use assets of $259,500 and $257,986 were included in other assets at April 30, 2026 and October 31, 2025, respectively. Finance lease liabilities of $74,748 and $155,856 were included in accounts payable and accrued expenses, and other noncurrent liabilities, respectively, at April 30, 2026. Finance lease liabilities of $87,014 and $144,957 were included in accounts payable and accrued expenses, and other noncurrent liabilities, respectively, at October 31, 2025. Interest expense related to the finance leases totaled $3,759 and $7,795, respectively, for the three months and six months ended April 30, 2026. Interest expense related to the finance leases totaled $956 and $2,028, respectively, for the three months and six months ended April 30, 2025. For the three months and six months ended April 30, 2026, amortization expense related to the finance leases totaled $16,783 and $33,567, respectively. For the three months and six months ended April 30, 2025, amortization expense related to the finance leases totaled $7,374 and $14,748, respectively.

The weighted average remaining lease term for the finance leases was 44.8 months and the weighted average discount rate was 6.6% as of April 30, 2026.

For the three months ended April 30, 2026, cash paid for the finance lease liabilities totaled $3,759 for interest and $18,362 for principal. For the six months ended April 30, 2026, cash paid for the finance lease liabilities totaled $7,795 for interest and $36,447 for principal. For the three months ended April 30, 2025, cash paid for the finance lease liability totaled $956 for interest and $9,761 for principal. For the six months ended April 30, 2025, cash paid for the finance lease liability totaled $2,028 for interest and $19,405 for principal.

The Company’s future payments due under leases reconciled to the lease liabilities are as follows:

Fiscal Year	Operating leases	Finance leases
2026 (1)	$300,922	$60,754
2027	620,024	52,948
2028	643,427	52,948
2029	666,462	52,948
Thereafter	114,386	41,409
Total undiscounted lease payments	2,345,221	261,007
Present value discount	(367,937)	(30,403)
Total lease liability	$1,977,284	$230,604

(1) Remaining six months of fiscal year 2026.

(8)	Fair Value Measurements

The carrying amounts reported in the condensed consolidated balance sheets as of April 30, 2026 and October 31, 2025 for cash, trade accounts receivable, income taxes refundable – current, other receivables, current installments of long-term debt, accounts payable and accrued expenses, accrued compensation and payroll taxes, and income taxes payable approximate fair value because of the short maturity of these instruments. The carrying values reported in the condensed consolidated balance sheets as of April 30, 2026 and October 31, 2025 of the Company’s note payable, revolver – current approximate fair value because the interest rates vary with the market. The carrying value reported in the condensed consolidated balance sheet as of April 30, 2026 of the Company’s long-term debt, excluding current installments, approximates fair value based on similar long-term debt issues available to the Company as of April 30, 2026. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

(9)	Net Income (Loss) Per Share

Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares and shares of redeemable restricted common stock outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income (loss) of the Company.

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
Net income (loss) (numerator)	$1,054,817	$(697,922)	$657,288	$(1,805,353)
Shares (denominator)	8,831,598	7,798,366	8,850,008	7,810,179
Basic and diluted net income (loss) per share	$0.12	$(0.09)	$0.07	$(0.23)

Nonvested shares which have been issued and were outstanding as of April 30, 2025 totaling 398,737 were not included in the computation of basic and diluted net loss per share for the three months and six months ended April 30, 2025 (because to include such shares would have been antidilutive, or in other words, to do so would have reduced the net loss per share for those periods).

Redeemable restricted common stock totaling 642,199 shares, issued July 7, 2025 and outstanding as of April 30, 2026, were included in the computation of basic and diluted net income per share for the three months and six months ended April 30, 2026.

(10)	Business and Credit Concentrations

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not‑for‑profit organizations. Concentration of credit risk with respect to trade receivables is normally limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of April 30, 2026 have been adequately provided for in the condensed consolidated financial statements. The Company includes all entities under common ownership for the purpose of calculating business concentrations.

For the three months and six months ended April 30, 2026, 16.9% and 16.5%, respectively, of consolidated net sales were attributable to one distributor customer. For the three months and six months ended April 30, 2025, 22.5% and 18.7%, respectively, of consolidated net sales were attributable to one distributor customer.

(11)	Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the Chief Operating Decision Maker (“CODM”), who makes decisions about allocating resources and assessing performance, as described in accordance with U.S. generally accepted accounting principles. The Company’s CODM is its Chief Executive Officer.

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

The following table presents selected financial information with respect to the Company's single reportable segment, including significant single reportable segment expenses that are regularly provided to the CODM:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
Net sales	$22,213,646	$17,549,748	$38,644,601	$33,292,365
Cost of goods sold	14,619,198	12,215,407	25,680,389	23,331,230
Employee and contracted sales personnel-related expenses	4,077,369	3,788,888	7,831,801	7,441,695
Shipping expenses	598,853	522,068	1,066,139	902,328
Travel and entertainment expenses	232,632	215,512	404,295	333,704
Professional fees and expenses	94,505	45,452	216,474	302,512
Other (1)	1,287,223	1,191,623	2,349,932	2,262,450
Income (loss) from operations	1,303,866	(429,202)	1,095,571	(1,281,554)
Other expense
Interest expense	(234,445)	(248,826)	(445,093)	(512,557)
Other income (expense)	(10,209)	(5,116)	(10,258)	15,603
Other expense, net	(244,654)	(253,942)	(455,351)	(496,954)
Income (loss) before income taxes	1,059,212	(683,144)	640,220	(1,778,508)
Income tax expense (benefit)	4,395	14,778	(17,068)	26,845
Net income (loss)	$1,054,817	$(697,922)	$657,288	$(1,805,353)

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

The Company recognizes revenue at the point in time when products are shipped or delivered from its manufacturing facility to its customer, in accordance with the agreed-upon shipping terms.  Since the Company typically invoices the customer at the same time that performance obligations are satisfied, no contract assets are recognized. The Company’s contract liability represents advance consideration received from customers prior to transfer of the product.  This liability was $164,696 as of April 30, 2026 and $68,386 as of October 31, 2025.

Sales to certain customers are made pursuant to agreements that provide price adjustments and limited return rights with respect to the Company’s products.  The Company maintains a reserve for estimated future price adjustment claims, rebates and returns as a refund liability, included in accounts payable and accrued expenses, and the Company excludes such amounts from net sales. The Company’s refund liability was $181,687 as of April 30, 2026 and $403,816 as of October 31, 2025.

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

Disaggregation of Revenue

The following table presents net sales attributable to the United States and all other countries in total for the three months and six months ended April 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
United States	$16,511,755	$13,625,767	$28,816,265	$25,870,014
Outside the United States	5,701,891	3,923,981	9,828,336	7,422,351
Total net sales	$22,213,646	$17,549,748	$38,644,601	$33,292,365

(13)	Redeemable Restricted Common Stock

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

Contemporaneous with the SPA, the Company and Lightera entered into a Joint Collaboration Agreement (the “Collaboration Agreement”) on the same date, establishing a strategic collaboration aimed at expanding product offerings to customers, increasing customer engagement and enhancing customer service for both new and existing customers, which includes certain Lightera products being offered and sold by the Company.

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

While not currently redeemable, the redeemable common stock is probable of becoming redeemable pursuant to U.S. generally accepted accounting principles and thus the Company has elected to recognize the redeemable common stock at redemption value of $7.0 million as of April 30, 2026. The corresponding changes in redemption value are recognized in retained earnings.

The Company evaluated the Call Option and Put Option and concluded that these embedded features were not indexed to the underlying equity-like instruments and are required to be bifurcated and recognized as a compound derivative instrument. As of the date of issuance and April 30, 2026, the Company concluded the fair value of the bifurcated compound derivative was insignificant as the strike price adjusts with the movement of the trading price of the underlying common stock.

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

In July 2025, the FASB issued Accounting Standards Update 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The amendments in ASU 2025-05 provide entities with a practical expedient to simplify the estimation of expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASU 606, Revenue from Contracts with Customers (“ASU 606”) by allowing the assumption that current conditions as of the balance sheet date will not change during the remaining life of the asset. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 and interim periods within those annual reporting periods, with early adoption permitted. The adoption of ASU 2025-05 is not expected to have a material impact on the Company's results of operations, financial position or liquidity or its related financial statement disclosures.

In December 2025, the FASB issued Accounting Standards Update 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). This update clarifies the applicability, form and content, and interim disclosure requirements in ASU Topic 270 and enhances navigability of the interim reporting guidance. ASU 2025-11 also establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact ASU 2025-11 will have on its financial statement disclosures.

In December 2025, the FASB issued Accounting Standards Update 2025-12, Codification Improvements, (“ASU 2025-12”). ASU 2025-12 includes changes that clarify, correct, or otherwise improve certain components of the Accounting Standards Codification. The improvements consist of narrow-scope amendments, technical corrections, clarification of existing guidance, and updates to clarify the appropriate scope and application of certain disclosure requirements. ASU 2025-12 is effective for annual periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact ASU 2025-12 will have on its results of operations, financial position or liquidity or its related financial statement disclosures.

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

Optical Cable Corporation entered into a strategic collaboration agreement with Lightera, LLC (“Lightera”) on July 7, 2025 to expand product offerings and solutions—especially for the data center and enterprise sectors. As part of this strategic collaboration, OCC and Lightera have combined portions of the product portfolios of both companies to deliver additional integrated cabling and connectivity solution offerings, which includes certain Lightera products being offered and sold by OCC. In connection with this strategic collaboration, Lightera purchased 642,199 redeemable restricted shares of common stock from OCC, which represent approximately 7.3% of OCC’s outstanding common shares as of April 30, 2026.

Optical Cable Corporation™, OCC®, Procyon®, Superior Modular Products™, SMP Data Communications™, Applied Optical Systems™, Centric Solutions™ and associated logos are trademarks of Optical Cable Corporation. Lightera™ and associated logos are trademarks of Lightera, LLC.

Summary of Company Performance for Second Quarter of Fiscal Year 2026

●

Consolidated net sales for the second quarter of fiscal year 2026 increased 26.6% to $22.2 million, compared to $17.5 million for the same period last year. Net sales for the second quarter of fiscal year 2026 increased 35.2% compared to $16.4 million for the first quarter of fiscal year 2026.

●

Gross profit increased 42.4% to $7.6 million in the second quarter of fiscal year 2026, compared to $5.3 million for the second quarter of fiscal year 2025, and increased 41.4% when compared to $5.4 million for the first quarter of fiscal year 2026.

●

Gross profit margin (gross profit as a percentage of net sales) increased to 34.2% during the second quarter of fiscal year 2026, compared to 30.4% for the second quarter of fiscal year 2025, and compared to 32.7% for the first quarter of fiscal year 2026.

●

SG&A expenses were $6.3 million during the second quarter of fiscal year 2026, compared to $5.7 million for the same period last year. SG&A expenses as a percentage of net sales were 28.2% during the second quarter of fiscal year 2026, compared to 32.7% during the same period in fiscal year 2025, and compared to 33.8% during the first quarter of fiscal year 2026.

●	Net income was $1.1 million, or $0.12 per share, during the second quarter of fiscal year 2026, compared to a net loss of $698,000, or $0.09 per share, for the comparable period last year.

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

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended			Six Months Ended
	April 30,			April 30,
	2026	2025	Percent change	2026	2025	Percent change
Net sales	$22,214,000	$17,550,000	26.6%	$38,645,000	$33,292,000	16.1%
Gross profit	7,594,000	5,334,000	42.4%	12,964,000	9,961,000	30.1%
SG&A expenses	6,270,000	5,743,000	9.2%	11,828,000	11,203,000	5.6%
Income (loss) from operations	1,304,000	(429,000)	403.8%	1,096,000	(1,282,000)	185.5%
Net income (loss)	1,055,000	(698,000)	251.1%	657,000	(1,805,000)	136.4%

Three Months Ended April 30, 2026 and 2025

Net Sales

Consolidated net sales for the second quarter of fiscal year 2026 increased 26.6% to $22.2 million, compared to net sales of $17.5 million for the same period last year, and increased 35.2% compared to net sales of $16.4 million during the first quarter of fiscal year 2026. We experienced an increase in net sales in both our enterprise and specialty markets during the second quarter of fiscal year 2026, compared to the same period last year.

Net sales to customers outside of the United States increased 45.3% and net sales to customers in the United States increased 21.2% in the second quarter of fiscal year 2026, compared to the same period last year. We can experience fluctuations in sales from quarter to quarter in the various markets (both industries and geographies) in which we operate for various reasons.

We continue to see general market improvements in our industry, both domestically and internationally, with strength specifically in our enterprise, data center and severe duty markets.

At the end of the second quarter of fiscal year 2026, our sales order backlog/forward load was $13.3 million compared to $10.4 million as of January 31, 2026, and when compared to $7.3 million as of October 31, 2025.

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

Gross Profit

Our gross profit increased 42.4% to $7.6 million in the second quarter of fiscal year 2026, compared to gross profit of $5.3 million in the second quarter of fiscal year 2025, and increased 41.4% compared to $5.4 million for the first quarter of fiscal year 2026.

Gross profit margin, or gross profit as a percentage of net sales, increased to 34.2% in the second quarter of fiscal year 2026, compared to 30.4% in the second quarter of fiscal year 2025, and compared to 32.7% for the first quarter of fiscal year 2026, as we benefited from our operating leverage.

Gross profit margin for the second quarter of fiscal 2026, when compared to the same period last year, was positively impacted by higher volumes, as fixed charges were spread over higher sales—the impact of our strong manufacturing operating leverage. Additionally, our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may vary based on changes in product mix.

Selling, General, and Administrative Expenses

SG&A expenses increased to $6.3 million, or 9.2%, during the second quarter of fiscal year 2026, when compared to $5.7 million during the second quarter of fiscal year 2025. SG&A expenses as a percentage of net sales were 28.2% in the second quarter of fiscal year 2026, compared to 32.7% in the second quarter of fiscal year 2025—the impact of our strong SG&A operating leverage. By comparison, SG&A expenses as a percentage of net sales were 33.8% during the first quarter of fiscal year 2026.

The increase in SG&A expenses during the second quarter of fiscal year 2026, compared to the same period last year, was primarily the result of increases in employee and contracted sales personnel-related costs totaling $288,000 and shipping costs totaling $77,000. Included in employee and contracted sales personnel-related costs are compensation costs and sales incentives. Compensation costs increased due to new hires, net of terminations, and certain rate increases. Sales incentives and shipping costs increased primarily due to increases in net sales.

Generally, our SG&A expense as a percentage of net sales decreases as fix charges are spread over higher net sales—the impact of our SG&A operating leverage.

Royalty Income (Expense), Net

We recognized royalty expense, net of royalty income, totaling $7,000 during the second quarter of fiscal years 2026 and 2025. Royalty expense and/or income may fluctuate based on sales of related licensed products and estimates of amounts for non-licensed product sales, if any.

Amortization of Intangible Assets

We recognized $14,000 of amortization expense, associated with intangible assets, during the second quarter of fiscal years 2026 and 2025.

Income (Loss) from Operations

We reported income from operations of $1.3 million for the second quarter of fiscal year 2026, compared to a loss from operations of $429,000 for the second quarter of fiscal year 2025. The change was primarily due to the increase in gross profit of $2.3 million, partially offset by the increase in SG&A expenses of $527,000.

Other Expense, Net

We recognized other expense, net in the second quarter of fiscal year 2026 of $245,000, compared to $254,000 in the second quarter of fiscal year 2025. Other expense, net for the second quarter of fiscal years 2026 and 2025 is comprised of interest expense and other miscellaneous items.

Income (Loss) Before Income Taxes

We reported income before income taxes of $1.1 million for the second quarter of fiscal year 2026, compared to a loss before income taxes of $683,000 for the second quarter of fiscal year 2025. The change was primarily a result of the increase in income from operations of $1.7 million.

Income Tax Expense

Income tax expense totaled $4,000 in the second quarter of fiscal year 2026, compared to $15,000 in the second quarter of fiscal year 2025. Our effective tax rate was less than one percent for the second quarter of fiscal year 2026 and negative 2.2% for the second quarter of fiscal year 2025.

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

Net Income (Loss)

Net income for the second quarter of fiscal year 2026 was $1.1 million, or $0.12 per share, compared to a net loss of $698,000, or $0.09 per share, for the second quarter of fiscal year 2025. This change was primarily due to the increase in income before income taxes of $1.7 million.

Six Months Ended April 30, 2026 and 2025

Net Sales

Consolidated net sales for the first half of fiscal year 2026 were $38.6 million, an increase of 16.1% compared to net sales of $33.3 million for the same period last year. We experienced an increase in net sales in both our enterprise and specialty markets in the first half of fiscal year 2026, compared to the same period last year.

Net sales to customers outside of the United States increased 32.4% and net sales to customers in the United States increased 11.4% in the first half of fiscal year 2026, compared to the same period last year. We can experience fluctuations in sales from quarter to quarter in the various markets (both industries and geographies) in which we operate for various reasons.

We continue to see general market improvements in our industry, both domestically and internationally, with strength specifically in our enterprise, data center and severe duty markets.

At the end of the first half of fiscal year 2026, our sales order backlog/forward load increased to $13.3 million when compared to $10.4 million as of January 31, 2026, and when compared to $7.3 million as of October 31, 2025.

Gross Profit

Our gross profit was $13.0 million in the first half of fiscal year 2026, an increase of 30.1% compared to gross profit of $10.0 million in the first half of fiscal year 2025. Gross profit margin increased to 33.5% in the first half of fiscal year 2026 compared to 29.9% in the first half of fiscal year 2025.

Gross profit margin for the first half of fiscal 2026, when compared to the same period last year, was positively impacted by higher volumes, as fixed charges were spread over higher sales— the impact of our manufacturing operating leverage. Additionally, our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may vary based on changes in product mix.

Selling, General, and Administrative Expenses

SG&A expenses increased 5.6% to $11.8 million during the first half of fiscal year 2026, compared to $11.2 million for the same period last year. SG&A expenses as a percentage of net sales were 30.6% in the first half of fiscal year 2026 compared to 33.6% for the first half of fiscal year 2025—the impact of our SG&A operating leverage.

The increase in SG&A expenses during the first half of fiscal year 2026 compared to the same period last year was primarily the result of increases in employee and contracted sales personnel-related costs totaling $390,000 and shipping costs totaling $164,000. Included in employee and contracted sales personnel-related costs are compensation costs and sales incentives. Compensation costs increased due to new hires, net of terminations, and certain rate increases. Sales incentives and shipping costs increased primarily due to increases in net sales.

Royalty Income (Expense), Net

We recognized royalty expense, net of royalty income, totaling $13,000 during the first half of fiscal years 2026 and 2025. Royalty income and/or expense may fluctuate based on sales of related licensed products and estimates of amounts for non-licensed product sales, if any.

Amortization of Intangible Assets

We recognized $28,000 of amortization expense, associated with intangible assets, during the first half of fiscal years 2026, compared to $27,000 in the first half of fiscal year and 2025.

Income (Loss) from Operations

We reported income from operations of $1.1 million for the first half of fiscal year 2026, compared to a loss from operations of $1.3 million for the first half of fiscal year 2025. The change was primarily due to the increase in gross profit of $3.0 million, partially offset by the increase in SG&A expenses of $625,000.

Other Expense, Net

We recognized other expense, net in the first half of fiscal year 2026 of $455,000, compared to $497,000 in the first half of fiscal year 2025. Other expense, net for the first half of fiscal years 2026 and 2025 is comprised of interest expense and other miscellaneous items.

Income (Loss) Before Income Taxes

We reported income before income taxes of $640,000 for the first half of fiscal year 2026, compared to a loss before income taxes of $1.8 million for the first half of fiscal year 2025. The change was primarily a result of the increase in income from operations of $2.4 million.

Income Tax Expense (Benefit)

Income tax benefit totaled $17,000 in the first half of fiscal year 2026, compared to income tax expense of $27,000 in the first half of fiscal year 2025. Our effective tax rate was negative 2.7% for the first half of fiscal year 2026 and negative 1.5% for the first half of fiscal year 2025.

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

Net Income (Loss)

Net income for the first half of fiscal year 2026 was $657,000, or $0.07 per share, compared to a net loss of $1.8 million, or $0.23 per share, for the first half of fiscal year 2025. This change was primarily due to the increase in income before income taxes of $2.4 million.

Financial Condition

Total assets increased $2.4 million, or 5.9%, to $42.4 million at April 30, 2026, from $40.1 million at October 31, 2025. This increase was primarily due to a $798,000 increase in trade accounts receivable, net and an increase in inventories of $1.5 million. The increase in trade accounts receivable, net resulted primarily from the increase in net sales in the second quarter of fiscal year 2026 when compared to the fourth quarter of fiscal year 2025. Inventories increased largely as a result of the timing of certain raw material purchases and the replenishment and timing of sales of stock inventory.

Total liabilities increased $1.7 million, or 9.1%, to $20.2 million at April 30, 2026, from $18.5 million at October 31, 2025. The increase in total liabilities was primarily due to an increase in note payable, revolver - current totaling $1.7 million, resulting from net proceeds on our Revolver.

As of April 30, 2026, the aggregate redemption value of the redeemable restricted common stock increased to $7.0 million. The Company records the value of the redeemable restricted common stock at the average stock closing price for the ten days preceding the balance sheet date multiplied by the total number of the redeemable shares.

Total shareholders’ equity at April 30, 2026 decreased $1.3 million in the first half of fiscal year 2026 resulting primarily from the reduction in retained earnings caused by the $1.9 million increase in the aggregate redemption value of the redeemable restricted common stock as of April 30, 2026, partially offset by net income of $657,000.

Liquidity and Capital Resources

Our primary capital needs have been to fund working capital requirements through our Revolver. Our primary source of capital for this purpose has been existing cash, cash provided by operations, and borrowings under our Revolver (see “Credit Facilities” below).

Our cash totaled $146,000 as of April 30, 2026, a decrease of $92,000 compared to $238,000 as of October 31, 2025. The decrease in cash for the six months ended April 30, 2026 primarily resulted from net cash used in operating activities of $1.4 million and capital expenditures of $211,000, partially offset by net cash provided by financing activities of $1.5 million.

On April 30, 2026, we had working capital of $17.1 million compared to $13.9 million on October 31, 2025. The ratio of current assets to current liabilities as of April 30, 2026 was 2.1 to 1.0, compared to 1.8 to 1.0 as of October 31, 2025. The increase in working capital and in the current ratio was primarily due to the increase in trade accounts receivable, net of $798,000, the increase in inventories totaling $1.5 million and the decrease in current installments of long-term debt totaling $2.5 million, resulting from the reclassification of the long-term portion of the refinanced term loan, partially offset by the increase in note payable, revolver – current totaling $1.7 million, resulting from net proceeds on our Revolver.

As of April 30, 2026 and October 31, 2025, we had outstanding loan balances under our Revolver totaling $7.3 million and $5.6 million, respectively. As of April 30, 2026 and October 31, 2025, we had other outstanding bank loan balances, excluding our Revolver, totaling $2.7 million and $2.6 million, respectively.

Net Cash

Net cash used in operating activities was $1.4 million in the first half of fiscal year 2026, compared to net cash provided by operating activities of $2.8 million for the first half of fiscal year 2025. Net cash used in operating activities during the first half of fiscal year 2026 primarily resulted from an increase in inventories totaling $1.5 million, the cash flow impact of increases in trade accounts receivable, net totaling $807,000 and the cash flow impact of decreases in accounts payable and accrued expenses, including accrued compensation and payroll taxes, totaling $297,000, partially offset by certain adjustments to reconcile net income of $657,000 to net cash used in operating activities including depreciation and amortization of $389,000 and share-based compensation expense of $163,000.

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

Net cash used in investing activities totaled $237,000 in the first half of fiscal year 2026, compared to $143,000 in the first half of fiscal year 2025. Net cash used in investing activities during the first half of fiscal years 2026 and 2025 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment.

Net cash provided by financing activities totaled $1.5 million for the first half of fiscal year 2026, compared to net cash used in financing activities of $2.0 million in the first half of fiscal year 2025. Net cash provided by financing activities in the first half of fiscal years 2026 resulted primarily from net proceeds from our revolving line of credit totaling $1.7 million. Net cash used in financing activities in the first half of fiscal year 2025 resulted primarily from net repayments on our revolving line of credit totaling $1.8 million.

Credit Facilities

We have credit facilities consisting of a term loan (the “Term Loan”) and a Revolving Credit Master Promissory Note and related Loan and Security Agreement (collectively, the “Revolver”).

On April 30, 2026, we entered into the Term Loan consisting of a Business Loan Agreement (the “Loan Agreement”) with Freedom First Federal Credit Union (“Freedom First”). In connection with the Loan Agreement, we also executed a Promissory Note dated April 30, 2026, in the original principal amount of $2,650,000. Coinciding with our entering the Loan Agreement with Freedom First, we paid the full outstanding balance of our existing Virginia Real Estate Loan with Northeast Bank, which had a maturity date of May 5, 2026.

The Term Loan is payable in monthly installments of principal and interest beginning June 1, 2026. Principal is calculated using the unpaid balance of the loan and a two hundred forty (240) month amortization schedule. Interest is computed on the aggregate principal balance outstanding at a rate of 6.5% per annum for 60 months. Effective June 1, 2031, the interest rate will change to the monthly average yield on U.S. Treasury Securities, adjusted to a constant maturity of five years, plus 2.5%, for years six through ten. Notwithstanding any other provision, the interest rate on the Promissory Note shall at no time be less than 4.5% per annum. The maturity date of the Term loan is May 1, 2036.

The Term Loan is secured by a first lien deed of trust on the land and building at the Company’s headquarters and manufacturing facilities located in Roanoke, Virginia.

As of April 30, 2026 we had an outstanding balance on our Term Loan of $2.7 million. As of October 31, 2025, we had an outstanding balance on our Virginia Real Estate Loan of $2.6 million.

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

The maximum aggregate principal amount subject to the Revolver is $18.0 million. Interest accrues on the daily balance at the per annum rate of 1.5% above the Prime Rate in effect from time to time, but not less than 4.75% (the “Applicable Rate”). As a result, the Revolver accrued interest at an 8.25% rate at April 30, 2026 and 8.5% at October 31, 2025. In the event of a default, interest may become 6.0% above the Applicable Rate. The loan may be extended subject to the agreement of SLR.

The Revolver requires a lockbox arrangement, which provides for all cash receipts to be swept daily to reduce the balance outstanding. This arrangement, combined with the existence of a “subjective acceleration clause” (as defined by U.S. generally accepted accounting principles) in the Revolver, requires the balance on the Revolver to be classified as a current liability. The “subjective acceleration clause” allows SLR to declare an event of default if there is a material adverse change in our business or financial condition. Upon the occurrence of an event of default, SLR may, among other things, declare all obligations payable in full. We believe that no such material adverse change has occurred. In addition, at April 30, 2026 and through the date of this report, SLR has not informed us that any such event of default has occurred. The Revolver has a maturity date of July 24, 2027 and we believe that we will continue to be able to borrow on the Revolver to fund our operations over the remaining term.

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

As of April 30, 2026, we had $7.3 million of outstanding borrowings on our Revolver and $4.6 million in available credit.

Capital Expenditures

We did not have any material commitments for capital expenditures as of April 30, 2026. During our 2026 fiscal year budgeting process, we included an estimate for capital expenditures of $1.0 million for the fiscal year. We anticipate these expenditures, to the extent made, will be funded out of our working capital, cash provided by operations or borrowings under our Revolver, as appropriate. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Additionally, total capital expenditures exceeding $1.0 million per fiscal year would require approval from our lender.

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

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2025 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2025 Form 10-K did not change during the period from November 1, 2025 through April 30, 2026.

New Accounting Standards

New Accounting Standards Recently Adopted

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires public entities to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”), as described in accordance with U.S. GAAP. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosure requirement in ASU 280, Segment Reporting, on an interim and annual basis. The guidance in ASU 2023-07 is effective for annual reporting periods in fiscal years beginning after December 15, 2023 and interim reporting periods in fiscal years beginning after December 31, 2024. We adopted ASU 2023-07 on a retrospective basis for the annual period ended October 31, 2025 and for interim reporting periods beginning with the fiscal quarter ended January 31, 2026. See note 11 for further information regarding the Company’s single reportable segment disclosures.

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

In July 2025, the FASB issued Accounting Standards Update 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The amendments in ASU 2025-05 provide entities with a practical expedient to simplify the estimation of expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASU 606, Revenue from Contracts with Customers (“ASU 606”) by allowing the assumption that current conditions as of the balance sheet date will not change during the remaining life of the asset. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 and interim periods within those annual reporting periods, with early adoption permitted. The adoption of ASU 2025-05 is not expected to have a material impact on our results of operations, financial position or liquidity or our related financial statement disclosures.

In December 2025, the FASB issued Accounting Standards Update 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). This update clarifies the applicability, form and content, and interim disclosure requirements in ASU Topic 270 and enhances navigability of the interim reporting guidance. ASU 2025-11 also establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact ASU 2025-11 will have on our financial statement disclosures.

In December 2025, the FASB issued Accounting Standards Update 2025-12, Codification Improvements, (“ASU 2025-12”). ASU 2025-12 includes changes that clarify, correct, or otherwise improve certain components of the Accounting Standards Codification. The improvements consist of narrow-scope amendments, technical corrections, clarification of existing guidance, and updates to clarify the appropriate scope and application of certain disclosure requirements. ASU 2025-12 is effective for annual periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the impact ASU 2025-12 will have on our results of operations, financial position or liquidity or our related financial statement disclosures.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2026. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2026, and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

4.16

Business Loan Agreement dated April 30, 2026, by and between Optical Cable Corporation and Freedom First Federal Credit Union (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 6, 2026).

4.17

Promissory Note dated April 30, 2026, by Optical Cable Corporation in favor of Freedom First Federal Credit Union (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 6, 2026).

4.18

Deed of Trust dated April 30, 2026, by Optical Cable Corporation, as Grantor, in favor of Freedom First Federal Credit Union, as Beneficiary (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed May 6, 2026).

4.19

Assignment of Rents dated April 30, 2026, by Optical Cable Corporation, as Grantor, in favor of Freedom First Federal Credit Union, as Grantee/Lender (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed May 6, 2026).

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

PART II. OTHER INFORMATION

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

PART II. OTHER INFORMATION

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 30, 2026 and October 31, 2025, (ii) Condensed Consolidated Statements of Operations for the three months and six months ended April 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Shareholders’ Equity for the three months and six months ended April 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2026 and 2025, and (v) Condensed Notes to Condensed Consolidated Financial Statements. FILED HEREWITH.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION
(Registrant)

Date: June 8, 2026	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr.
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: June 8, 2026	/s/ Tracy G. Smith
Tracy G. Smith
Executive Vice President and
Chief Financial Officer