Form 10-Q
period 2026-07-31
OPTICAL CABLE CORP
filed 2026-09-09
CIK 1000230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

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

As of September 2, 2026, 8,842,024 shares of the registrant’s Common Stock, no par value, were outstanding.

OPTICAL CABLE CORPORATION

Form 10-Q Index

Nine Months Ended July 31, 2026

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

OPTICAL CABLE CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	July 31,	October 31,
	2026	2025
Assets
Current assets:
Cash	$297,193	$237,508
Trade accounts receivable, net of allowance for credit losses of $84,549 at July 31, 2026 and $72,909 at October 31, 2025	11,842,621	10,280,616
Income taxes refundable - current	—	13,500
Other receivables	40,814	19,863
Inventories	22,938,467	19,801,754
Prepaid expenses and other assets	450,002	402,542
Total current assets	35,569,097	30,755,783
Property and equipment, net	6,613,711	6,589,517
Intangible assets, net	467,739	481,225
Other assets, net	2,204,000	2,233,256
Total assets	$44,854,547	$40,059,781

Liabilities, Redeemable Restricted Common Stock and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$66,949	$2,570,793
Note payable, revolver - current	6,329,173	5,624,816
Accounts payable and accrued expenses	7,312,352	6,848,785
Accrued compensation and payroll taxes	2,666,595	1,784,207
Income taxes payable	33,812	24,688
Total current liabilities	16,408,881	16,853,289
Long-term debt, excluding current installments	2,572,866	—
Other noncurrent liabilities	1,602,230	1,632,587
Total liabilities	20,583,977	18,485,876
Redeemable restricted common stock, no par value, 642,199 shares issued and outstanding as of July 31, 2026 and October 31, 2025	9,543,077	5,066,950

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; issued and outstanding 8,199,825 shares at July 31, 2026 and 8,227,871 shares at October 31, 2025	15,925,002	15,743,742
Retained earnings (accumulated deficit)	(1,197,509)	763,213
Total shareholders’ equity	14,727,493	16,506,955
Commitments and contingencies
Total liabilities, redeemable restricted common stock and shareholders' equity	$44,854,547	$40,059,781

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
Net sales	$24,297,022	$19,916,919	$62,941,623	$53,209,284
Cost of goods sold	15,202,314	13,597,608	40,882,703	36,928,838
Gross profit	9,094,708	6,319,311	22,058,920	16,280,446
Selling, general and administrative expenses	6,962,706	5,736,667	18,790,608	16,939,181
Royalty expense, net	6,601	6,571	19,804	19,714
Amortization of intangible assets	13,769	13,599	41,305	40,631
Income (loss) from operations	2,111,632	562,474	3,207,203	(719,080)
Other income (expense), net:
Interest expense, net	(247,112)	(260,002)	(692,205)	(772,559)
Other, net	2,160	3,882	(8,098)	19,485
Other expense, net	(244,952)	(256,120)	(700,303)	(753,074)
Income (loss) before income taxes	1,866,680	306,354	2,506,900	(1,472,154)
Income tax expense (benefit)	8,563	4,468	(8,505)	31,313
Net income (loss)	$1,858,117	$301,886	$2,515,405	$(1,503,467)
Net income (loss) per share: basic and diluted	$0.21	$0.04	$0.28	$(0.19)

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Nine Months Ended July 31, 2026
			Retained
			Earnings	Total
	Common Stock		(Accumulated	Shareholders'
	Shares	Amount	Deficit)	Equity
Balances at October 31, 2025	8,227,871	$15,743,742	$763,213	$16,506,955
Share-based compensation, net	(38,472)	(67,748)	—	(67,748)
(Increase) decrease in aggregate redemption value of redeemable restricted common stock	—	—	2,087,147	2,087,147
Net loss	—	—	(397,529)	(397,529)
Balances at January 31, 2026	8,189,399	$15,675,994	$2,452,831	$18,128,825

Share-based compensation, net	—	73,670	—	73,670
(Increase) decrease in aggregate redemption value of redeemable restricted common stock	—	—	(4,033,010)	(4,033,010)
Net income	—	—	1,054,817	1,054,817
Balances at April 30, 2026	8,189,399	$15,749,664	$(525,362)	$15,224,302

Share-based compensation, net	10,426	175,338	—	175,338
(Increase) decrease in aggregate redemption value of redeemable restricted common stock	—	—	(2,530,264)	(2,530,264)
Net income	—	—	1,858,117	1,858,117
Balances at July 31, 2026	8,199,825	$15,925,002	$(1,197,509)	$14,727,493

	Nine Months Ended July 31, 2025
				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balances at October 31, 2024	8,220,344	$15,464,416	$5,377,500	$20,841,916
Share-based compensation, net	(21,767)	7,051	—	7,051
Net loss	—	—	(1,107,431)	(1,107,431)
Balances at January 31, 2025	8,198,577	$15,471,467	$4,270,069	$19,741,536

Share-based compensation, net	(6,560)	71,934	—	71,934
Net loss	—	—	(697,922)	(697,922)
Balances at April 30, 2025	8,192,017	$15,543,401	$3,572,147	$19,115,548

Share-based compensation, net	36,228	107,101	—	107,101
Issuance costs of redeemable stock	—	—	(92,483)	(92,483)
(Increase) decrease in aggregate redemption value of redeemable restricted common stock	—	—	(1,202,325)	(1,202,325)
Net income	—	—	301,886	301,886
Balances at July 31, 2025	8,228,245	$15,650,502	$2,579,225	$18,229,727

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	July 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$2,515,405	$(1,503,467)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	584,792	608,001
Bad debt expense	13,494	496
Share-based compensation expense	387,546	293,399
Loss on disposal of property and equipment	10,275	6,292
(Increase) decrease in:
Trade accounts receivable	(1,575,499)	(131,850)
Other receivables	(20,951)	46,959
Income taxes refundable	13,500	1,625
Inventories	(3,136,713)	27,883
Prepaid expenses and other assets	52,540	144,190
Other assets	350,567	340,825
Increase (decrease) in:
Accounts payable and accrued expenses	399,837	848,216
Accrued compensation and payroll taxes	882,388	236,364
Income taxes payable	9,124	(7,730)
Other noncurrent liabilities	(338,670)	(294,458)
Net cash provided by operating activities	147,635	616,745
Cash flows from investing activities:
Purchase of and deposits for the purchase of property and equipment	(424,600)	(217,048)
Investment in intangible assets	(27,818)	(16,538)
Proceeds from sale of property and equipment	976	—
Net cash used in investing activities	(451,442)	(233,586)
Cash flows from financing activities:
Payroll taxes withheld and remitted on share-based payments	(206,286)	(107,313)
Proceeds from note payable, revolver	62,439,871	53,653,397
Payments on note payable, revolver	(61,735,514)	(55,509,858)
Principal payments on long-term debt	(2,580,978)	(42,881)
Proceeds from new long-term debt	2,650,000	—
Payments for financing costs	(147,932)	(75,000)
Issuance of redeemable restricted common stock, net of issuance costs	—	1,907,517
Principal payments on finance leases	(55,669)	(31,854)
Net cash provided by (used in) financing activities	363,492	(205,992)
Net increase in cash	59,685	177,167
Cash at beginning of period	237,508	244,247
Cash at end of period	$297,193	$421,414

See accompanying condensed notes to condensed consolidated financial statements.

OPTICAL CABLE CORPORATION

Condensed Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2026

(Unaudited)

(1)	General

The accompanying unaudited condensed consolidated financial statements of Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10‑Q and Regulation S‑X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2026 are not necessarily indicative of the results for the fiscal year ending October 31, 2026 because the following items, among other things, may impact those results: changing macroeconomic conditions in various markets, supply chain and labor constraints impacting production volumes, any increased costs related to raw materials, labor, or government and private industry mandates in the areas of the world in which we operate, changes in market conditions, seasonality, inflation and interest rates, changes in technology, competitive conditions, timing of certain projects and purchases by key customers, significant variations in sales resulting from high volatility and timing of large sales orders among a limited number of customers in certain markets, ability of management to execute its business plans, continued ability to maintain and/or secure future debt and/or equity financing to adequately finance ongoing operations; as well as other variables, uncertainties, contingencies and risks set forth as risks in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2025 (including those set forth in the “Forward-Looking Information” section), or as otherwise set forth in other filings by the Company as variables, contingencies and/or risks possibly affecting future results. The unaudited condensed consolidated financial statements and condensed notes are presented as permitted by Form 10‑Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2025.

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

(2)	Stock Incentive Plan and Other Share‑Based Compensation

As of July 31, 2026, there were approximately 400,000 remaining shares available for grant under the Optical Cable Corporation Stock Incentive Plan, as amended (“2017 Plan”).

Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations for the three months and nine months ended July 31, 2026 was $224,902 and $387,546, respectively. Share-based compensation expense for employees, a consultant and non-employee Directors recognized in the condensed consolidated statements of operations for the three months and nine months ended July 31, 2025 was $107,101 and $293,399, respectively. Share-based compensation expense is entirely related to expense recognized in connection with the vesting of restricted stock awards or other stock awards.

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

During the three months ended July 31, 2026, OCC granted restricted stock awards totaling 14,932 shares to non-employee Directors under the 2017 Plan. The shares are subject to a one-year vesting period and are part of the non-employee Directors’ annual compensation for service on the Board of Directors.

Restricted stock award activity during the nine months ended July 31, 2026 consisted of stock grants totaling 14,932 shares, restricted shares forfeited totaling 6,685 shares and restricted shares withheld for taxes in connection with the vesting of restricted shares totaling 36,293 shares. OCC restricted stock grants provide the participant with the option to surrender shares to pay for withholding tax obligations resulting from any vesting restricted shares, or to pay cash to the Company or taxing authorities in the amount of the withholding taxes owed on the value of any vesting restricted shares in order to avoid surrendering shares.

As of July 31, 2026, the estimated amount of compensation cost related to unvested equity-based compensation awards in the form of service-based and operational performance-based shares that the Company will recognize over a 1.1 year weighted-average period is approximately $661,000.

(3)	Allowance for Credit Losses for Trade Accounts Receivable

A summary of changes in the allowance for credit losses for trade accounts receivable for the nine months ended July 31, 2026 and 2025 follows:

	Nine Months Ended
	July 31,
	2026	2025
Balance at beginning of period	$72,909	$92,125
Bad debt expense (recovery)	13,494	496
Losses charged to allowance	(1,854)	—
Balance at end of period	$84,549	$92,621

(4)	Inventories

Inventories as of July 31, 2026 and October 31, 2025 consist of the following:

	July 31,	October 31,
	2026	2025
Finished goods	$5,713,569	$5,542,575
Work in process	6,834,989	5,047,737
Raw materials	10,082,391	8,890,488
Production supplies	307,518	320,954
Total	$22,938,467	$19,801,754

(5)	Product Warranties

As of July 31, 2026 and October 31, 2025, the Company’s accrual for estimated product warranty claims totaled $110,000 and $100,000, respectively, and is included in accounts payable and accrued expenses. Warranty claims expense for the three months and nine months ended July 31, 2026 totaled $34,455 and $71,067, respectively. Warranty claims expense for the three months and nine months ended July 31, 2025 totaled $53,088 and $85,029, respectively. Warranty claims expense includes certain costs to investigate claims and potential claims, and the costs to replace and/or repair product pursuant to claims, which can include claims not deemed valid by the Company.

The following table summarizes the changes in the Company’s accrual for product warranties during the nine months ended July 31, 2026 and 2025:

	Nine Months Ended
	July 31,
	2026	2025
Balance at beginning of period	$100,000	$65,000
Liabilities accrued for warranties issued during the period	106,094	109,520
Warranty claims and costs paid during the period	(61,067)	(45,029)
Changes in liability for pre-existing warranties during the period	(35,027)	(24,491)
Balance at end of period	$110,000	$105,000

(6)	Long-term Debt and Notes Payable

The Company has credit facilities consisting of a term loan (the “Term Loan”) and a Revolving Credit Master Promissory Note and related Loan and Security Agreement (collectively, the “Revolver”).

The Company entered into the Term Loan consisting of a Business Loan Agreement (the “Loan Agreement”) with Freedom First Federal Credit Union (“Freedom First”) on April 30, 2026. In connection with the Loan Agreement, the Company also executed a Promissory Note in the original principal amount of $2,650,000. Coinciding with the Company entering the Loan Agreement with Freedom First, the Company paid the full outstanding balance of the Company’s existing Virginia Real Estate Loan with Northeast Bank, which had a maturity date of May 5, 2026.

The Term Loan is payable in monthly installments of principal and interest. Principal is calculated using the unpaid balance of the loan and a two hundred forty (240) month amortization schedule. Interest is computed on the aggregate principal balance outstanding at a fixed rate of 6.5% per annum for 60 months. Effective June 1, 2031, the interest rate will change to the monthly average yield on U.S. Treasury Securities, adjusted to a constant maturity of five years, plus 2.5%, for a new fixed rate for years six though ten. Notwithstanding any other provision, the interest rate on the Promissory Note shall at no time be less than 4.5% per annum. The maturity date of the Term Loan is May 1, 2036.

The Term Loan is secured by a first lien deed of trust on the land and building at the Company’s headquarters and manufacturing facilities located in Roanoke, Virginia.

The Company had an outstanding balance on its Term Loan of $2,639,815 as of July 31, 2026. The Company had an outstanding balance on its Virginia Real Estate Loan of $2,570,793 as of October 31, 2025.

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

The maximum aggregate principal amount subject to the Revolver is $18,000,000. Interest accrues on the daily balance at the per annum rate of 1.5% above the Prime Rate in effect from time to time, but not less than 4.75% (the “Applicable Rate”). As a result, the Revolver accrued interest at an 8.25% rate at July 31, 2026 and 8.5% at October 31, 2025. In the event of a default, interest may become 6.0% above the Applicable Rate. The loan may be extended subject to the agreement of SLR.

The Company’s Revolver requires a lockbox arrangement, which provides for all cash receipts to be swept daily to reduce the balance outstanding. This arrangement, combined with the existence of a “subjective acceleration clause” (as defined by U.S. generally accepted accounting principles) in the Revolver, requires the balance on the Revolver to be classified as a current liability. The “subjective acceleration clause” allows SLR to declare an event of default if there is a material adverse change in the Company’s business or financial condition. Upon the occurrence of an event of default, SLR may, among other things, declare all obligations payable in full. Management believes that no such material adverse change has occurred. In addition, at July 31, 2026 and through the date of this report, SLR has not informed the Company that any such event of default has occurred.

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

As of July 31, 2026, the Company had $6.3 million of outstanding borrowings on its Revolver and $6.6 million in available credit. As of October 31, 2025, the Company had $5.6 million of outstanding borrowings on its Revolver and $4.7 million in available credit.

(7)	Leases

The Company has an operating lease agreement for approximately 34,000 square feet of office, manufacturing and warehouse space in Plano, Texas (near Dallas). The lease term expires on November 30, 2029.

The Company has an operating lease agreement for approximately 27,500 square feet of warehouse space in Roanoke, Virginia. The lease term expires on April 30, 2029.

The Company also leases certain office equipment under operating leases with initial 60-month and 48-month terms. The lease terms expire December 9, 2029 and May 19, 2030.

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

The Company leases phone equipment that is used in the Roanoke, Virginia facility. The lease term expires on April 24, 2031. The right-of-use asset is being amortized on a straight-line basis over five years. When the lease term ends, if the Company elects to retain the phone equipment, title will transfer to the Company and the remaining net book value of the right-of-use asset will be classified as property and equipment.

The Company leased printers that are used in the Roanoke, Virginia manufacturing facility. The lease term expired on August 22, 2026. The right-of-use asset was amortized on a straight-line basis over seven years. When the lease term ended, the Company elected to purchase and retain the printers for a nominal fee. Title will transfer to the Company and the remaining net book value of the right-of-use asset will be classified as property and equipment subsequent to July 31, 2026, once the fee has been paid.

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

Operating lease right-of-use assets of $1,818,039 and $1,686,290 were included in other assets at July 31, 2026 and October 31, 2025, respectively. Operating lease liabilities of $468,155 and $1,432,777 were included in accounts payable and accrued expenses, and other noncurrent liabilities, respectively, at July 31, 2026. Operating lease liabilities of $392,898 and $1,358,584 were included in accounts payable and accrued expenses, and other noncurrent liabilities, respectively, at October 31, 2025. Operating lease expense recognized during the three months and nine months ended July 31, 2026 totaled $187,096 and $504,140, respectively. Operating lease expense recognized during the three months and nine months ended July 31, 2025 totaled $153,107 and $462,766, respectively.

The weighted average remaining lease term for the operating leases was 41.2 months and the weighted average discount rate was 9.2% as of July 31, 2026.

For the three months and nine months ended July 31, 2026, cash paid for operating lease liabilities totaled $151,961 and $453,334, respectively. For the three months and nine months ended July 31, 2025, cash paid for operating lease liabilities totaled $147,390 and $432,529, respectively. For the three months ended July 31, 2026, right-of-use assets obtained in exchange for new operating lease liabilities totaled $30,568. For the nine months ended July 31, 2026, right-of-use assets obtained in exchange for new operating lease liabilities totaled $479,254. For the three months ended July 31, 2025, there were no right-of-use assets obtained in exchange for new operating lease liabilities. For the nine months ended July 31, 2025, right-of-use assets obtained in exchange for new operating lease liabilities totaled $266,141 and there was a reduction in the right-of-use assets for terminated lease liabilities totaling $21,344.

For the three months ended July 31, 2026, there were no right-of-use assets obtained in exchange for new finance lease liabilities. For the nine months ended July 31, 2026, right-of-use assets obtained in exchange for new finance lease liabilities totaled $35,081. For the three months and nine months ended July 31, 2025 right-of-use assets obtained in exchange for new finance lease liabilities totaled $188,185.

Finance lease right-of-use assets of $239,793 and $257,986 were included in other assets at July 31, 2026 and October 31, 2025, respectively. Finance lease liabilities of $65,504 and $145,878 were included in accounts payable and accrued expenses, and other noncurrent liabilities, respectively, at July 31, 2026. Finance lease liabilities of $87,014 and $144,957 were included in accounts payable and accrued expenses, and other noncurrent liabilities, respectively, at October 31, 2025. Interest expense related to the finance leases totaled $3,510 and $11,305, respectively, for the three months and nine months ended July 31, 2026. Interest expense related to the finance leases totaled $2,070 and $4,098, respectively, for the three months and nine months ended July 31, 2025. For the three months and nine months ended July 31, 2026, amortization expense related to the finance leases totaled $19,707 and $53,274, respectively. For the three months and nine months ended July 31, 2025, amortization expense related to the finance leases totaled $10,511 and $25,260, respectively.

The weighted average remaining lease term for the finance leases was 43.5 months and the weighted average discount rate was 6.4% as of July 31, 2026.

For the three months ended July 31, 2026, cash paid for the finance lease liabilities totaled $3,510 for interest and $19,222 for principal. For the nine months ended July 31, 2026, cash paid for the finance lease liabilities totaled $11,305 for interest and $55,669 for principal. For the three months ended July 31, 2025, cash paid for the finance lease liability totaled $2,070 for interest and $12,449 for principal. For the nine months ended July 31, 2025, cash paid for the finance lease liability totaled $4,098 for interest and $31,854 for principal.

The Company’s future payments due under leases reconciled to the lease liabilities are as follows:

Fiscal Year	Operating leases	Finance leases
2026 (1)	$152,711	$36,800
2027	629,022	52,948
2028	652,425	52,948
2029	675,460	52,948
Thereafter	119,635	41,409
Total undiscounted lease payments	2,229,253	237,053
Present value discount	(328,321)	(25,671)
Total lease liability	$1,900,932	$211,382

(1)	Remaining three months of fiscal year 2026.

(8)	Fair Value Measurements

The carrying amounts reported in the condensed consolidated balance sheets as of July 31, 2026 and October 31, 2025 for cash, trade accounts receivable, income taxes refundable – current, other receivables, current installments of long-term debt, accounts payable and accrued expenses, accrued compensation and payroll taxes, and income taxes payable approximate fair value because of the short maturity of these instruments. The carrying values reported in the condensed consolidated balance sheets as of July 31, 2026 and October 31, 2025 of the Company’s note payable, revolver – current approximate fair value because the interest rates vary with the market. The carrying value reported in the condensed consolidated balance sheet as of July 31, 2026 of the Company’s long-term debt, excluding current installments, approximates fair value based on similar long-term debt issues available to the Company as of July 31, 2026. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
Net income (loss) (numerator)	$1,858,117	$301,886	$2,515,405	$(1,503,467)
Shares (denominator)	8,834,543	8,394,988	8,844,796	7,900,901
Basic and diluted net income (loss) per share	$0.21	$0.04	$0.28	$(0.19)

Nonvested shares which have been issued and were outstanding as of July 31, 2025 totaling 370,720 were not included in the computation of basic and diluted net loss per share for the nine months ended July 31, 2025 (because to include such shares would have been antidilutive, or in other words, to do so would have reduced the net loss per share for those periods).

Redeemable restricted common stock totaling 642,199 shares, issued July 7, 2025 and outstanding as of July 31, 2026 and 2025, were included in the computation of basic and diluted net income per share for the three months and nine months ended July 31, 2026 and 2025.

(10)	Business and Credit Concentrations

The Company provides credit, in the normal course of business, to various commercial enterprises, governmental entities and not‑for‑profit organizations. Concentration of credit risk with respect to trade receivables is normally limited due to the Company’s large number of customers. The Company also manages exposure to credit risk through credit approvals, credit limits and monitoring procedures. Management believes that credit risks as of July 31, 2026 have been adequately provided for in the condensed consolidated financial statements. The Company includes all entities under common ownership for the purpose of calculating business concentrations.

For the three months and nine months ended July 31, 2026, 12.3% and 14.8%, respectively, of consolidated net sales were attributable to one distributor customer. For the three months ended July 31, 2026, 10.7% of consolidated net sales were attributable to another distributor customer. For the three months and nine months ended July 31, 2025, 20.5% and 19.4%, respectively, of consolidated net sales were attributable to one distributor customer.

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

The following table presents selected financial information with respect to the Company's single reportable segment, including significant single reportable segment expenses that are regularly provided to the CODM:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
Net sales	$24,297,022	$19,916,919	$62,941,623	$53,209,284
Cost of goods sold	15,202,314	13,597,608	40,882,703	36,928,838
Employee and contracted sales personnel-related expenses	4,795,818	3,855,114	12,627,619	11,296,809
Shipping expenses	705,288	526,574	1,771,427	1,428,902
Travel and entertainment expenses	167,751	144,790	572,046	478,494
Professional fees and expenses	123,896	126,132	340,370	428,644
Other (1)	1,190,323	1,104,227	3,540,255	3,366,677
Income (loss) from operations	2,111,632	562,474	3,207,203	(719,080)
Other expense
Interest expense	(247,112)	(260,002)	(692,205)	(772,559)
Other income (expense)	2,160	3,882	(8,098)	19,485
Other expense, net	(244,952)	(256,120)	(700,303)	(753,074)
Income (loss) before income taxes	1,866,680	306,354	2,506,900	(1,472,154)
Income tax expense (benefit)	8,563	4,468	(8,505)	31,313
Net income (loss)	$1,858,117	$301,886	$2,515,405	$(1,503,467)

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

The Company recognizes revenue at the point in time when products are shipped or delivered from its manufacturing facility to its customer, in accordance with the agreed-upon shipping terms.  Since the Company typically invoices the customer at the same time that performance obligations are satisfied, no contract assets are recognized. The Company’s contract liability represents advance consideration received from customers prior to transfer of the product. This liability was $252,841 as of July 31, 2026 and $68,386 as of October 31, 2025.

Sales to certain customers are made pursuant to agreements that provide price adjustments and limited return rights with respect to the Company’s products.  The Company maintains a reserve for estimated future price adjustment claims, rebates and returns as a refund liability, included in accounts payable and accrued expenses, and the Company excludes such amounts from net sales. The Company’s refund liability was $231,425 as of July 31, 2026 and $403,816 as of October 31, 2025.

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

Disaggregation of Revenue

The following table presents net sales attributable to the United States and all other countries in total for the three months and nine months ended July 31, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
United States	$19,187,791	$15,949,437	$48,004,056	$41,819,451
Outside the United States	5,109,231	3,967,482	14,937,567	11,389,833
Total net sales	$24,297,022	$19,916,919	$62,941,623	$53,209,284

(13)	Redeemable Restricted Common Stock

The Company issued 642,199 shares of redeemable restricted common stock to Lightera, LLC (“Lightera”) for $2.0 million in cash consideration on July 7, 2025 pursuant to a Stock Purchase Agreement (the “SPA”). The SPA provides the Company with the right to repurchase the shares issued to Lightera at a price equal to the greater of the price per share of common stock paid at issuance or the average price per share of common stock as traded for the ten trading days ending on the business day immediately prior to the date on which the call notice is delivered (the “Call Option”). Similarly, Lightera has a corresponding right to require the Company repurchase the shares issued using the same pricing mechanism included in the Call Option (the “Put Option”).

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

The Company may be obligated to cumulatively purchase a sufficient number of redeemable common stock through one or more exercises of the Call Option and the Put Option up to a cap equal to the value of Lightera’s total original investment of $2.0 million, using a price per share of redeemable common stock equal to the greater of the price per share of redeemable common stock paid at issuance, or the average price per share of redeemable common stock as traded for the ten trading days ending on the business day immediately prior to the date any individual Call Option or Put Option is exercised.

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

While not currently redeemable, the redeemable common stock is probable of becoming redeemable pursuant to U.S. generally accepted accounting principles, and thus the Company has elected to recognize the redeemable common stock at redemption value of $9.5 million as of July 31, 2026 and $5.1 million as of October 31, 2025. The corresponding changes in redemption value are recognized in retained earnings.

The Company evaluated the Call Option and Put Option and concluded that these embedded features were not indexed to the underlying equity-like instruments and are required to be bifurcated and recognized as a compound derivative instrument. As of the date of issuance and July 31, 2026, the Company concluded the fair value of the bifurcated compound derivative was insignificant as the strike price adjusts with the movement of the trading price of the underlying common stock.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Form 10-Q may contain certain forward-looking information within the meaning of the federal securities laws. The forward-looking information may include, among other information, (i) statements concerning our outlook for the future, (ii) statements of belief, anticipation or expectation, (iii) future plans, strategies or anticipated events, and (iv) similar information and statements concerning matters that are not historical facts. Such forward-looking information is subject to known and unknown variables, uncertainties, contingencies and risks that may cause actual events or results to differ materially from our expectations. Such known and unknown variables, uncertainties, contingencies and risks (collectively, “factors”) may also adversely affect Optical Cable Corporation and its subsidiaries (collectively, the “Company” or “OCC®”), the Company’s future results of operations and future financial condition, and/or the future equity value of the Company. Factors that could cause or contribute to such differences from our expectations or that could adversely affect the Company include, but are not limited to: the level of sales to key customers, including distributors; timing of certain projects and purchases by key customers; economic conditions that affect the telecommunications sector, the data communications sector, certain technology sectors and/or certain industry market sectors (for example, including, but not limited to: enterprise/commercial, data center, and various specialty markets, including military, industrial, broadcast, mining, petrochemical, renewable energy and wireless carrier industry market sectors); corporate and/or government spending on information technology; actions by competitors; fluctuations in the price and/or availability of raw materials or products (including, but not limited to, optical fiber, copper, gold and other precious metals, plastics, other materials and products); fluctuations in transportation costs; our dependence on customized equipment for the manufacture of certain of our products in certain production facilities; our ability to protect our proprietary manufacturing technology; market conditions influencing prices or pricing in one or more of the markets in which we participate, including the impact of increased competition; our dependence on a limited number of suppliers for certain product components; the loss of or conflict with one or more key suppliers or customers; an adverse outcome in any litigation, claims, and other actions or disputes, and potential litigation, claims, and other actions or disputes against us or with us; an adverse outcome in any regulatory reviews and audits and potential regulatory reviews and audits; adverse changes in state tax laws and/or positions taken by state taxing authorities affecting us; technological changes and introductions of new competing products; changes in end-user preferences for competing technologies relative to our product offering; economic conditions that affect U.S.-based manufacturers; economic conditions or changes in relative currency strengths (for example, the strengthening of the U.S. dollar relative to certain foreign currencies), and import and/or export tariffs imposed by the U.S. and other countries that affect certain geographic markets, industry market sectors, and/or the economy as a whole; changes in demand for our products from certain competitors for which we provide private label connectivity products; changes in the mix of products sold during any given period (due to, among other things, seasonality or varying strength or weaknesses in particular markets in which we participate) which may impact gross profits and gross profit margins or net sales; variations in orders and production volumes affecting fixed-costs coverage and production efficiencies which may impact gross profits and gross profit margins; variations in orders and production volumes of hybrid cables (fiber and copper) with high copper content, which tend to have lower gross profit margins; significant variations in sales resulting from: (i) high volatility within various geographic markets, within targeted markets and industries, for certain types of products, and/or with certain customers (whether related to the market generally or to specific customers’ business in particular), (ii) market variations in existing product inventory levels available, generally or in certain markets, impacting sales orders for products, (iii) timing of large sales orders, and (iv) sales concentration among a limited number of customers in certain markets, particularly the wireless carrier market; terrorist attacks or acts of war, any current or potential future military conflicts, and acts of civil unrest; cold wars and economic sanctions as a result of these activities; changes in the level of spending by the United States government, including, but not limited to military spending; ability to recruit and retain key personnel (including production personnel); poor labor relations; increasing labor costs; delays, extended lead times and/or changes in availability of needed raw materials or products (including, but not limited to, optical fiber), equipment and/or supplies; shipping and other logistics challenges; impact of inflation on costs, including raw materials and labor, and ability to pass along any increased costs to customers; impact of import and/or export tariffs imposed by the U.S. and other countries on costs, and ability to pass along any increased costs to customers; impact of higher interest rates increasing the cost of capital; impact of cybersecurity risks and incidents and the related actual or potential costs and consequences of such risks and incidents, including costs and regulations to limit such risks; the impact of data privacy laws, including any applicable international privacy laws, and the related actual or potential costs and consequences; the impact of changes in accounting policies and related costs of compliance, including changes by the Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board (“PCAOB”), the Financial Accounting Standards Board (“FASB”), and/or the International Accounting Standards Board (“IASB”); our ability to continue to successfully comply with, and the cost of compliance with, the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 or any revisions to that act which apply to us; the impact of changes and potential changes in federal or state laws and regulations adversely affecting our business and/or which result in increases in our direct and indirect costs, including our direct and indirect costs of compliance with such laws and regulations; rising healthcare costs; impact of new or changed government laws and regulations on healthcare costs; the impact of changes in state or federal tax laws and regulations increasing our costs and/or impacting the net return to investors owning our shares; any changes in the status of our compliance with covenants, if any, with our lenders; our continued ability to maintain and/or secure future debt financing and/or equity financing to adequately finance our ongoing operations; the impact of any redemption of redeemable common stock; the impact of future consolidation among competitors and/or among customers adversely affecting our position with our customers and/or our market position; actions by customers or suppliers adversely affecting us in reaction to the expansion of our product offering in any manner, including, but not limited to, by offering products that compete with our customers or suppliers, and/or by entering into alliances with, making investments in or with, and/or acquiring parties that compete with and/or have conflicts with our customers or suppliers; voluntary or involuntary delisting of the Company’s common stock from any exchange on which it is traded; the deregistration by the Company from SEC reporting requirements as a result of the small number of holders of the Company’s common stock; adverse reactions by customers, vendors or other service providers to unsolicited proposals regarding the ownership or management of the Company; the additional costs of considering, responding to and possibly defending our position on unsolicited proposals regarding the ownership or management of the Company; direct and indirect impacts of weather, natural disasters and/or epidemic, pandemic or endemic diseases in the areas of the world in which we operate, market our products and/or acquire raw materials or products including, but not limited to: impacts on demand for our products, impacts on supply chains, impacts on our manufacturing capabilities, labor constraints impacting our production volumes and costs, and other impacts on our sales and/or costs; any present or future government mandates, travel restrictions, shutdowns or other regulations regarding any epidemic, pandemic or endemic diseases; an increase in the number of shares of the Company’s common stock issued and outstanding; economic downturns generally and/or in one or more of the markets in which we operate; changes in market demand, exchange rates, productivity, market dynamics, market confidence, macroeconomic and/or other economic conditions in the areas of the world in which we operate and market our products; and our success in managing the risks involved in the foregoing.

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

Overview of Optical Cable Corporation

Optical Cable Corporation (or OCC®) is a leading manufacturer of a broad range of fiber optic and copper data communication cabling and connectivity solutions primarily for the enterprise, data center, and various harsh environment and specialty markets, offering integrated suites of high quality products which operate as a system solution or seamlessly integrate with other components. Our product offerings include designs for uses ranging from enterprise networks, data centers, residential, campus and Passive Optical LAN (POL) installations to customized products for specialty applications and harsh environments, including military, industrial, mining, petrochemical, renewable energy and broadcast applications. Our products include fiber optic and copper cabling, hybrid cabling (which includes fiber optic and copper elements in a single cable), fiber optic and copper connectors, specialty fiber optic, copper and hybrid connectors, fiber optic and copper patch cords, pre-terminated fiber optic and copper cable trunks and assemblies, racks, cabinets, data center and datacom enclosures, patch panels, face plates, multimedia boxes, fiber optic reels and accessories and other cable and connectivity management accessories, and are designed to meet the most demanding needs of end-users, delivering a high degree of reliability and outstanding performance characteristics.

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

Founded in 1983, Optical Cable Corporation is headquartered in Roanoke, Virginia with offices, manufacturing and warehouse facilities located in Roanoke, Virginia, near Asheville, North Carolina, and near Dallas, Texas. We manufacture fiber optic cables at our Roanoke facility which is ISO 9001:2015 registered, manufacture enterprise connectivity products at our Asheville facility which is ISO 9001:2015 registered, and manufacture enterprise connectivity products and harsh environment and specialty connectivity products at our Dallas facility which is ISO 9001:2015 registered and MIL-STD-790G certified.

OCC designs, develops and manufactures, and markets and sells, fiber optic and hybrid cables for a broad range of enterprise, data center, harsh environment, wireless carrier and other specialty markets and applications. We refer to these products as our fiber optic cable offering. OCC designs, develops and manufactures, and markets and sells, fiber and copper connectivity products for a broad range of enterprise, commercial, data center, and residential applications. We refer to these products as our enterprise connectivity product offering. OCC designs, develops and manufactures, and markets and sells, a broad range of specialty fiber optic connectors and connectivity solutions principally for use in military, harsh environment and other specialty applications. We refer to these products as our harsh environment and specialty connectivity product offering.

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

Optical Cable Corporation entered into a strategic collaboration agreement with Lightera, LLC (“Lightera”) on July 7, 2025 to expand product offerings and solutions—especially for the data center and enterprise sectors. As part of this strategic collaboration, OCC and Lightera have combined portions of the product portfolios of both companies to deliver additional integrated cabling and connectivity solution offerings, which includes certain Lightera products being offered and sold by OCC. In connection with this strategic collaboration, Lightera purchased 642,199 redeemable restricted shares of common stock from OCC, which represent approximately 7.3% of OCC’s outstanding common shares as of July 31, 2026.

Optical Cable Corporation™, OCC®, Procyon®, Superior Modular Products™, SMP Data Communications™, Applied Optical Systems™, Centric Solutions™ and associated logos are trademarks of Optical Cable Corporation. Lightera™ and associated logos are trademarks of Lightera, LLC.

Summary of Company Performance for Third Quarter of Fiscal Year 2026

●

Consolidated net sales for the third quarter of fiscal year 2026 increased 22.0% to $24.3 million, compared to $19.9 million for the same period last year. Net sales for the third quarter of fiscal year 2026 increased 9.4% compared to $22.2 million for the second quarter of fiscal year 2026.

●

Gross profit increased 43.9% to $9.1 million in the third quarter of fiscal year 2026, compared to $6.3 million for the third quarter of fiscal year 2025, and increased 19.8% when compared to $7.6 million for the second quarter of fiscal year 2026.

●

Gross profit margin (gross profit as a percentage of net sales) increased to 37.4% during the third quarter of fiscal year 2026, compared to 31.7% for the third quarter of fiscal year 2025, and compared to 34.2% for the second quarter of fiscal year 2026.

●

SG&A expenses were $7.0 million during the third quarter of fiscal year 2026, compared to $5.7 million for the same period last year. SG&A expenses as a percentage of net sales were 28.7% during the third quarter of fiscal year 2026, compared to 28.8% during the same period in fiscal year 2025, and compared to 28.2% during the second quarter of fiscal year 2026.

●	Net income was $1.9 million, or $0.21 per share, during the third quarter of fiscal year 2026, compared to $302,000, or $0.04 per share, for the comparable period last year.

Results of Operations

We sell our products internationally and domestically to our customers which include major distributors, various regional and smaller distributors, original equipment manufacturers, value-added resellers, and others. All of our sales to customers outside of the United States are denominated in U.S. dollars. We can experience fluctuations in the percentage of net sales to customers outside of the United States and in the United States from period to period based on the timing of large orders, coupled with the impact of increases and decreases in sales to customers in various regions of the world. Sales outside of the U.S. can also be impacted by fluctuations in the exchange rate of the U.S. dollar compared to other currencies, as well as import and/or export tariffs imposed by the U.S. and other countries.

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

Cost of goods sold consists of the cost of materials and products, product warranty costs, compensation costs, and overhead and other costs related to our manufacturing operations. The largest percentage of costs included in cost of goods sold is attributable to costs of materials and products.

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

Selling, general and administrative expenses (“SG&A expenses”) consist of the compensation costs for sales and marketing personnel, shipping costs, trade show expenses, customer support expenses, travel expenses, advertising, bad debt expense, compensation costs for administration and management personnel, legal, accounting, advisory and professional fees, costs incurred to settle litigation or claims and other actions against us, and other costs associated with our operations.

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

The following table sets forth and highlights fluctuations in selected line items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended			Nine Months Ended
	July 31,			July 31,
	2026	2025	Percent change	2026	2025	Percent change
Net sales	$24,297,000	$19,917,000	22.0%	$62,942,000	$53,209,000	18.3%
Gross profit	9,095,000	6,319,000	43.9%	22,059,000	16,280,000	35.5%
SG&A expenses	6,963,000	5,737,000	21.4%	18,791,000	16,939,000	10.9%
Income (loss) from operations	2,112,000	562,000	275.4%	3,207,000	(719,000)	546.0%
Net income (loss)	1,858,000	302,000	515.5%	2,515,000	(1,503,000)	267.3%

Three Months Ended July 31, 2026 and 2025

Net Sales

Consolidated net sales for the third quarter of fiscal year 2026 increased 22.0% to $24.3 million, compared to net sales of $19.9 million for the same period last year, and increased 9.4% compared to net sales of $22.2 million during the second quarter of fiscal year 2026. We experienced an increase in net sales in our enterprise, data center, and specialty markets during the third quarter of fiscal year 2026, compared to the same period last year.

Net sales to customers outside of the United States increased 28.8% and net sales to customers in the United States increased 20.3% in the third quarter of fiscal year 2026, compared to the same period last year. We can experience fluctuations in sales from quarter to quarter in the various markets (both industries and geographies) in which we operate for various reasons.

We continue to see general market growth opportunities in our industry, both domestically and internationally, with strength specifically in our enterprise, data center, and specialty markets.

At the end of the third quarter of fiscal year 2026, our sales order backlog/forward load was $13.5 million compared to $13.3 million as of April 30, 2026, $10.4 million as of January 31, 2026, and when compared to $7.3 million as of October 31, 2025.

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

Gross Profit

Our gross profit increased 43.9% to $9.1 million in the third quarter of fiscal year 2026, compared to gross profit of $6.3 million in the third quarter of fiscal year 2025, and increased 19.8% compared to $7.6 million for the second quarter of fiscal year 2026.

Gross profit margin, or gross profit as a percentage of net sales, increased to 37.4% in the third quarter of fiscal year 2026, compared to 31.7% in the third quarter of fiscal year 2025, and compared to 34.2% for the second quarter of fiscal year 2026, as we benefited from our operating leverage.

Gross profit margin for the third quarter of fiscal 2026, when compared to the same period last year, was positively impacted by higher volumes, as fixed charges were spread over higher sales—the impact of our strong manufacturing operating leverage. Additionally, our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may vary based on changes in product mix.

Selling, General, and Administrative Expenses

SG&A expenses increased to $7.0 million, or 21.4%, during the third quarter of fiscal year 2026, when compared to $5.7 million during the third quarter of fiscal year 2025. SG&A expenses as a percentage of net sales were 28.7% in the third quarter of fiscal year 2026, compared to 28.8% in the third quarter of fiscal year 2025. By comparison, SG&A expenses as a percentage of net sales were 28.2% during the second quarter of fiscal year 2026.

The increase in SG&A expenses during the third quarter of fiscal year 2026, compared to the same period last year, was primarily the result of increases in employee costs and contracted sales personnel-related costs totaling $941,000 and shipping costs totaling $179,000. Included in employee costs and contracted sales personnel-related costs are compensation costs and sales incentives. Compensation costs increased due to new hires, net of terminations, and certain rate increases and performance incentives. Sales incentives and shipping costs increased primarily due to increases in net sales.

Generally, our SG&A expense as a percentage of net sales decreases as fix charges are spread over higher net sales—the impact of our SG&A operating leverage.

Royalty Income (Expense), Net

We recognized royalty expense, net of royalty income, totaling $7,000 during the third quarter of fiscal years 2026 and 2025. Royalty expense and/or income may fluctuate based on sales of related licensed products and estimates of amounts for non-licensed product sales, if any.

Amortization of Intangible Assets

We recognized $14,000 of amortization expense, associated with intangible assets, during the third quarter of fiscal years 2026 and 2025.

Income from Operations

We reported income from operations of $2.1 million for the third quarter of fiscal year 2026, compared to $562,000 for the third quarter of fiscal year 2025. The change was primarily due to the increase in gross profit of $2.8 million, partially offset by the increase in SG&A expenses of $1.2 million.

Other Expense, Net

We recognized other expense, net in the third quarter of fiscal year 2026 of $245,000, compared to $256,000 in the third quarter of fiscal year 2025. Other expense, net for the third quarter of fiscal years 2026 and 2025 is comprised of interest expense and other miscellaneous items.

Income Before Income Taxes

We reported income before income taxes of $1.9 million for the third quarter of fiscal year 2026, compared to $306,000 for the third quarter of fiscal year 2025. The change was primarily a result of the increase in income from operations of $1.5 million.

Income Tax Expense

Income tax expense totaled $9,000 in the third quarter of fiscal year 2026, compared to $4,000 in the third quarter of fiscal year 2025. Our effective tax rate was less than one percent for the third quarter of fiscal year 2026 and 1.5% for the third quarter of fiscal year 2025.

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

Net Income

Net income for the third quarter of fiscal year 2026 was $1.9 million, or $0.21 per share, compared to $302,000, or $0.04 per share, for the third quarter of fiscal year 2025. This change was primarily due to the increase in income before income taxes of $1.6 million.

Nine Months Ended July 31, 2026 and 2025

Net Sales

Consolidated net sales for the first nine months of fiscal year 2026 were $62.9 million, an increase of 18.3% compared to net sales of $53.2 million for the same period last year. We experienced an increase in net sales in our enterprise, data center, and specialty markets in the first nine months of fiscal year 2026, compared to the same period last year.

Net sales to customers outside of the United States increased 31.1% and net sales to customers in the United States increased 14.8% in the first nine months of fiscal year 2026, compared to the same period last year. We can experience fluctuations in sales from quarter to quarter in the various markets (both industries and geographies) in which we operate for various reasons.

We continue to see general market growth opportunities in our industry, both domestically and internationally, with strength specifically in our enterprise, data center, and specialty markets.

At the end of the first nine months of fiscal year 2026, our sales order backlog/forward load increased to $13.5 million when compared to $13.3 million as of April 30, 2026, $10.4 million as of January 31, 2026, and when compared to $7.3 million as of October 31, 2025.

Gross Profit

Our gross profit was $22.1 million in the first nine months of fiscal year 2026, an increase of 35.5% compared to gross profit of $16.3 million in the first nine months of fiscal year 2025. Gross profit margin increased to 35.0% in the first nine months of fiscal year 2026 compared to 30.6% in the first nine months of fiscal year 2025.

Gross profit margin for the first nine months of fiscal 2026, when compared to the same period last year, was positively impacted by higher volumes, as fixed charges were spread over higher sales—the impact of our manufacturing operating leverage. Additionally, our gross profit margin percentages are heavily dependent upon product mix on a quarterly basis and may vary based on changes in product mix.

Selling, General, and Administrative Expenses

SG&A expenses increased 10.9% to $18.8 million during the first nine months of fiscal year 2026, compared to $16.9 million for the same period last year. SG&A expenses as a percentage of net sales were 29.9% in the first nine months of fiscal year 2026 compared to 31.8% for the first nine months of fiscal year 2025.

The increase in SG&A expenses during the first nine months of fiscal year 2026 compared to the same period last year was primarily the result of increases in employee costs and contracted sales personnel-related costs totaling $1.3 million and shipping costs totaling $343,000. Included in employee costs and contracted sales personnel-related costs are compensation costs and sales incentives. Compensation costs increased due to new hires, net of terminations, and certain rate increases and performance incentives. Sales incentives and shipping costs increased primarily due to increases in net sales.

Royalty Income (Expense), Net

We recognized royalty expense, net of royalty income, totaling $20,000 during the first nine months of fiscal years 2026 and 2025. Royalty income and/or expense may fluctuate based on sales of related licensed products and estimates of amounts for non-licensed product sales, if any.

Amortization of Intangible Assets

We recognized $41,000 of amortization expense, associated with intangible assets, during the first nine months of fiscal years 2026 and 2025.

Income (Loss) from Operations

We reported income from operations of $3.2 million for the first nine months of fiscal year 2026, compared to a loss from operations of $719,000 for the first nine months of fiscal year 2025. The change was primarily due to the increase in gross profit of $5.8 million, partially offset by the increase in SG&A expenses of $1.9 million.

Other Expense, Net

We recognized other expense, net in the first nine months of fiscal year 2026 of $700,000, compared to $753,000 in the first nine months of fiscal year 2025. Other expense, net for the first nine months of fiscal years 2026 and 2025 is comprised of interest expense and other miscellaneous items.

Income (Loss) Before Income Taxes

We reported income before income taxes of $2.5 million for the first nine months of fiscal year 2026, compared to a loss before income taxes of $1.5 million for the first nine months of fiscal year 2025. The change was primarily a result of the increase in income from operations of $3.9 million.

Income Tax Expense (Benefit)

Income tax benefit totaled $9,000 in the first nine months of fiscal year 2026, compared to income tax expense of $31,000 in the first nine months of fiscal year 2025. Our effective tax rate was less than negative one percent for the first nine months of fiscal year 2026 and negative 2.1% for the first nine months of fiscal year 2025.

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

Net Income (Loss)

Net income for the first nine months of fiscal year 2026 was $2.5 million, or $0.28 per share, compared to a net loss of $1.5 million, or $0.19 per share, for the first nine months of fiscal year 2025. This change was primarily due to the increase in income before income taxes of $4.0 million.

Financial Condition

Total assets increased $4.8 million, or 12.0%, to $44.9 million at July 31, 2026, from $40.1 million at October 31, 2025. This increase was primarily due to a $1.6 million increase in trade accounts receivable, net and an increase in inventories of $3.1 million. The increase in trade accounts receivable, net resulted primarily from the increase in net sales in the third quarter of fiscal year 2026 when compared to the fourth quarter of fiscal year 2025. Inventories increased largely as a result of the timing of certain raw material purchases and increases in work in process levels related to pending shipments.

Total liabilities increased $2.1 million, or 11.3%, to $20.6 million at July 31, 2026, from $18.5 million at October 31, 2025. The increase in total liabilities was primarily due to an $882,000 increase in accrued compensation and payroll taxes, resulting from increased employee incentives in response to higher net sales and improved financial performance, and a $704,000 increase in note payable, revolver - current, resulting from net proceeds on our Revolver.

As of July 31, 2026, the aggregate redemption value of the redeemable restricted common stock increased to $9.5 million from $5.1 million as of October 31, 2025. The Company records the value of the redeemable restricted common stock at the average stock closing price for the ten days preceding the balance sheet date multiplied by the total number of the redeemable shares.

Total shareholders’ equity at July 31, 2026 decreased $1.8 million in the first nine months of fiscal year 2026 resulting primarily from the reduction in retained earnings caused by the $4.5 million increase in the aggregate redemption value of the redeemable restricted common stock as of July 31, 2026, partially offset by net income of $2.5 million.

Liquidity and Capital Resources

Our primary capital needs have been to fund working capital requirements. Our primary source of capital for this purpose has been existing cash, cash provided by operations, and borrowings under our Revolver (see “Credit Facilities” below).

Our cash totaled $297,000 as of July 31, 2026, an increase of $59,000 compared to $238,000 as of October 31, 2025. The increase in cash for the nine months ended July 31, 2026 primarily resulted from net cash provided by operating activities of $148,000 and financing activities of $363,000, partially offset by capital expenditures of $425,000.

On July 31, 2026, we had working capital of $19.2 million compared to $13.9 million on October 31, 2025. The ratio of current assets to current liabilities as of July 31, 2026 was 2.2 to 1.0, compared to 1.8 to 1.0 as of October 31, 2025. The increase in working capital and in the current ratio was primarily due to the increase in trade accounts receivable, net of $1.6 million, the increase in inventories totaling $3.1 million and the decrease in current installments of long-term debt totaling $2.5 million, resulting from the reclassification of the long-term portion of the refinanced term loan, partially offset by the increase in accrued compensation and payroll taxes totaling $882,000 and the note payable, revolver – current totaling $704,000.

As of July 31, 2026 and October 31, 2025, we had outstanding loan balances under our Revolver totaling $6.3 million and $5.6 million, respectively. As of July 31, 2026 and October 31, 2025, we had other outstanding bank loan balances, excluding our Revolver, totaling $2.6 million.

Net Cash

Net cash provided by operating activities was $148,000 in the first nine months of fiscal year 2026, compared to $617,000 for the first nine months of fiscal year 2025. Net cash provided by operating activities during the first nine months of fiscal year 2026 primarily resulted from certain adjustments to reconcile net income of $2.5 million to net cash provided by operating activities, including depreciation and amortization of $585,000, share-based compensation expense of $388,000, and the cash flow impact of decreases in accrued compensation and payroll taxes totaling $882,000, partially offset by an increase in inventories totaling $3.1 million, and the cash flow impact of increases in trade accounts receivable, net totaling $1.6 million.

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

Net cash used in investing activities totaled $451,000 in the first nine months of fiscal year 2026, compared to $234,000 in the first nine months of fiscal year 2025. Net cash used in investing activities during the first nine months of fiscal years 2026 and 2025 resulted primarily from purchases of property and equipment and deposits for the purchase of property and equipment.

Net cash provided by financing activities totaled $363,000 for the first nine months of fiscal year 2026, compared to net cash used in financing activities of $206,000 in the first nine months of fiscal year 2025. Net cash provided by financing activities in the first nine months of fiscal years 2026 resulted primarily from net proceeds from our revolving line of credit totaling $704,000, partially offset by payroll taxes withheld and remitted totaling $206,000 related to the vesting of operational performance-based restricted stock. Net cash used in financing activities in the first nine months of fiscal year 2025 resulted from the issuance of redeemable restricted common stock, net of $1.9 million, partially offset by repayments on our revolving line of credit totaling $1.9 million and payroll taxes withheld and remitted totaling $107,000 related to the vesting of operational performance-based restricted stock.

Credit Facilities

We have credit facilities consisting of a term loan (the “Term Loan”) and a Revolving Credit Master Promissory Note and related Loan and Security Agreement (collectively, the “Revolver”).

We entered into the Term Loan consisting of a Business Loan Agreement (the “Loan Agreement”) with Freedom First Federal Credit Union (“Freedom First”) on April 30, 2026. In connection with the Loan Agreement, we also executed a Promissory Note dated April 30, 2026, in the original principal amount of $2,650,000. Coinciding with our entering the Loan Agreement with Freedom First, we paid the full outstanding balance of our existing Virginia Real Estate Loan with Northeast Bank, which had a maturity date of May 5, 2026.

The Term Loan is payable in monthly installments of principal and interest. Principal is calculated using the unpaid balance of the loan and a two hundred forty (240) month amortization schedule. Interest is computed on the aggregate principal balance outstanding at a fixed rate of 6.5% per annum for 60 months. Effective June 1, 2031, the interest rate will change to the monthly average yield on U.S. Treasury Securities, adjusted to a constant maturity of five years, plus 2.5%, for a new fixed rate for years six through ten. Notwithstanding any other provision, the interest rate on the Promissory Note shall at no time be less than 4.5% per annum. The maturity date of the Term loan is May 1, 2036.

The Term Loan is secured by a first lien deed of trust on the land and building at the Company’s headquarters and manufacturing facilities located in Roanoke, Virginia.

As of July 31, 2026 we had an outstanding balance on our Term Loan of $2.6 million. As of October 31, 2025, we had an outstanding balance on our Virginia Real Estate Loan of $2.6 million.

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

The maximum aggregate principal amount subject to the Revolver is $18.0 million. Interest accrues on the daily balance at the per annum rate of 1.5% above the Prime Rate in effect from time to time, but not less than 4.75% (the “Applicable Rate”). As a result, the Revolver accrued interest at an 8.25% rate at July 31, 2026 and 8.5% at October 31, 2025. In the event of a default, interest may become 6.0% above the Applicable Rate. The loan may be extended subject to the agreement of SLR.

The Revolver requires a lockbox arrangement, which provides for all cash receipts to be swept daily to reduce the balance outstanding. This arrangement, combined with the existence of a “subjective acceleration clause” (as defined by U.S. generally accepted accounting principles) in the Revolver, requires the balance on the Revolver to be classified as a current liability. The “subjective acceleration clause” allows SLR to declare an event of default if there is a material adverse change in our business or financial condition. Upon the occurrence of an event of default, SLR may, among other things, declare all obligations payable in full. We believe that no such material adverse change has occurred. In addition, at July 31, 2026 and through the date of this report, SLR has not informed us that any such event of default has occurred. The Revolver has a maturity date of July 24, 2027 and we believe that we will continue to be able to borrow on the Revolver to fund our operations over the remaining term.

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

As of July 31, 2026, we had $6.3 million of outstanding borrowings on our Revolver and $6.6 million in available credit.

Capital Expenditures

We did not have any material commitments for capital expenditures as of July 31, 2026. During our 2026 fiscal year budgeting process, we included an estimate for capital expenditures of $1.0 million for the fiscal year. We anticipate these expenditures, to the extent made, will be funded out of our working capital, cash provided by operations or borrowings under our Revolver, as appropriate. Capital expenditures are reviewed and approved based on a variety of factors including, but not limited to, current cash flow considerations, the expected return on investment, project priorities, impact on current or future product offerings, availability of personnel necessary to implement and begin using acquired equipment, and economic conditions in general. Additionally, total capital expenditures exceeding $1.0 million per fiscal year would require approval from our Revolver lender, SLR.

Corporate acquisitions and other strategic investments, if any, are considered outside of our annual capital expenditure budgeting process.

Future Cash Flow Considerations

We believe that our future cash flow from operations, our cash on hand and our existing Revolver or refinanced Revolver will be adequate to fund our operations for at least the next twelve months.

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

Note 1 to the consolidated financial statements filed with our Annual Report on Form 10-K for fiscal year 2025 provides a summary of our significant accounting policies. Those significant accounting policies detailed in our fiscal year 2025 Form 10-K did not change during the period from November 1, 2025 through July 31, 2026.

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

Our management evaluated, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2026. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2026, and that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at July 31, 2026 and October 31, 2025, (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended July 31, 2026 and 2025, (iii) Condensed Consolidated Statements of Shareholders’ Equity for the three months and nine months ended July 31, 2026 and 2025, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2026 and 2025, and (v) Condensed Notes to Condensed Consolidated Financial Statements. FILED HEREWITH.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL CABLE CORPORATION (Registrant)

Date: September 9, 2026	/s/ Neil D. Wilkin, Jr.
Neil D. Wilkin, Jr. Chairman of the Board of Directors,
President and Chief Executive Officer

Date: September 9, 2026	/s/ Tracy G. Smith
Tracy G. Smith
Executive Vice President and Chief
Financial Officer